Form 10-Q
period 1995-07-31
DATARAM CORP
filed 1995-09-14
CIK 27093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

/ X  /    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended     7/31/95    or
                               --------------

/____/    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the transition period from           to
                                --------    --------

Commission file number             1-8266
                      ------------------------------------

                   DATARAM CORPORATION
----------------------------------------------------------
  (Exact name of registrant as specified in its charter)

     NEW JERSEY                                        22-1831409
---------------------------------------   -------------------------------------
(State or other jurisdiction of           (I.R.S.  Employer Identification No.)
     incorporation or organization)

     P.O. BOX 7528, PRINCETON, NJ                        08543
-------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (609) 799-0071
                                                   ---------------


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      X           No
                          -----------         -----------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of SEPTEMBER 11, 1995, there were 3,824,305 shares outstanding.

                            PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATMENTS

                      Dataram Corporation And Subsidiary
                         Consolidated Balance Sheets
                       July 31, 1995 and April 30, 1995


                                                             Unaudited                Audited
                  Assets                                   July 31, 1995           April 30, 1995
                  ------                                   -------------           --------------
Current Assets:
      Cash and cash equivalents                         $          515,827      $          721,811
      Trade receivables, less allowance for
        doubtful accounts of $345,000 at July 31, 1995
        and $320,000 at April 30, 1995                          13,796,890              15,096,024
      Inventories                                                7,647,556               8,060,807
      Other current assets                                         851,961               1,129,630
                                                        ------------------      ------------------
              Total current assets                              22,812,234              25,008,272
                                                        ------------------      ------------------

Property and equipment,  at cost:
      Land                                                         875,000                 875,000
      Machinery and equipment                                    6,044,712               5,952,504
                                                        ------------------      ------------------
                                                                 6,919,712               6,827,504
      Less: accumulated depreciation
                 and amortization                                4,363,699               4,197,158
                                                        ------------------      ------------------
      Net property and equipment                                 2,556,013               2,630,346
Other assets                                                         6,155                  15,076
                                                        ------------------      ------------------
                                                        $       25,374,402      $       27,653,694
                                                        ==================      ==================
               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
      Accounts payable                                  $        7,285,310      $        8,778,049
      Accrued liabilities                                          920,482               2,244,348
                                                        ------------------      ------------------
              Total current liabilities                          8,205,792              11,022,397
                                                        ------------------      ------------------

Deferred income taxes                                              239,822                 239,822

Stockholders' Equity:
      Common stock, par value $1.00 per share.
         Authorized 18,000,000 shares; issued
         3,792,305  at July 31, 1995
         and 3,792,305 at April 30, 1995                         3,792,305               3,792,305
      Additional paid-in capital                                 3,219,142               3,219,142
      Retained earnings                                          9,917,341               9,380,028
                                                        ------------------      ------------------
              Total stockholders' equity                        16,928,788              16,391,475

                                                        ------------------      ------------------
                                                        $       25,374,402      $       27,653,694
                                                        ==================      ==================

See accompanying notes to consolidated financial statements

                      Dataram Corporation and Subsidiary
                     Consolidated Statements of Earnings
                  Three Months Ended July 31, 1995 and 1994
                                  (Unaudted)


                                                            1995                 1994
                                                     ---------------      ---------------
Revenues                                             $    24,884,747      $    22,162,957

Costs and expenses:
      Cost of sales                                       21,853,895           18,486,831
      Engineering and development                            434,963              628,870
      Selling, general and administrative                  1,691,045            2,597,197
                                                     ---------------      ---------------
                                                          23,979,903           21,712,898
                                                     ---------------      ---------------

         Earnings from operations                            904,844              450,059

Other income (expense):
      Other income, net                                            0               33,202
      Interest expense                                       (18,531)             (36,140)
                                                     ---------------      ---------------
                                                             (18,531)              (2,938)
                                                     ---------------      ---------------
         Earnings before income taxes                        886,313              447,121

Income tax provision                                         349,000              179,000
                                                     ---------------      ---------------
         Net earnings                                $       537,313      $       268,121
                                                     ===============      ===============

Net earnings per share of common stock               $           .14      $           .07
                                                     ===============      ===============

Weighted average number of common
         shares outstanding                                3,821,810            3,818,550
                                                     ===============      ===============

See accompanying notes to consolidated financial statements

                      Dataram Corporation and Subsidiary
                    Consolidated Statements of Cash Flows
                   Three Months Ended July 31,1995 and 1994
                                 (Unaudited)

                                                                              1995               1994
                                                                        -------------      -------------
Sources of working capital:
  Net earnings                                                          $     537,313      $     268,120
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                           167,100            210,999
      Bad debt expense                                                         58,097             58,198
      Changes in assets and liabilities:
        Decrease (increase) in trade receivables                            1,241,037         (1,070,131)
        Decrease (increase) in inventories                                    413,251         (3,651,317)
        Decrease in other current assets                                      277,669            474,566
        Decrease (increase) in other assets                                     8,921                (10)
        Decrease in accounts payable                                       (1,492,739)           (43,744)
        Decrease in accrued liabilities                                    (1,323,866)          (382,976)
        Increase in income taxes payable                                            0            169,045
        Decrease in deferred income taxes                                           0            (47,087)
                                                                        -------------      -------------
              Total adjustments                                              (650,530)        (4,282,457)
                                                                        -------------      -------------

    Net cash used in operating activities                                    (113,217)        (4,014,337)
                                                                        -------------      -------------
Cash flows from investing activities:
  Purchase of fixed assets                                                    (92,208)          (129,733)
  Disposal of fixed assets                                                       (559)                 0
                                                                        -------------      -------------
    Net cash used in investing activities                                     (92,767)          (129,733)
                                                                        -------------      -------------

Cash flows from financing activities:
  Long-term debt                                                                    0          3,800,000
                                                                        -------------      -------------
    Net cash provided by financing activities                                       0          3,800,000
                                                                        -------------      -------------

Net decrease in cash and cash equivalents                                    (205,984)          (344,070)
Cash and cash equivalents at beginning of year                                721,811            437,779
                                                                        -------------      -------------

Cash and cash equivalents at end of period                              $     515,827      $      93,709
                                                                        =============      =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                            $      18,531      $      33,140
    Income taxes                                                        $           0      $           0
                                                                        =============      =============

See accompanying notes to consolidated financial statements.

                       DATARAM CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        July 31, 1995 and April 30, 1995

(1) Cash and cash equivalents consist of unrestricted cash, bankers acceptances, commercial paper and other short term investments. All investments are convertible to cash within a period of approximately thirty days or less.

(2)  Inventories consist of the following categories:

                                               7/31/95          4/30/95
                                               -------          -------

                  Raw Materials              $4,826,000    $   4,726,000
                  Work In Process               712,000          648,000
                  Finished Goods              2,110,000        2,687,000
                                              ---------        ---------
                                             $7,648,000    $   8,061,000
                                              =========        =========

(3) The Company has an agreement with a bank which provides for a total unsecured line of credit of $11,000,000 with interest at no higher than one-half percent below the bank's base commercial lending rate. Borrowings under the line of credit are at the convenience of Company management and may be repaid at any time. The line of credit agreement expires in October, 1997, unless otherwise amended or extended.

(4) In 1982, the Company adopted an incentive stock option plan. As of July 31, 1995, no further options may be granted under the plan and options to purchase 6,000 shares are outstanding and exercisable at an excercise price of $3.57 per share.

     In September 1992, an incentive and nonstatutory stock option plan was adopted by the shareholders which provides for the granting of up to 950,000 shares of common stock to key employees. As of July 31, 1995, options to purchase 374,000 shares at prices ranging from $5.125 to $7.125 per share are outstanding. As of July 31, 1995 no options had been exercised and options to purchase 125,000 shares were exercisable.

     In November 1992 and March 1993, the Company granted to four non-employee directors of the Company and the Company's outside general counsel five year options to acquire a total of 150,000 shares of the Company's common stock at an exercise price of $11.25 per share. As of July 31, 1995, none of these options had been exercised and options to purchase 75,000 shares were exercisable.

(5) Information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of this interim statement.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of July 31, 1995, working capital amounted to $14.6 million reflecting a current ratio of 2.8 compared to working capital of $14.0 million and a current ratio of 2.3 as of April 30, 1995.

     The Company's financial condition remains strong. The Company has a $11.0 million unsecured line of credit with a bank which expires in October 1997. The line of credit was used during the quarter to deal with peak cash demands. At the end of the quarter no amount was outstanding under the line of credit. With its current working capital balance and the line of credit, management believes that it will be able to support its revenue growth and other capital needs for the foreseeable future.

Results of Operations

     Revenues for the three month period ending July 31, 1995, were $24,885,000 compared to revenues of $22,163,000 for the comparable prior year period, an increase of 12%. Revenues for computer memory products increased by 17% over the prior year first quarter as prior year revenues included $912,000 from a discontinued product line.

     Cost of sales for the first quarter of fiscal 1996 and 1995 were 88% and 83% of revenues, respectively. Computer memory products have become commodity items and as such command low operating margins. As a result of recent restructurings, the Company has successfully transformed its organizational structure to compete in a computer memory market characterized by high volume, pricing pressures and low operating margins. Dynamic rams, the primary raw material in memory boards, continue to be in short supply and prices have risen from fourth quarter fiscal 1995 levels. To date, the Company has been able to acquire and expects to continue to be able to acquire sufficient quantities of DRAMs to fill its needs.


     Engineering and development costs in fiscal 1996's first quarter were $435,000 versus $629,000 in last year's first quarter. Today's workstation, server and personal computer memories have simple design characteristics. The Company intends to maintain its commitment to timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's first quarter declined to 7% of revenues from 12% for the same prior year period. Total expenditures decreased by $906,000 from the same prior year period. This decrease is primarily the result of the restructuring of the Company's operations related to a discontinued product line which occurred at the end of the fourth quarter of last fiscal year. As a result of the restructuring, the Company's engineering and development expenses and selling, general and administrative expenses total less than 10% of revenues and are expected to remain below 10% on comparable revenues.

     Other income (expense), for the first quarter of fiscal 1996 consisted primarily of interest expense associated with the Company's revolving credit line. Prior year other income (expense) consisted of interest expense offset by income from salvage of certain obsolete equipment and inventory items.

                           PART II: OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

A.  Backlog

     The Company's backlog released for shipment as of July 31, 1995, was $0.6 million compared to a backlog of $3.5 million on July 31, 1994. The Company normally fills most of its orders within one day or less after receipt and its backlog at any point in time is not necessarily indicative of future financial performance.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

     27.     Financial Data Schedule
     28 (a). Press Release reporting results of First Quarter, Fiscal Year 1996 (Attached).



B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATARAM CORPORATION



DATE: 9/11/95                 BY:  /s/   BERNARD L. RILEY
     -------------               ---------------------------------
                                   Bernard L. Riley
                                   Vice President, Finance
                                   (Principal Financial Officer)




DATE: 9/11/95                 BY:  /s/   MARK E. MADDOCKS
     -------------               ---------------------------------
                                   Mark E. Maddocks
                                   Controller
                                   (Principal Accounting Officer)