Form 10-Q
period 1995-10-31
DATARAM CORP
filed 1995-12-14
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q

(Mark One)

/ X  /    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange
Act of 1934.

For the quarterly period ended     10/31/95   or

/     /   Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange
Act of 1934.

For the transition period from           to

Commission file number             1-8266

          DATARAM CORPORATION
   (Exact name of registrant as specified in its charter)

     New Jersey                              22-1831409
(State or other jurisdiction of      (I.R.S.  Employer Identification No.)
incorporation or organization)

     P.O. Box 7528, Princeton, NJ                 08543
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:
(609)799-0071


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

     Yes  X        No


APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value):
As of December 8, 1995, there were 3,824,305 shares outstanding.

                  PART 1:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                Dataram Corporation and Subsidiary
                   Consolidated Balance Sheets
               October 31, 1995 and April 30, 1995

                                     Unaudited        Audited
                 Assets           October 31, 1995 April 30, 1995

Current Assets:                        $   459,856    $   721,811
   Cash and cash equivalents
   Trade receivables, less allowance for doubtful
     accounts and sales returns of $585,000 at
     October 31, 1995 and $495,000 at
     April 30, 1995                     19,394,821     14,921,024
   Inventories                          12,927,209      8,060,807
   Other current assets                    591,861      1,129.630
        Total current assets            33,373,747     24,833,272

Property and equipment, at cost:
   Land                                    875,000        875,000
   Machinery and equipment                6,106,751     5,952,504
                                          6,981,751     6,827,504

   Less: accumulated depreciation
     and amortization                     4,530,799     4,197,158
   Net property and equipment             2,450,952     2,630,346
Other assets                                  5,730        15,076
                                       $ 35,830,429   $27,478,694

      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                    $14,175,184    $ 8,778,049
   Accrued liabilities                   1,126,820      2,069,348
     Total current liabilities          15,302,004     10,847,397

Deferred income taxes                      753,822        239,822
Long-term debt                           1,900,000              0

Stockholders' Equity
   Common stock, par value $1.00 per share.
     Authorized 18,000,000 shares; issued
     3,824,305 at October 31, 1995
     and 3,792,305 at April 30, 1995     3,824,305      3,792,305
   Additional paid-in capital            3,425,142      3,219,142
   Retained earnings                    10,625,156      9,380,028
        Total stockholders' equity      17,874,603     16,391,475

                                       $35,830,429    $27,478,694

See accompanying notes to consolidated financial statements.

                             Dataram Corporation and Subsidiary
                            Consolidated Statements of Earnings
                   Three and Six Months Ended October 31, 1995 and 1994
                                        (Unaudited)

                                                     1995                        1994

                                          2nd Quarter     Six Months    2nd Quarter  Six Months
Revenues                                 $ 32,331,119   $57,215,866   $ 27,361,305  $49,524,262

Costs and expenses:
   Cost of sales                           28,925,556    50,779,451     22,788,189   41,275,020
   Engineering and development                453,351       888,314        676,903    1,305,773
   Selling, general and
     administrative                         1,743,759     3,434,804      2,958,212    5,555,409
                                           31,122,666    55,102,569     26,423,304   48,136,202

       Earnings from operations             1,208,453     2,113,297        938,001    1,388,060

Other income (expense):
   Other income (expense), net                      0             0         25,000       58,202
   Interest expense                           (38,638)      (57,169)       (93,422)    (129,562)
                                              (38,638)      (57,169)       (68,422)     (71,360)
Net earnings before income taxes            1,169,815     2,056,128        869,579    1,316,700

Income tax provision                          462,000       811,000        344,000      523,000
Net earnings                               $  707,815   $ 1,245,128   $    525,579 $    793,700

Net earnings per common and common
equivalent share:
   Primary                                 $      .18   $       .33   $        .14 $        .21
   Fully Diluted                           $      .18   $       .32   $        .14 $        .21

Weighted averaged number of common and
common equivalent shares outstanding:
   Primary                                  3,883,626     3,829,633      3,821,109    3,822,162
   Fully Diluted                            3,900,168     3,876,660      3,821,109    3,822,162

See accompanying notes to consolidated financial statements

                 Dataram Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                Six Months Ended October 31, 1995 and 1994
                               (Unaudited)


                                               1995      1994
Sources of working capital:
  Net earnings                           $ 1,245,128 $   793,700
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization           333,641     421,999
     Bad debt expense                        143,771     106,286
     Changes in assets and liabilities:
      Increase in trade receivables       (4,617,568) (3,454,201)
      Increase in inventories             (4,866,402) (1,004,557)
      Decrease in other current assets       537,769     616,657
      Decrease in other assets                 9,346       2,934
      Increase (decrease) in accounts
       payable                             5,397,135  (3,268,288)
      Decrease in accrued liabilities       (942,528)   (271,565)
      Increase in deferred income taxes      514,000           0
           Total adjustments              (3,490,836) (6,850,735)

      Net cash used in operating
       activities                         (2,245,708) (6,057,035)

  Cash flows from investing activities:
    Purchase of fixed assets                (154,247)   (224,656)
      Net cash used in investing activities (154,247)   (224,656)

  Cash flows from financing activities:
    Proceeds from sale of common shares under stock
     option plan                             238,000       2,438
    Increase in long-term debt             1,900,000   5,900,000
      Net cash provided by financing
       activities                          2,138,000   5,902,438

Net increase in cash and cash equivalents   (261,955)   (379,253)
Cash and cash equivalents at beginning
 of year                                     721,811     437,779

Cash and cash equivalents at end of
 period                                   $  459,856  $    58,526

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                            $   57,169  $   129,562
      Income taxes                        $  402,000  $         0

See accompanying notes to consolidated financial statements.



Dataram Corporation and Subsidiary

Notes to Consolidated Financial Statements
October 31, 1995 and April 30, 1995

(1) Cash and cash equivalents consist of unrestricted cash,bankers acceptances, commercial paper and other short term investments. All investments are convertible to cash within a period of approximately thirty days or less.

(2)  Inventories consist of the following categories:

                               10/31/95        4/30/95

          Raw Materials    $  8,150,000   $  4,726,000
          Work In Process       579,000        648,000
          Finished Goods      4,198,000      2,687,000
                            $12,927,000    $  8,061,000

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

(4) In 1982, the Company adopted an incentive stock option plan. As of October 31, 1995, no further options may be granted under the plan and options to purchase 6,000 shares were outstanding and exercisable at an excercise price of $3.57 per share.

      In September 1992, an incentive and nonstatutory stock option plan was adopted by the shareholders which provides for the granting of up to 950,000 shares of common stock to key employees. As of October 31, 1995, options to purchase 322,000 shares at prices ranging from $5.125 to $7.125 per share were outstanding. As of October 31, 1995 options to purchase 32,000 shares had been exercised and options to purchase 139,500 shares were exercisable.

     In November 1992 and March 1993, the Company granted to three non-employee directors of the Company and the Company's outside general counsel five year options to acquire a total of 120,000 shares of the Company's common stock at an exercise price of $11.25 per share. As of October 31, 1995, none of these options had been exercised and options to purchase 60,000 shares were exercisable.

(5) Certain amounts in the fiscal year 1995 consolidated financial statements have been reclassified to conform to the fiscal year 1996 presentation.

(6) Information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of this interim statement.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of October 31, 1995, working capital amounted to $18.1 million reflecting a current ratio of 2.2 compared to working capital of $14.0 million and a current ratio of 2.3 as of April 30, 1995.

     The Company's financial condition remains strong. The Company has a $11.0 million unsecured line of credit with a bank which expires in October 1997. The line of credit was used during the quarter to deal with peak cash demands. At the end of the quarter $1.9 million was outstanding under the line of credit. The funds were primarily used to support growth in accounts receivable associated with increased revenue levels. With its current working capital balance and the line of credit, management believes that it will be able to support its revenue growth and other capital needs for the foreseeable future.

Results of Operations

     Revenues for the three month period ending October 31, 1995 were $32,331,000 compared to revenues of $27,361,000 for the comparable prior year period, an increase of 18%. Six month revenues of $57,216,000 reflected an increase of 16% over the prior fiscal year's six month revenues of $49,524,000. Revenues from overseas markets for the second quarter and six months of fiscal 1996 amounted to 28% and 27%, respectively of total revenues.

     Cost of sales for the second quarter and six months were 89% of revenues versus 83% for the same prior year periods. Computer memory products have become commodity items and as such command low operating margins. The
Company has successfully transformed its organizational structure to compete in a computer memory market characterized by high volume, pricing pressures and low operating margins. Toward the end of this year's second quarter, there were indications that the market for Dynamic Rams (DRAMS), the primary raw material in computer memory boards, had changed. Spot prices for four megabit DRAMS had softened. However, the vast majority of the Company's products are used in workstations and high end personal computers and servers. As a consequence these products primarily use 16 megabit DRAMS. Contract and spot market prices for these DRAMS remained firm throughout the quarter. While management believes that it is possible that prices for 16 megabit DRAMS could decline towards the end of the the third quarter of fiscal 1996, it is unclear at this time what the magnitude of that change, if any, will be.



     Engineering and development costs in fiscal 1996's second quarter and six months were $453,000 and $888,000 versus $677,000 $1,305,000 for the same prior year periods. Today's workstation, server and personal computer memories have simple design characteristics. The Company intends to maintain its commitment to timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's second quarter and six months declined to 6% of revenues from 11% for the same prior year periods. Three and six month total expenditures decreased by $1,214,000 and $2,121,000, respectively from the prior year. This decrease is primarily the result of the restructuring of the Company's operations related to a discontinued product line which occurred at the end of the fourth quarter of last fiscal year. As a result of the restructuring, the Company's engineering and development expenses and selling, general and administrative expenses have been significantly reduced as a percentage of revenue. Management expects that ongoing cost control measures will further reduce these expenditures as a percentage of revenue on comparable revenues.

     Other income (expense),net for the second quarter and six months of fiscal 1996 consisted primarily of interest expense associated with the Company's revolving credit line. Prior year other income (expense) consisted of interest expense offset by income from salvage of certain obsolete equipment and inventory items.














PART II: OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

A.  Backlog

     The Company's backlog released for shipment as of October 31, 1995, was $1.3 million compared to a backlog of $3.4 million on October 31,1994. The Company normally fills most of its orders within one day or less after receipt and its backlog at any point in time is not necessarily indicative of future financial performance.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits

     27 (a). Financial Data Schedule


     28 (a). Press Release reporting results of Second Quarter,
             Fiscal Year 1996 (Attached).



B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.




Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DATARAM CORPORATION

                              BERNARD L. RILEY

Date:December 8, 1995         By:
                              Bernard L. Riley
                              Vice President, Finance
                              (Principal Financial Officer)


                              MARK E. MADDOCKS

Date:December 8, 1995         By:
                              Mark E. Maddocks
                              Controller
                              (Principal Accounting Officer)