Form 10-Q
period 1996-01-31
DATARAM CORP
filed 1996-03-12
CIK 27093

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      01/31/96   or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from            to

Commission file number        1-8266

                        DATARAM CORPORATION
      (Exact name of registrant as specified in its charter)

     New Jersey                          22-1831409
(State or other jurisdiction          (I.R.S. Employer
incorporation or organization)       Identification No.)

     P.O. Box 7528, Princeton, NJ               08543
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

                      Yes  [X]       No  [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value):

As of February 28, 1996, there were 3,824,305 shares outstanding.
                  PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                Dataram Corporation And Subsidiary
                    Consolidated Balance Sheets
                January 31, 1996 and April 30, 1995


                                Unaudited          Audited
                             January 31, 1996   April 30, 1995

Current Assets:
Cash and cash equivalents       $   388,287       $   721,811
Trade receivables, less allow-
  ance for doubtful accounts
  and sales returns of $506,000
  at January 31, 1996 and
  $495,000 at April 30, 1995     15,421,367        14,921,024
  Inventories                     5,483,938         8,060,807
  Other current assets              851,977         1,129,630

                                 __________        __________
Total current assets             22,145,569        24,833,272
                                 __________        __________

Property and equipment, at cost:
  Land                              875,000           875,000
  Machinery and equipment         6,182,619         5,952,504
                                 __________        __________
                                  7,057,619         6,827,504

Less: accumulated depreciation
  and amortization                4,697,899         4,197,158
                                 __________        __________
  Net property and equipment      2,359,720         2,630,346
Other assets                          5,730            15,076
                                $24,511,019       $27,478,694
                                ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable              $ 5,177,583       $ 8,778,049
  Accrued liabilities               947,958         2,069,348
                                 __________        __________
   Total current liabilities      6,125,541        10,847,397
                                 __________        __________

Deferred income taxes               753,822           239,822

Stockholders' Equity:
  Common stock, par value
  $1.00 per share.
  Authorized 18,000,000 shares;
  issued 3,824,305 at January 31,
  1996 and 3,792,305 at
  April 30, 1995                  3,824,305         3,792,305
  Additional paid-in capital      3,425,142         3,219,142
  Retained earnings              10,382,209         9,380,028
                                 __________        __________
   Total stockholders' equity    17,631,656        16,391,475
                                 __________        __________
                                $24,511,019       $27,478,694
                                 ==========        ==========


See accompanying notes to consolidated financial statements

                            Dataram Corporation and Subsidiary
                           Consolidated Statements of Operations
                   Three and Nine Months Ended January 31, 1996 and 1995
                                       (Unaudited)

                                          1995                        1996

                                        3rd        Nine          3rd         Nine
                                      Quarter     Months       Quarter      Months
                                     _________   ________    _________    ________
Revenues                           $28,385,207  $85,601,073  $26,272,891  $75,797,153

Costs and expenses:
  Cost of sales                     26,910,340   77,689,791   22,477,326   63,752,346
  Engineering and development          365,935    1,254,249      613,824    1,919,597
  Selling, general and adminis-
   trative                           1,462,188    4,896,992    2,738,958    8,294,367
                                    __________   __________   __________   __________
                                    28,738,463   83,841,032   25,830,108   73,966,310

  Earnings (loss) from operations     (353,256)   1,760,041      442,783    1,830,843

Other income (expense):
  Other income (expense), net                0            0        5,800       64,002
  Interest expense                     (44,691)    (101,860)     (85,475)    (215,037)
                                    ___________  __________    _________    _________
                                       (44,691)    (101,860)     (79,675)    (151,035)
                                     _________   __________    _________   __________

Net earnings (loss) before income
  taxes                               (397,947)   1,658,181      363,108    1,679,808

Income tax provision (benefit)        (155,000)     656,000      148,000      671,000
                                     _________   __________    _________   __________
Net earnings (loss)                $  (242,947) $ 1,002,181  $   215,108  $ 1,008,808
                                    ==========   ==========   ==========   ==========

Net earnings (loss) per common and
common equivalent share:
   Primary                         $      (.06) $       .26  $       .06  $       .26
                                    ===========  ==========   ==========   ==========
   Fully Diluted                   $      (.06) $       .26  $       .06  $       .26

Weighted average number of common
 and common equivalent shares
 outstanding:
   Primary                           3,824,305    3,837,807    3,829,726    3,837,754
                                    ==========   ==========   ==========   ==========
   Fully Diluted                     3,824,305    3,837,807    3,829,726    3,837,754
                                    ==========   ==========   ==========   ==========



See accompanying notes to consolidated financial statements

                Consolidated Statements of Cash Flows
             Nine Months Ended January 31, 1996 and 1995
                           (Unaudited)


                                          1996          1995
Sources of working capital:
  Net earnings                       $  1,002,181   $  1,008,808
  Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Depreciation and amortization          500,741        632,998
   Bad debt expense                       220,795        143,641
   Changes in assets and liabilities:
    Increase in trade receivables        (721,138)    (3,354,995)
    Decrease(increase) in inventories   2,576,869       (342,260)
    Decrease in other current assets      277,653      1,112,933
    Decease in other assets                 9,346          5,577
    Decrease in accounts payable       (3,600,466)    (1,436,084)
    Decrease in accrued liabilities    (1,121,390)      (168,538)
    Increase in deferred income taxes     514,000              0
                                        _________      _________
     Total adjustments                 (1,343,590)    (3,406,728)

  Net cash used in operating activities  (341,409)    (2,397,920)
                                        _________      _________

Cash flows from investing activities:
  Purchase of fixed assets               (230,115)      (394,855)
                                        _________      _________
   Net cash used in investing activities (230,115)      (394,855)
                                        _________      _________

Cash flows from financing activities:
  Proceeds from sale of common shares
  under stock option plan                 238,000          2,438
  Purchase of treasury stock                    0       (468,751)
  Increase in long-term debt                    0      3,100,000
                                        _________      _________
   Net cash provided by financing
   activities                             238,000      2,633,687
                                        _________      _________

Net decrease in cash and cash
 equivalents                             (333,524)      (159,088)
Cash and cash equivalents at beginning
 of year                                  721,811        437,779
                                        _________      _________

Cash and cash equivalents at end of
 period                                $  388,287     $  278,691
                                        =========      =========

Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
   Interest                            $  101,860     $  215,037
   Income taxes                        $  582,000     $    5,238
                                        =========      =========


See accompanying notes to consolidated financial statements

/TABLE

                Dataram Corporation and Subsidiary

             Notes to Consolidated Financial Statements
                January 31, 1996 and April 30, 1995

(1) Cash and cash equivalents consist of unrestricted cash, bankers acceptances, commercial paper and other short term investments. All investments are convertible to cash within a period of approximately thirty days or less.

(2)  Inventories consist of the following categories:

                                         01/31/96      4/30/95
                                         ________      _______

              Raw Materials           $ 2,698,000   $ 4,726,000
              Work In Process             287,000       648,000
              Finished Goods            2,499,000     2,687,000
                                        _________     _________
                                      $ 5,484,000   $ 8,061,000
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

(4) In 1982, the Company adopted an incentive stock option plan. As of January 31, 1996, no further options may be granted under the plan and options to purchase 6,000 shares were outstanding and exercisable at an excercise price of $3.57 per share.

     In September 1992, an incentive and nonstatutory stock option plan was adopted by the shareholders which provides for the granting of up to 950,000 shares of common stock to key employees. As of January 31, 1996, options to purchase 362,000 shares at prices ranging from $5.125 to $7.125 per share were outstanding. As of January 31, 1996 options to purchase 32,000 shares had been exercised and options to purchase 139,500 shares were exercisable.

     In November 1992 and March 1993, the Company granted to three non-employee directors of the Company and the Company's outside general counsel five year options to acquire a total of 120,000 shares of the Company's common stock at an exercise price of $11.25 per share. As of January 31, 1996, none of these options had been exercised and options to purchase 82,500 shares were exercisable.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of January 31, 1996, working capital amounted to $16.0 million reflecting a current ratio of 3.6 compared to working capital of $14.0 million and a current ratio of 2.3 as of April
30, 1995.

     The Company's financial condition remains strong. The Company has a $11.0 million unsecured line of credit with a bank which expires in October 1997. The line of credit was used during the quarter to deal with peak cash demands. At the end of the quarter there was no amount outstanding under the line of credit. With its current working capital balance and the line of credit, management believes that it will be able to support its revenue growth and other capital needs for the foreseeable future.

Results of Operations

     Revenues for the three month period ending January 31, 1996 were $28,385,000 compared to revenues of $26,272,000 for the comparable prior year period, an increase of 11%. Nine month revenues of $85,601,000 reflected an increase of 13% over the prior fiscal year's nine month revenues of $75,797,000.

     Cost of sales for the second quarter and nine months were 95% and 91% of revenues, respectively versus 86% and 84% for the same prior year periods. Included in this year's second quarter and nine months cost of sales is a $1,200,000 charge for a write down to market value primarily of 16 megabit dynamic random access memory (DRAM) chips in inventory. DRAMs are the primary raw material in computer memory boards and comprise approximately 95% of memory product cost. In the second half of the third quarter, the DRAM market underwent dramatic change. For approximately the last two years DRAMs have been in tight supply. Starting in late December, that situation changed. Spot market prices for 16 megabit DRAMs fell below contract prices indicating an oversupply situation. Contract prices for DRAMs also fell suddenly, approximately 15% from late December through January. The DRAM marketplace has not yet stabilized. Prices for DRAMs are continuing to fall. As a result of this change in the marketplace, the Company has been able to significantly reduced its inventory levels while still meeting its customer delivery requirements.


     Engineering and development costs in fiscal 1996's third quarter and nine months were $366,000 and $1,254,000 versus $614,000 $1,920,000 for the same prior year periods. Today's workstation, server and personal computer memories have simple design characteristics. The Company intends to maintain its commitment to timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's second quarter and nine months declined to 5% and 6% of revenues, respectively from 10% and 11% for the same prior year periods. Three and nine month total expenditures decreased by $1,277,000 and $3,397,000, respectively from the prior year. This decrease is primarily the result of a restructuring of the Company's operations related to a discontinued product line which occurred at the end of the fourth quarter of last fiscal year. As a result of the restructuring, the Company's engineering and development expenses and selling, general and administrative expenses have been significantly reduced.

     Other income (expense), net for the third quarter and nine months of fiscal 1996 consisted primarily of interest expense associated with the Company's revolving credit line. Prior year other income (expense) consisted of interest expense offset by income from salvage of certain obsolete equipment and inventory items.

                    PART II: OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

The Annual Meeting of Dataram Corporation was held on September 12, 1995. At that meeting, all of the directors nominated by the Board of Directors were elected and the shareholders ratified the selection of KPMG Peat Marwick LLP as the independent certified public accounts of the Company. The voting on the election of directors was as follows:

NAME                        FOR                  WITHHELD

Richard Holzman           3,495,810               20,952
John J. Cahill            3,495,932               20,855
Robert V. Tarantino       3,480,227               36,560
Thomas A. Majewski        3,495,210               21,552
Bernard L. Riley          3,486,515               30,247

The voting on the ratification of accountants was as follows:

FOR:              3,502,672
AGAINST:             24,865
ABSTAIN:             16,800


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

     27 (a).  Financial Data Schedule (Attached)

     28 (a).  Press Release reporting results of Third Quarter,
              Fiscal Year 1996 (Attached).



B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DATARAM CORPORATION



Date: March 7, 1996           By:  MARK E. MADDOCKS
                                 ___________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial Officer)