Form 10-K405
period 1996-04-30
DATARAM CORP
filed 1996-07-29
CIK 27093

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark One)                     FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended April 30, 1996.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ___  to ___.

Commission file number:  1-8266

                         DATARAM CORPORATION
  (Exact name of registrant as specified in its charter)

      New Jersey                        22-1831409
(State of Incorporation)    (I.R.S. Employer Identification No.)

       P.O. Box 7528, Princeton, New Jersey    08543-7528
      (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (609) 799-0071

Securities registered pursuant to section 12(b) of the Act:

   Title of each class      Name of each exchange on which registered
   Common Stock, $1.00 Par Value            American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on July 25, 1996 was $19,605,462.

     The number of shares of Common Stock outstanding on July 25, 1996:
3,531,705 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 10, 1996 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  1996 Annual Report.

    DATARAM CORPORATION
                              INDEX

Part I                                                       Page

     Item 1.   Business . . . . . . . . . . . . . . . . . . . . 3

     Item 2.   Properties . . . . . . . . . . . . . . . . . . . 8

     Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . 9

     Item 4.   Submission of Matters to a Vote of
               Security Holders . . . . . . . . . . . . . . . . 9


Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters. . . . . . . . .10

     Item 6.   Selected Financial Data. . . . . . . . . . . . .10

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations. .10

     Item 8.   Financial Statements and Supplementary Data. . .11

     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . .14


Part III

     Item 10.  Directors and Executive Officers of
               the Registrant . . . . . . . . . . . . . . . . .14

     Item 11.  Executive Compensation . . . . . . . . . . . . .14

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management . . . . . . . .14

     Item 13.  Certain Relationships and Related
               Transactions . . . . . . . . . . . . . . . . . .14


Part IV

     Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K . . . . . . .15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .16
                              PART I
Item 1.        BUSINESS

     (a)  General Development of Business.

     Dataram develops, manufactures and markets computer add-in memory products for use with workstations, servers and minicomputers. The Company's add-in memory products expand the capacity and extend the economic useful life of the installed base of computers manufactured by Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), Digital Equipment Corporation ("DEC"), Silicon Graphics and International Business Machines Corporation ("IBM") (RS/6000 line). Dataram products are not intended for use with high end mainframe computers.

     In fiscal 1996 the Company saw a dramatic decline in the price it pays for random access memory ("RAM"), which is the principal component of the memory boards it sells. As a direct consequence, the prices for the memory boards the Company sells also dramatically declined. Thus, notwithstanding substantial increases in units shipped, Company revenues increased only slightly. The Company also saw a substantial increase in the availability of RAM. Consequently, the Company no longer needed to maintain large inventory levels to service its customers. As a result of cost containment, the Company enjoyed positive earnings in fiscal 1996 as compared with losses in fiscal 1995.

     The Company was incorporated in New Jersey in 1967 and made an initial public offering in 1968. Its Common Stock has been listed for trading on the American Stock Exchange since 1981. The Company's principal office is located at P.O. Box 7528, Princeton, New Jersey 08543-7528 and its telephone number is
(609) 799-0071.

     (b)  Financial Information about Industry Segments.

          The Company operates in one industry segment. For information concerning revenues, net revenues, net earnings, and identifiable assets, see Note 9 of Notes to Consolidated
Financial Statements, under the heading "Segment Information -
Operations and Assets by Geographic Locations."

     (c)  Narrative Description of Business.

          Dataram develops, manufactures and markets a variety of add-in memory products for use with workstations, servers and minicomputers, including those sold by Sun, HP, DEC, Silicon Graphics, and the RS/6000 line of workstations sold by IBM. The Company sells add-in memory products both for new machines and for the installed base of these classes of computers at prices less than the computer manufacturer. The Company's customers are primarily distributors, value added resellers and larger end-users.

Industry Background
     The market for independently manufactured add-in memory began in the early 1970's with the introduction of core memory expansions for DEC computers. During the late 1970's semiconductor technology emerged as the dominant technology for use in computer memories, displacing magnetic core memories.

     The minicomputer was pioneered by DEC in the late 1960's and early 1970's as a lower cost, localized system which could be used to service a small department of a company and provide independence from centralized mainframes. This decentralized approach to satisfying computing needs gained immediate popularity with the engineering and scientific community and later with the general business community. A large installed base of minicomputer systems remains in place, although this base is now declining.

     The workstation, like the PC, is designed to provide computer resources to individual users. The workstation differs from the PC in providing substantially greater computational performance, input/output capability and graphic display. As workstation technology has matured in recent years, the capabilities for multiple users per workstation and multiple workstations networked together have developed. As a result of this networking capability, a new class of computer system, the server, has emerged.

     Servers are computer systems on a network which provide dedicated functions accessible by all workstations and other systems on the same network. Examples of different types of servers in use today are: file servers, communication servers, computation servers, database servers, print servers and storage servers.

     Dataram markets its add-in memory products to end users of the installed base of workstations, minicomputers and servers sold by Sun, HP, DEC, Silicon Graphics and the RS/6000 line of workstations sold by IBM.

     The "open system" philosophy espoused by the general computer industry has played a part in enlarging the market for third party vendors. Under the "open system" philosophy, manufacturers adhere to industry design standards, enabling users to "mix and match" hardware and software products from a variety of vendors so that a system can be configured for the user's application in the most economical manner with reduced concern for compatibility and support. Memory products for workstations and servers have become commodities with substantial competition from OEMs and a number of independent memory manufacture suppliers. As a result memory margins have severely eroded.

     Generally, growth in add-in memory markets closely follows both the growth in unit shipments of system vendors and the growth of memory requirements per system. Dataram expects its growth to be highest in the Sun and HP markets, primarily based on the strong end-user market acceptance of those companies' workstations and servers.

Business Strategy

     In addition to taking advantage of the growing market for workstations and servers, Dataram has a two pronged strategy to increase sales.

     Market Penetration

     Management estimates that sales by system vendors constitute 75% of the add-in memory market. Thus, there is an opportunity for growth through penetration of the system vendor's market share. To successfully compete with system vendors, Dataram must continue to respond to customers' needs in a short time frame.
To support customers' needs, the Company has established a dedicated and highly automated manufacturing facility that is designed to produce and ship customer orders within twenty four hours or less.

     Geographic Expansion

     Approximately 70% of Dataram's fiscal 1996 revenues were derived from sales in the United States with the remainder principally in Western Europe, Canada and the Asian Pacific region. The Company intends to capitalize on the system vendors' growth of business in Europe and Asia by providing add-in memory for the systems being sold in these markets.

Products

     The Company's principal business is the development, manufacture and marketing of memory boards and modules which can be added to workstations, servers and minicomputers to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for Dataram and other independent memory manufacturers is straightforward and allows for the use of many standard components.

Distribution Channels

     Dataram sells its add-in memory products in the United States to distributors, value added resellers and larger end-users principally through its telesales staff located in Princeton, New Jersey. The Company also markets its add-in memory products in Canada, Western Europe and the Asian Pacific region through a network of independent distributors supported by marketing offices in the U.K. and Singapore.

Product Warranty and Service

     Management believes that the Company's reputation for the reliability of its add-in memory products and the confidence of prospective purchasers in Dataram's ability to provide service over the life of the product are important factors in making sales. As a consequence, the Company adopted many years ago a Lifetime Warranty program for its memory products. The economic useful life of the computer systems to which Dataram's add-in memory equipment is attached is almost always substantially less than the physical useful life of the equipment itself. Thus, memory systems are unlikely to "wear out." The Company's experience is that less than 1% of all the products it sells are returned under the Lifetime Warranty.

Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new add-in memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. Dataram designs prototype add-in memory products and subjects them to reliability testing procedures. During its fiscal year ended April 30, 1996, the Company incurred costs of $1,584,000 for engineering and product development compared to $2,484,000 in fiscal 1995 and $3,320,000 in fiscal 1994.

Manufacturing

     The Company purchases standard dynamic random access memory ("DRAM") chips and single in-line memory module chips. The costs of such chips is approximately 95% of the total manufacturing cost of add-in memory products. Fluctuations in the availability or prices of memory chips have an impact on the Company's profit.

     Dataram has created close relationships with primary suppliers while qualifying and developing alternate sources as a back up. The qualification program consists of extensive evaluation of process capabilities, on-time delivery performance and financial stability of each supplier. Alternative sources are qualified to normally assure supply in the event of a problem with the primary source or to handle surges in demand. The availability of parts within hours of a manufacturing release is normally assured by means of bonded inventory of parts and blanket procurements for items such as printed circuit boards and DRAM chips.

     The Company assembles its memory boards at a leased site with management and workers provided by an independent contractor. Memory boards are then rigorously tested in the Company's quality assurance program.

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year. The Company believes that backlog is generally not material to its business since the Company usually ships its add-in memory products on the same day an order is received.

Competition

     The intensely competitive computer industry is characterized by rapid technological change and constant pricing pressures. These characteristics are equally applicable to the third party memory market, where pricing is a major consideration in the buying decision. Dataram competes with Sun, HP, DEC, Silicon Graphics and IBM, as well as with a number of third party memory suppliers, including Kingston Technology.

     Although many of Dataram's competitors possess significantly greater financial, marketing and technological resources, the Company competes favorably based on the buying criteria of price/performance, time-to-market, product quality, reliability, service/support, breadth of product line and compatibility with computer system vendors' technology. Dataram's objective is to continue to remain strong in all of these areas with particular focus in price/performance and time-to-market, which management believes are two of the more important criteria in the selection of third party memory product suppliers. Market research and analysis capability by the Company is necessary to ensure timely information on new products and technologies coming from the computer system vendors and from the overall memory market. Dataram must continue low cost, high volume production while remaining flexible to satisfy the time-to-market requirement.

     The Company believes that its 29 year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty and service program which provides customers with added confidence in buying from Dataram. See "Business-Product Warranty and
Service."

Patents, Trademarks and Licenses

     The Company believes that its success depends primarily upon the price and performance of its products rather than on ownership of copyrights or patents.

     Sale of add-in memory products for systems which use proprietary memory design can from time to time give rise to claims of copyright or patent infringement. In such instances the Company has obtained the opinion of patent counsel that its products do not violate such patents or copyrights.

     To the best of the Company's knowledge and belief, no Company product infringes any valid copyright or patent. However, because of rapid technological development in the computer industry with concurrent extensive patent coverage and the rapid rate of issuance of new patents, questions of infringement may continue to arise in the future. If such patents or copyrights are perfected in the future, the Company believes, based upon industry practice, that any necessary licenses would be obtainable upon the payment of reasonable royalties.

Employees

     As of April 30, 1996, the Company had 42 full-time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environment

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 1997) or the succeeding fiscal year (fiscal 1998).

     (d)  Financial Information about Foreign and Domestic
Operations and Export Sales.

          For information regarding each of the past three fiscal years with respect to net revenues to unaffiliated customers in the United States and foreign countries, net earnings, and identifiable assets located in the United States, see Note 9 of Notes to Consolidated Financial Statements under the heading "Segment Information - Operations and Assets by Geographic Loca-tions."

Item 2.   Properties

          The Company leases approximately 48,050 square feet of space for administrative, sales, research and development and manufacturing support in West Windsor Township, New Jersey under a lease expiring on June 30, 2001.

          The Company leases an assembly plant in Northampton
Township, Pennsylvania. The lease is for three years and has a one-year renewal option.

          The Company also leases one sales office located in California, a marketing office in England and a marketing office in Singapore.

          On September 29, 1980, the Company purchased approxi-mately 81 acres of undeveloped property in West Windsor Township, New Jersey. The purchase price of $875,000 was paid in cash. This property is approximately five miles from the Company's current leased facilities. The Company does not expect to use this property in its business and it is currently for sale.

Item 3.   Legal Proceedings

          No material legal proceedings are pending.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders in the fourth quarter of the year covered by this report.

                             PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

          Incorporated by reference herein is the information set forth in the Company's 1996 Annual Report under the caption
"Common Stock Information" at page 5.


Item 6.   Selected Financial Data

          Incorporated by reference herein is the information set forth in the 1996 Annual Report under the caption "Selected
Financial Data" at page 16.

Item 7.   Management's Discussion and Analysis of Financial
   Condition and Results of Operations

          Incorporated by reference herein is the information set forth in the 1996 Annual Report under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" at page 3 through page 5.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedules    Page in
                                                            Annual
                                                            Report*

Consolidated Financial Statements:

     Consolidated Balance Sheets as of April 30, 1996 and 1995. 6

     Consolidated Statements of Operations - Years ended
          April 30, 1996, 1995 and 1994. . . . . . . . . . . .  7

     Consolidated Statements of Cash Flows -
          Years ended April 30, 1996, 1995 and 1994. . . . . .  8

     Consolidated Statements of Stockholders' Equity -
          Years ended April 30, 1996, 1995 and 1994. . . . . .  9

     Notes to Consolidated Financial Statements -
          April 30, 1996, 1995 and 1994. . . . . . . . . . . . 10

     Independent Auditors' Report on Financial Statements. . . 15

                                                            Page in
Financial Statement Schedules:                               10-K

     Valuation and Qualifying Accounts -
          Years ended April 30, 1996, 1995 and 1994 . . . . .  12

     Independent Auditors' Report on
          Financial Statement Schedules . . . . . . . . . . .  13

     All other schedules are omitted as the required information is inapplicable or because the required information is shown in the financial statements or notes thereto.

- --------------

*Incorporated herein by reference.

 Schedule VIII
                             DATARAM CORPORATION AND SUBSIDIARIES


                                Valuation and Qualifying Accounts


                            Years ended April 30, 1996, 1995 and 1994

                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions     Balance
                                        beginning     and       from      at close
             Description                of period     expenses  reserves* of period
Year ended April 30, 1994:
   Allowance for doubtful accounts      $  665,000**   258,286  293,286   630,000

   Reserve for inventory obsolescence   $     -        330,000     -      330,000

Year ended April 30, 1995:
   Allowance for doubtful accounts      $  630,000     422,207  357,207   695,000

   Reserve for inventory obsolescence   $  330,000        -      30,000   300,000

Year ended April 30, 1996:
   Allowance for doubtful accounts      $ 695,000      485,000  380,000   800,000

   Reserve for inventory obsolescence   $ 300,000         -     300,000      -

*Represents write-offs of specifically identifiable amounts.

**Includes the effect of reclassifications of $375,000 from other accrued expense account related to customer collections to conform to fiscal year 1996 presentation.
                                               12

/TABLE

               INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Dataram Corporation:


Under date of May 24, 1996, we reported on the consolidated balance sheets of Dataram Corporation and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP


Princeton, New Jersey
May 24, 1996

Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant

          Incorporated by reference herein is the information set forth in the Definitive Proxy Statement under the captions
"Executive Officers of the Company," "Nominees for Director" and
"Section 16 Compliance."


Item 11.  Executive Compensation

          Incorporated by reference herein is the information set forth in the Definitive Proxy Statement under the caption
"Executive Compensation."


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          Incorporated by reference herein is the information set forth in the Definitive Proxy Statement under the caption
"Security Ownership of Certain Beneficial Owners and Management."


Item 13.  Certain Relationships and Related Transactions

          Incorporated by reference herein is the information set forth in the Definitive Proxy Statement under the captions
"Executive Compensation" and "Board of Directors."

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

         (a) The following documents are filed as part of this report:

               1.    Financial Statements incorporated by
                     reference into Part II of this Report.

               2.    Financial Statement Schedules included in
                     Part II of this Report.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the last quarter of the year covered by this report.

          (c)  Exhibits:

               The Exhibit Index appears on page 17.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                DATARAM CORPORATION
                                (Registrant)

Date:  July 26, 1996            By: ROBERT V. TARANTINO

                                 ________________________________
                                 Robert V. Tarantino, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  July 26, 1996            By: ROBERT V. TARANTINO

                                 ________________________________
                                  Robert V. Tarantino, President
                                  Chief Executive Officer and
                                  Director (Principal Executive
                                  Officer)

Date:  July 26, 1996            By: JOHN J. CAHILL

                                 ________________________________
                                   John J. Cahill, Chairman of
                                   the Board of Directors

Date:  July 26, 1996            By: RICHARD HOLZMAN

                                 ________________________________
                                   Richard Holzman, Director

Date:  July 26, 1996            By: THOMAS A. MAJEWSKI

                                 ________________________________
                                   Thomas A. Majewski,
                                   Director

Date:  July 26, 1996            By: BERNARD L. RILEY

                                 ________________________________
                                   Bernard L. Riley, Director

Date:  July 26, 1996            By: MARK E. MADDOCKS

                                 ________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial
                                   and Accounting Officer)

                               EXHIBIT INDEX

                                           Page     Page      Page
                                           of this  of 1995   of 1994
                                           Report   10-K      10-K
                                          _______  _______   _______

3(a)      Certificate of Incorporation                       27

3(b)      By-Laws                                            70

4(a)      Loan Agreement with New Jersey               23
          National Bank

4(b)      1995 Letter Amendments to Loan               93
          Agreement

4(c)      1996 Letter Amendments to Loan
          Agreement                            18

10(a)     1992 Incentive and Non-Statutory
          Stock Option Plan                                 127

10(b)     Lease                                             133

10(c)     Savings and Investment Retirement Plan            146

10(d)     Employment Agreement of                           227
          Robert V. Tarantino

13(a)     1996 Annual Report                   32

24(a)     Independent Auditors' Consent for    21
          S-8 Registration No. 33-56282

28(a)     Earnings Press Release               23

28(b)     Stock Repurchase Press Release       26

28(c)     Second Stock Repurchase Press        28
          Release

29        Financial Data Schedule              30