Form 10-Q
period 1996-07-31
DATARAM CORP
filed 1996-09-06
CIK 27093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended 07/31/96 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to ________

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

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   [X]         No    [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of September 5, 1996, there were 3,330,305 shares outstanding.

                         PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                       Dataram Corporation And Subsidiary
                           Consolidated Balance Sheets
                        July 31, 1996 and April 30, 1996

                                            (Unaudited)        (Audited)

                                          July 31, 1996     April 30, 1996
Assets

Current Assets:
   Cash and cash equivalents               $  8,901,431       $  8,482,447
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $890,000 at July 31, 1996
     and $800,000 at April 30, 1996           9,338,894         12,077,714
   Inventories                                1,599,339          2,311,897
   Other current assets                         372,923            862,709
                                             __________         __________
     Total current assets                    20,212,587         23,734,767

Property and equipment, at cost:
   Land                                         875,000            875,000
   Machinery and equipment                    6,251,786          6,190,426
                                             __________         __________
                                              7,126,786          7,065,426
   Less: accumulated depreciation
     and amortization                         5,042,126          4,867,226
                                             __________         __________
Net property and equipment                    2,084,660          2,198,200
Other assets                                      5,730              5,730
                                             __________         __________

                                           $ 22,302,977       $ 25,938,697
                                             ==========         ==========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                        $  3,499,365       $  5,909,262
   Accrued liabilities                          882,215          1,022,404
                                             __________         __________
     Total current liabilities                4,381,580          6,931,666

Deferred income taxes                           929,000            929,000

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 18,000,000 shares; issued
     3,830,305  at July 31, 1996
     and 3,824,305 at April 30, 1996          3,830,305          3,824,305
      Treasury stock, 323,400 shares         (2,071,485)                 0
      Additional paid-in capital              3,440,542          3,425,142
      Retained earnings                      11,793,035         10,828,584
                                             __________         __________

        Total stockholders' equity           16,992,397         18,078,031
                                             __________         __________
                                           $ 22,302,977       $ 25,938,697
                                             ==========         ==========
See accompanying notes to consolidated financial statements.

                    Dataram Corporation and Subsidiary
                    Consolidated Statements of Earnings
                 Three Months Ended July 31, 1996 and 1995
                               (Unaudited)



                                                 1996            1995

Revenues                                    $ 17,448,290     % 24,884,747

Costs and expenses:
   Cost of sales                              13,887,973       21,853,895
   Engineering and development                   229,682          434,963
   Selling, general and administrative         1,833,752        1,691,045
                                              __________       __________
                                              15,951,407       23,979,903

Earnings from operations                       1,496,883          904,844

Other income (expense), net
Interest income                                   68,568                0
Interest expense                                       0          (18,531)
                                              __________       __________
                                                  68,568          (18,531)

Earnings before income taxes                   1,565,451          886,313

Income tax expense                               601,000          349,000
                                              __________       __________

Net earnings                                 $   964,451       $  537,313
                                              ==========       ==========


Net earnings per share of common stock       $       .26       $      .14
                                              ==========       ==========


Weighted average number of common
   shares outstanding                          3,721,093        3,821,810
                                              ==========       ==========


See accompanying notes to consolidated financial statements.

                       Dataram Corporation and Subsidiary
                      Consolidated Statements of Cash Flows
                     Three Months Ended July 31,1996 and 1995
                                   (Unaudited)


                                                   1996             1995

Cash flows from operating activities:
   Net earnings                              $   964,451       $  537,313
   Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization            174,900          167,100
        Bad debt expense                         220,795           58,097
        Changes in assets and liabilities:
           Decrease in trade receivables       2,518,025        1,241,037
           Decrease in inventories               712,558          413,251
           Decrease in other current assets      489,786          277,669
           Decrease in other assets                    0            8,921
           Decrease in accounts payable       (2,409,897)      (1,492,739)
           Decrease in accrued liabilities      (140,189)      (1,323,866)
                                              __________       __________

    Net cash provided by (used in)
      operating activities                     2,530,429         (113,217)
                                              __________       __________


Cash flows from investing activities:
   Purchase of property and equipment            (61,360)         (92,208)
   Disposal of fixed assets                            0             (559)
                                              __________       __________
   Net cash used in investing activities         (61,360)         (92,767)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan                           21,400                0
   Purchase of treasury stock                 (2,071,485)               0
                                              __________       __________
   Net cash used in financing activities      (2,050,085)               0
                                              __________       __________

Net increase (decrease) in cash
and cash equivalents                             418,984         (205,984)
Cash and cash equivalents at
   beginning of year                           8,482,447          721,811
                                              __________       __________

Cash and cash equivalents at
   end of period                             $ 8,901,431       $  515,827
                                              ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                               $         0       $   18,531
      Income taxes                           $         0       $        0

See accompanying notes to consolidated financial statements.

                       Dataram Corporation and Subsidiary

                   Notes to Consolidated Financial Statements
                        July 31, 1996 and April 30, 1996

(1) Cash and cash equivalents consist of unrestricted cash, bankers acceptances, commercial paper and other short term investments. All investments are convertible to cash within a period of approximately thirty days or less.

(2)  Inventories consist of the following categories:

                               7/31/96          4/30/96

          Raw Materials     $ 1,005,000     $ 1,435,000
          Work In Process        50,000          45,000
          Finished Goods        544,000         832,000
                              _________       _________

                            $ 1,599,000     $ 2,312,000
                              =========       =========

(3) The Company has an agreement with a bank which provides for a total unsecured line of credit of $11,000,000 with interest at no higher than one
- -half percent below the bank's base commercial lending rate. Borrowings under the line of credit are at the convenience of Company management and may be repaid at any time. The line of credit agreement expires in October, 1997, unless otherwise amended or extended.

(4) In 1982, the Company adopted an incentive stock option plan. As of July 31, 1996, no further options may be granted under the plan and options to purchase 6,000 shares were exercised in the first quarter of fiscal 1997 at an exercise price of $3.57 per share and no further options remain outstanding.

     In September 1992, an incentive and nonstatutory stock option plan was adopted by the shareholders which provides for the granting of up to 950,000 shares of common stock to key employees. As of July 31, 1996, options to purchase 342,000 shares at prices ranging from $5.125 to $7.125 per share were outstanding. As of July 31, 1996 options to purchase 32,000 shares had been exercised and options to purchase 151,900 shares were exercisable.

     In November 1992 and March 1993, the Company granted to three non-employee directors of the Company and the Company's outside general counsel five year options to acquire a total of 120,000 shares of the Company's common stock at an exercise price of $11.25 per share. As of July 31, 1996, none of these options had been exercised and options to purchase 90,000 shares were exercisable.

(5) In June of 1996, the Company announced an open market repurchase plan providing for the repurchase of up to 250,000 shares of the Company's common stock. In July of 1996, the plan was amended to provide for the repurchase of up to 500,000 shares of the Company's common stock. As of July 31, 1996, 323,400 shares had been repurchased under the plan. On September 3, 1996, the Company announced that the repurchase plan had been completed. A total of 500,000 shares have been repurchased at a total cost of $3,346,000.

(6) Information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of this interim statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of July 31, 1996, working capital amounted to $15.8 million reflecting a current ratio of 4.6 compared to working capital of $16.8 million and a current ratio of 3.4 as of April 30, 1996.

     The Company's financial condition remains strong. The Company has an $11.0 million unsecured line of credit with a bank which expires in October 1997. At the end of the quarter there was no amount outstanding under the line of credit. With its current working capital balance and the line of credit, management believes that it will be able to support its growth and other capital needs for the foreseeable future.

Results of Operations

     Revenues for the three month period ending July 31, 1996 were $17,448,000 compared to revenues of $24,885,000 for the comparable prior year period. The decline in revenues was the result of declining average selling prices for the Company's products reflecting a seventy five percent decrease in the price of dynamic random access memory chips (DRAMs)which are the primary raw material in memory boards. As a result of competitive conditions in the memory board marketplace, the Company passed these cost savings through to our customers. Increased unit volume partially offset the reduction in selling prices. Total megabytes shipped have increased by approximately 110% in the first quarter versus the same period last year.

     Cost of sales for the first quarter were 80% of revenues versus 88% for the same prior year period. The increase in operating margins is the result of increase unit volume which created significant economies of scale, combined with aggressive purchasing and materials management. Prices for the four and sixteen megabit, the primary raw material in computer memory boards, decrease by approximately 55% during the quarter. To minimize the impact of the changes in raw material values, the company has maintained tight control over inventory levels, while still meeting customer delivery requirements. The price of DRAMS has continued to decline and it is uncertain as to when prices will stabilize.

     Engineering and development costs in fiscal 1997's first quarter were $230,000 versus $435,000 for the same prior year period. The decrease in cost was due to modest reductions in staff, and an overall control of cost primarily associated with lower product design costs of today's simplified memory boards. The Company intends to maintain its commitment to timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's first quarter increased to 11% of revenues from 7% for the same prior year period. Three month total expenditures increased by $143,000 from the prior year period. This increase is primarily the result of planned marketing and promotional expenditures. The company has also strategically added to our sales department this quarter to accelerate our ability to service new and existing customers.

     Other income (expense),net for the first quarter of fiscal 1997 consisted primarily of interest income on short term investments. Prior year other income (expense) consisted of interest expense associated with the Company's revolving credit line.





                           PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     27 (a). Financial Data Schedule

     28 (a). Press Release reporting results of First Quarter, Fiscal Year 1997 (Attached).

     28 (b). Press Release reporting completion of stock repurchase program (Attached).


B.   Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DATARAM CORPORATION






Date: September 4, 1996         By:   MARK E. MADDOCKS
                                    ____________________
                                      Mark E. Maddocks
                                      Vice President, Finance
                                      (Principal Financial Officer)