Form 10-Q
period 1996-10-31
DATARAM CORP
filed 1996-12-13
CIK 27093

                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

(Mark One)

/ X /  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the quarterly period ended 10/31/96 or

/   /  Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from _______ to ________

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

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   [X]       No   [ ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of December 6, 1996, there were 3,244,605 shares outstanding.
                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation And Subsidiary
                            Consolidated Balance Sheets
                        October 31, 1996 and April 30, 1996

                                            (Unaudited)       (Audited)

                                       October 31, 1996  April 30, 1996
Assets

Current Assets:
   Cash and cash equivalents              $   7,736,429   $   8,482,447
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $760,000 at October 31, 1996
     and $800,000 at April 30, 1996           9,350,372      12,077,714
   Inventories                                2,204,851       2,311,897
   Other current assets                         460,746         862,709
                                             __________      __________
     Total current assets                    19,752,398      23,734,767

Property and equipment, at cost:
   Land                                         875,000         875,000
   Machinery and equipment                    6,338,342       6,190,426
                                             __________      __________
                                              7,213,342       7,065,426
   Less: accumulated depreciation
     and amortization                         5,217,026       4,867,226
                                             __________      __________
Net property and equipment                    1,996,316       2,198,200
Other assets                                      5,730           5,730
                                             __________      __________

                                         $   21,754,444   $  25,938,697
                                             ==========      ==========

                                       October 31, 1996  April 30, 1996

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                      $    2,950,174   $   5,909,262
   Accrued liabilities                        1,191,352       1,022,404
   Income taxes payable                         177,169               0
                                             __________      __________
     Total current liabilities                4,318,695       6,931,666

Deferred income taxes                           929,000         929,000

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 18,000,000 shares; issued
     3,298,405  at October 31, 1996
     and 3,824,305 at April 30, 1996          3,298,405       3,824,305
   Additional paid-in capital                 2,756,889       3,425,142
   Retained earnings                         10,451,455      10,828,584
                                             __________      __________

        Total stockholders' equity           16,506,749      18,078,031
                                             __________      __________
                                          $  21,754,444   $  25,938,697
                                             ==========      ==========


See accompanying notes to consolidated financial statements.

                               Dataram Corporation and Subsidiary
                              Consolidated Statements of Earnings
                     Three and Six Months Ended October 31, 1996 and 1995
                                           (Unaudited)


                                                1996                           1995

                                     2nd Quarter     Six Months     2nd Quarter      Six Months
Revenues                            $ 17,167,956   $ 34,616,246    $ 32,331,119    $ 57,215,866

Costs and expenses:
   Cost of sales                      13,332,847     27,220,820      28,925,556      50,779,451
   Engineering and development           249,408        479,090         453,351         888,314
   Selling, general and administrative 2,012,622      3,846,374       1,743,759       3,434,804
                                      __________     __________      __________      __________
                                      15,594,877     31,546,284      31,222,666      55,102,569

Earnings from operations               1,573,079      3,069,962       1,208,453       2,113,297

Other income (expense), net
Other income, net                         16,607         16,607               0               0
Interest income                           59,721        128,289               0               0
Interest expense                               0              0         (38,638)        (57,169)
                                      __________     __________      __________       __________
                                          76,328        144,896         (38,638)        (57,169)

Earnings before income taxes           1,649,407      3,214,858       1,169,815       2,056,128

Income tax expense                       635,000      1,236,000         462,000         811,000
                                      __________     __________      __________      __________
Net earnings                        $  1,014,407    $ 1,978,858     $   707,815     $ 1,245,128
                                      ==========     ==========      ==========      ==========

Net earnings per share of common stock
   Primary                          $        .30    $       .56     $       .18     $       .32
                                      ==========     ==========      ==========      ==========
   Fully Diluted                    $        .30    $       .55     $       .18     $       .32
                                      ==========     ==========      ==========      ==========


Weighted average number of common
   shares outstanding
   Primary                             3,391,312      3,554,602       3,883,626       3,814,900

                                      ==========     ==========       =========       =========
   Fully Diluted                       3,422,084      3,593,519       3,900,168       3,886,556

                                      ==========     ==========       =========       =========


See accompanying notes to consolidated financial statements.

                   Dataram Corporation and Subsidiary
                 Consolidated Statements of Cash Flows
              Six Months Ended October 31, 1996 and 1995
                              (Unaudited)

                                                     1996         1995

Cash flows from operating activities:
   Net earnings                               $ 1,978,858  $ 1,245,128
   Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization             349,800      333,641
        Bad debt expense                          191,283      143,771
        Changes in assets and liabilities:
           Decrease (increase) in
             trade receivables                  2,536,059   (4,617,568)
           Decrease (increase) in inventories     107,046   (4,866,402)
           Decrease in other current assets       401,963      537,769
           Decrease in other assets                     0        9,346
           Increase (decrease) in
             accounts payable                  (2,959,089)   5,397,135
           Increase (decrease) in
             accrued liabilities                  168,948     (942,528)
           Increase in income taxes payable       177,169            0
           Increase (decrease) in
             deferred income taxes                      0      514,000
                                               __________   __________

    Net cash provided by (used in)
      operating activities                      2,952,037   (2,245,708)
                                               __________   __________


Cash flows from investing activities:
   Purchase of property and equipment            (147,916)    (154,247)
                                               __________   __________
   Net cash used in investing activities         (147,916)    (154,247)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan                            21,400      238,000
   Purchase of and retirement of common shares (3,571,539)           0
   Increase in long-term debt                           0    1,900,000
                                               __________   __________
   Net cash provided by (used in)
     financing activities                      (3,550,139)   2,138,000
                                               __________   __________

Net increase (decrease) in cash
and cash equivalents                             (746,018)    (261,955)
Cash and cash equivalents at
   beginning of year                            8,482,447      721,811
                                               __________   __________

Cash and cash equivalents at
   end of period                              $ 7,736,429   $  459,856
                                               ==========   ==========


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                $   26,583    $   57,169
      Income taxes                            $  560,000    $  402,000


See accompanying notes to consolidated financial statements.

                   Dataram Corporation and Subsidiary

               Notes to Consolidated Financial Statements
                  October 31, 1996 and April 30, 1996

(1) Cash and cash equivalents consist of unrestricted cash, bankers acceptances, commercial paper and other short term investments. All investments are convertible to cash within a period of approximately thirty days or less.

(2)  Inventories consist of the following categories:

                               10/31/96         4/30/96

           Raw Materials    $ 1,526,000     $ 1,435,000
           Work In Process      171,000          45,000
           Finished Goods       508,000         832,000
                              _________       _________

                            $ 2,205,000     $ 2,312,000
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

(4) In 1982, the Company adopted an incentive stock option plan. As of October 31, 1996, no further options may be granted under the plan and options to purchase 6,000 shares were exercised in fiscal 1997 at an exercise price of $3.57 per share and no further options remain outstanding.

     In September 1992, an incentive and nonstatutory stock option plan was adopted by the shareholders which provides for the granting of up to 950,000 shares of common stock to key employees. As of October 31, 1996, options to purchase 479,000 shares at prices ranging from $5.125 to $7.125 per share were outstanding. As of October 31, 1996 options to purchase 32,000 shares had been exercised and options to purchase 196,400 shares were exercisable.

     In November 1992 and March 1993, the Company granted to three nonemployee directors of the Company and the Company's outside general counsel five year options to acquire a total of 120,000 shares of the Company's common stock at an exercise price of $11.25 per share. On September 10, 1996, the Company granted to a fourth non-employee director five year options to acquire 30,000 shares at an exercise price of $6.9375. As of October 31, 1996, none of these options had been exercised and options to purchase 112,500 shares were exercisable.

(5) In June of 1996, the Company announced an open market repurchase plan providing for the repurchase of up to 250,000 shares of the Company's common stock. In July of 1996, the plan was amended to provide for the repurchase of up to 500,000 shares of the Company's common stock. On September 10, 1996 the Board of Directors authorized the repurchase of an additional 300,000 shares. As of October 31, 1996 a total of 531,900 shares had been repurchased at a total cost of $3,572,000.

(6) Information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of this interim statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
_______________________________

     As of October 31, 1996, working capital amounted to $15.4 million reflecting a current ratio of 4.6 compared to working capital of $16.8 million and a current ratio of 3.4 as of April 30, 1996.

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

Results of Operations
_____________________

     Revenues for the three month period ending October 31, 1996 were $17,168,000 compared to revenues of $34,616,000 for the comparable prior year period. Fiscal 1997 six month revenues totaled $34,616,000 versus six month revenues of $57,216,000 for the prior fiscal year. The decline in revenues was the result of declining average selling prices for the Company's products reflecting an eighty percent decrease in the price of dynamic random access memory chips (DRAMs)which are the primary raw material in memory boards. As a result of competitive conditions in the memory board marketplace, the Company passed these cost savings through to our customers. Increased unit volume partially offset the reduction in selling prices. Total megabytes shipped have increased by approximately 115% and 110% in this year's second quarter and six months, respectively versus the same periods last year.

     Cost of sales for the second quarter and six months of fiscal 1997 were 78% and 79%, respectively of revenues versus 89% for both of the same prior year periods. The increase in operating margins is the result of increased unit volume which created significant economies of scale, combined with aggressive purchasing and materials management. Prices for the four and sixteen megabit DRAM continued to decline during the second quarter. To minimize the impact of the changes in raw material values, the Company has maintained tight control over inventory levels, while still meeting customer delivery requirements. The price of DRAMS has continued to decline and it is uncertain as to when prices will stabilize.

     Engineering and development costs in fiscal 1997's first quarter and six months were $249,000 and 479,000, respectively versus $453,000 and $888,000 for the same prior year periods. The decrease in cost was due to modest reductions in staff, and an overall control of cost primarily associated with lower product design costs of today's simplified memory boards. The Company intends to maintain its commitment to timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's second quarter increased to 12% of revenues from 6% for the same prior year period. Three month total expenditures increased by $269,000 from the comparable prior year period. This increase is largely attributable to certain planned marketing and promotional expenditures, as well as certain legal expenses incurred related to a Complaint filed by Sun Microsystems, Inc. Six month selling, general and administrative costs increased by $412,000 in fiscal 1997 versus fiscal 1996. The Company has strategically added to its sales department this year to accelerate our ability to service new and existing customers.

     Other income (expense),net for the second quarter and six months of fiscal 1997 consisted primarily of interest income on short term investments. Prior year other income (expense) consisted of interest expense associated with the Company's revolving credit line.

                       PART II: OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

     On October 15, 1996, Dataram was served with a Complaint filed against it by Sun Microsystems, Inc. ("Sun") in the United States District Court for the Northern District of California. This Complaint claims infringement by Dataram of five patents issued to Sun which enable the use of single in-line memory modules in the memory systems for certain Sun workstations. Sun seeks to enjoin Dataram from infringing the patents, and seeks damages and attorney's fees. Dataram has answered the Complaint, asserting that the patents which were issued to Sun are invalid or not infringed by Dataram products.
Dataram is seeking payment of its attorney fees in this action from Sun. Also, Dataram has filed counterclaims charging Sun with anti-trust violations, unfair competition and product disparagement.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits
     27 (a). Financial Data Schedule

     99 (a). Press Release reporting results of Second Quarter, Fiscal
Year 1997.

     99 (b). Press Release reporting the Sun Microsystems, Inc.
Complaint.



B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 DATARAM CORPORATION





       Dec. 9, 1996                  MARK E. MADDOCKS
Date: ___________________        By: _____________________________
                                     Mark E. Maddocks
                                     Vice President, Finance
                                     (Principal Financial Officer)