Form 10-Q
period 1997-01-31
DATARAM CORP
filed 1997-03-03
CIK 27093

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      1/31/97      or

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

                            Yes     X         No


             APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of February 14, 1997, there were 3,179,410 shares outstanding.

                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation And Subsidiary
                            Consolidated Balance Sheets
                        January 31, 1997 and April 30, 1996

                                               (Unaudited)                  (Audited)

                                           January 31, 1997            April 30, 1996
Assets
Current Assets:
   Cash and cash equivalents                   $  6,702,754             $   8,482,447
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $800,000 at January 31, 1997
     and $800,000 at April 30, 1996               8,731,837                12,077,714
   Inventories                                    2,440,464                 2,311,897
   Other current assets                             521,256                   862,709
                                                 __________                __________
     Total current assets                        18,396,311                23,734,767

Property and equipment, at cost:
   Land                                             875,000                   875,000
   Machinery and equipment                        6,513,478                 6,190,426
                                                 __________                __________
                                                  7,388,478                 7,065,426
   Less: accumulated depreciation
     and amortization                             5,342,126                 4,867,226
                                                 __________                __________
Net property and equipment                        2,046,352                 2,198,200
Other assets                                          5,730                     5,730
                                                 __________                __________

                                             $   20,448,393             $  25,938,697
                                                 ==========                ==========

                                          January 31, 1997            April 30, 1996

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $    1,792,052             $   5,909,262
   Accrued liabilities                            1,238,941                 1,022,404
                                                 __________                __________
     Total current liabilities                    3,030,993                 6,931,666

Deferred income taxes                               929,000                   929,000

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 18,000,000 shares; issued
     3,183,310  at January 31, 1997
     and 3,824,305 at April 30, 1996              3,183,310                 3,824,305
   Additional paid-in capital                     2,568,807                 3,425,142
   Retained earnings                             10,736,283                10,828,584
                                                 __________                __________
        Total stockholders' equity               16,488,400                18,078,031
                                                 __________                __________
                                              $  20,448,393             $  25,938,697
                                                 ==========                ==========

See accompanying notes to consolidated financial statements.

                                        Dataram Corporation and Subsidiary
                                      Consolidated Statements of Operations
                           Three and Nine Months Ended January 31, 1997 and 1996
                                                   (Unaudited)



                                                            1997                              1996

                                                3rd Quarter       Nine Months     3rd Quarter        Nine Months

Revenues                                     $  17,514,342      $  52,130,588    $ 28,385,207     $ 85,601,073

Costs and expenses:
   Cost of sales                                13,944,417         41,165,237      26,910,340       77,689,791
   Engineering and development                     253,887            732,977         365,935        1,254,249
   Selling, general and administrative           1,941,700          5,788,074       1,462,188        4,896,992
                                                __________         __________      __________       __________
                                                16,140,004         47,686,288      28,738,463       83,841,032

Earnings (loss)from operations                   1,374,338          4,444,300        (353,256)       1,760,041

Other income (expense), net
Other income, net                                    1,840             18,447               0                0
Interest income                                     73,063            201,352               0                0
Interest expense                                         0                  0         (44,691)        (101,860)
                                                __________         __________      __________       __________
                                                    74,903            219,799         (44,691)        (101,860)

Earnings (loss) before income taxes              1,449,241          4,664,099        (397,947)       1,658,181

Income tax expense (benefit)                       537,000          1,773,000        (155,000)         656,000
                                                __________         __________      __________       __________
Net earnings (loss)                          $     912,241       $  2,891,099    $   (242,947)     $ 1,002,181
                                                ==========         ==========      ==========       ==========


Net earnings (loss) per share of common stock
   Primary                                   $         .27       $        .83    $       (.06)     $       .26
                                                ==========         ==========      ==========       ==========
   Fully Diluted                             $         .27       $        .80    $       (.06)     $       .26
                                                ==========         ==========      ==========       ==========


Weighted average number of common
   shares outstanding
   Primary                                       3,356,920          3,479,844       3,824,305        3,837,807
                                                ==========         ==========       =========        =========
   Fully Diluted                                 3,441,108          3,610,129       3,824,305        3,837,807
                                                ==========         ==========      =========        =========

See accompanying notes to consolidated financial statements.

                           Dataram Corporation and Subsidiary
                          Consolidated Statements of Cash Flows
                        Nine Months Ended January 31, 1997 and 1996
                                      (Unaudited)

                                                       1997                    1996
Cash flows from operating activities:
   Net earnings                                 $  2,891,099             $ 1,002,181
   Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                474,900                 500,741
        Bad debt expense                             251,220                 220,795
        Changes in assets and liabilities:
           Decrease (increase) in
             trade receivables                     3,094,656                (721,138)
           Decrease (increase) in inventories       (128,567)              2,576,869
           Decrease in other current assets          341,453                 277,653
           Decrease in other assets                        0                   9,346
           Decrease in accounts payable           (4,117,210)             (3,600,466)
           Increase (decrease) in
             accrued liabilities                     216,537              (1,121,390)
           Increase (decrease) in
             deferred income taxes                         0                 514,000
                                                  __________              __________

    Net cash provided by (used in)
      operating activities                         3,024,088                (341,409)
                                                  __________              __________


Cash flows from investing activities:
   Purchase of property and equipment               (323,052)               (230,115)
                                                  __________              __________
   Net cash used in investing activities            (323,052)               (230,115)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan                               21,400                 238,000
   Purchase of and retirement of common shares    (4,502,129)                      0
                                                  __________              __________

   Net cash provided by (used in)
     financing activities                         (4,480,729)                238,000
                                                  __________              __________
Net increase (decrease) in cash
and cash equivalents                              (1,779,693)               (333,524)
Cash and cash equivalents at
   beginning of year                               8,482,447                 721,811
                                                  __________              __________
Cash and cash equivalents at
   end of period                                $  6,702,754            $    388,287
                                                  ==========              ==========


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $          0            $    101,860
      Income taxes                              $  1,290,000            $    582,000

See accompanying notes to consolidated financial statements.

                      Dataram Corporation and Subsidiary
                  Notes to Consolidated Financial Statements
                      January 31, 1997 and April 30, 1996

(1) Cash and cash equivalents consist of unrestricted cash, bankers acceptances, commercial paper and other short term investments. All investments are convertible to cash within a period of approximately thirty days or less.

(2)     Inventories consist of the following categories:

                                1/31/97       4/30/96

          Raw Materials     $ 1,837,000     $ 1,435,000
          Work In Process        98,000          45,000
          Finished Goods        505,000         832,000
                              _________       _________
                            $ 2,440,000     $ 2,312,000
                              =========       =========

(3) The Company has an agreement with a bank which provides for a total unsecured line of credit of $12,000,000 with interest at no higher than one-half percent below the bank's base commercial lending rate. Borrowings under the line of credit are at the convenience of Company management and may be repaid at any time. The line of credit agreement expires in October, 1998, unless otherwise amended or extended.

(4) In 1982, the Company adopted an incentive stock option plan. As of January 31, 1997, no further options may be granted under the plan and options to purchase 6,000 shares were exercised in fiscal 1997 at an excercise price of $3.57 per share and no further options remain outstanding.

     In September 1992, an incentive and nonstatutory stock option plan was adopted by the shareholders which provides for the granting of up to 950,000 shares of common stock to key employees. As of January 31, 1997, options to purchase 479,000 shares at prices ranging from $5.125 to $7.125 per share were outstanding. As of January 31, 1997 options to purchase 32,000 shares had been exercised and options to purchase 204,400 shares were exercisable.

     In November 1992 and March 1993, the Company granted to three non-employee directors of the Company and the Company's outside general counsel five year options to acquire a total of 120,000 shares of the Company's common stock at an exercise price of $11.25 per share. On September 10, 1996, the Company granted to a fourth non-employee director five year options to acquire 30,000 shares at an exercise price of $6.9375. As of January 31, 1997, none of these options had been exercised and options to purchase 112,500 shares were exercisable.

(5) In June of 1996, the Company announced an open market repurchase plan providing for the repurchase of up to 250,000 shares of the Company's common stock. In July of 1996, the plan was amended to provide for the repurchase of up to 500,000 shares of the Company's common stock. On September 10, 1996 the Board of Directors authorized the repurchase of an additional 300,000 shares. As of January 31, 1997 a total of 647,000 shares had been repurchased at a total cost of $4,503,000.

(6) Information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of this interim statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of January 31, 1997, working capital amounted to $15.4 million reflecting a current ratio of 6.1 compared to working capital of $16.8 million and a current ratio of 3.4 as of April 30, 1996.

     The Company's financial condition remains strong. The Company has renegotiated its line of credit. The new agreement provides for a $12.0 million unsecured line of credit with a bank which expires in October 1998. The line of credit has not been used during the current fiscal year. With its current working capital balance and its line of credit, management believes that it will be able to support its growth and other capital needs for the foreseeable future.

Results of Operations

     Revenues for the three month period ending January 31, 1997 were $17,514,000 compared to revenues of $28,385,000 for the comparable prior year period. Fiscal 1997 nine month revenues totaled $52,131,000 versus nine month revenues of $85,601,000 for the prior fiscal year. The decline in revenues was the result of declining average selling prices for the Company's products reflecting an eighty percent decrease in the price of dynamic random access memory chips (DRAMs)which are the primary raw material in memory boards. As a result of competitive conditions in the memory board marketplace, the Company passed these cost savings through to our customers. Increased unit volume partially offset the reduction in selling prices. Total units shipped have increased by approximately 180% in this year's third quarter, versus the third quarter last year.

     Cost of sales for the third quarter and nine months of fiscal 1997 were 80% and 79%, respectively of revenues versus 95% and 91% for the same prior year periods. Included in last years third quarter and nine months cost of sales was a $1,200,000 charge for a write down to market value of inventory. The remaining increase in operating margins is the result of increased unit volume which created significant economies of scale. Prices for the four and sixteen megabit DRAM continued to decline during the third quarter. To minimize the impact of the changes in raw material values, the Company has maintained tight control over inventory levels, while still meeting customer delivery requirements.

     Engineering and development costs in fiscal 1997's third quarter and nine months were $264,000 and $733,000, respectively versus $366,000 and $1,254,000 for the same prior year periods. The decrease in cost was due to modest reductions in staff, and an overall control of cost primarily associated with lower product design costs of today's simplified memory boards. The Company intends to maintain its commitment to timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's third quarter increased to 11% of revenues from 5% for the same prior year period. Three month total expenditures increased by $480,000 from the comparable prior year period. Nine month selling, general and administrative costs increased by $891,000 in fiscal 1997 versus fiscal 1996. These increases are primarily attributable to certain planned marketing and promotional expenditures and legal expenses incurred related to a Complaint filed by Sun Microsystems, Inc. The Company has continued to strategically add to its sales department this year to accelerate our ability to service new and existing customers.

     Other income (expense),net for the third quarter and nine months of fiscal 1997 consisted primarily of interest income on short term investments. Prior year other income (expense) consisted of interest expense associated with the Company's revolving credit line.






                   PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits
     27 (a). Financial Data Schedule

     10 (a)  Amendment Number One To Loan Agreement

     99 (a). Press Release reporting results of Third Quarter, Fiscal Year 1997 (Attached).



B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATARAM CORPORATION






Date:  Feb. 26, 1997          By:  MARK E. MADDOCKS
      __________________         ___________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial Officer)