Form 10-K
period 1997-04-30
DATARAM CORP
filed 1997-07-29
CIK 27093

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended April 30, 1997.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on July 23, 1997 was $27,953,272.

     The number of shares of Common Stock outstanding on July 25, 1997:
3,050,405 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 10, 1997 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  1997 Annual Report.

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

     Item 4.   Submission of Matters to a Vote of
               Security Holders . . . . . . . . . . . . . . . . 9


Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters. . . . . . . . . 9

     Item 6.   Selected Financial Data. . . . . . . . . . . . . 9

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations. .10

     Item 8.   Financial Statements and Supplementary Data. . .10

     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . .13


Part III

     Item 10.  Directors and Executive Officers of
               the Registrant . . . . . . . . . . . . . . . . .13

     Item 11.  Executive Compensation . . . . . . . . . . . . .13

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management . . . . . . . .13

     Item 13.  Certain Relationships and Related
               Transactions . . . . . . . . . . . . . . . . . .13


Part IV

     Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K . . . . . . .14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .15

                              PART I
Item 1.  BUSINESS

     (a)  General Development of Business.

     Dataram develops, manufactures and markets computer add-in memory products for use with workstations, servers and minicomputers. The Company's add-in memory products expand the capacity and extend the economic useful life of the installed base of computers manufactured by Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), Digital Equipment Corporation ("DEC"), Silicon Graphics, Compaq Computer and International Business Machines Corporation ("IBM") (RS/6000 line). Dataram products are not intended for use with high end mainframe computers.

     In fiscal 1997 the Company saw a continuing decline in the price it pays for random access memory ("RAM"), which is the principal component of the memory boards it sells. As a direct consequence, the prices for the memory boards the Company sells also declined. Thus, notwithstanding substantial increases in units shipped, Company revenues declined. As in 1996, but unlike prior years, RAM has been available in large quantities from various manufacturers on a rapid basis. Consequently, the Company does not need to maintain large inventory levels to service its customers.

     The Company was incorporated in New Jersey in 1967 and made an initial public offering in 1968. Its Common Stock has been listed for trading on the American Stock Exchange since 1981. The Company's principal executive office is located at P.O. Box 7528, Princeton, New Jersey 08543-7528 and its telephone number is (609) 799-0071, its fax is (609) 936-1689 and its website is
http://www.dataram.com.

     (b)  Financial Information about Industry Segments.

          The Company operates in one industry segment. For information concerning revenues, net revenues, net earnings, and identifiable assets, see Note 9 of Notes to Consolidated
Financial Statements, under the heading "Segment Information -
Operations and Assets by Geographic Locations."

     (c)  Narrative Description of Business.

          Dataram develops, manufactures and markets a variety of add-in memory products for use with workstations and servers, including those sold by Sun, HP, DEC, Silicon Graphics, Compaq and the RS/6000 line of workstations sold by IBM. The Company sells add-in memory products both for new machines and for the installed base of these classes of computers at prices less than the computer manufacturer. The Company's customers are primarily distributors, value added resellers and larger end-users.

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

     The workstation, like the PC, is designed to provide computer resources to individual users. The workstation differs from the PC in providing substantially greater computational performance, input/output capability and graphic display. An important use of workstations today is as a host of web sites on the Internet. As workstation technology has matured, the capabilities for multiple users per workstation and multiple workstations networked together have developed. As a result of this networking capability, a new class of computer system, the server, has emerged.

     Servers are computer systems on a network which provide dedicated functions accessible by all workstations and other systems on the same network. Examples of different types of servers in use today are: file servers, communication servers, computation servers, database servers, print servers and storage servers.

     Dataram designs, produces and markets add-in memory products to end users of the installed base of workstations and servers sold by Sun, HP, DEC, Silicon Graphics, Compaq and the RS/6000 line of workstations sold by IBM.

     The "open system" philosophy espoused by the general computer industry has played a part in enlarging the market for third party vendors. Under the "open system" philosophy, manufacturers adhere to industry design standards, enabling users to "mix and match" hardware and software products from a variety of vendors so that a system can be configured for the user's application in the most economical manner with reduced concern for compatibility and support. Memory products for workstations and servers have become commodities with substantial competition from OEMs and a number of independent memory manufacture suppliers. As a result memory margins are small.

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

     Geographic Expansion

     Approximately 73% of Dataram's fiscal 1997 revenues were derived from sales in the United States with the remainder principally in Western Europe, Canada and the Asian Pacific region. The Company intends to capitalize on the system vendors' growth of business in Europe and Asia by providing add-in memory for the systems being sold in these markets.

Products

     The Company's principal business is the development, manufacture and marketing of memory boards and modules which can be added to workstations and servers to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for Dataram and other independent memory manufacturers is straightforward and allows for the use of many standard components.

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

Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new add-in memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. Dataram designs prototype add-in memory products and subjects them to reliability testing procedures. During its fiscal year ended April 30, 1997, the Company incurred costs of $1,030,000 for engineering and product development compared to $1,584,000 in fiscal 1996 and $2,484,000 in fiscal 1995.

Manufacturing

     The Company purchases standard dynamic random access memory
("DRAM") chips. The costs of such chips is approximately 95% of the total manufacturing cost of add-in memory products.
Fluctuations in the availability or prices of memory chips can have a significant impact on the Company's profit.

     Dataram has created close relationships with primary suppliers while qualifying and developing alternate sources as a back up. The qualification program consists of extensive evaluation of process capabilities, on-time delivery performance and financial stability of each supplier. Alternative sources are qualified to normally assure supply in the event of a problem with the primary source or to handle surges in demand. The availability of parts within hours of a manufacturing release is normally assured by means of blanket procurements for items such as printed circuit boards and DRAM chips.

     The Company assembles its memory boards at a leased site staffed by an independent contractor. Memory boards are then rigorously tested in the Company's quality assurance program.

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year. The Company believes that backlog is generally not material to its business since the Company usually ships its add-in memory products on the same day an order is received.

Competition

     The intensely competitive computer industry is characterized by rapid technological change and constant pricing pressures. These characteristics are equally applicable to the third party memory market, where pricing is a major consideration in the buying decision. Dataram competes with Sun, HP, DEC, Silicon Graphics, Compaq and IBM, as well as with a number of third party memory suppliers, including Kingston Technology.

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

     The Company believes that its 30 year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty and service program which provides customers with added confidence in buying from Dataram. See "Business-Product Warranty and
Service."

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

     To the best of the Company's knowledge and belief, no Company product infringes any valid copyright or patent. However, the Company is presently in litigation on that issue (See "Legal Proceedings"). However, because of rapid technological development in the computer industry with concurrent extensive patent coverage and the rapid rate of issuance of new patents, questions of infringement may continue to arise in the future. If such patents or copyrights are perfected in the future, the Company believes, based upon industry practice, that any necessary licenses would be obtainable upon the payment of reasonable royalties.

Employees

     As of April 30, 1997, the Company had 60 full-time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environment

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 1998) or the succeeding fiscal year (fiscal 1999).

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

          The Company leases an assembly plant in Northampton
Township, Pennsylvania. The lease expires on January 31, 2000 but the Company has a one-year renewal option.

          The Company also leases one sales office located in California, a marketing office in England and a marketing office in Singapore.

          On September 29, 1980, the Company purchased approximately 81 acres of undeveloped property in West Windsor Township, New Jersey. The purchase price of $875,000 was paid in cash. This property is approximately five miles from the Company's current leased facilities. The Company does not expect to use this property in its business and it is currently for sale.

Item 3.   Legal Proceedings

          SUN MICROSYSTEMS, INC. V. DATARAM CORPORATION, United States District Court for the Northern District of California, San Jose Division. In August of 1996 the plaintiff filed suit alleging infringement of five U.S. Patents allegedly infringed by Dataram in the manufacture of single in-line memory modules ("SIMM's") for use in workstations and servers manufactured by Sun Microsystems, Inc. The plaintiff seeks both an injunction and damages. The Company has answered this complaint denying the infringement as a matter of fact and also alleging the invalidity of the patents both in light of prior art in the field and for fraud upon the U.S. Patent Office by the plaintiff. The Company also has filed counterclaims against the plaintiff alleging among other matters antitrust violations, intentional interference with contractual relationships, and product disparagement by the Plaintiff. The matter is in the discovery stage.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders in the fourth quarter of the year covered by this report.




                             PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

          Incorporated by reference herein is the information set forth in the Company's 1997 Annual Report under the caption
"Common Stock Information" at page 5.


Item 6.   Selected Financial Data

          Incorporated by reference herein is the information set forth in the 1997 Annual Report under the caption "Selected
Financial Data" at page 16.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

          Incorporated by reference herein is the information set forth in the 1997 Annual Report under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" at page 3 through page 5.


Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule   Page in
                                                          Annual
                                                          Report*

Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 1997 and 1996. 6

   Consolidated Statements of Operations - Years ended
        April 30, 1997, 1996 and 1995. . . . . . . . . . . .  7

   Consolidated Statements of Cash Flows -
        Years ended April 30, 1997, 1996 and 1995. . . . . .  8

   Consolidated Statements of Stockholders' Equity -
        Years ended April 30, 1997, 1996 and 1995. . . . . .  9

   Notes to Consolidated Financial Statements -
        April 30, 1997, 1996 and 1995. . . . . . . . . . . . 10

   Independent Auditors' Report on Financial Statements. . . 15

                                                         Page in
Financial Statement Schedule:                              10-K

   Valuation and Qualifying Accounts -
        Years ended April 30, 1997, 1996 and 1995 . . . . .  11

   Independent Auditors' Report on
        Financial Statement Schedule  . . . . . . . . . . .  12

   All other schedules are omitted as the required information is inapplicable or because the required information is shown in the financial statements or notes thereto.

--------------

*Incorporated herein by reference.


 Schedule VIII
                             DATARAM CORPORATION AND SUBSIDIARIES



                                Valuation and Qualifying Accounts



                            Years ended April 30, 1997, 1996 and 1995

                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions
Balance
                                        beginning     and       from      at
close
               Description              of period     expenses  reserves* of
period
             ___________                _________     ________  _________ _________

Year ended April 30, 1995:
   Allowance for doubtful accounts      $  630,000     422,207  357,207
695,000

   Reserve for inventory obsolescence   $  330,000        --     30,000
300,000

Year ended April 30, 1996:
   Allowance for doubtful accounts      $  695,000     485,000  380,000
800,000

   Reserve for inventory obsolescence   $  300,000        -     300,000
--

Year ended April 30, 1997:
   Allowance for doubtful accounts      $ 800,000      263,000  263,000   800,000

   Reserve for inventory obsolescence   $    --           --       --
--

___________________________
*Represents write-offs of specifically identifiable amounts.



                 INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Dataram Corporation:



Under date of May 22, 1997, we reported on the consolidated balance sheets of Dataram Corporation and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

                                            KPMG Peat Marwick LLP

Princeton, New Jersey
May 22, 1997

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

                             PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
          Form 8-K

         (a) The following documents are filed as part of this report:

               1.    Financial Statements incorporated by
                     reference into Part II of this Report.

               2.    Financial Statement Schedule included in
                     Part II of this Report.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the last quarter of the year covered by this report.

          (c)  Exhibits:

               The Exhibit Index appears on page 16.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                DATARAM CORPORATION
                                (Registrant)

Date:  July 26, 1997            By: ROBERT V. TARANTINO

                                 ________________________________
                                 Robert V. Tarantino, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  July 26, 1997            By: ROBERT V. TARANTINO

                                 ________________________________
                                  Robert V. Tarantino, President
                                  Chief Executive Officer and
                                  Director (Principal Executive
                                  Officer)

Date:  July 26, 1997            By: RICHARD HOLZMAN

                                 ________________________________
                                   Richard Holzman, Director

Date:  July 26, 1997            By: THOMAS A. MAJEWSKI

                                 ________________________________
                                   Thomas A. Majewski,
                                   Director

Date:  July 26, 1997            By: BERNARD L. RILEY

                                 ________________________________
                                   Bernard L. Riley, Director

Date:  July 26, 1997            By: ROGER C. CADY

                                 ________________________________
                                   Roger C. Cady, Director


Date:  July 26, 1997            By: MARK E. MADDOCKS

                                 ________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial
                                   and Accounting Officer)

                               EXHIBIT INDEX

                                      Page     Page      Page      Page
                                      of this  of 1996   of 1995   of 1994
                                      Report   10-K      10-K      10-K
                                      _______  _______   _______   _______

3(a)  Certificate of Incorporation                                    27

3(b)  By-Laws                                                         70

4(a)  Loan Agreement with New Jersey                        23
      National Bank

4(b)  1995 Letter Amendments to Loan                        93
      Agreement

4(c)  1996 Letter Amendments to Loan
      Agreement                                   18

10(a) 1992 Incentive and Non-Statutory                               127
      Stock Option Plan

10(b) Lease                                                          133

10(c) Savings and Investment Retirement Plan                         146

10(d) Employment Agreement of                                        227
      Robert V. Tarantino

11(a) Computation of Earnings per Share    17

13(a) 1996 Annual Report to Shareholders   27

24(a) Independent Auditors' Consent for    18
      S-8 Registration No. 33-56282

27    Financial Data Schedule              26

28(a) Earnings Press Release               20

28(b) Stock Repurchase Plan Press Release  24