Form 10-K/A
period 1997-04-30
DATARAM CORP
filed 1997-07-31
CIK 27093

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K
                                (Amendment No. 1)

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


 Schedule VIII
                             DATARAM CORPORATION AND SUBSIDIARIES



                                Valuation and Qualifying Accounts



                            Years ended April 30, 1997, 1996 and 1995

                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions    Balance
                                        beginning     and       from      at close
               Description              of period     expenses  reserves* ofperiod
             ___________                _________     ________  _________ _________

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