Form 10-Q
period 1997-07-31
DATARAM CORP
filed 1997-09-15
CIK 27093

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended 07/31/97 or

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


(Former name,former address and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   [ X ]       No


APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Common Stock ($1.00 par value) As of September 10, 1997, there were 3,000,905 shares outstanding.

                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation And Subsidiary
                            Consolidated Balance Sheets
                         July 31, 1997 and April 30, 1997

                                               (Unaudited)               (Audited)
                                              July 31, 1997            April 30, 1997
Assets

Current Assets:
   Cash and cash equivalents                   $   6,707,850             $   6,835,671
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $800,000 at July 31, 1997
     and $800,000 at April 30, 1997               8,780,623                 8,473,228
   Inventories                                    2,991,135                 4,395,813
   Other current assets                             680,510                   572,376
                                                 __________                __________
     Total current assets                        19,160,118                20,277,088

Property and equipment, at cost:
   Land                                             875,000                   875,000
   Machinery and equipment                        7,444,123                 6,840,378
                                                 __________                __________
                                                  8,319,123                 7,715,378
   Less: accumulated depreciation
     and amortization                             5,586,732                 5,461,632
                                                 __________                __________
Net property and equipment                        2,732,391                 2,253,746
Other assets                                          7,280                     5,730
                                                 __________                __________

                                             $   21,899,789             $  22,536,564
                                                 ==========                ==========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                          $    3,231,513             $   4,144,946
   Accrued liabilities                              612,324                 1,093,380
   Income taxes payable                             391,000                         0
                                                 __________                __________
     Total current liabilities                    4,234,837                 5,238,326

Deferred income taxes                             1,013,000                 1,013,000
Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 18,000,000 shares; issued
     3,050,405  at July 31, 1997
     and 3,077,449 at April 30, 1997              3,050,405                 3,077,449
      Additional paid-in capital                  2,430,284                 2,452,677
      Retained earnings                          11,171,263                10,755,112
                                                 __________                __________

        Total stockholders' equity               16,651,952                16,285,238
                                                 __________                __________
                                              $  21,899,789             $  22,536,564
                                                 ==========                ==========
See accompanying notes to consolidated financial statements.
TABLE/


                        Dataram Corporation and Subsidiary
                        Consolidated Statements of Earnings
                     Three Months Ended July 31, 1997 and 1996
                                   (Unaudited)



                                                     1997                   1996
Revenues                                         $18,147,292             $17,448,290

Costs and expenses:
   Cost of sales                                  14,634,977              13,887,973
   Engineering and development                       223,578                 229,682
   Selling, general and administrative             2,280,159               1,833,752
                                                  __________              __________
                                                  17,138,714              15,951,407

Earnings from operations                           1,008,578               1,496,883

Other income (expense), net
Other income                                           2,000                       0
Interest income                                       64,694                  68,568
Interest expense                                           0                       0
                                                  __________              __________
                                                      66,694                  68,568

Earnings before income taxes                       1,075,272               1,565,451

Income tax expense                                   406,000                 601,000
                                                  __________              __________

Net earnings                                     $   669,272             $   964,451
                                                  ==========              ==========


Net earnings per share of common stock           $       .21             $       .26
                                                  ==========              ==========


Weighted average number of common
   shares outstanding                              3,213,864               3,721,093
                                                  ==========              ==========


See accompanying notes to consolidated financial statements.
<TABLE/>


                           Dataram Corporation and Subsidiary
                          Consolidated Statements of Cash Flows
                         Three Months Ended July 31,1997 and 1996
                                      (Unaudited)


                                                       1997                    1996
Cash flows from operating activities:
   Net earnings                                 $    669,272             $   964,451
   Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                 125,100                 174,900
       Bad debt expense                               87,649                 220,795
       Changes in assets and liabilities:
        (Increase)decrease in trade receivables     (395,044)              2,518,025
         Decrease in inventories                   1,404,678                 712,558
        (Increase)decrease in other current assets  (108,134)                489,786
         Increase in other assets                     (1,550)                      0
         Decrease in accounts payable               (913,433)             (2,409,897)
         Decrease in accrued liabilities            (481,056)               (140,189)
         Increase in income taxes payable            391,000                       0
                                                  __________              __________

    Net cash provided by
      operating activities                           778,482               2,530,429
                                                  __________              __________


Cash flows from investing activities:
   Purchase of property and equipment               (603,745)                (61,360)
   Disposal of fixed assets                                0                       0
                                                  __________              __________
   Net cash used in investing activities            (603,745)                (61,360)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan                               57,000                  21,400
   Purchase and cancellation of common stock        (359,558)             (2,071,485)
                                                  __________              __________
   Net cash used in financing activities            (302,558)             (2,050,085)
                                                  __________              __________

Net increase (decrease) in cash
and cash equivalents                                (127,821)                418,984
Cash and cash equivalents at
   beginning of year                               6,835,671               8,482,447
                                                  __________              __________

Cash and cash equivalents at
   end of period                                $  6,707,850            $  8,901,431
                                                  ==========              ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     37,453            $          0
      Income taxes                              $     43,058            $          0
<TABLE/>
See accompanying notes to consolidated financial statements.

                            Dataram Corporation and Subsidiary

                        Notes to Consolidated Financial Statements
                             July 31, 1997 and April 30, 1997

(1) Cash and cash equivalents consist of unrestricted cash, bankers acceptances, commercial paper and other short term investments. All investments are convertible to cash within a period of approximately thirty days or less.

(2)     Inventories consist of the following categories:

                                    7/31/97         4/30/97

          Raw Materials         $ 2,209,000     $ 3,369,000
          Work In Process           146,000          98,000
          Finished Goods            636,000         929,000
                                  _________       _________

                                $ 2,991,000     $ 4,396,000
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

 (4) In September 1992, an incentive and nonstatutory stock option plan was adopted by the shareholders which provides for the granting of up to 950,000 shares of common stock to key employees. As of July 31, 1997, options to purchase 510,000 shares at prices ranging from $5.125 to $10.375 per share were outstanding. During the quarter ended July 31, 1997 options to purchase
30,000 shares were granted at the fair market value on the grant date and options to purchase 8,000 shares were exercised. As of July 31, 1997, options to purchase 289,800 shares were exercisable.

     In November 1992, March 1993 and September 1996, the Company granted to four non-employee directors of the Company and the Company's outside general counsel five year options to acquire a total of 150,000 shares of the Company's common stock at prices ranging from $6.94 to $11.25 per share. In the quarter ended July 31, 1997 30,000 of these outstanding options were cancelled in accordance with the terms of the plan. As of July 31, 1997, none of these options had been exercised and options to purchase 90,000 shares were exercisable.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, and applies APB Opinion 25 in accounting for its plans and, accordingly, cost for stock option plans and stock purchase plans in its financial statements.
Had the Company determined compensation cost based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

      (In thousands, except per share amounts)

         Quarter ended:                       7/31/97           7/31/96
                                             --------           -------

     Net earnings as reported                 $  669             $ 964
     Net earnings pro forma                      628               939
     Net earnings per share as reported          .21               .26
     Net earnings per share pro forma            .20               .25

(6) In July of 1997, the Company announced an open market repurchase plan providing for the repurchase of up to 300,000 shares of the Company's common stock. As of July 31, 1997, no shares had been purchased under the plan.

(7) Information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of this interim statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of July 31, 1997, working capital amounted to $14.9 million reflecting a current ratio of 4.5 compared to working capital of $15.0 million and a current ratio of 3.9 as of April 30, 1997.

     The Company's financial condition remains strong. The Company has a $12 million unsecured line of credit with a bank, of which $6 million is scheduled to expire in October 1997 and $6 million expires in October 1998. The Company intends to renew any expiring portion of the facility by the expiration date and maintain a $12 million total facility. At the end of the quarter there was no amount outstanding under the line of credit. With its current working capital balance and the line of credit, management believes that it will be able to support its growth and other capital needs for the foreseeable future.

Results of Operations

     Revenues for the three month period ending July 31, 1997 were $18,147,000 compared to revenues of $17,448,000 for the comparable prior year period.
Increased unit volume and an expanded customer base have offset the decline in average selling prices for the Company's products associated with declining dynamic random access memory (DRAM) chip prices. Total megabytes shipped have increased by approximately 66% in the first quarter versus the same period last year.

     Cost of sales for the first quarter were 81% of revenues versus 80% for the same prior year period. The increase in the cost of sales was mainly the result of reduced margins for 64 megabit DRAM based memory boards. Prices for 64 megabit DRAM based memory boards are now priced competitively with 16 megabit DRAM based products.

     Engineering and development costs in fiscal 1997's first quarter were $223,000 versus $230,000 for the same prior year period. The Company continues to maintain its commitment to timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's first quarter were 12% of revenues versus 11% for the same prior year period. Three month total expenditures increased by $446,000 from the prior year period. This increase is primarily the result of increased legal expense associated with a previously announced complaint filed by Sun Microsystems, Inc. The Company has also continued to expand its sales organization this quarter to accelerate our ability to service new and existing customers.

     Other income (expense),net for the first quarter of fiscal 1998 and fiscal 1997, consists primarily of interest income on short term investments.


PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits
     27 (a). Financial Data Schedule

     28 (a). Press Release reporting results of First Quarter, Fiscal Year
1998 (Attached).



B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DATARAM CORPORATION




Date: ______________________        By:________________________________
                                        Mark E. Maddocks
                                        Vice President, Finance
                                        (Principal Financial Officer)




