Form 10-Q
period 1997-10-31
DATARAM CORP
filed 1997-12-09
CIK 27093

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      10/31/97      or

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

                                   Yes     [X]         No


                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of December 3, 1997, there were 2,922,805 shares outstanding.

                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation And Subsidiary
                            Consolidated Balance Sheets
                        October 31, 1997 and April 30, 1997

                                               (Unaudited)                  (Audited)

                                           October 31, 1997            April 30, 1997
Assets

Current Assets:
   Cash and cash equivalents                   $  7,395,644             $   6,835,671
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $647,000 at October 31, 1997
     and $800,000 at April 30, 1997               9,824,276                 8,473,228
   Inventories                                    3,242,908                 4,395,813
   Other current assets                             565,551                   572,376
                                                 __________                __________
     Total current assets                        21,028,379                20,277,088

Property and equipment, at cost:
   Land                                             875,000                   875,000
   Machinery and equipment                        7,845,959                 6,840,378
                                                 __________                __________
                                                  8,720,959                 7,715,378
   Less: accumulated depreciation
     and amortization                             5,711,832                 5,461,632
                                                 __________                __________
Net property and equipment                        3,009,127                 2,253,746
Other assets                                          7,380                     5,730
                                                 __________                __________

                                             $   24,044,886             $  22,536,564
                                                 ==========                ==========

                                           October 31, 1997            April 30, 1997

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                          $    5,601,534             $   4,144,946
   Accrued liabilities                              575,637                 1,093,380
                                                 __________                __________
     Total current liabilities                    6,177,171                 5,238,326

Deferred income taxes                             1,013,000                 1,013,000

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 18,000,000 shares; issued
     2,965,605  at October 31, 1997
     and 3,077,449 at April 30, 1997              2,965,605                 3,077,449
   Additional paid-in capital                     2,303,069                 2,452,677
   Retained earnings                             11,586,041                10,755,112
                                                 __________                __________
        Total stockholders' equity               16,854,715                16,285,238
                                                 __________                __________
                                              $  24,044,886             $  22,536,564
                                                 ==========                ==========


See accompanying notes to consolidated financial statements.
<TABLE/>

                                      Dataram Corporation and Subsidiary
                                     Consolidated Statements of Operations
                             Three and Six Months Ended October 31, 1997 and 1996
                                                 (Unaudited)



                                                            1997                              1996

                                                2nd Quarter       Six Months     2nd Quarter        Six Months

Revenues                                     $  20,067,735      $  38,215,027    $ 17,167,956     $ 34,616,246

Costs and expenses:
   Cost of sales                                15,402,781         30,037,758      13,332,847       27,220,820
   Engineering and development                     301,389            524,967         249,408          479,090
   Selling, general and administrative           2,908,762          5,188,921       2,012,622        3,846,374
                                                __________         __________      __________       __________
                                                18,612,932         35,751,646      15,594,877       31,546,284

Earnings from operations                         1,454,803          2,463,381       1,573,079        3,069,962

Other income (expense), net
Other income, net                                        0              2,000          16,607           16,607
Interest income, net                                75,053            139,747          59,721          128,289
                                                __________         __________      __________       __________
                                                    75,053            141,747          76,328          144,896

Earnings before income taxes                     1,529,856          2,605,128       1,649,407        3,214,858

Income tax provision                               585,000            991,000         635,000        1,236,000
                                                __________         __________      __________       __________
Net earnings                                 $     944,856       $  1,614,128    $  1,014,407     $  1,978,858
                                                ==========         ==========      ==========       ==========


Net earnings per share of common stock
   Primary                                   $         .30       $        .51    $        .30     $       .56
                                                ==========         ==========      ==========       ==========
   Fully Diluted                             $         .30       $        .51    $        .30     $       .55
                                                ==========         ==========      ==========       ==========


Weighted average number of common
   shares outstanding
   Primary                                       3,134,128          3,161,913      3,391,312        3,554,602
                                                ==========         ==========      =========        =========
   Fully Diluted                                 3,134,128          3,161,913      3,422,084        3,593,519
                                                ==========         ==========      =========        =========


See accompanying notes to consolidated financial statements.
  <TABLE/>


                           Dataram Corporation and Subsidiary
                          Consolidated Statements of Cash Flows
                        Six Months Ended October 31, 1997 and 1996
                                      (Unaudited)


                                                       1997                  1996
Cash flows from operating activities:
   Net earnings                                 $  1,614,128             $ 1,978,858
   Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                250,200                 349,800
        Bad debt expense                             172,992                 191,283
        Changes in assets and liabilities:
           Decrease (increase) in
             trade receivables                    (1,524,040)              2,536,059
           Decrease in inventories                 1,152,905                 107,046
           Decrease in other current assets            6,825                 401,963
           Increase in other assets                   (1,650)                      0
           Increase (decrease)in accounts payable  1,456,588              (2,959,089)
           Increase (decrease) in
             accrued liabilities                    (517,743)                168,948
           Increase in income taxes payable                0                 177,169

                                                  __________              __________

    Net cash provided by operating activities      2,610,205               2,952,037

                                                  __________              __________


Cash flows from investing activities:
   Purchase of property and equipment             (1,005,581)               (147,916)
                                                  __________              __________
   Net cash used in investing activities          (1,005,581)               (147,916)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan                               57,000                  21,400
   Purchase of and retirement of common shares    (1,101,651)             (3,571,539)
                                                  __________              __________
   Net cash used in financing activities          (1,044,651)             (3,550,139)
                                                  __________              __________
Net increase (decrease) in cash
and cash equivalents                                 559,973                (746,018)
Cash and cash equivalents at
   beginning of year                               6,835,671               8,482,447
                                                  __________              __________
Cash and cash equivalents at
   end of period                                $  7,395,644            $  7,736,429
                                                  ==========              ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $          0            $     26,586
      Income taxes                              $    923,000            $    560,000

See accompanying notes to consolidated financial statements.

<TABLE/>

                    Dataram Corporation and Subsidiary
                Notes to Consolidated Financial Statements
                    October 31, 1997 and April 30, 1997

(1) Cash and cash equivalents consist of unrestricted cash, bankers acceptances, commercial paper and other short term investments. All investments are convertible to cash within a period of approximately thirty days or less.

(2)   Inventories consist of the following categories:

                                 10/31/97         4/30/97
                                 ________        ________
          Raw Materials       $ 1,683,000     $ 3,369,000
          Work In Process          72,000          98,000
          Finished Goods        1,488,000         929,000
                                _________       _________
                              $ 3,243,000     $ 4,396,000
                                =========       =========

(3) The Company has an agreement with a bank which provides for a total unsecured line of credit of $12,000,000 with interest at no higher than one-half percent below the bank's base commercial lending rate. Borrowings under the line of credit are at the convenience of Company management and may be repaid at any time. The line of credit agreement expires in October, 1999, unless otherwise amended or extended.

(4) In September 1992, an incentive stock option plan was adopted by the shareholders which provides for the granting of up to 950,000 shares of common stock to key employees. As of October 31, 1997, options to purchase 539,000 shares at prices ranging from $5.125 to $10.75 per share were outstanding. As of October 31, 1997 options to purchase 63,000 shares had been exercised and options to purchase 246,400 shares were exercisable.

      In November 1992, March 1993 and September 1996, the Company granted to four non-employee directors of the Company and the Company's outside general counsel five year options to acquire a total of 150,000 shares of the Company's common stock at prices ranging from $6.94 to $11.25 per share. In fiscal 1998, 30,000 of these outstanding options were cancelled in accordance with the terms of the plan. As of October 31, 1997, none of these options had been exercised and options to purchase 96,000 shares were exercisable.

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

      (In thousands, except per share amounts)

         Quarter ended:                        10/31/97           10/31/96
                                               --------           --------

     Net earnings as reported                 $  945             $ 1,014
     Net earnings pro forma                      904                 989
     Net earnings per share as reported          .30                 .30
     Net earnings per share pro forma            .29                 .29

      Six months ended:                        10/31/97           10/31/96
                                               --------           --------

     Net earnings as reported                 $  1,614           $ 1,979
     Net earnings pro forma                      1,532             1,929
     Net earnings per share as reported            .51               .55
     Net earnings per share pro forma              .48               .54

(5) In July of 1997, the Company announced an open market repurchase plan providing for the repurchase of up to 300,000 shares of the Company's common stock. As of October 31, 1997, 84,800 shares had been purchased under the plan.

(6) Information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of this interim statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of October 31, 1997, working capital amounted to $14.9 million reflecting a current ratio of 3.4 compared to working capital of $15.0 million and a current ratio of 3.9 as of April 30, 1997.

     The Company's financial condition remains strong. The Company has a $12 million unsecured line of credit with a bank, of which $6 million was scheduled to expire in October 1997 and $6 million in October 1998. During the current quarter, the agreement was amended to extend the expiration dates to October 1998 and 1999. The line of credit has not been used during the current fiscal year. Management believes that the Company's working capital together with internally generated funds and its bank line of credit are sufficient to finance the Company's operating needs and future capital requirements.

Results of Operations

     Revenues for the three month period ending October 31, 1997 were $20,068,000 compared to revenues of $17,168,000 for the comparable prior year period. Fiscal 1998 six month revenues totaled $38,215,000 versus six month revenues of $34,616,000 for the prior fiscal year. The increase in revenues was the result of increased unit volume offset by declining average selling prices for the Company's products reflecting a decrease in the price of dynamic random access memory chips (DRAMs)which are the primary raw material in memory boards. Total units shipped have increased by approximately 44% in this year's second quarter, versus the second quarter last year.

     Cost of sales for the second quarter and six months of fiscal 1998 were 77% and 79%, respectively of revenues versus 78% and 79% for the same prior year periods. Prices for the sixty four and sixteen megabit DRAM continued to decline during the quarter. To minimize the impact of the changes in raw material values, the Company has maintained tight control over inventory levels, while still meeting customer delivery requirements.

     Engineering and development costs in fiscal 1998's second quarter and six months were $301,000 and $525,000, respectively versus $249,000 and $479,000 for the same prior year periods. The Company intends to maintain its commitment to timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's second quarter and six months increased to 14% of revenues from 13% and 11%% for the same prior year periods. Three month total expenditures increased by $896,000 from the comparable prior year period. Six month selling, general and administrative costs increased by $1,343,000 in fiscal 1998 versus fiscal
1997. These increases are primarily attributable to legal expenses incurred related to a Complaint filed by Sun Microsystems, Inc. Additionally, the Company has continued to strategically add to its sales department this year to accelerate our ability to service new and existing customers.

     Other income (expense),net for the second quarter and six months of fiscal 1998 and 1997 consisted primarily of interest income on short term investments.

                        PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits
     27 (a). Financial Data Schedule

     99 (a). Press Release reporting results of Second Quarter, Fiscal Year
1998 (Attached).



B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DATARAM CORPORATION



                                   MARK E. MADDOCKS
Date: December 8, 1997       By:_____________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial Officer)




