Form 10-Q
period 1998-01-31
DATARAM CORP
filed 1998-03-06
CIK 27093

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the quarterly period ended      1/31/98      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                         DATARAM CORPORATION
        ______________________________________________________
        (Exact name of registrant as specified in its charter)

       New Jersey                              22-1831409
_______________________________    ____________________________________
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
 _______________________________________          __________
 (Address of principal executive offices)         (Zip Code)

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

     Yes     X         No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of March 3, 1998, there were 2,864,305 shares outstanding.

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      Dataram Corporation And Subsidiary
                         Consolidated Balance Sheets
                     January 31, 1998 and April 30, 1997

                                         (Unaudited)       (Audited)

                                       January 31, 1998  April 30, 1997
Assets

Current Assets:
   Cash and cash equivalents                $ 6,692,677     $ 6,835,671
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $700,000 at January 31, 1998
     and $800,000 at April 30, 1997           9,512,976       8,473,228
   Inventories                                3,495,679       4,395,813
   Other current assets                         508,587         572,376
                                             __________      __________
     Total current assets                    20,209,919      20,277,088

Property and equipment, at cost:
   Land                                         875,000         875,000
   Machinery and equipment                    8,264,507       6,840,378
                                             __________      __________
                                              9,139,507       7,715,378
   Less: accumulated depreciation
     and amortization                         5,956,932       5,461,632
                                             __________      __________
Net property and equipment                    3,182,575       2,253,746
Other assets                                      7,380           5,730
                                             __________      __________

                                            $23,399,874     $22,536,564
                                             ==========      ==========

                                       January 31, 1998  April 30, 1997

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                         $ 3,371,754     $ 4,144,946
   Accrued liabilities                        1,324,810       1,093,380
   Income taxes payable                          34,116               0
                                             __________      __________
     Total current liabilities                4,730,680       5,238,326

Deferred income taxes                         1,013,000       1,013,000

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 18,000,000 shares; issued
     2,938,805 at January 31, 1998
     and 3,077,449 at April 30, 1997          2,938,805       3,077,449
   Additional paid-in capital                 2,464,687       2,452,677
   Retained earnings                         12,252,702      10,755,112
                                             __________      __________
        Total stockholders' equity           17,656,194      16,285,238
                                             __________      __________
                                            $23,399,874     $22,536,564
                                             ==========      ==========


See accompanying notes to consolidated financial statements.

                                 Dataram Corporation and Subsidiary
                                 Consolidated Statements of Earnings
                        Three and Nine Months Ended January 31, 1998 and 1997
                                             (Unaudited)
                                                      1998                          1997

                                           3rd Quarter     Nine Months    3rd Quarter    Nine Months

Revenues                                  $ 19,844,043    $ 58,059,070    $ 17,514,34   $ 52,130,588

Costs and expenses:
   Cost of sales                            14,690,712      44,853,570     13,944,417     41,165,237
   Engineering and development                 283,608         808,575        253,887        732,977
   Selling, general and administrative       3,255,737       8,319,558      1,941,700      5,788,074
                                            __________      __________     __________     __________
                                            18,230,057      53,981,703     16,140,004     47,686,288

Earnings from operations                     1,613,986       4,077,367      1,374,338      4,444,300

Other income (expense), net
Other income, net                                1,200           3,200          1,840         18,447
Interest income, net                            81,094         220,841         73,063        201,352
                                            __________      __________     __________     __________
                                                82,294         224,041         74,903        219,799

Earnings before income taxes                 1,696,280       4,301,408      1,449,241      4,664,099

Income tax provision                           664,000       1,655,000        537,000      1,773,000
                                            __________      __________     __________     __________
Net earnings                               $ 1,032,280     $ 2,646,408    $   912,241     $2,891,099
                                            ==========      ==========     ==========     ==========

Net earnings per share of common stock
   Basic                                   $       .35     $       .88    $       .28     $      .84
                                            ==========      ==========     ==========     ==========
   Diluted                                 $       .34     $       .85    $       .27     $      .80
                                            ==========      ==========     ==========     ==========

Weighted average number of common
   shares outstanding
   Basic                                     2,936,205       2,997,390      3,234,002      3,433,219
                                            ==========      ==========      =========      =========
   Diluted                                   3,075,079       3,128,837      3,441,108      3,610,129
                                            ==========      ==========      =========      =========

See accompanying notes to consolidated financial statements


                  Dataram Corporation and Subsidiary
                 Consolidated Statements of Cash Flows
              Nine Months Ended January 31, 1998 and 1997
                              (Unaudited)

                                                    1998          1997
Cash flows from operating activities:
   Net earnings                              $ 2,646,408   $ 2,891,099
   Adjustments to reconcile net earnings
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization            495,300       474,900
        Bad debt expense                         271,086       251,220
        Changes in assets and liabilities:
           Decrease (increase) in
             trade receivables                (1,310,834)    3,094,656
           Decrease(increase) in inventories     900,134      (128,567)
           Decrease in other current assets       63,789       341,453
           Increase in other assets               (1,650)            0
           Decrease in accounts payable         (773,192)   (4,117,210)
           Increase in accrued liabilities       231,430       216,537
           Increase in income taxes payable       34,116             0
                                              __________    __________

    Net cash provided by operating activities  2,556,587     3,024,088
                                              __________    __________

Cash flows from investing activities:
   Purchase of property and equipment         (1,424,129)     (323,052)
                                              __________    __________
   Net cash used in investing activities      (1,424,129)     (323,052)


Cash flows from financing activities:
   Proceeds from sale of common shares under
     stock option plan (including tax benefits)  329,875             0
   Purchase and cancellation of common shares (1,605,327)   (4,480,729)
                                              __________    __________
   Net cash used in financing activities      (1,275,452)   (4,480,729)
                                              __________    __________
Net decrease in cash
and cash equivalents                            (142,994)   (1,779,693)
Cash and cash equivalents at
   beginning of year                           6,835,671     8,482,447
                                              __________    __________
Cash and cash equivalents at
   end of period                             $ 6,692,677   $ 6,702,754
                                              ==========    ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                               $         0   $         0
      Income taxes                           $ 1,473,058   $ 1,290,000

See accompanying notes to consolidated financial statements.

                  Dataram Corporation and Subsidiary
              Notes to Consolidated Financial Statements
                  January 31, 1998 and April 30, 1997

(1) Cash and cash equivalents consist of unrestricted cash, bankers acceptances, commercial paper and other short term investments. All investments are convertible to cash within a period of approximately thirty days or less.

(2) Inventories consist of the following categories:
                                   1/31/98        4/30/97
                                 _________      _________
          Raw Materials        $ 2,275,000    $ 3,369,000
          Work In Process          101,000         98,000
          Finished Goods         1,120,000        929,000
                                 _________      _________
                               $ 3,496,000    $ 4,396,000
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

(4) In September 1992, an incentive and non-statutory stock option plan was adopted by the shareholders which provides for the granting of up to 950,000 shares of common stock to key employees. As of January 31, 1998, options to purchase 635,000 shares at prices ranging from $5.125 to $10.75 per share were outstanding. As of January 31, 1998 options to purchase 84,000 shares had been exercised and options to purchase 233,400 shares were exercisable.

    In November 1992, March 1993 and September 1996, the Company granted to four non-employee directors of the Company and the Company's outside general counsel five year options to acquire a total of 150,000 shares of the Company's common stock at prices ranging from $6.94 to $11.25 per share. As of January 31, 1998, options to purchase 120,000 shares have expired and options to purchase 6,000 shares were exercisable. In November 1997, the Company granted to three non-employee directors of the Company and the Company's outside general counsel five year options to acquire a total of 120,000 shares of the Company's common stock at a price of $8.4375. As of January 31, 1998, none of these options had been exercised and options to purchase 30,000 shares were exercisable.

(5) The Company adopted Financial Accounting Standards No. 128 (FAS
    128), "Earnings Per Share" in the third quarter of fiscal 1998. Share and per share amounts for all periods presented have been restated to comply with FAS 128.

(6) In July of 1997, the Company announced an open market repurchase plan providing for the repurchase of up to 300,000 shares of the Company's common stock. As of January 31, 1998, 142,600 shares had been purchased under the plan.

(7) Information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of this interim statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of January 31, 1998, working capital amounted to $15.5 million reflecting a current ratio of 4.3 compared to working capital of $15.0 million and a current ratio of 3.9 as of April 30, 1997.

     The Company's financial condition remains strong. The Company has a $12 million unsecured line of credit with a bank, of which $6 million was scheduled to expire in October 1998 and $6 million in October 1999. The line of credit has not been used during the current fiscal year. Management believes that the Company's working capital together with internally generated funds and its bank line of credit are sufficient to finance the Company's operating needs and future capital requirements.

Results of Operations

     Revenues for the three month period ending January 31, 1998 were $19,844,000 compared to revenues of $17,514,000 for the comparable prior year period. Fiscal 1998 nine month revenues totaled $58,059,000 versus nine month revenues of $52,131,000 for the prior fiscal year. The increase in revenues was the result of increased unit volume offset by declining average selling prices for the Company's products reflecting a decrease in the price of dynamic random access memory chips (DRAMs)which are the primary raw material in memory boards. Total units shipped have increased by approximately 63% in this year's third quarter, versus the third quarter last year.

     Cost of sales for the third quarter and nine months of fiscal 1998 were 74% and 77%, respectively of revenues versus 80% and 79% for the same prior year periods. The increase in gross margin in the current quarter is primarily attributable to the introduction of new high capacity memory products where the primary competition is the original equipment manufacturer, and therefore the products can command higher selling prices than would be possible if there was extensive third party competition. Prices for the sixty-four and sixteen megabit DRAM continued to decline during the quarter. However, at the end of the quarter, sixteen megabit DRAM prices increased from December lows. At this point, it is uncertain as to whether DRAM pricing will stabilize or continue to fall, and if so, what the magnitude will be. To minimize the impact of the changes in raw material values, the Company has maintained tight control over inventory levels, while still meeting customer delivery requirements.

     Engineering and development costs in fiscal 1998's third quarter and nine months were $284,000 and $809,000, respectively versus
$254,000 and $733,000 for the same prior year periods. The Company intends to maintain its commitment to timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's third quarter and nine months increased to 16% and 14%, respectively of revenues from 11% for the same prior year periods. Three month total expenditures increased by $1,314,000 from the comparable prior year period. Nine month selling, general and administrative costs increased by $2,531,000 in fiscal 1998 versus fiscal 1997. These increases are primarily attributable to legal expenses incurred related to a Complaint filed by Sun Microsystems, Inc. The current years quarter and nine months include approximately $500,000 and $1,400,000, respectively related to this litigation. Additionally, the Company has continued to strategically add to its sales department this year to accelerate our ability to service new and existing customers.

     Other income (expense),net for the third quarter and nine months of fiscal 1998 and 1997 consisted primarily of interest income on short term investments.

                      PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits
     27 (a). Financial Data Schedule

     99 (a). Press Release reporting results of Third Quarter, Fiscal Year 1998 (Attached).



B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATARAM CORPORATION






Date: March, 4, 1998         By: MARK E. MADDOCKS
     _____________________       __________________
                                  Mark E. Maddocks
                                  Vice President, Finance
                                  (Principal Financial Officer)