Form 10-K
period 1998-04-30
DATARAM CORP
filed 1998-07-27
CIK 27093

<PAGE 1>
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 1998.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___  to ___.

Commission file number:  1-8266

                               DATARAM CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                   22-1831409
     ----------------------                ----------------------------------
    (State of Incorporation)              (I.R.S. Employer Identification No.)

                  P.O. Box 7528, Princeton, New Jersey      08543-7528
                 --------------------------------------     ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on July 17, 1998 was $30,993,973.

     The number of shares of Common Stock outstanding on July 24, 1998:
2,781,405 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 9, 1998 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  1998 Annual Report to Security Holders.


<PAGE 2>

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

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . 10

     Item 8.   Financial Statements and Supplementary Data. . . 10

     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . 13


Part III

     Item 10.  Directors and Executive Officers of
               the Registrant . . . . . . . . . . . . . . . . . 13

     Item 11.  Executive Compensation . . . . . . . . . . . . . 13

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management . . . . . . . . 13

     Item 13.  Certain Relationships and Related
               Transactions . . . . . . . . . . . . . . . . . . 13


Part IV

     Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K . . . . . . . 14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 15


<PAGE 3>

                              PART I
Item 1.  BUSINESS

     (a)  General Development of Business.

     Dataram develops, manufactures and markets computer memory products for use with workstations and network servers. The Company's memory products expand the capacity and extend the economic useful life of the installed base of computers manufactured by Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), Digital Equipment Corporation ("DEC"), Silicon Graphics, Inc. ("SGI"), International Business Machines Corporation ("IBM")and Compaq Computer ("Compaq"). Dataram products are not intended for use with high-end mainframe computers.

     In fiscal 1998 the Company saw a continuing decline in the price it pays for dynamic random access memory ("DRAM"), which is the principal component of the memory boards it sells. As a direct consequence, the prices for the memory boards the Company sells also declined. Notwithstanding these price drops, Company revenues have increased as the Company has substantially increased unit volume. DRAM has been readily available from various manufacturers on a rapid basis. Consequently, the Company does not need to maintain large inventory levels to service its customers.

     The Company was incorporated in New Jersey in 1967 and made an initial public offering in 1968. Its Common Stock has been listed
for trading on the American Stock Exchange since 1981.   The
Company's principal executive office is located at 186 Princeton-Hightstown Road, West Windsor, New Jersey 08543 and its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is http://www.dataram.com.

     (b)  Financial Information about Industry Segments.

          The Company operates in one industry segment.

     (c)  Narrative Description of Business.

          Dataram develops, manufactures and markets a variety of memory products for use with workstations and network servers, including those sold by Sun, HP, DEC, SGI, IBM and Compaq. The Company sells memory products both for new machines and for the installed base of these classes of computers at prices less than the computer manufacturer. The Company's customers are primarily distributors, value added resellers and larger end-users.


<PAGE 4>

Industry Background

     The market for independently manufactured memory began in the early 1970's with the introduction of core magnetic memory expansions for DEC computers. During the late 1970's semiconductor technology emerged as the dominant technology for use in computer memories, displacing magnetic core memories.

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

     The workstation, like the PC, is designed to provide computer resources to individual users. The workstation differs from the PC in providing substantially greater computational performance, input/output capability and graphic display. Workstations are nearly always networked. As a result of this networking capability, a new class of computer system, the network server, has emerged.

     Network servers are computer systems on a network which provide dedicated functions accessible by all workstations and other systems on the same network. Examples of different types of network servers in use today are: file servers, communication servers, computation servers, database servers, print servers and storage servers.

     Dataram designs, produces and markets memory products to end users of the installed base of workstations and network servers sold by Sun, HP, DEC, Silicon Graphics, IBM and Compaq.

     The "open system" philosophy espoused by most of the general computer industry has played a part in enlarging the market for third party vendors. Under the "open system" philosophy, manufacturers adhere to industry design standards, enabling users to "mix and match" hardware and software products from a variety of vendors so that a system can be configured for the user's application in the most economical manner with reduced concern for compatibility and support. Memory products for workstations and network servers have become commodities with substantial competition from OEMs and a number of independent memory manufacture suppliers.

     Generally, growth in memory markets closely follows both the growth in unit shipments of system vendors and the growth of memory requirements per system.


<PAGE 5>

Business Strategy

     In addition to taking advantage of the growing market for workstations and network servers, Dataram has a two pronged strategy to increase sales.

     Market Penetration

     Management estimates that sales by system vendors constitute 75% of the memory market in fiscal 1998. Thus, there is an opportunity for growth through penetration of the system vendor's market share. To successfully compete with system vendors, Dataram must continue to respond to customers' needs in a short time frame. To support customers' needs, the Company has established a dedicated and highly automated manufacturing facility that is designed to produce and ship customer orders within twenty-four hours or less.

     Geographic Expansion

     Approximately 71% of Dataram's fiscal 1998 revenues were derived from sales in the United States with the remainder principally in Western Europe, Canada and the Asian Pacific region. The Company intends to capitalize on the system vendors' growth of business in Europe and Asia by providing memory for the systems being sold in these markets.

Products

     The Company's principal business is the development, manufacture and marketing of memory boards and modules which can be added to workstations and network servers to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for Dataram and other independent memory manufacturers is straightforward and allows for the use of many standard components.

Distribution Channels

     Dataram sells its memory products in the United States to distributors, value-added resellers and larger end-users principally through its staff located in Princeton, New Jersey. The Company also markets its memory products in Canada, Western Europe and the Asian Pacific region through a network of independent distributors.


<PAGE 6>

Product Warranty and Service

     Management believes that the Company's reputation for the reliability of its memory products and the confidence of prospective purchasers in Dataram's ability to provide service over the life of the product are important factors in making sales. As a consequence, the Company adopted many years ago a Lifetime Warranty program for its memory products. The economic useful life of the computer systems to which Dataram's memory equipment is attached is almost always substantially less than the physical useful life of the equipment itself. Thus, memory systems are unlikely to "wear out." The Company's experience is that less than 1% of all the products it sells are returned under the Lifetime Warranty.

Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. Dataram designs prototype memory products and subjects them to reliability testing procedures. During its fiscal year ended April 30, 1998, the Company incurred costs of $1,113,000 for engineering and product development compared to $1,030,000 in fiscal 1997 and $1,584,000 in fiscal 1996.

Manufacturing

     The Company purchases standard dynamic random access memory ("DRAM") chips. The costs of such chips is approximately 85% of the total manufacturing cost of memory products. Fluctuations in the availability or prices of memory chips can have a significant impact on the Company's profit.

     Dataram has created close relationships with primary suppliers while qualifying and developing alternate sources as a back up. The qualification program consists of extensive evaluation of process capabilities, on-time delivery performance and financial stability of each supplier. Alternative sources are qualified to normally assure supply in the event of a problem with the primary source or to handle surges in demand. The Company assembles its memory boards at a leased site. Memory boards are then rigorously tested in the Company's quality assurance program.

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year. The Company believes that backlog is generally not material to its business since the Company usually ships its memory products on the same day an order is received.


<PAGE 7>

Competition

     The intensely competitive computer industry is characterized by rapid technological change and constant pricing pressures. These characteristics are equally applicable to the third party memory market, where pricing is a major consideration in the buying decision. Dataram competes with Sun, HP, DEC, Silicon Graphics, IBM and Compaq, as well as with a number of third party memory suppliers, including Kingston Technology.

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

     The Company believes that its 31-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty and service program which provides customers with added confidence in buying from Dataram. See "Business-Product Warranty and Service."

Patents, Trademarks and Licenses

     The Company believes that its success depends primarily upon the price and performance of its products rather than on ownership of copyrights or patents.

     Sale of memory products for systems that use proprietary memory design can from time to time give rise to claims of copyright or patent infringement. In such instances the Company has obtained the opinion of patent counsel that its products do not violate such patents or copyrights or obtained a license from the original equipment manufacturer.

     To the best of the Company's knowledge and belief, no Company product infringes any valid copyright or patent. However, because of rapid technological development in the computer industry with concurrent extensive patent coverage and the rapid rate of issuance of new patents, questions of infringement may continue to arise in


<PAGE 8>

the future. If such patents or copyrights are perfected in the future, the Company believes, based upon industry practice, that any necessary licenses would be obtainable upon the payment of reasonable royalties.

Employees

     As of April 30, 1998, the Company had 88 full-time employees. On July 1, 1998, when the Company assumed direct operation of its assembly plant, the number of employees increased to 137. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environment

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 1999) or the succeeding fiscal year (fiscal 2000).

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

                               REVENUES (000's)

        Fiscal         U.S.      Europe     Other     Consolidated
        1998          54,989     14,860     7,437        77,286
        1997          50,147     12,988     5,845        68,980
        1996          76,072     21,630     9,925       107,627

                              PERCENTAGES

        Fiscal         U.S.      Europe     Other     Consolidated
        1998           71.2%      19.2%       9.6%        100.0%
        1997           72.7%      18.8%       8.5%        100.0%
        1996           70.7%      20.1%       9.2%        100.0%

Item 2.   Properties

          The Company occupies approximately 24,000 square feet of space for administrative, sales, research and development and manufacturing support in West Windsor Township, New Jersey under a lease expiring on June 30, 2001.

          The Company leases a 24,000 square foot assembly plant in Northampton Township, Pennsylvania. The lease expires on January 31, 2000 but the Company has two two-year renewal options.


<PAGE 9>

          The Company also leases one sales office located in California, and a distribution center in England.

          On September 29, 1980, the Company purchased approximately 81 acres of undeveloped property in West Windsor Township, New Jersey. The purchase price of $875,000 was paid in cash. This property is approximately five miles from the Company's current leased facilities.

Item 3.   Legal Proceedings

          SUN MICROSYSTEMS, INC. V. DATARAM CORPORATION, United States District Court for the Northern District of California, San Jose Division. In August of 1996 the plaintiff filed suit alleging infringement of five U.S. Patents allegedly infringed by Dataram in the manufacture of single in-line memory modules ("SIMM's") for use in workstations and network servers manufactured by Sun Microsystems, Inc. The plaintiff sought both an injunction and damages. The Company answered this complaint denying the infringement as a matter of fact and also alleging the invalidity of the patents both in light of prior art in the field and for fraud upon the U.S. Patent Office by the plaintiff. The Company also filed counterclaims against the plaintiff alleging among other matters anti-trust violations, intentional interference with contractual relationships, and product disparagement by the Plaintiff. This matter was settled during the fourth quarter of fiscal 1998 with the Company agreeing to commence the payment of royalties on certain Sun Microsystems, Inc. memory systems and each party releasing one another from past claims.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of Security Holders in the fourth quarter of the year covered by this report.



                             PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

          Incorporated by reference herein is the information set forth in the Company's 1998 Annual Report to Security Holders under the caption "Common Stock Information" at page 7.


Item 6.   Selected Financial Data

          Incorporated by reference herein is the information set forth in the 1998 Annual Report to Security Holders under the caption "Selected Financial Data" at page 19.



<PAGE 10>

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

          Incorporated by reference herein is the information set forth in the 1998 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and
Results of Operations" at page 5 through page 7.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule     Page in
                                                            Annual
                                                            Report*

Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 1998 and 1997.   8

   Consolidated Statements of Earnings - Years ended
        April 30, 1998, 1997 and 1996. . . . . . . . . . . . .  9

   Consolidated Statements of Cash Flows -
        Years ended April 30, 1998, 1997 and 1996. . . . . . . 10

   Consolidated Statements of Stockholders' Equity -
        Years ended April 30, 1998, 1997 and 1996. . . . . . . 11

   Notes to Consolidated Financial Statements -
        April 30, 1998, 1997 and 1996. . . . . . . . . . . . . 12

   Independent Auditors' Report on Financial Statements. . . . 18

                                                           Page in
Financial Statement Schedule:                                10-K

   Valuation and Qualifying Accounts -
        Years ended April 30, 1998, 1997 and 1996 . . . . . .  11
   Independent Auditors' Report on
        Financial Statement Schedule  . . . . . . . . . . . .  12

   All other schedules are omitted as the required information is inapplicable or because the required information is shown in the financial statements or notes thereto.
--------------
*Incorporated herein by reference.


<PAGE 11>

 Schedule VIII
                             DATARAM CORPORATION AND SUBSIDIARIES

                                Valuation and Qualifying Accounts

                            Years ended April 30, 1998, 1997 and 1996


                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions     Balance
                                        beginning     and       from      at close
       Description                      of period     expenses  reserves* of period
       ___________                      _________     ________  _________ _________

Year ended April 30, 1996:
   Allowance for doubtful accounts      $  695,000     485,000  380,000   800,000

   Reserve for inventory obsolescence   $  300,000        --    300,000      --

Year ended April 30, 1997:
   Allowance for doubtful accounts      $  800,000     263,000  263,000   800,000

   Reserve for inventory obsolescence   $    --           --       --        --

Year ended April 30, 1998:
   Allowance for doubtful accounts      $ 800,000      435,000  785,000   450,000

   Reserve for inventory obsolescence   $    --         50,000     --      50,000
___________________________
*Represents write-offs of specifically identifiable amounts.
</TABLE


<PAGE 12>






                 INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Dataram Corporation:



Under date of May 20, 1998, we reported on the consolidated balance sheets of Dataram Corporation and subsidiary as of April 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1998. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

                                            KPMG Peat Marwick LLP

Princeton, New Jersey
May 20, 1998











<PAGE 13>

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

















<PAGE 14>

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




























<PAGE 15>
                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 DATARAM CORPORATION
                                 (Registrant)

Date:  July 24, 1998             By: ROBERT V. TARANTINO

                                 ________________________________
                                 Robert V. Tarantino, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  July 24, 1998             By: ROBERT V. TARANTINO

                                 ________________________________
                                  Robert V. Tarantino, President
                                  Chief Executive Officer and
                                  Director (Principal Executive
                                  Officer)

Date:  July 24, 1998             By: RICHARD HOLZMAN

                                 ________________________________
                                   Richard Holzman, Director

Date:  July 24, 1998             By: THOMAS A. MAJEWSKI

                                 ________________________________
                                   Thomas A. Majewski,
                                   Director

Date:  July 24, 1998             By: BERNARD L. RILEY

                                 ________________________________
                                   Bernard L. Riley, Director

Date:  July 24, 1998             By:
                                 ________________________________
                                   Roger C. Cady, Director


Date:  July 24, 1998             By: MARK E. MADDOCKS

                                 ________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial
                                   and Accounting Officer)

<PAGE 16>
                               EXHIBIT INDEX

                                     Page       Page      Page      Page
                                     of this    of 1996   of 1995   of 1994
                                     this 10-K  10-K      10-K      10-K
                                      _______  _______   _______   _______

3(a)  Certificate of Incorporation                                    27

3(b)  By-Laws                                                         70

4(a)  Loan Agreement with New Jersey                        23
      National Bank

4(b)  1995 Letter Amendments to Loan                        93
      Agreement

4(c)  1996 Letter Amendments to Loan
      Agreement                                   18

4(d)  1997 Letter Amendment to Loan
      Agreement                           17

10(a) 1992 Incentive and Non-Statutory                               127
      Stock Option Plan

10(b) Lease                                                          133

10(c) 1998 Lease Amendment                19

10(d) Savings and Investment Retirement Plan                         146

10(e) Employment Agreement of                                        227
      Robert V. Tarantino

13(a) 1998 Annual Report to Shareholders  28

24(a) Independent Auditors' Consent for   22
      S-8 Registration No. 33-56282

27    Financial Data Schedule             23

28(a) Earnings Press Release              24

28(b) Termination of Sun Litigation
      Press Release                       27



