Form 10-Q
period 1998-07-31
DATARAM CORP
filed 1998-09-11
CIK 27093

<PAGE 1>

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the quarterly period ended   07/31/98   or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from ______ to _______

Commission file number         1-8266

                   DATARAM CORPORATION

   (Exact name of registrant as specified in its charter)

           New Jersey                          22-1831409
_____________________________________________________________________
(State or other jurisdiction of     I.R.S. Employer Identification No.)
 incorporation or organization)

       P.O. Box 7528, Princeton, NJ                 08543
_____________________________________________________________
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (609) 799-0071

______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No
         ___      ___



                 APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of August 31, 1998, there were 2,781,405 shares outstanding.



<PAGE 2>

                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basis of Presentation

The information at July 31, 1998 and for the three months ended July 31, 1998 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjuction with the audited financial ststements for the year ended April 30, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Dataram International Sales Corporation (a Domestic International Sales Corporation (DISC)). All significant intercompany transactions and balances have been eliminated.

Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market preferred stock and commercial paper with original maturities of three months or less.

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method.

Property and equipment

Property and equipment is recorded at cost. Depreciation is generally computed on the straight-line basis. Depreciation rates are based on the estimated useful lives which range from three to five years for machinery and equipment. When property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts. Repair and maintenance costs are charged to operations as incurred.


<PAGE 3>

Revenue recognition

Revenue from product sales is recognized when the related goods are shipped to the customer and all significant obligations of the Company have been satisfied. Estimated warranty costs are accrued.

Product development and related engineering

The Company expenses product development and related engineering costs as incurred. Engineering effort is directed to development of new or improved products as well as ongoing support for existing products.

Income taxes

The Company follows the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes.

Concentration of credit risk

Financial instruments that potentially subject the Company to concen-tration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers' financial condition, as well as general economic conditions and, generally, requires no collateral from its customers.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


<PAGE 4>

                        Dataram Corporation And Subsidiary
                            Consolidated Balance Sheets
                         July 31, 1998 and April 30, 1998

                                               (Unaudited)       (Audited)
                                              July 31, 1998   April 30, 1998
Assets

Current Assets:
   Cash and cash equivalents                   $ 10,709,917     $  7,529,906
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $500,000 at July 31, 1998
     and $450,000 at April 30, 1998               7,621,950       10,075,838
   Inventories                                    2,369,728        2,923,165
   Other current assets                             643,925          493,013
                                                 __________       __________
     Total current assets                        21,345,520       21,021,922

Property and equipment, at cost:
   Land                                             875,000          875,000
   Machinery and equipment                        9,362,225        8,805,875
                                                 __________       __________
                                                 10,237,225        9,680,875
   Less: accumulated depreciation
     and amortization                             6,587,979        6,245,979
                                                 __________       __________
Net property and equipment                        3,649,246        3,434,896
Other assets                                         10,380            7,380
                                                 __________       __________

                                             $   25,005,146    $  24,464,198
                                                 ==========       ==========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                          $    3,150,634    $   4,698,786
   Accrued liabilities                            1,647,599        1,548,315
   Income taxes payable                             808,693          236,116
                                                   __________     __________
     Total current liabilities                    5,606,926        6,483,217

Deferred income taxes                             1,013,000        1,013,000

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 18,000,000 shares; issued
     and outstanding 2,781,405 at July 31, 1998
     and at April 30, 1998                        2,781,405        2,781,405
      Additional paid-in capital                  2,125,871        2,125,871
      Retained earnings                          13,477,944       12,060,705
                                                 __________       __________

        Total stockholders' equity               18,385,220       16,967,981
                                                 __________       __________
                                              $  25,005,146    $  24,464,198
                                                 ==========       ==========




<PAGE 5>

                        Dataram Corporation and Subsidiary
                        Consolidated Statements of Earnings
                     Three Months Ended July 31, 1998 and 1997
                                   (Unaudited)


                                                   1998             1997

Revenues                                     $   17,750,162    $  18,147,292

Costs and expenses:
   Cost of sales                                 12,269,849       14,634,977
   Engineering and development                      331,610          223,578
   Selling, general and administrative            2,936,961        2,280,159
                                                 __________       __________
                                                 15,538,420       17,138,714

Earnings from operations                          2,211,742        1,008,578

Other income (expense)
Other income net                                          0            2,000
Interest income, expense net                        116,497           64,694
                                                 __________       __________
                                                    116,497           66,694

Earnings before income taxes                      2,328,239        1,075,272

Income tax expense                                  911,000          406,000
                                                 __________       __________

Net earnings                                 $    1,417,239     $    669,272
                                                 ==========       ==========


Net earnings per share of common stock:

               Basic                        $           .51     $        .22
                                                 ==========       ==========
               Diluted                      $           .46     $        .21
                                                 ==========       ==========

Weighted average number of common
   shares outstanding

               Basic                              2,781,405        3,053,603
                                                 ==========       ==========
               Diluted                            3,063,154        3,199,120
                                                 ==========       ==========


<PAGE 6>

                           Dataram Corporation and Subsidiary
                          Consolidated Statements of Cash Flows
                         Three Months Ended July 31,1998 and 1997
                                      (Unaudited)


                                                       1998             1997

Cash flows from operating activities:
   Net earnings                                $  1,417,239      $   669,272
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation and amortization                342,000          125,100
       Bad debt expense                             103,580           87,649
       Changes in assets and liabilities:
         Decrease (Increase)in trade receivables  2,350,308         (395,044)
         Decrease in inventories                    553,437        1,404,678
         Increase in other current assets          (150,912)        (108,134)
         Increase in other assets                    (3,000)          (1,550)
         Decrease in accounts payable            (1,548,152)        (913,433)
         Increase (decrease)in accrued liabilities   99,284         (481,056)
         Increase in income taxes payable           572,577          391,000
                                                 __________       __________

    Net cash provided by
      operating activities                        3,736,361          778,482
                                                 __________       __________


Cash flows from investing activities:
   Purchase of property and equipment              (556,350)        (603,745)
                                                  __________       __________
   Net cash used in investing activities           (556,350)        (603,745)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan                                   0           57,000
   Purchase and cancellation of common stock              0         (359,558)
                                                 __________       __________
   Net cash used in financing activities                  0         (302,558)
                                                 __________       __________

Net increase (decrease) in cash
and cash equivalents                              3,180,011         (127,821)
Cash and cash equivalents at
   beginning of year                              7,529,906        6,835,671
                                                 __________       __________
Cash and cash equivalents at
   end of period                               $ 10,709,917     $  6,707,850
                                                 ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                 $     38,751     $     37,453
      Income taxes                             $    365,200     $     43,058


<PAGE 7>

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of July 31, 1998, working capital amounted to $15.7 million reflecting a current ratio of 3.8 compared to working capital of $14.5 million and a current ratio of 3.2 as of April 30, 1998.

     The Company's financial condition remains strong. The Company has a $12 million unsecured line of credit with a bank, of which $6 miilion is scheduled to expire in October 1998 and $6 million expires in October 1999. The Company intends to renew any expiring portion of the facility by the expiration date and maintain a $12 million total facility. At the end of the quarter there was no amount outstanding under the line of credit. With its current working capital balance and the line of credit, management believes that it will be able to support its growth and other capital needs for the foreseeable future.

     The Company's products are all year 2000 compliant. The Company has completed its upgrade of its manufacturing, accounting, production and inventory control sytems and software and these systems and software are now year 2000 compliant. The Company has numerous personal computers and peripheral devices which are currently being tested for year 2000 compliance. None of these devices are involved in mission critlcal applications and the Company intends to upgrade or replace any non year 2000 compliant devices by the end of the current fiscal year. Management estimates that the financial impact of the upgrade will not have a material effect on the Company's consolidated financial condition, results of operations and liquidity.

Results of Operations

     Revenues for the three month period ended July 31, 1998 were $17,750,000 compared to revenues of $18,147,000 for the comparable prior year period. The Company continues to build on the sales/distribution network utilized to sell our products, focusing on increasing the number of corporate customers and distributors.

     Cost of sales for the first quarter were 69% of revenues versus 81% for the same prior year period. The decrease in the cost of sales was mainly the result of the Company's focus on providing high-capacity products which generate favorable margins. The Company continues to be first to market with many of its products.

     Engineering and development costs in fiscal 1999's first quarter were $332,000 versus $224,000 for the same prior year period. The Company continues to maintain its commitment to timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's first quarter were 17% of revenues versus 13% for the same prior year period. Three month total expenditures increased by $657,000 from the prior year period. This increase is primarily the result of increased investment in the Company's sales and marketing organization to enhance our ability to service new and existing customers.

     Other income (expense),net for the first quarter of fiscal 1999 and fiscal 1998, consists primarily of interest income on short term investments.

Safe Harbor Statement

     The information provided in this press release may include forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. Actual results may differ from such projections and are subject to certain risks including, without limitation, risks arising from: changes in the price of memory chips, changes in the demand for memory systems for workstations and servers, increased competition in the memory systems industry, delays in developing and commercializing new products and other factors described in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission which can be reviewed at http://www.sec.gov.


<PAGE 8>

PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits
     27(a). Financial Data Schedule

     28(a). Press Release reporting results of First Quarter, Fiscal Year 1998 (Attached).

     28(b). Press Release announcing 500,000 share repurchase plan (Attached).

     28(c). Press Release announcing Robert V. Tarantino Elected Chairman of Dataram Corporation (Attached).


B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.



<PAGE 9>

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                DATARAM CORPORATION





                                MARK E. MADDOCKS
Date: _______________      By: ____________________________
                                Mark E. Maddocks
                                Vice President, Finance
                                (Principal Financial Officer)


	Page 8 of 8