Form 10-Q
period 1998-10-31
DATARAM CORP
filed 1998-12-14
CIK 27093

<PAGE 1>


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/ X  /   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      10/31/98      or

/     /   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the transition period from            to

Commission file number          1-8266

                           DATARAM CORPORATION
            ______________________________________________________
            (Exact name of registrant as specified in its charter)

        New Jersey                              22-1831409
_______________________________       _____________________________________
(State or other jurisdiction of       (I.R.S.  Employer Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
____________________________________________________________
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (609) 799-0071


__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X         No
           _____           _____


                         APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of December 4, 1998, there were 5,562,810 shares outstanding.



<PAGE 2>

                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation And Subsidiary
                            Consolidated Balance Sheets
                         October 31, 1998 and April 30, 1998

                                               (Unaudited)               (Audited)
                                              October 31, 1998         April 30, 1998
Assets
Current Assets:
   Cash and cash equivalents                   $   9,231,343           $   7,529,906
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $450,000 at October 31, 1998
     and at April 30, 1998                        8,200,482               10,075,838
   Inventories                                    3,748,130                2,923,165
   Other current assets                             626,941                  493,013
                                                 __________               __________
     Total current assets                        21,806,896               21,021,922

Property and equipment, at cost:
   Land                                             875,000                  875,000
   Machinery and equipment                        9,447,266                8,805,875
                                                 __________               __________
                                                 10,322,266                9,680,875
   Less: accumulated depreciation
     and amortization                             6,869,979                6,245,979
                                                 __________               __________
Net property and equipment                        3,452,287                3,434,896
Other assets                                         10,380                    7,380
                                                 __________               __________

                                             $   25,269,563            $  24,464,198
                                                 ==========               ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $    3,203,791            $   4,698,786
   Accrued liabilities                            1,665,480                1,548,315
   Income taxes payable                             134,693                  236,116
                                                 __________               __________
     Total current liabilities                    5,003,964                6,483,217

Deferred income taxes                             1,013,000                1,013,000

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 18,000,000 shares; issued
      5,562,810 at October 31,
      1998 and issued and outstanding
      2,781,405 at April 30, 1998                 5,562,810                2,781,405
   Additional paid in capital                             0                2,125,871
   Retained earnings                             14,112,530               12,060,705
   Treasury stock, at cost (69,400 shares)         (422,741)                       0
                                                 __________               __________

        Total stockholders' equity               19,252,599               16,967,981
                                                 __________               __________
                                              $  25,005,146            $  24,464,198
                                                 ==========               ==========

See accompanying notes to consolidated financial statements.



<PAGE 3>

                                            Dataram Corporation and Subsidiary
                                            Consolidated Statements of Earnings
                                   Three and Six Months Ended October 31, 1998 and 1997
                                                       (Unaudited)



                                                            1998                              1997

                                                2nd Quarter        Six Months     2nd Quarter       Six Months

Revenues                                     $  16,261,859      $  34,012,021    $ 20,067,735     $ 38,215,027

Costs and expenses:
   Cost of sales                                11,095,422         23,365,271      15,402,781       30,037,758
   Engineering and development                     371,824            703,434         301,389          524,967
   Selling, general and administrative           2,810,081          5,747,042       2,908,762        5,188,921
                                                __________         __________      __________       __________
                                                14,277,327         29,815,747      18,612,932       35,751,646

Earnings from operations                         1,984,532          4,196,274       1,454,803        2,463,381

Other income (expense), net
Other income, net                                       0                  0               0            2,000
Interest income, net                               135,588            252,085          75,053          139,747
                                                __________         __________      __________       __________
                                                   135,588            252,085          75,053          141,747

Earnings before income taxes                     2,120,120          4,448,359       1,529,856        2,605,128

Income tax provision                               830,000          1,741,000         585,000          991,000
                                                __________         __________      __________       __________
Net earnings                                 $   1,290,120       $  2,707,359    $    944,856     $  1,614,128
                                                ==========         ==========      ==========       ==========

Net earnings per share of common stock
   Basic                                     $         .23       $        .49    $        .16     $        .27
                                                ==========         ==========      ==========       ==========
   Diluted                                   $         .21       $        .44    $        .15     $        .26
                                                ==========         ==========      ==========       ==========


Weighted average number of common
   shares outstanding
   Basic                                         5,543,094          5,552,952       6,004,726        6,055,966
                                                ==========         ==========       =========        =========
   Diluted                                       6,145,418          6,143,006       6,268,256        6,323,826
                                                ==========         ==========       =========        =========


See accompanying notes to consolidated financial statements.



<PAGE 4>

                           Dataram Corporation and Subsidiary
                          Consolidated Statements of Cash Flows
                         Six Months Ended October 31,1998 and 1997
                                      (Unaudited)


                                                       1998           1997

Cash flows from operating activities:
   Net earnings                                 $  2,707,359     $  1,614,128
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation and amortization                 624,000          250,200
       Bad debt expense                              113,189          172,992
       Changes in assets and liabilities:
        (Increase) decrease in trade receivables   1,762,167       (1,524,040)
        (Increase) decrease in inventories          (824,965)       1,152,905
        (Increase) decrease in other current assets (133,928)           6,825
         Increase in other assets                     (3,000)          (1,650)
         Increase (decrease) in accounts payable  (1,494,995)       1,456,588
         Increase (decrease)in accrued liabilities   117,165        ( 517,743)
        (Decrease) in income taxes payable          (101,423)               0
                                                  __________       __________

    Net cash provided by
      operating activities                         2,765,569        2,610,205
                                                  __________       __________


Cash flows from investing activities:
   Purchase of property and equipment               (641,391)      (1,005,581)
                                                  __________       __________
   Net cash used in investing activities            (641,391)      (1,005,581)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan                                    0           57,000
   Purchase and cancellation of common stock               0       (1,101,651)
   Purchase of common stock held in treasury        (422,741)               0
                                                  __________       __________
   Net cash used in financing activities            (422,741)      (1,044,651)
                                                  __________       __________

Net increase in cash
and cash equivalents                               1,701,437          559,973
Cash and cash equivalents at
   beginning of year                               7,529,906        6,835,671
                                                  __________       __________

Cash and cash equivalents at
   end of period                                $  9,231,343     $  7,395,644
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     38,751     $     37,453
      Income taxes                              $  1,855,200     $    923,058

See accompanying notes to consolidated financial statements.


<PAGE 5>

                  Notes to Consolidated Financial Statements
                         October 31, 1998 and 1997
                                 (Unaudited)



Basis of Presentation

The information at October 31, 1998 and for the three and six months ended October 31, 1998 and 1997, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjuction with the audited financial statements for the year ended April 30, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Split

On November 11, 1998 the Company's Board of Directors announced a two-for-one stock split effected in the form of a dividend for shareholders of record at the close of business on November 23, 1998 and payable December 3, 1998. The accompanying per share amounts in the financial statements have been restated to give retroactive effect to this stock split. The stock split has been charged to additional paid in capital in the amount of $2,125,871 and retained earnings in the amount of $655,534.


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

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 1998 and April 30, 1998 consist of the following categories:

                    October 31, 1998    April 30, 1998
                    ________________    ______________
Raw material        $      2,150,000    $    1,759,000
Work in process              105,000            61,000
Finished goods             1,493,000         1,103,000
                    ________________    ______________
                    $      3,748,000    $    2,923,000
                    ================    ==============


<PAGE 6>

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers' financial condition, as well as general economic conditions and, generally, requires no collateral from its customers.

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


<PAGE 7>

Long-term debt

During the second quarter of fiscal 1999, the Company amended and restated its credit facility with its bank. Under the amended agreement, the Company modified certain financial covenants and increased the revolving credit facility to $12,000,000 until October 31, 1999, at which point it will decrease to $6,000,000 until October 31, 2000. The agreement provides for Eurodollar rate loans, CD rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate less 1/2%. The Company is required to pay a commitment fee equal to 1/16 of one percent per annum on the unused commitment. The agreement contains certain restrictive financial covenants including a minimum current ratio, minimum tangible net worth requirement, minimum interest coverage ratio, maximum debt to equity ratio and certain other covenants, as defined by the agreement. There were no borrowings during fiscal 1999 and 1998. As of October 31, 1998, the amount available for borrowing under the revolving credit facility was $12,000,000.


<PAGE 8>

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of October 31, 1998, working capital amounted to $16.8 million reflecting a current ratio of 4.4 compared to working capital of $14.5 million and a current ratio of 3.2 as of April 30, 1998.

     During fiscal 1999, the Company amended and restated its $12 million unsecured revolving credit line with its bank. The credit facility was unused during fiscal 1999. Annually, $6 million of the facility is scheduled to expire. The Company intends to renew any expiring portion of the facility by the expiration date and maintain a $12 million total facility.

     Management believes that its working capital together with internally generated funds and its bank line of credit are adequate to finance the Company's operating needs and future capital requirements.

Year 2000

     The Company's products are all year 2000 compliant. The Company has completed its upgrade of its manufacturing, accounting, production and inventory control systems and software and these systems and software are now year 2000 compliant. The Company has numerous personal computers and peripheral devices used in information technology and non-information technology applications which are currently being tested for year 2000 compliance. The Company intends to upgrade or replace any non year 2000 compliant devices by the end of the current fiscal year. Management estimates that the financial impact of the upgrade will not have a material effect on the Company's consolidated financial condition, results of operations and liquidity.

     As part of the Company's Year 2000 readiness program, the Company has identified its key vendors and suppliers and is attempting to ascertain their stage of year 2000 readiness primarily through questionaires and interviews. The Company has a diverse and ever changing customer base, with no single customer typically accounting for 10% or more of its revenue. At this time, the Company has no plans to ascertain the stage of year 2000 readiness of its current customers.

     The possible consequences of the Company, its key vendors, certain customers, governments or government agencies, financial institutions, utilities, etc. of not being year 2000 compliant by January 1, 2000 include but are not limited to, among other things, a temporary plant closing, delays in the delivery of products, delays in collection of recievables, and inventory and supply obsolescence. Because of the widespread nature of this problem, no assurances can be made that the Company will not be materially adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for a period of time after January 1, 2000. However, management believes that the actions it has taken should significantly reduce the adverse effect any such disruptions may have.


<PAGE 9>

Results of Operations


     Revenues for the three month period ending October 31, 1998 were $16,262,000 compared to revenues of $20,068,000 for the comparable prior year period. Fiscal 1999 six month revenues totaled $34,012,000 versus six month revenues of $38,215,000 for the prior fiscal year. The decrease in revenues was the result of declining average selling prices for the Company's products reflecting a decrease in the price of dynamic random access memory chips (DRAMs)which are the primary raw material in memory boards, offset by increased unit volume.

     Cost of sales for the second quarter and six months of fiscal 1998 were 68% and 69%, respectively of revenues versus 77% and 79% for the same prior year periods. The decrease in cost of sales as a percentage of revenues is attributable to favorable product mix as users continue to shift from 16 megabit based product to higher capacity 64 megabit product which command more favorable margins.

     Engineering and development costs in fiscal 1999's second quarter and six months were $372,000 and $703,000, respectively versus $301,000 and $525,000 for the same prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's second quarter and six months increased to 17% of revenues from 14% for the same prior year periods. Three month total expenditures decreased by $99,000 from the comparable prior year period. Six month selling, general and administrative costs increased by $558,000 in fiscal 1999 versus fiscal 1998. Fiscal 1998 S,G&A costs included legal expenses incurred related to a Complaint filed by Sun Microsystems, Inc., which has since been resolved. The increase in six month costs is primarily attributable to an expansion of the Company's sales force initiated in the beginning of fiscal 1998 as well as an increase in certain marketing and promotional programs, offset by the reduction in legal expense.

     Other income (expense),net for the second quarter and six months of fiscal 1999 and 1998 consisted primarily of interest income on short term investments.


Safe Harbor Statement

     The information provided in this interim report may include forward-looking statements relating to future events, such as the development of new products, the commencement of production or the future financial performance of the Company. Actual results may differ from such projections and are subject to certain risks including, without limitation, risks arising from: changes in the price of memory chips, changes in the demand for memory systems for workstations and servers, increased competition in the memory systems industry, delays in developing and commercializing new products and other factors described in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission which can be reviewed at http://www.sec.gov.



<PAGE 10>

                         PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits
     27 (a). Financial Data Schedule

     28 (a). Press Release reporting results of Second Quarter, Fiscal Year 1999 (Attached).

      28 (b). Amendment to revolving line of credit agreement (Attached).


B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.



<PAGE 11>

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DATARAM CORPORATION






Date:                                   By:  MARK E. MADDOCKS
      ______________________                ________________________
                                             Mark E. Maddocks
                                             Vice President, Finance
                                             (Principal Financial Officer)