Form 10-Q
period 1999-01-31
DATARAM CORP
filed 1999-03-09
CIK 27093

<PAGE 1>

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X  /    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      1/31/99      or

/     /    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

          DATARAM CORPORATION
_________________________________________________________
   (Exact name of registrant as specified in its charter)

     New Jersey                                       22-1831409
_________________________________         ___________________________________
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
____________________________________________________________
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (609) 799-0071

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X         No
            ___              ___

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of March 3, 1999, there were 5,313,110 shares outstanding.


<PAGE 2>

                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation And Subsidiary
                            Consolidated Balance Sheets
                         January 31, 1999 and April 30, 1998

                                               (Unaudited)          (Audited)
                                              January 31, 1999   April 30, 1998
Assets
Current Assets:
   Cash and cash equivalents                   $  9,882,485       $  7,529,906
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $450,000 at January 31, 1999
     and at April 30, 1998                        7,838,563         10,075,838
   Inventories                                    3,512,992          2,923,165
   Other current assets                             659,499            493,013
                                                 __________         __________
     Total current assets                        21,893,539         21,021,922

Property and equipment, at cost:
   Land                                             875,000            875,000
   Machinery and equipment                        9,669,253          8,805,875
                                                 __________         __________
                                                 10,544,253          9,680,875
   Less: accumulated depreciation
     and amortization                             7,151,979          6,245,979
                                                 __________         __________
Net property and equipment                        3,392,274          3,434,896
Other assets                                          8,655              7,380
                                                 __________         __________
                                             $   25,294,468      $  24,464,198
                                                 ==========         ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $    2,771,607      $   4,698,786
   Accrued liabilities                            1,880,350          1,548,315
   Income taxes payable                                   0            236,116
                                                  __________        __________
     Total current liabilities                    4,651,957          6,483,217
Deferred income taxes                             1,013,000          1,013,000

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 18,000,000 shares; issued
      5,562,810 at January 31,
      1999 and issued and outstanding
      2,781,405 at April 30, 1998                 5,562,810          2,781,405
   Additional paid in capital                             0          2,125,871
   Retained earnings                             15,534,761         12,060,705
   Treasury stock, at cost (192,200 shares)      (1,468,060)                 0
                                                 __________         __________
        Total stockholders' equity               19,629,511         16,967,981
                                                 __________         __________
                                              $  25,294,468      $  24,464,198
                                                 ==========         ==========

See accompanying notes to consolidated financial statements


<PAGE 3>

                                 Dataram Corporation and Subsidiary
                                Consolidated Statements of Earnings
                       Three and Nine Months Ended January 31, 1999 and 1998
                                           (Unaudited)



                                                         1999                              1998

                                               3rd Quarter       Nine Months      3rd Quarter        Nine Months

Revenues                                     $  18,921,906      $  52,933,927    $ 19,844,043     $ 58,059,070

Costs and expenses:
   Cost of sales                                13,869,310         37,234,581      14,690,712       44,853,570
   Engineering and development                     354,489          1,057,923         283,608          808,575
   Selling, general and administrative           2,660,858          8,407,900       3,255,737        8,319,558
                                                __________         __________      __________       __________
                                                16,884,657         46,700,404      18,230,057       53,981,703

Earnings from operations                         2,037,249          6,233,523       1,613,986        4,077,367

Other income (expense), net
Other income, net                                        0                  0           1,200            3,200
Interest income, net                               109,982            362,067          81,094          220,841
                                                __________         __________      __________       __________
                                                   109,982            362,067          82,294          224,041

Earnings before income taxes                     2,147,231          6,595,590       1,696,280        4,301,408

Income tax provision                               725,000          2,466,000         664,000        1,655,000
                                                __________         __________      __________       __________
Net earnings                                 $   1,422,231       $  4,129,590    $  1,032,280     $  2,646,408
                                                ==========         ==========      ==========       ==========


Net earnings per share of common stock
   Basic                                     $         .26       $        .75    $        .18     $        .44
                                                ==========         ==========      ==========       ==========
   Diluted                                   $         .22       $        .66    $        .17     $        .42
                                                ==========         ==========      ==========       ==========



Weighted average number of common
   shares outstanding
   Basic                                         5,405,421          5,503,775      5,872,410        5,994,780
                                                ==========         ==========      =========        =========
   Diluted                                       6,395,249          6,268,914      6,150,158        6,257,674
                                                ==========         ==========      =========        =========


See accompanying notes to consolidated financial statements.




<PAGE 4>

                           Dataram Corporation and Subsidiary
                          Consolidated Statements of Cash Flows
                         Nine Months Ended January 31,1999 and 1998
                                      (Unaudited)


                                                       1999             1998

Cash flows from operating activities:
   Net earnings                                 $  4,129,590      $  2,646,408
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation and amortization                 906,000           495,300
       Bad debt expense                             (181,363)          271,086
       Changes in assets and liabilities:
        (Increase) decrease in trade receivables   2,418,638
(1,310,834)
        (Increase) decrease in inventories          (589,827)          900,134
        (Increase) decrease in other current assets (166,486)           63,789
         Increase in other assets                     (1,275)
(1,650)
         Decrease in accounts payable             (1,927,179)
(773,192)
         Increase in accrued liabilities             332,035           231,430
         Increase(decrease) in income taxes payable (236,116)           34,116
                                                  __________        __________

    Net cash provided by
      operating activities                         4,684,017         2,556,587
                                                  __________        __________


Cash flows from investing activities:
   Purchase of property and equipment               (863,378)
(1,424,129)
                                                  __________        __________
   Net cash used in investing activities            (863,378)
(1,424,129)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan (including tax benefits)           0           329,875
   Purchase and cancellation of common stock               0
(1,605,327)
   Purchase of common stock held in treasury      (1,468,060)                0
                                                  __________        __________
   Net cash used in financing activities          (1,468,060)
(1,275,452)
                                                  __________        __________

Net increase (decrease) in cash
   and cash equivalents                            2,352,579
(142,994)
Cash and cash equivalents at
   beginning of year                               7,529,906         6,835,671
                                                  __________        __________

Cash and cash equivalents at
   end of period                                $  9,882,485      $  6,692,677
                                                  ==========        ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     38,751      $     37,453
      Income taxes                              $  2,750,200      $  1,473,058


See accompanying notes to consolidated financial statements.


<PAGE 5>

                      Notes to Consolidated Financial Statements
                              January 31, 1999 and 1998
                                      (Unaudited)



Basis of Presentation

The information at January 31, 1999 and for the three and nine months ended January 31, 1999 and 1998, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjuction with the audited financial statements for the year ended April 30, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Split

On November 11, 1998 the Company's Board of Directors announced a two-for-one stock split effected in the form of a dividend for shareholders of record at the close of business on November 23, 1998 and payable December 3, 1998. The accompanying per share amounts in the financial statements have been restated (as a credit to common stock) to give retroactive effect to this stock split. The stock split has been charged to additional paid in capital in the amount of $2,125,871 and retained earnings in the amount of $655,534.



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

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 1999 and April 30, 1998 consist of the following categories:

                    January 31, 1999    April 30, 1998
                    ________________    ______________
Raw material        $      1,536,000    $    1,759,000
Work in process              324,000            61,000
Finished goods             1,653,000         1,103,000
                    ________________    ______________
                    $      3,513,000    $    2,923,000
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

Income taxes

The Company follows the asset and liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes.

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


<PAGE 7>

Long-term debt

During the second quarter of fiscal 1999, the Company amended and restated its credit facility with its bank. Under the amended agreement, the Company modified certain financial covenants and increased the revolving credit facility to $12,000,000 until October 31, 1999, at which point it will decrease to $6,000,000 until October 31, 2000. The agreement provides for Eurodollar rate loans, CD rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate less 1/2%. The Company is required to pay a commitment fee equal to 1/16 of one percent per annum on the unused commitment. The agreement contains certain restrictive financial covenants including a minimum current ratio, minimum tangible net worth requirement, minimum interest coverage ratio, maximum debt to equity ratio and certain other covenants, as defined by the agreement. There were no borrowings during fiscal 1999 and 1998. As of January 31, 1999, the amount available for borrowing under the revolving credit facility was $12,000,000.

Treasury stock

On September 9, 1998, the Company announced an Open Market Repurchase Plan. The plan provides for repurchases of up to 500,000 shares of the Company's common stock. The shares may be repurchsed from time to time either on the American Stock Exchange or through block purchases. As of January 31, 1999, 192,200 shares had been purchased under the plan at a total cost of $1,468,060 and are held as treasury stock.


<PAGE 8>

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of January 31, 1999, working capital amounted to $17.2 million reflecting a current ratio of 4.7 compared to working capital of $14.5 million and a current ratio of 3.2 as of April 30, 1998.

     During fiscal 1999, the Company amended and restated its $12 million unsecured revolving credit line with its bank. The credit facility was unused during fiscal 1999. On October 31, 1999, $6 million of the facility is scheduled to expire and on October 31, 2000, the remaining $6 million of the facility is scheduled to expire. The Company intends to renew any expiring portion of the facility by the expiration date and maintain a $12 million total facility.

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


<PAGE 9>

Results of Operations

     Revenues for the three month period ended January 31, 1999 were $18,922,000 compared to revenues of $19,844,000 for the comparable prior year period. Fiscal 1999 nine month revenues totaled $52,934,000 versus nine month revenues of $58,059,000 for the prior fiscal year. The decrease in revenues was the result of declining average selling prices for the Company's products reflecting a year over year decrease in the price of dynamic random access memory chips (DRAMs)which are the primary raw material in memory boards, offset by increased unit volume.

     Cost of sales for the third quarter and nine months of fiscal 1999 were 73% and 70%, respectively of revenues versus 74% and 77% for the same prior year periods. The decrease in cost of sales as a percentage of revenues is attributable to favorable product mix as users continue to shift from 16 megabit based product to higher capacity 64 megabit product which command more favorable margins.

     Engineering and development costs in fiscal 1999's third quarter and nine months were $354,000 and $1,058,000, respectively versus $284,000 and $809,000 for the same prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's second quarter and nine months were 14% and 16% of revenues, respectively versus 16% and 14%, for the comparable prior year periods. Three month total expenditures decreased by $595,000 from the comparable prior year period. Nine month selling, general and administrative costs decreased by $88,000 in fiscal 1999 versus fiscal 1998. Fiscal 1999 three and nine month expense includes a $300,000 recovery of an account receivable previously charged to allowance for doubtful accounts in the fourth quarter of fiscal 1998. Fiscal 1998 third quarter S,G&A costs included approximately $525,000 of legal expenses incurred related to a Complaint filed by Sun Microsystems, Inc., which has since been resolved. The change in nine month costs is primarily attributable to an expansion of the Company's sales force initiated in the beginning of fiscal 1998 as well as an increase in certain marketing and promotional programs, offset by the reduction in legal expense.

     Other income (expense),net for the third quarter and nine months of fiscal 1999 and 1998 consisted primarily of interest income on short term investments.

     Income tax expense for the third quarter and nine months of fiscal 1999 include a $116,000 benefit (net of Federal income tax benefit) from a reduction in the Company's effective state tax rate.


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


<PAGE 10>

                       PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
A.   Exhibits
     27 (a). Financial Data Schedule

     28 (a). Press Release reporting results of Third Quarter, Fiscal Year
             1999 (Attached).



B.   Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.



<PAGE 11>

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DATARAM CORPORATION






Date:   March 8, 1999                       By:   MARK E. MADDOCKS
                                               ________________________
                                                 Mark E. Maddocks
                                                 Vice President, Finance
                                                 (Principal Financial Officer)

     Page 8 of 8