Form 10-K405
period 1999-04-30
DATARAM CORP
filed 1999-07-28
CIK 27093

<PAGE 1>

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 1999.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on July 23, 1999 was $47,849,319.

     The number of shares of Common Stock outstanding on July 23, 1999:
5,237,110 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 8, 1999 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  1999 Annual Report to Security Holders


<PAGE 2>

    DATARAM CORPORATION
                              INDEX

Part I                                                         Page

     Item 1.   Business (including Risk Factors). . . . . . . .  3

     Item 2.   Properties . . . . . . . . . . . . . . . . . . . 11

     Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . 11

     Item 4.   Submission of Matters to a Vote of
               Security Holders . . . . . . . . . . . . . . . . 12

Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters. . . . . . . . . 12

     Item 6.   Selected Financial Data. . . . . . . . . . . . . 12

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . 12

     Item 7A.  Quantitative and Qualitative Disclosure
               About Market Risk  . . . . . . . . . . . . . . . 12

     Item 8.   Financial Statements and Supplementary Data. . . 13

     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . 16

Part III

     Item 10.  Directors and Executive Officers of
               the Registrant . . . . . . . . . . . . . . . . . 16

     Item 11.  Executive Compensation . . . . . . . . . . . . . 16

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management . . . . . . . . 16

     Item 13.  Certain Relationships and Related
               Transactions . . . . . . . . . . . . . . . . . . 16

Part IV

     Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K . . . . . . . 17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 18


<PAGE 3>

                              PART I
Item 1.  BUSINESS

     (a)  General Development of Business.

     Dataram develops, manufactures and markets computer memory products for use with workstations and network servers. The Company's memory products expand the capacity and extend the economic useful life of the installed base of computers manufactured by Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), Compaq Computer ("Compaq"), including its acquired Digital Equipment Corporation ("DEC") line, Silicon Graphics, Inc. ("SGI"), International Business Machines Corporation ("IBM") and Dell Computer Corporation ("Dell"). In fiscal 1999, the Company introduced a line of Intel certified memory products for sale to original equipment manufacturers (OEMs)and channel assemblers. Dataram products are not intended for use with high-end mainframe computers.

     In fiscal 1999 the Company exercised a continued decline in the price it pays for dynamic random access memory ("DRAM"), which is the principal component of the memory boards it sells. DRAM's have been readily available from various manufacturers on a rapid basis. Consequently, the Company has not needed to maintain large inventory levels to service its customers. Company revenues declined slightly as increased unit volumes were offset by selling price reductions resulting from declining DRAM costs.

     The Company was incorporated in New Jersey in 1967 and made its initial public offering in 1968. Its common stock, $1 par value (the "Common Stock") has been listed for trading on the American Stock
Exchange since 1981.   The Company's principal executive office is
located at 186 Princeton Road (Route 571), West Windsor, New Jersey 08550 and its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is at http://www.dataram.com.

                           RISK FACTORS

     WE MAY HAVE TO SUBSTANTIALLY INCREASE OUR WORKING CAPITAL REQUIREMENTS IN THE EVENT OF DRAM ALLOCATIONS. Over the past 20 years, availability of DRAMs has swung back and forth from over supply to shortage. In times of shortage, Dataram has been forced to invest substantial working capital resources in building and maintaining inventory. At times Dataram has bought DRAMs in excess of its customers' needs in order to ensure future allocations from DRAM manufacturers. Dataram believes that the market for DRAMs is presently in balance between supply and demand, but there can be no assurance that conditions of shortage may not prevail in the future. In the event of a shortage, Dataram may not be able to obtain sufficient DRAMs to meet customers' needs in the short term, and Dataram may have to invest substantial working capital resources in order to meet long term customer needs.


<PAGE 4>

     WE COULD SUFFER LOSSES IF DRAM PRICES DECLINE SUBSTANTIALLY. Dataram is often required to maintain substantial inventories during periods of shortage and allocation. During periods of increasing availability of DRAM and rapidly declining prices, Dataram has been forced to write down inventory. At the present time, the market is neither one of shortage or over supply, and Dataram is able to maintain a minimum inventory while meeting the needs of customers. But there can be no assurance that Dataram will not suffer losses in the future based upon declining DRAM prices.

     OUR MEMORY PRODUCTS MAY VIOLATE OTHERS' PATENTS. Dataram's memory products are designed to be used with proprietary computer systems built by various OEM manufacturers. Dataram often has to comply with proprietary memory designs which may be patented, now or at some time in the future. OEMs have, at times, claimed that we have violated their patent rights by adapting our computer memory products to meet the requirements of their systems. It is the policy of Dataram to, in unclear cases, either obtain an opinion of patent counsel prior to marketing, or obtain a license from the patent holder. Dataram is presently licensed by both Sun Microsystems and Silicon Graphics to sell memory products for their principal products. However, there can be no assurance that memory designs will not be created in the future which will, in fact, be patented and which patent holders will require the payment of substantial royalties as a condition for Dataram's continued presence in the segment of the market covered by the patent. Nor can there be any assurance that Dataram's existing products do not violate one or more existing patents.

     WE FACE COMPETITION FROM OEMs. Dataram sells its products at a lower cost than OEMs. Customers will often pay some premium for the "name brand" product when buying additional memory and OEMs seek to exploit this tendency by having a high profit margin on memory products. However, individual OEMs could change their policy and price memory products competitively. While Dataram believes that with its manufacturing efficiency and low overhead it still will be able to compete favorably with OEMs, in such an event profit margins and earnings would be adversely affected.

     THE MARKET FOR OUR PRODUCTS MAY NARROW OVER TIME. The principal market of Dataram is owners of workstations and servers, classes of machines lying between large mainframe computers and personal computers. The trend has been observed that personal computers are increasing in their power and sophistication and, as a result, are now filling some of the computational needs traditionally filled by workstations. The competition for the supply of after-market memory products in the PC industry is very competitive and if Dataram's competes in this market, we can be expected to have lower profit margins. There can be no assurance that this trend will not continue in the future, and that Dataram's financial performance will not be adversely affected thereby.


<PAGE 5>

     WE MAY MAKE UNPROFITABLE ACQUISITIONS. Dataram has for some time explored the possibility of acquiring one or more businesses associated with memory products. While the Board of Directors has not decided to move forward with any particular acquisition, the possibility exists that an acquisition will be made at some time in the future. Uncertainty surrounds all acquisitions and it is possible that a particular acquisition may not result in a benefit to shareholders, particularly in the short term.

     OUR STOCK HAS LIMITED LIQUIDITY. Although the stock of Dataram is publicly traded, it has been observed that this market is "thin." As a result, Dataram's common stock may trade at a discount to what would be its value if the stock enjoyed greater liquidity. Dataram's stock market stock repurchase program, while providing a degree of liquidity for current holders of Dataram's stock, in the long run has the effect of reducing the number of shares that are outstanding.

     DATARAM IS SUBJECT TO THE NEW JERSEY SHAREHOLDERS PROTECTION ACT. This statute has the effect of prohibiting any "business combination" - a very broadly defined term - with any "interested shareholder" unless the transaction is approved by the Board of Directors at a time before the interested shareholder had acquired a 15% ownership interest. This prohibition of "business combinations" is for five years and continues after that time period subject to certain exceptions. A practical consequence of this statute is that a hostile acquisition of Dataram would be difficult, if not impossible. As a result, hostile transactions which might be of benefit to shareholders may not occur because of this statute.

     (b)  Financial Information about Industry Segments.

          The Company operates in one industry segment.

     (c)  Narrative Description of Business.

Dataram develops, manufactures and markets a variety of memory products for use with workstations and network servers, including those sold by Sun, HP, Compaq (including DEC), SGI, IBM and Dell. The Company sells memory products both for new machines and for the installed base of these classes of computers at prices less than the computer manufacturer. The Company's customers are primarily distributors, value added resellers and large end-users.

Industry Background

     The market for independently manufactured memory began in the early 1970's with the introduction of core magnetic memory expansions for DEC computers. During the late 1970's semiconductor technology emerged as the dominant technology for use in computer memories, displacing magnetic core memories.


<PAGE 6>

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

     Dataram designs, produces and markets memory products primarily to end users of the installed base of workstations and network servers sold by Sun, HP, Compaq (including DEC), Silicon Graphics, IBM and Dell.

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


<PAGE 7>

Business Strategy

     In addition to taking advantage of the growing market for workstations and network servers, Dataram has a two pronged strategy to increase sales.

     Market Penetration

     Management estimates that sales by system vendors constitute 80% of the memory market in fiscal 1999. Thus, there is an opportunity for growth through penetration of the system vendor's market share. To successfully compete with system vendors, Dataram must continue to respond to customers' needs in a short time frame. To support customers' needs, the Company has established a dedicated and highly automated manufacturing facility that is designed to produce and ship customer orders within twenty-four hours or less.

     Geographic Expansion

     Approximately 74% of Dataram's fiscal 1999 revenues were derived from sales in the United States with the remainder principally in Western Europe, Canada and the Asian Pacific region. The Company intends to capitalize on the system vendors' growth of business in Europe and Asia by providing memory for the systems being sold in these markets.

     OEM Sales

     The Company believes OEM's are increasingly out-sourcing their memory requirements and the Company has sought and obtained and intends in the future to seek and obtain contracts which provide the opportunity for high volume transactions.

Products

     The Company's principal business is the development, manufacture and marketing of memory products which can be added to workstations and network servers to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for Dataram and other independent memory manufacturers is straightforward and allows for the use of many standard components.

Distribution Channels

     Dataram sells its memory products in the United States to distributors, value-added resellers and larger end-users principally through its staff located in Princeton, New Jersey. The Company also markets its memory products in Canada, Western Europe and the Asian Pacific region through a network of independent distributors.



<PAGE 8>

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

Working Capital Requirements

     The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal costs are low as a percentage of the total cost of the product. As a result, the world-wide market for DRAM has swung in the past from periods of substantial over supply, resulting in falling prices for DRAM, wide availability of DRAMs, availability of rapid delivery of DRAMs and need for the Company to have minimum inventories to meet the needs of customers; to periods of shortage, where DRAMs are allocated and where the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. This volatility in the price and availability of the Company's basic raw material requires Dataram to maintain substantial cash and credit resources at all times. At April 30, 1999, the Company had cash and cash equivalents of $8,093,000 and also had available an unused line of credit in the amount of $12 million. At the present time, the market for DRAMs is neither one of over supply nor shortage.

Memory Product Complexity

     The history of DRAM memory products has, for many years, been a process of simplification with a corresponding decline in profit margins as competitors' entry into the market became easier. However, recent trends in the market have seen the development by OEMs of more complex memory designs. This has enabled Dataram to increase its margins somewhat.



<PAGE 9>

Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. Dataram designs prototype memory products and subjects them to reliability testing procedures. During its fiscal year ended April 30, 1999, the Company incurred costs of $1,373,000 for engineering and product development compared to $1,113,000 in fiscal 1998 and $1,030,000 in fiscal 1997.

Manufacturing

     The Company purchases standard dynamic random access memory ("DRAM") chips. The costs of such chips is approximately 80% of the total manufacturing cost of memory products. Fluctuations in the availability or prices of memory chips can have a significant impact on the Company's profit.

     Dataram has created close relationships with primary suppliers while qualifying and developing alternate sources as a back up. The qualification program consists of extensive evaluation of process capabilities, on-time delivery performance and financial stability of each supplier. Alternative sources are qualified to normally assure supply in the event of a problem with the primary source or to handle surges in demand. The Company assembles its memory boards which are rigorously tested in the Company's quality assurance program.

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year. The Company believes that backlog is generally not material to its business since the Company usually ships its memory products on the same day an order is received.

Competition

     The intensely competitive computer industry is characterized by rapid technological change and constant pricing pressures. These characteristics are equally applicable to the third party memory market, where pricing is a major consideration in the buying decision. Dataram competes with Sun, HP, Compaq (including DEC), Silicon Graphics, IBM and Dell, as well as with a number of third party memory suppliers, including Kingston Technology.

     Although many of Dataram's competitors possess significantly greater financial, marketing and technological resources, the Company competes favorably based on the buying criteria of price/performance, time-to-market, product quality, reliability, service/support, breadth of product line and compatibility with


<PAGE 10>

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

     The Company believes that its 32-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty and service program which provides customers with added confidence in buying from Dataram. See "Business-Product Warranty and Service."

Patents, Trademarks and Licenses

     The Company believes that its success depends primarily upon the price and performance of its products rather than on ownership of copyrights or patents.

     Sale of memory products for systems that use proprietary memory design can from time to time give rise to claims of copyright or patent infringement. In most such instances the Company has either obtained the opinion of patent counsel that its products do not violate such patents or copyrights or obtained a license from the original equipment manufacturer.

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

Employees

     As of April 30, 1999, the Company had 149 full-time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.


<PAGE 11>

Environment

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2000) or the succeeding fiscal year (fiscal 2001).

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        1999          56,292     13,960     5,601        75,853
        1998          54,989     14,860     7,437        77,286
        1997          50,147     12,988     5,845        68,980

                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        1999           74.2%      18.4%       7.4%        100.0%
        1998           71.2%      19.2%       9.6%        100.0%
        1997           72.7%      18.8%       8.5%        100.0%

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

Item 3.   Legal Proceedings

          The Company is not engaged in any material legal proceedings.


<PAGE 12>

Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of Security Holders in the fourth quarter of the fiscal year covered by this report.



                             PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

          Incorporated by reference herein is the information set forth in the Company's 1999 Annual Report to Security Holders under the caption "Common Stock Information" at page 9


Item 6.   Selected Financial Data

          Incorporated by reference herein is the information set forth in the 1999 Annual Report to Security Holders under the caption "Selected Financial Data" at page 21

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

          Incorporated by reference herein is the information set forth in the 1999 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and
Results of Operations" at page 7 through page 9

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Incorporated by reference herein is the information set forth in the 1999 Annual Report to Security Holders under the caption
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" at page 9.




<PAGE 13>

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule     Page in
                                                            Annual
                                                            Report*

Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 1999 and 1998.  10

   Consolidated Statements of Earnings - Years ended
        April 30, 1999, 1998 and 1997. . . . . . . . . . . . . 11

   Consolidated Statements of Cash Flows -
        Years ended April 30, 1999, 1998 and 1997. . . . . . . 12

   Consolidated Statements of Stockholders' Equity -
        Years ended April 30, 1999, 1998 and 1997. . . . . . . 13

   Notes to Consolidated Financial Statements -
        April 30, 1999, 1998 and 1997. . . . . . . . . . . .14-19

   Independent Auditors' Report on Consolidated
        Financial Statements. . . . . . .  . . .  . . . .  . . 20

                                                           Page in
Financial Statement Schedule:                                10-K

   Valuation and Qualifying Accounts -
        Years ended April 30, 1999, 1998 and 1997 . . . . . .  14
   Independent Auditors' Report on
        Financial Statement Schedule  . . . . . . . . . . . .  15

   All other schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.
--------------
*Incorporated herein by reference.


<PAGE 14>

 Schedule VIII
                             DATARAM CORPORATION AND SUBSIDIARIES

                                Valuation and Qualifying Accounts

                            Years ended April 30, 1999, 1998 and 1997

                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions     Balance
                                        beginning     and       from      at close
       Description                      of period     expenses  reserves* of period
       ___________                      _________     ________  _________ _________
Year ended April 30, 1999:
   Allowance for doubtful accounts      $ 450,000     (125,000) (125,000)  450,000

   Reserve for inventory obsolescence   $  50,000         --      25,000    25,000

Year ended April 30, 1998:
   Allowance for doubtful accounts      $ 800,000      435,000   785,000   450,000

   Reserve for inventory obsolescence   $    --         50,000      --      50,000

Year ended April 30, 1997:
   Allowance for doubtful accounts      $ 800,000      263,000   263,000   800,000

   Reserve for inventory obsolescence   $    --           --        --        --

___________________________
*Represents write-offs of specifically identifiable amounts.
</TABLE


<PAGE 15>






                 INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Dataram Corporation:



Under date of May 20, 1999, we reported on the consolidated balance sheets of Dataram Corporation and subsidiary as of April 30, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 1999. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year
1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

                                            KPMG LLP

Princeton, New Jersey
May 20, 1999









<PAGE 16>

Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure

          Not Applicable.


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












<PAGE 17>

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

               2.    Financial Statement Schedule included in
                     Part II of this Report.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

          (c)  Exhibits:

               The Exhibit Index appears on page 19.

























<PAGE 18>

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 DATARAM CORPORATION
                                 (Registrant)

Date:  July 27, 1999             By: ROBERT V. TARANTINO

                                 ________________________________
                                 Robert V. Tarantino, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  July 27, 1999             By: ROBERT V. TARANTINO

                                 ________________________________
                                  Robert V. Tarantino, President
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

Date:  July 27, 1999             By: RICHARD HOLZMAN

                                 ________________________________
                                   Richard Holzman, Director

Date:  July 27, 1999             By: THOMAS A. MAJEWSKI

                                 ________________________________
                                   Thomas A. Majewski,
                                   Director

Date:  July 27, 1999             By: BERNARD L. RILEY

                                 ________________________________
                                   Bernard L. Riley, Director

Date:  July 27, 1999             By:
                                 ________________________________
                                   Roger C. Cady, Director

Date:  July 27, 1999             By: MARK E. MADDOCKS

                                 ________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial
                                   and Accounting Officer)


<PAGE 19>


                               EXHIBIT INDEX
                                     Page       Page      Page      Page      Page
                                     of this    of 1997   of 1996   of 1995   of 1994
                                     this 10-K  10-K      10-K      10-K      10-K
                                      _______   _______   _______   _______   _______
3(a)  Certificate of Incorporation                                              27

3(b)  By-Laws                                                                   70

4(a)  Loan Agreement with New Jersey                                  23
      National Bank

4(b)  1995 Letter Amendments to Loan                                  93
      Agreement

4(c)  1996 Letter Amendments to Loan
      Agreement                                              18

4(d)  1997 Letter Amendment to Loan
      Agreement                                       17

10(a) 1992 Incentive and Non-Statutory                                         127
      Stock Option Plan

10(b) Lease                                                                    133

10(c) 1999 Lease Amendment                            19

10(d) Savings and Investment Retirement Plan                                   146

10(e) Employment Agreement of                                                  227
      Robert V. Tarantino

13(a) 1999 Annual Report to Shareholders   27

24(a) Independent Auditors' Consent for    20
      S-8 Registration No. 33-56282

27    Financial Data Schedule              21

28(a) Earnings Press Release               22

28(b) Stock Repurchase Press Release       26
