Form 10-Q
period 1999-07-31
DATARAM CORP
filed 1999-08-27
CIK 27093

<PAGE 1>

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      07/31/99      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                             DATARAM CORPORATION
______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

     New Jersey                              22-1831409
______________________________________________________________________________
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
 incorporation or organization)

     186 Princeton Road (Route 571), West Windsor, New Jersey  08550
______________________________________________________________________________
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (609) 799-0071
                                                    ______________

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

                          Yes     X         No


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of August 18, 1999, there were 5,237,910 shares outstanding.


<PAGE 2>

                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation And Subsidiary
                            Consolidated Balance Sheets
                         July 31, 1999 and April 30, 1999

                                               (Unaudited)        (Audited)
                                              July 31, 1999     April 30, 1999
Assets

Current Assets:
   Cash and cash equivalents                   $  9,508,529      $  8,092,527
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $400,000 at July 31, 1999
     and $450,000 at April 30, 1999               9,781,766        12,016,106
   Inventories                                    4,303,244         3,290,300
   Other current assets                             645,689           475,387
                                                 __________        __________
     Total current assets                        24,239,228        23,874,320

Property and equipment, at cost:
   Land                                             875,000           875,000
   Machinery and equipment                        5,695,586         5,188,696
                                                 __________        __________
                                                  6,570,586         6,063,696
   Less: accumulated depreciation
     and amortization                             2,872,993         2,572,993
                                                 __________        __________
Net property and equipment                        3,697,593         3,490,703
Other assets                                          8,655             8,655
                                                 __________        __________

                                               $ 27,945,476      $ 27,373,678
                                                 ==========        ==========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                            $  4,203,211      $  4,344,179
   Accrued liabilities                              969,352         1,840,647
   Income taxes payable                             507,408           250,408
                                                 __________        __________
     Total current liabilities                    5,679,971         6,435,234

Deferred income taxes                               919,000           919,000

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 18,000,000 shares; issued
     and outstanding 5,237,110 at July 31, 1999
     and 5,236,810 at April 30, 1999              5,237,110         5,236,810
      Additional paid-in capital                    347,813                 0
      Retained earnings                          15,761,582        14,782,634
                                                 __________        __________

        Total stockholders' equity               21,346,505        20,019,444
                                                 __________        __________
                                               $ 27,945,476      $ 27,373,678
                                                 ==========        ==========
See accompanying notes to consolidated financial statements.


<PAGE 3>

                        Dataram Corporation and Subsidiary
                        Consolidated Statements of Earnings
                     Three Months Ended July 31, 1999 and 1998
                                   (Unaudited)



                                                   1999            1998

Revenues                                       $  21,164,684    $  17,750,162

Costs and expenses:
   Cost of sales                                  15,414,747       12,269,849
   Engineering and development                       332,975          331,610
   Selling, general and administrative             3,049,836        2,936,961
                                                  __________       __________
                                                  18,797,558       15,538,420

Earnings from operations                           2,367,126        2,211,472

Interest income, net                                 107,682          116,497
                                                  __________       __________
Earnings before income taxes                       2,474,808        2,328,239

Income tax expense                                   944,000          911,000
                                                  __________       __________

Net earnings                                   $   1,530,808    $   1,417,239
                                                  ==========       ==========


Net earnings per share of common stock:

               Basic                           $         .29    $         .25
                                                  ==========       ==========
               Diluted                         $         .25    $         .23
                                                  ==========       ==========

Weighted average number of common
   shares outstanding:

               Basic                               5,218,327        5,562,810
                                                  ==========       ==========
               Diluted                             6,176,246        6,126,308
                                                  ==========       ==========


See accompanying notes to consolidated financial statements.


<PAGE 4>

                           Dataram Corporation and Subsidiary
                          Consolidated Statements of Cash Flows
                         Three Months Ended July 31,1999 and 1998
                                      (Unaudited)


                                                       1999          1998

Cash flows from operating activities:
   Net earnings                                 $  1,530,808      $ 1,417,239
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation and amortization                 300,000          342,000
       Bad debt expense (recovery)                   (55,782)         103,580
       Changes in assets and liabilities:
         Decrease in trade receivables             2,290,122        2,350,308
         Decrease (increase) in inventories       (1,012,944)         553,437
         Increase in other current assets           (170,302)        (150,912)
         Increase in other assets                          0           (3,000)
         Decrease in accounts payable               (140,968)      (1,548,152)
         Increase (decrease)in accrued liabilities  (871,295)           99,284
         Increase in income taxes payable            257,000           572,577
                                                  __________        __________

    Net cash provided by
      operating activities                         2,126,639         3,736,361
                                                  __________        __________


Cash flows from investing activities:
   Purchase of property and equipment               (506,890)        (556,350)
                                                  __________        __________
   Net cash used in investing activities            (506,890)        (556,350)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan (including tax benefits)     417,813                0
   Purchase and subsequent cancellation
      of common stock                               (621,560)               0
                                                  __________       __________
   Net cash used in financing activities            (203,747)               0
                                                  __________       __________

Net increase in cash and
   cash equivalents                                1,416,002        3,180,011
Cash and cash equivalents at
   beginning of period                             8,092,527        7,529,906
                                                  __________       __________

Cash and cash equivalents at
   end of period                                $  9,508,529     $ 10,709,917
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     36,682     $     38,751
      Income taxes                          $    525,200         $    365,200


See accompanying notes to consolidated financial statements.


<PAGE 5>

                Notes to Consolidated Financial Statements
                         July 31, 1999 and 1998
                                (Unaudited)



Basis of Presentation

The information at July 31, 1999 and for the three months ended July 31, 1999 and 1998, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjuction with the audited financial statements for the year ended April 30, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Stock Split

On November 11, 1998 the Company's Board of Directors announced a two-for-one stock split effected in the form of a dividend for shareholders of record at the close of business on November 23, 1998 and payable December 3, 1998. Weighted average shares outstanding and net earnings per share have been retroactively adjusted to reflect the stock split.


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

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 1999 and April 30, 1999 consist of the following categories:

                       July 31, 1999    April 30, 1999
                    ________________    ______________
Raw materials       $      1,858,000    $    1,335,000
Work in process              337,000           508,000
Finished goods             2,108,000         1,447,000
                    ________________    ______________
                    $      4,303,000    $    3,290,000
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

Common Stock

During the quarter ended July 31, 1999, the Company purchased and retired 69,700 shares of its common stock.

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


<PAGE 7>

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward looking statements.

Liquidity and Capital Resources

     As of July 31, 1999, working capital amounted to $18.6 million reflecting a current ratio of 4.3 compared to working capital of $17.4 million and a current ratio of 3.7 as of April 30, 1999.

     The Company's financial condition remains strong. The Company has a $12 million unsecured line of credit with a bank, of which $6 miilion is scheduled to expire in October 1999 and $6 million expires in October 2000. The Company intends to renew any expiring portion of the facility by the expiration date and maintain a $12 million total facility. At the end of the quarter there was no amount outstanding under the line of credit. With its current working capital balance and the line of credit, management believes that it will be able to support its growth and other capital needs for the foreseeable future.

     The Company's products are all year 2000 compliant. The Company has upgraded its manufacturing, accounting, production and inventory control systems and software and management believes that these systems and software are now or will be year 2000 compliant by year end. The Company has numerous personal computers and peripheral devices used in information technology and non-information technology applications which have been tested for year 2000 compliance. The Company has upgraded or replaced any known non year 2000 compliant devices and management believes that these devices are now year 2000 compliant. Management estimates that the financial impact of the upgrade will not have a material effect on the Company's consolidated financial condition, results of operations and liquidity.

     As part of the Company's Year 2000 readiness program, the Company has identified its key vendors and suppliers and is attempting to ascertain their stage of year 2000 readiness primarily through questionnaires and interviews. The Company has a diverse customer base, with no single customer accounting for 10% or more of its revenue. At this time, the Company has no plans to ascertain the stage of year 2000 readiness of its current customers.

     The possible consequences of the Company, its key vendors, certain customers, governments or government agencies, financial institutions, utilities, etc. of not being year 2000 compliant by January 1, 2000 include but are not limited to, among other things, a temporary plant closing, delays in the delivery of products, delays in collection of receivables and supply disruption. Because of the widespread nature of this problem, no assurances can be made that the Company will not be materially adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for a period of time after January 1, 2000. At this time the Company has no contingincy plan in place to deal with the possible consequences listed above. However, management believes that the actions it has taken should significantly reduce the adverse effect any such disruptions may have.

     On September 10, 1998, the Company announced an open market repurchase program providing for the repurchase of up to 500,000 shares of its common stock. On June 15, 1999, the Company announced an additional open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company's common stock. During the quarter ended July 31, 1999, the Company purchased 69,700 shares of its common stock at an average price of $8.90 per share. As of July 31, 1999 there are 592,300 shares remaining available for purchase under the two programs.


<PAGE 8>

Results of Operations

Revenues for the three month period ending July 31, 1999 were $21,165,000 compared to revenues of $17,750,000 for the comparable prior year period. Volume, measured in gigabytes shipped, increased 60% in the first quarter compared to the prior year period. The volume increase was mitigated by a 25% reduction in average selling prices due to lower average DRAM prices. The Company continues to expand its sales with existing customers as well as securing new customers.

     Cost of sales for the first quarter were 73% of revenues versus 69% for the same prior year period. The increase in the cost of sales was mainly the result of reduced sales of certain of the Company's Digital Equipment Corporation (now Compaq) compatible memory products which command high margins.

     Engineering and development costs in fiscal 1999's first quarter were $333,000 versus $332,000 for the same prior year period. The Company continues to maintain its commitment to timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's first quarter were 14% of revenues versus 17% for the same prior year period. Three month total expenditures were comparable to the prior year period.

     Interest income, net for the first quarter of fiscal 2000 and fiscal 1999, consists primarily of interest income on short term investments.




<PAGE 9>

PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits
     27 (a). Financial Data Schedule

     28 (a). Press Release reporting results of First Quarter, Fiscal Year 1999 (Attached).



B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.



<PAGE 10>


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATARAM CORPORATION






Date:   8/26/99               By:  MARK E. MADDOCKS
      _____________________       ________________________
                                  Mark E. Maddocks
                                  Vice President, Finance
                                  (Principal Financial and Accounting Officer)


     Page 8 of 8