Form 10-Q
period 1999-10-31
DATARAM CORP
filed 1999-12-13
CIK 27093

<PAGE 1>

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                       FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      10/31/99      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                               DATARAM CORPORATION
______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

     New Jersey                                        22-1831409
_______________________________           ____________________________________
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
 incorporation or organization)

          P.O. Box 7528, Princeton, NJ                    08543
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

     Yes     X         No
          _______          _______

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of December 2, 1999, there were 5,281,236 shares outstanding.
This amount does not reflect the pending 3 for 2 stock split announced November 10, 1999 and distributable on December 15, 1999.



<PAGE 2>

                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation And Subsidiary
                            Consolidated Balance Sheets
                         October 31, 1999 and April 30, 1999

                                               (Unaudited)        (Audited)
                                             October 31, 1999   April 30, 1999
Assets
Current Assets:
   Cash and cash equivalents                  $   8,389,248     $   8,092,527
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $600,000 at October 31, 1999
     and $450,000 at April 30, 1999              16,955,823        12,016,106
   Inventories                                    4,449,631         3,290,300
   Other current assets                             653,210           475,387
                                                 __________        __________
     Total current assets                        30,447,912        23,874,320

Property and equipment, at cost:
   Land                                             875,000           875,000
   Machinery and equipment                        5,929,089         5,188,696
                                                 __________        __________
                                                  6,804,089         6,063,696
   Less: accumulated depreciation
     and amortization                             3,172,993         2,572,993
                                                 __________        __________
Net property and equipment                        3,631,096         3,490,703
Other assets                                          9,210             8,655
                                                 __________        __________

                                              $  34,088,218     $  27,373,678
                                                 ==========        ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                           $  10,062,136     $   4,344,179
   Accrued liabilities                            2,054,773         1,840,647
   Income taxes payable                             230,408           250,408
                                                 __________        __________
     Total current liabilities                   12,347,317         6,435,234

Deferred income taxes                               919,000           919,000
Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 18,000,000 shares; issued
      7,575,015 at October 31,
      1999 and issued and outstanding
      5,236,810 at April 30, 1999                 7,575,015         5,236,810
   Retained earnings                             13,246,886        14,782,634
                                                 __________        __________

        Total stockholders' equity               20,821,901        20,019,444
                                                 __________        __________
                                              $  34,088,218     $  27,373,678
                                                 ==========        ==========

See accompanying notes to consolidated financial statements.


<PAGE 3>

                                         Dataram Corporation and Subsidiary
                                         Consolidated Statements of Earnings
                               Three and Six Months Ended October 31, 1999 and 1998
                                                    (Unaudited)



                                                            1999                              1998

                                               2nd Quarter         Six Months     2nd Quarter        Six Months

Revenues                                     $  29,385,690      $  50,550,374    $ 16,261,859      $ 34,012,021

Costs and expenses:
   Cost of sales                                21,940,071         37,354,818      11,095,422       23,365,271
   Engineering and development                     343,087            676,062         371,824          703,434
   Selling, general and administrative           3,857,280          6,907,116       2,810,081        5,747,042
                                                __________         __________      __________       __________
                                                26,140,438         44,937,996      14,277,327       29,815,747

Earnings from operations                         3,245,252          5,612,378       1,984,532        4,196,274

Interest income                                    117,005            224,687         135,588          252,085
                                                __________         __________      __________       __________
Earnings before income taxes                     3,362,257          5,837,065       2,120,120        4,448,359

Income tax provision                             1,281,000          2,225,000         830,000        1,741,000
                                                __________         __________      __________       __________
Net earnings                                 $   2,081,257       $  3,612,065    $  1,290,120     $  2,707,359
                                                ==========         ==========      ==========       ==========

Net earnings per share of common stock
   Basic                                     $         .27       $        .46    $        .16     $        .33
                                                ==========         ==========      ==========       ==========
   Diluted                                   $         .22       $        .38    $        .14     $        .29
                                                ==========         ==========      ==========       ==========

Weighted average number of common
   shares outstanding
   Basic                                         7,790,938          7,809,215       8,314,641        8,329,428
                                                ==========         ==========       =========        =========
   Diluted                                       9,460,072          9,419,416       9,218,127        9,214,509
                                                ==========         ==========       =========        =========

See accompanying notes to consolidated financial statements.


<PAGE 4>

                           Dataram Corporation and Subsidiary
                          Consolidated Statements of Cash Flows
                         Six Months Ended October 31,1999 and 1998
                                      (Unaudited)


                                                      1999             1998

Cash flows from operating activities:
   Net earnings                                 $  3,612,065     $  2,707,359
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation and amortization                 600,000          624,000
       Bad debt expense                              164,450          113,189
       Changes in assets and liabilities:
        (Increase) decrease in trade receivables  (5,104,167)       1,762,167
         Increase in inventories                  (1,159,331)        (824,965)
         Increase in other current assets           (177,823)        (133,928)
         Increase in other assets                       (555)          (3,000)
         Increase (decrease) in accounts payable   5,717,957       (1,494,995)
         Increase in accrued liabilities             214,126          117,165
         Decrease in income taxes payable            (20,000)        (101,423)
                                                  __________       __________

    Net cash provided by
      operating activities                         3,846,722        2,765,569
                                                  __________       __________


Cash flows from investing activities:
   Purchase of property and equipment               (740,393)        (641,391)
                                                  __________       __________
   Net cash used in investing activities            (740,393)        (641,391)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan                              573,022                0
   Purchase and cancellation of common stock      (3,382,630)               0
   Purchase of common stock held in treasury               0         (422,741)
                                                  __________       __________
   Net cash used in financing activities          (2,809,608)        (422,741)
                                                  __________       __________

Net increase in cash
and cash equivalents                                 296,721        1,701,437
Cash and cash equivalents at
   beginning of year                               8,092,527        7,529,906
                                                  __________       __________

Cash and cash equivalents at
   end of period                                $  8,389,248     $  9,231,343
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     40,484     $     38,751
      Income taxes                              $  2,065,000     $  1,855,200


See accompanying notes to consolidated financial statements.


<PAGE 5>

Notes to Consolidated Financial Statements
October 31, 1999 and 1998
(Unaudited)


Basis of Presentation

The information at October 31, 1999 and for the three and six months ended October 31, 1999 and 1998, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjuction with the audited financial statements for the year ended April 30, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Splits

On November 10, 1999 the Company's Board of Directors announced a three-for-two stock split effected in the form of a dividend for shareholders of record at the close of business on November 24, 1999 and payable December 15, 1999. The stock split has been charged to additional paid in capital in the amount of $546,781 and retained earnings in the amount of $1,978,224. On November 11, 1998 the Company's Board of Directors announced a two-for-one stock split effected in the form of a dividend for shareholders of record at the close of business on November 23, 1998 and payable December 3, 1998. The stock split has been charged to additional paid in capital in the amount of $2,125,871 and retained earnings in the amount of $655,534. Weighted average shares outstanding and net earnings per share in the accompanying financial statements have been restated to give retroactive effect to these stock splits.


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

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 1999 and April 30, 1999 consist of the following categories:

                    October 31, 1999    April 30, 1999
                    ________________    ______________
Raw material        $      2,403,000    $    1,335,000
Work in process              564,000           508,000
Finished goods             1,483,000         1,447,000
                    ________________    ______________
                    $      4,450,000    $    3,290,000
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

Long-term debt

During the second quarter of fiscal 2000, the Company amended and restated its credit facility with its bank. Under the amended agreement, the Company modified certain financial covenants and increased the revolving credit facility to $12,000,000 until October 31, 2000, at which point it will decrease to $6,000,000 until October 31, 2001. The agreement provides for Eurodollar rate loans, CD rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate less 1/2%. The Company is required to pay a commitment fee equal to 1/16 of one percent per annum on the unused commitment. The agreement contains certain restrictive financial covenants including a minimum current ratio, minimum tangible net worth requirement, minimum interest coverage ratio, maximum debt to equity ratio and certain other covenants, as defined by the agreement. There were no borrowings during fiscal 2000 and 1999. As of October 31, 1999, the amount available for borrowing under the revolving credit facility was $12,000,000.

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

Common Stock

During the quarter ended October 31, 1999, the Company purchased and retired 210,200 shares of its common stock. For the six month period ended October 31, 1999, 279,900 shares have been purchased and retired. These amounts do not reflect the pending 3 for 2 stock split announced November 10, 1999 and distributable on December 15, 1999.


<PAGE 7>

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

Liquidity and Capital Resources

     As of October 31, 1999, working capital amounted to $18.1 million reflecting a current ratio of 2.5 compared to working capital of $17.4 million and a current ratio of 3.7 as of April 30, 1999.

     During the second quarter of fiscal 2000, the Company amended and restated its $12 million unsecured revolving credit line with its bank to renew the expiring portion of the facility. Annually, $6 million of the facility is scheduled to expire. The Company intends to renew any expiring portion of the facility by the expiration date and maintain a $12 million total facility. The credit facility was unused during the first six months of fiscal 2000 and fiscal 1999. As of Octber 31, 1999 there was no amount outstanding under the line of credit.

On September 10, 1998, the Company announced an open market repurchase program providing for the repurchase of up to 500,000 shares of its common stock. On June 15, 1999, the Company announced an additional open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company's common stock. During the quarter ended October 31, 1999, the Company purchased 210,200 shares of its common stock at an average price of $13.14 per share. As of October 31, 1999 there are 382,100 shares remaining available for purchase.

Management believes that its working capital together with internally generated funds and its bank line of credit are adequate to finance the Company's operating needs and future capital requirements.

Year 2000

     The Company's products are all year 2000 compliant. The Company has completed its upgrade of its manufacturing, accounting, production and inventory control systems and software and management believes that these systems and software are now year 2000 compliant. The Company has numerous personal computers and peripheral devices used in information technology and non-information technology applications which have been tested for year 2000 compliance. The Company has upgraded or replaced any non year 2000 compliant devices and management believes that these devices are all year 2000 compliant. Management estimates that the financial impact of the upgrades has not had a material effect on the Company's consolidated financial condition, results of operations and liquidity.

     As part of the Company's Year 2000 readiness program, the Company has identified its key vendors and suppliers and management believes that its key vendors and suppliers are year 2000 compliant. The Company has a diverse and ever changing customer base, with no single customer typically accounting for 10% or more of its revenue. The Company has not ascertained the stage of year 2000 readiness of its current customers.


<PAGE 9>

     The possible consequences of the Company, its key vendors, certain customers, governments or government agencies, financial institutions, utilities, etc. of not being year 2000 compliant by January 1, 2000 include but are not limited to, among other things, a temporary plant closing, delays in the delivery of products, delays in collection of receivables, and inventory and supply obsolescence. Because of the widespread nature of this problem, no assurances can be made that the Company will not be materially adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for a period of time after January 1, 2000. However, management believes that the actions it has taken should significantly reduce the adverse effect any such disruptions may have.


Results of Operations


     Revenues for the three month period ending October 31, 1999 were $29,386,000 compared to revenues of $16,262,000 for the comparable prior year period. Fiscal 2000 six month revenues totaled $50,550,000 versus six month revenues of $34,012,000 for the prior fiscal year. The increase in revenues was the result of strong volume growth coupled with more stable average selling prices. Volume, measured in gigabytes shipped, increased 104% in the second quarter compared to the prior year comparable period.

Cost of sales for the second quarter and six months of fiscal 1999 were 75% and 74%, respectively of revenues versus 68% and 69% for the same prior year periods. The increase in the cost of sales was mainly the result of reduced sales of certain of the Company's Digital Equipment Corporation (now Compaq) compatible memory products which command high margins.

     Engineering and development costs in fiscal 2000's second quarter and six months were $343,000 and $676,000, respectively versus $372,000 and $703,000 for the same prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's second quarter and six months decreased to 13% and 14%, respectively of revenues from 17% for the same prior year periods. Three month total expenditures increased by $1,047,000 from the comparable prior year period. Six month selling, general and administrative costs increased by $1,160,000 in fiscal 2000 versus fiscal 1999. The increase in costs is primarily attributable to a continued expansion of the Company's sales force, as well as an increase in costs associated with increased revenues and profits.

     Other income (expense),net for the second quarter and six months of fiscal 1999 and fiscal 2000 consists primarily of interest income on short term investments.


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



<PAGE 10>
                          PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

     10 (a). Amendment to revolving line of credit agreement (Attached).

     27 (a). Financial Data Schedule

     28 (a). Press Release reporting results of Second Quarter, Fiscal Year 2000 (Attached).


B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.



Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATARAM CORPORATION






Date:  December 10, 1999      By:  MARK E. MADDOCKS
      _____________________       ___________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial Officer)


     Page 8 of 8
     Page 8 of 8