Form 10-Q
period 2000-01-31
DATARAM CORP
filed 2000-03-10
CIK 27093

<PAGE 1>

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      1/31/00      or

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

                         Yes     X         No
                              _______          _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of February 28, 2000, there were 8,091,483 shares outstanding.


<PAGE 2>

                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation And Subsidiary
                            Consolidated Balance Sheets
                         January 31, 2000 and April 30, 1999

                                               (Unaudited)        (Audited)
                                            January 31, 2000    April 30, 1999
Assets
Current Assets:
   Cash and cash equivalents                 $  12,405,552      $   8,092,527
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $450,000 at January 31, 2000
     and at April 30, 1999                      11,098,245         12,016,106
   Inventories                                   3,970,144          3,290,300
   Other current assets                          1,049,615            475,387
                                                __________         __________
     Total current assets                       28,523,556         23,874,320

Property and equipment, at cost:
   Land                                            875,000            875,000
   Machinery and equipment                       6,449,304          5,188,696
                                                __________         __________
                                                 7,324,304          6,063,696
   Less: accumulated depreciation
     and amortization                            3,511,993          2,572,993
                                                __________         __________
Net property and equipment                       3,812,311          3,490,703
Other assets                                         9,210              8,655
                                                __________         __________

                                             $  32,345,077      $  27,373,678
                                                ==========         ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $   5,748,384      $   4,344,179
   Accrued liabilities                           1,971,603          1,840,647
   Income taxes payable                                  0            250,408
                                                __________         __________
     Total current liabilities                   7,719,987          6,435,234

Deferred income taxes                              919,000            919,000
Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 18,000,000 shares; issued
      8,028,425 at January 31,
      2000 and 5,236,810 at April 30, 1999       8,028,425          5,236,810
   Additional paid in capital                      605,281                  0
   Retained earnings                            15,072,384         14,782,634
                                                __________         __________

        Total stockholders' equity              23,706,090         20,019,444
                                                __________         __________
                                             $  32,345,077      $  27,373,678
                                                ==========         ==========

See accompanying notes to consolidated financial statements.


<PAGE 3>

                                            Dataram Corporation and Subsidiary
                                            Consolidated Statements of Earnings
                                    Three and Nine Months Ended January 31, 2000 and 1999
                                                       (Unaudited)

                                                            2000                              1999

                                                3rd Quarter       Nine Months     3rd Quarter      Nine Months

Revenues                                     $  25,727,507      $  76,277,881    $ 18,921,906     $ 52,933,927

Costs and expenses:
   Cost of sales                                19,456,699         56,811,517      13,869,310       37,234,581
   Engineering and development                     371,643          1,047,705         354,489        1,057,923
   Selling, general and administrative           3,076,099          9,983,215       2,660,858        8,407,900
                                                __________         __________      __________       __________
                                                22,904,441         67,842,437      16,884,657       46,700,404

Earnings from operations                         2,823,066          8,435,444       2,037,249        6,233,523


Interest income, net                               123,432            348,119         109,982          362,067
                                                __________         __________      __________       __________

Earnings before income taxes                     2,946,498          8,783,563       2,147,231        6,595,590

Income tax provision                             1,121,000          3,346,000         725,000        2,466,000
                                                __________         __________      __________       __________
Net earnings                                 $   1,825,498       $  5,437,563    $  1,422,231     $  4,129,590
                                                ==========         ==========      ==========       ==========

Net earnings per share of common stock
   Basic                                     $         .23       $        .69    $        .18     $        .50
                                                ==========         ==========      ==========       ==========
   Diluted                                   $         .19       $        .56    $        .15     $        .44
                                                ==========         ==========      ==========       ==========

Weighted average number of common
   shares outstanding
   Basic                                         7,983,154          7,867,180       8,108,132        8,255,663
                                                ==========         ==========       =========        =========
   Diluted                                       9,780,524          9,658,011       9,592,874        9,403,371
                                                ==========         ==========       =========        =========

See accompanying notes to consolidated financial statements.


<PAGE 4>

                        Dataram Corporation and Subsidiary
                       Consolidated Statements of Cash Flows
                      Nine Months Ended January 31, 2000 and 1999
                                   (Unaudited)


                                                       2000           1999

Cash flows from operating activities:
   Net earnings                                 $  5,437,563     $  4,129,590
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation and amortization                 939,000          906,000
       Bad debt expense (recoveries)                  38,819         (181,363)
       Changes in assets and liabilities:
         Decrease in trade receivables               879,042        2,418,638
         Increase in inventories                    (679,844)        (589,827)
         Increase in other current assets           (574,228)        (166,486)
         Increase in other assets                       (555)          (1,275)
         Increase (decrease) in accounts payable   1,404,205       (1,927,179)
         Increase in accrued liabilities             130,956          332,035
         Decrease in income taxes payable           (250,408)        (236,116)
                                                  __________       __________

    Net cash provided by
      operating activities                         7,324,550        4,684,017
                                                  __________       __________

Cash flows from investing activities:
   Purchase of property and equipment             (1,260,608)        (863,378)
                                                  __________       __________
   Net cash used in investing activities          (1,260,608)        (863,378)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan (including tax benefits)   1,631,713                0
   Purchase and cancellation of common stock      (3,382,630)      (1,468,060)

                                                  __________       __________
   Net cash used in financing activities          (1,750,917)      (1,468,060)
                                                  __________       __________

Net increase in cash
   and cash equivalents                            4,313,025        2,352,579
Cash and cash equivalents at
   beginning of year                               8,092,527        7,529,906
                                                  __________       __________

Cash and cash equivalents at
   end of period                                $ 12,405,552     $  9,882,485
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     40,484     $     38,751
      Income taxes                              $  3,340,000     $  2,750,200

See accompanying notes to consolidated financial statements.


<PAGE 5>

                      Notes to Consolidated Financial Statements
                              January 31, 2000 and 1999
                                     (Unaudited)

Basis of Presentation

The information at January 31, 2000 and for the three and nine months ended January 31, 2000 and 1999, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjuction with the audited financial statements for the year ended April 30, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2000 and April 30, 1999 consist of the following categories:

                    January 31, 2000    April 30, 1999
                    ________________    ______________
Raw material        $      1,471,000    $    1,335,000
Work in process              352,000           508,000
Finished goods             2,147,000         1,447,000
                    ________________    ______________
                    $      3,970,000    $    3,290,000
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

Common Stock

During the nine month period ended January 31, 2000, the Company purchased and retired 419,850 shares of its common stock. This amount reflects the 3 for 2 stock split announced November 10, 1999 and distributed on December 15, 1999.

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


<PAGE 7>

Long-term debt

During the second quarter of fiscal 2000, the Company amended and restated its credit facility with its bank. Under the amended agreement, the Company modified certain financial covenants and increased the revolving credit facility to $12,000,000 until October 31, 2000, at which point it will decrease to $6,000,000 until October 31, 2001. The agreement provides for Eurodollar rate loans, CD rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate less 1/2%. The Company is required to pay a commitment fee equal to 1/16 of one percent per annum on the unused commitment. The agreement contains certain restrictive financial covenants including a minimum current ratio, minimum tangible net worth requirement, minimum interest coverage ratio, maximum debt to equity ratio and certain other covenants, as defined by the agreement. There were no borrowings during fiscal 2000 and 1999. As of January 31, 2000, the amount available for borrowing under the revolving credit facility was $12,000,000.


<PAGE 8>

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward looking statements.

Liquidity and Capital Resources

     As of January 31, 2000, working capital amounted to $20.8 million reflecting a current ratio of 3.7 compared to working capital of $17.4 million and a current ratio of 3.7 as of April 30, 1999.

     During the second quarter of fiscal 2000, the Company amended and restated its $12 million unsecured revolving credit line with its bank to renew the expiring portion of the facility. On October 31, 2000, $6 million of the facility is scheduled to expire and on October 31, 2001, the remaining $6 million is scheduled to expire. The Company intends to renew any expiring portion of the facility by the expiration date and maintain a $12 million total facility. The credit facility was unused during the first nine months of fiscal 2000 and fiscal 1999. As of January 31, 2000 there was no amount outstanding under the line of credit.

Management believes that its working capital together with internally generated funds and its bank line of credit are adequate to finance the Company's operating needs and future capital requirements.

Year 2000

     The turn of the century created no adverse effects for the Company. The Company's products are all year 2000 compliant. The Company's manufacturing, accounting, production and inventory control systems and software are year 2000 compliant. The Company has numerous personal computers and peripheral devices used in information technology and non-information technology applications which are also year 2000 compliant. Management believes, and has no knowledge to the contrary, that the Company's customers and key vendors are also year 2000 compliant. Management estimates that the financial impact of its Y2K compliance effort had no material effect on the Company's consolidated financial condition, results of operations and liquidity.

Results of Operations

     Revenues for the three month period ended January 31, 2000 increased 36% to $25,728,000 from revenues of $18,922,000 for the comparable prior year period. Fiscal 2000 nine month revenues totaled $76,278,000, an increase of 44% versus nine month revenues of $52,934,000 for the prior fiscal year. The increase in revenues was the result of increased demand for the Company's memory products, driven primarily by the worldwide internet driven increased demand for servers and associated peripherals.

     Cost of sales for the third quarter and nine months of fiscal 2000 were 76% and 75%, respectively of revenues versus 73% and 70% for the same prior year periods. The increase in cost of sales is primarily the result of product mix, specifically, the growth in the Company's Intel certified products which generally command lower margins than the Company's products sold in non-Intel markets.


<PAGE 9>

     Engineering and development costs in fiscal 2000's third quarter and nine months were $372,000 and $1,048,000, respectively versus $354,000 and $1,058,000 for the same prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in this year's third quarter and nine months were 12% and 13% of revenues, respectively versus 14% and 16%, for the comparable prior year periods. Three month total expenditures increased by $415,000 from the comparable prior year period. Nine month selling, general and administrative costs increased by $1,575,000 in fiscal 2000 versus fiscal 1999. The increase in cost is primarily the result of the planned expansion of the Company's sales force, and costs attributed to the increase in revenues. Additionally, fiscal 1999 three and nine month expense includes a $300,000 recovery of an account receivable previously charged to allowance for doubtful accounts in the fourth quarter of fiscal 1998.

     Other income (expense), net for the third quarter and nine months of fiscal 2000 and 1999, consisted primarily of interest income on short term investments.

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



<PAGE 10>

PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits
     27 (a). Financial Data Schedule

     28 (a). Press Release reporting results of Third Quarter,
             Fiscal Year 2000 (Attached).

     28 (b). Press Release announcing change in listing of the Company's common stock from the AMEX to the Nasdaq (Attached).

     28 (c). Press Release announcing engagement of investor relations firm (Attached).

B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.



<PAGE 11>


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATARAM CORPORATION



Date:    March 7, 2000        By:   MARK E. MADDOCKS
       ______________________     ______________________
                                    Mark E. Maddocks
                                    Vice President, Finance
                                    (Principal Financial Officer)


	Page 8 of 8
	Page 8 of 8