Form 10-K
period 2000-04-30
DATARAM CORP
filed 2000-07-28
CIK 27093

<PAGE 1>

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2000.

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

Securities registered pursuant to section 12(b) of the Act:  NONE

Securities registered pursuant to section 12(g) of the Act:

                        Common Stock, $1.00 Par Value
                      ---------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on July 21, 2000 was $323,818,830.

     The number of shares of Common Stock outstanding on July 21, 2000:
8,515,419 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 6, 2000 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  2000 Annual Report to Security Holders



<PAGE 2>

    DATARAM CORPORATION
                              INDEX

Part I                                                         Page

     Item 1.   Business (including Risk Factors). . . . . . . .  3

     Item 2.   Properties . . . . . . . . . . . . . . . . . . . 10

     Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . 10

     Item 4.   Submission of Matters to a Vote of
               Security Holders . . . . . . . . . . . . . . . . 10

Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters. . . . . . . . . 11

     Item 6.   Selected Financial Data. . . . . . . . . . . . . 11

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . 11

     Item 7A.  Quantitative and Qualitative Disclosure
               About Market Risk  . . . . . . . . . . . . . . . 11

     Item 8.   Financial Statements and Supplementary Data. . . 12

     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . 15

Part III

     Item 10.  Directors and Executive Officers of
               the Registrant . . . . . . . . . . . . . . . . . 15

     Item 11.  Executive Compensation . . . . . . . . . . . . . 15

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management . . . . . . . . 15

     Item 13.  Certain Relationships and Related
               Transactions . . . . . . . . . . . . . . . . . . 15

Part IV

     Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K . . . . . . . 16

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 17




<PAGE 3>

                              PART I
Item 1.  BUSINESS

     (a)  General Development of Business.

     Dataram develops, manufactures and markets computer memory products for use with workstations and network servers. The Company's memory products expand the capacity and extend the economic useful life of the installed base of computers manufactured by Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), Compaq Computer ("Compaq"), including its acquired Digital Equipment Corporation ("DEC") line, Silicon Graphics, Inc. ("SGI") and International Business Machines Corporation ("IBM").The Company also manufactures a line of Intel certified server memory products for sale to original equipment manufacturers (OEMs)and channel assemblers. Dataram products are not intended for use with high-end mainframe computers.

     In fiscal 2000, the Company continued to benefit from increased worldwide demand for network servers and an increase in demand for memory content per server. Much of this increase in demand has been driven by the growth of the Internet and its infrastructure. Growth in corporate networks generally is also driving demand. In fiscal 2000, Company revenues increased 44% as volume, measured in gigabytes shipped increased 71% over fiscal 1999 offset by selling price reductions resulting from declining dynamic random access memory (DRAM) costs, the primary raw material in the Company's products. To meet current and expected future demand, the Company, late in fiscal 2000, commenced an expansion of its manufacturing capabilities by installing an additional production line which will contribute to a doubling of capacity in fiscal 2001 as well as gains in precision. The Company also opened a sales and marketing office in the fourth quarter of fiscal 2000 in the United Kingdom to better serve its European customers and further penetrate the European market for its products.

     The Company was incorporated in New Jersey in 1967 and made its initial public offering in 1968. Its common stock, $1 par value (the "Common Stock") had been listed for trading on the American Stock Exchange in 1981 and in February of 2000 the Company changed its listing to the NASDAQ National Market where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 186 Princeton Road (Route 571), West Windsor, New Jersey 08550 and its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is at http://www.dataram.com.

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

     OUR MEMORY PRODUCTS MAY VIOLATE OTHERS' PATENTS. Dataram's memory products are designed to be used with proprietary computer systems built by various OEM manufacturers. Dataram often has to comply with proprietary memory designs which may be patented, now or at some time in the future. OEMs have, at times, claimed that we have violated their patent rights by adapting our computer memory products to meet the requirements of their systems. It is the policy of Dataram to, in unclear cases, either obtain an opinion of patent counsel prior to marketing, or obtain a license from the patent holder. Dataram is presently licensed by Sun Microsystems to sell memory products for their principal products. However, there can be no assurance that memory designs will not be created in the future which will, in fact, be patented and which patent holders will require the payment of substantial royalties as a condition for Dataram's continued presence in the segment of the market covered by the patent. Nor can there be any assurance that Dataram's existing products do not violate one or more existing patents.

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

	THE COMPANY MAY LOSE AN IMPORTANT CUSTOMER. During fiscal 2000, no single customer accounted for 10% of the Company's revenue. However, the largest ten customers accounted for approximately 33% of the Company's revenue. There can be no assurance that one or more of these customers will cease or materially decrease their business with the Company in the future and that Dataram's financial performance will not be adversely affected thereby.

     WE MAY FACE COMPETITION FROM DRAM MANUFACTURERS. DRAM manufacturers not only sell their product as discreet devices, but also as finished memory modules. While they primarily sell these modules directly to computer manufacturers, there can be no assurances that they will not change their strategy and market their products to the aftermarket as well. In such a case, they would become a competitor to the Company and the Company's profit margins and earnings could be adversely affected.


<PAGE 5>

     THE MARKET FOR OUR PRODUCTS MAY NARROW OVER TIME. The principal market of Dataram is owners of workstations and servers, classes of machines lying between large mainframe computers and personal computers. The trend has been observed that personal computers are increasing in their power and sophistication and, as a result, are now filling some of the computational needs traditionally filled by workstations. The competition for the supply of after-market memory products in the PC industry is very competitive and if Dataram competes in this market we can be expected to have lower profit margins. There can be no assurance that this trend will not continue in the future, and that Dataram's financial performance will not be adversely affected thereby.

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

     (c)  Narrative Description of Business.

     Dataram develops, manufactures and markets a variety of memory products for use with workstations and network servers, including those sold by Sun, HP, Compaq (including DEC), SGI and IBM.
The Company sells memory products both for new machines and for the installed base of these classes of computers at prices less than the computer manufacturer. The Company's customers are primarily distributors, value added resellers and large end-users.


<PAGE 6>

Industry Background


     The market for the Company's memory products lies between the large mainframe computer and the small personal computer (a "PC"). These intermediate systems have been important to the growth of the Internet.

     A workstation, like a PC, is designed to provide computer resources to individual users. A workstation differs from a PC by providing substantially greater computational performance, input/output capability and graphic display. Workstations are nearly always networked. As a result of this networking capability, a new class of computer system, the network server, has emerged.

     Network servers are computer systems on a network which provide dedicated functions accessible by all workstations and other systems on the same network. Examples of different types of network servers in use today are: file servers, communication servers, computation servers, database servers, print servers and storage servers.

     Dataram designs, produces and markets memory products primarily to end users of the installed base of workstations and network servers sold by Sun, HP, Compaq, Silicon Graphics and IBM. Additionally, the Company produces and markets Intel certified server memory for use by OEMs and Channel Assemblers.

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

Business Strategy

Market Growth

     Generally, growth in memory markets closely follows both the growth in unit shipments of system vendors and the growth of memory requirements per system. Management estimates that the market for its products is growing by approximately 30% annually.


Market Penetration

     In addition to the growth in the market, management estimates that sales by system vendors constitute 80% of the memory market in fiscal 2000. Thus, there is an opportunity for growth through penetration of the system vendor's market share. To successfully compete with system vendors, Dataram must continue to respond to customers' needs in a short time frame. To support customers' needs, the Company has established and is expanding a dedicated and highly automated manufacturing facility that is designed to produce and ship customer orders within twenty-four hours or less.


<PAGE 7>

Geographic Expansion

     Approximately 79% of Dataram's fiscal 2000 revenues were derived from sales in the United States with the remainder principally in Western Europe, Canada and the Asian Pacific region. The Company has opened a sales and marketing office in the United Kingdom to expand its customer base in Europe.

Sales Force Expansion

     In fiscal 2001, The Company plans to increase its sales force both domestically and in Europe. The Company believes that with the additional sales resources it will be able to generate additional end user demand for its products, whether that demand is filled directly or through the Company's distribution channels.

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

Distribution Channels

     Dataram sells its memory products in the United States to distributors, value-added resellers and larger end-users principally through its staff located in Princeton, New Jersey. The Company also markets its memory products in Canada, Western Europe and the Asian Pacific region primarily through a network of independent distributors.

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


<PAGE 8>

Working Capital Requirements

     The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal cost is low as a percentage of the total cost of the product. As a result, the world-wide market for DRAMs has swung in the past from periods of substantial over supply, resulting in falling prices for DRAMs, to wide availability of DRAMs, rapid delivery of DRAMs and ability of the Company to have minimum inventories to meet the needs of customers; to periods of shortage, where DRAMs are allocated and where the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. This volatility in the price and availability of the Company's basic raw material requires Dataram to maintain substantial cash and credit resources at all times. At April 30, 2000, the Company had cash and cash equivalents of $13,650,000 and also had available an unused line of credit in the amount of $12 million. At the present time, the market for DRAMs is neither one of over supply nor shortage.

Memory Product Complexity

     DRAM memory products for workstations and servers had, for many years, been undergoing a process of simplification with a corresponding decline in profit margins as competitors' entry into the market became easier. However, recent trends in the market have seen the development by OEMs of more complex memory designs. This has enabled Dataram to increase its margins somewhat.

Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. Dataram designs prototype memory products and subjects them to reliability testing procedures. During its fiscal year ended April 30, 2000, the Company incurred costs of $1,391,000 for engineering and product development compared to $1,373,000 in fiscal 1999 and $1,113,000 in fiscal 1998.

Manufacturing

     The Company purchases standard dynamic random access memory ("DRAM") chips. The costs of such chips is approximately 80% of the total manufacturing cost of memory products. Fluctuations in the availability or prices of memory chips can have a significant impact on the Company's profit.

     Dataram has created close relationships with a number of primary suppliers while qualifying and developing alternate sources as a back up.
The qualification program consists of extensive evaluation of process capabilities, on-time delivery performance and financial stability of each supplier. Alternative sources are qualified to normally assure supply in the event of a problem with the primary source or to handle surges in demand.
The Company assembles its memory boards which are rigorously tested in the Company's quality assurance program.

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year. The Company believes that backlog is generally not material to its business since the Company usually ships its memory products on the same day an order is received.


<PAGE 9>

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

     The Company believes that its 33-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty and service program which provides customers with added confidence in buying from Dataram. See "Business-Product Warranty and Service."

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

Employees

     As of April 30, 2000, the Company had 166 full-time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.


<PAGE 10>

Environment

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2001) or the succeeding fiscal year (fiscal 2002).

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        2000          85,832     14,865     8,455       109,152
        1999          56,292     13,960     5,601        75,853
        1998          54,989     14,860     7,437        77,286

                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        2000           78.6%      13.6%       7.8%        100.0%
        1999           74.2%      18.4%       7.4%        100.0%
        1998           71.2%      19.2%       9.6%        100.0%

Item 2.   Properties

          The Company occupies approximately 24,000 square feet of space for administrative, sales, research and development and manufacturing support in West Windsor Township, New Jersey under a lease expiring on June 30, 2001.

          The Company leases a 32,000 square foot assembly plant in Northampton Township, Pennsylvania. The lease expires on January 31, 2006 and the Company has a two-year renewal option.

          The Company also leases one sales, marketing and distribution center in England.

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




<PAGE 11>

                             PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

          Incorporated by reference herein is the information set forth in the Company's 2000 Annual Report to Security Holders under the caption "Common Stock Information" at page 9.


Item 6.   Selected Financial Data

          Incorporated by reference herein is the information set forth in the 2000 Annual Report to Security Holders under the caption "Selected Financial Data" at page 21.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

          Incorporated by reference herein is the information set forth in the 2000 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and
Results of Operations" at page 4 through page 8.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Incorporated by reference herein is the information set forth in the 2000 Annual Report to Security Holders under the caption
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" at page 9.






<PAGE 12>

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule     Page in
                                                            Annual
                                                            Report*

Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 2000 and 1999.  10

   Consolidated Statements of Earnings - Years ended
        April 30, 2000, 1999 and 1998. . . . . . . . . . . . . 11

   Consolidated Statements of Cash Flows -
        Years ended April 30, 2000, 1999 and 1998. . . . . . . 12

   Consolidated Statements of Stockholders' Equity -
        Years ended April 30, 2000, 1999 and 1998. . . . . . . 13

   Notes to Consolidated Financial Statements -
        April 30, 2000, 1999 and 1998. . . . . . . . . . . .14-19

   Independent Auditors' Report on Consolidated
        Financial Statements. . . . . . .  . . .  . . . .  . . 20

                                                           Page in
Financial Statement Schedule:                                10-K

   Valuation and Qualifying Accounts -
        Years ended April 30, 2000, 1999 and 1998 . . . . . .  14
   Independent Auditors' Report on
        Financial Statement Schedule  . . . . . . . . . . . .  15

   All other schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.
--------------
*Incorporated herein by reference.




<PAGE 13>

Schedule II
                             DATARAM CORPORATION AND SUBSIDIARIES

                                Valuation and Qualifying Accounts

                            Years ended April 30, 2000, 1999 and 1998

                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions     Balance
                                        beginning     and       from      at close
       Description                      of period     expenses  reserves  of period
       ___________                      _________     ________  _________ _________
Year ended April 30, 2000:
   Allowance for doubtful accounts
     and sales returns                  $ 450,000       58,000    58,000*   450,000

   Reserve for inventory obsolescence   $  25,000         --      25,000      --

Year ended April 30, 1999:
   Allowance for doubtful accounts
     and sales returns                  $ 450,000      125,000   125,000*   450,000

   Reserve for inventory obsolescence   $  50,000         --      25,000     25,000

Year ended April 30, 1998:
   Allowance for doubtful accounts
     and sales returns                  $ 800,000      435,000   785,000*   450,000

   Reserve for inventory obsolescence   $    --         50,000      --       50,000

___________________________
*Represents write-offs and recoveries of accounts receivable.




<PAGE 14>





                        INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Dataram Corporation:



Under date of May 24, 2000, we reported on the consolidated balance sheets of Dataram Corporation and subsidiary as of April 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended April 30, 2000, as contained in the April 30, 2000 Annual Report to Security Holders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

                                            KPMG LLP

Princeton, New Jersey
May 24, 2000











<PAGE 15>

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














<PAGE 16>

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

               The Exhibit Index appears on page 18.



























<PAGE 17>

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 DATARAM CORPORATION
                                 (Registrant)

Date:  July 27, 2000             By: ROBERT V. TARANTINO

                                 ________________________________
                                 Robert V. Tarantino, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  July 27, 2000             By: ROBERT V. TARANTINO

                                 ________________________________
                                  Robert V. Tarantino, President
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

Date:  July 27, 2000             By: RICHARD HOLZMAN

                                 ________________________________
                                   Richard Holzman, Director

Date:  July 27, 2000             By: THOMAS A. MAJEWSKI

                                 ________________________________
                                   Thomas A. Majewski,
                                   Director

Date:  July 27, 2000             By: BERNARD L. RILEY

                                 ________________________________
                                   Bernard L. Riley, Director

Date:  July 27, 2000             By: ROGER C. CADY
                                 ________________________________
                                   Roger C. Cady, Director

Date:  July 27, 2000             By: MARK E. MADDOCKS

                                 ________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial Officer)


Date:  July 27, 2000             By: ANTHONY M. LOUGEE

                                 ________________________________
                                   Anthony M. Lougee
                                   Controller
                                   (Principal Accounting Officer)


<PAGE 18>

                                  EXHIBIT INDEX

                                     Page       Page      Page      Page      Page
                                     of this    of 1997   of 1996   of 1995   of 1994
                                     this 10-K  10-K      10-K      10-K      10-K
                                      _______   _______   _______   _______   _______

3(a)  Certificate of Incorporation                                              27

3(b)  By-Laws                                                                   70

4(a)  Loan Agreement with New Jersey                                  23
      National Bank

4(b)  1995 Letter Amendments to Loan                                  93
      Agreement

4(c)  1996 Letter Amendments to Loan
      Agreement                                              18

4(d)  1997 Letter Amendment to Loan
      Agreement                                       17

10(a) 1992 Incentive and Non-Statutory                                         127
      Stock Option Plan

10(b) Lease                                                                    133

10(c) 1997 Lease Amendment                            19

10(d) Savings and Investment Retirement Plan                                   146

10(e) Employment Agreement of                                                  227
      Robert V. Tarantino

13(a) 1999 Annual Report to Shareholders   27

24(a) Independent Accountants' Consent     19
      for S-8 Registration No. 33-56282

27    Financial Data Schedule              20

99(a) Earnings Press Release               21

99(b) Jerry Mazza, Vice President
      Press Release                        25

99(c) Adds Capacity Press Release          26

