Form 10-Q
period 2000-07-31
DATARAM CORP
filed 2000-09-13
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      7/31/00      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                              DATARAM CORPORATION
______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

     New Jersey                                       22-1831409
___________________________________      ____ ________________________________
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
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

                   Yes     X         No
                       _________        _________

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of August 25, 2000, there were 8,547,819 shares outstanding.



                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation And Subsidiary
                            Consolidated Balance Sheets
                         July 31, 2000 and April 30, 2000

                                               (Unaudited)        (Audited)
                                              July 31, 2000    April 30, 2000
Assets
Current Assets:
   Cash and cash equivalents                   $  16,252,693    $  13,649,601
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $550,000 at July 31, 2000
     and $450,000 at April 30, 2000              18,044,550        16,241,229
   Inventories                                    6,243,859         4,651,277
   Other current assets                             698,058           584,428
                                                 __________        __________
     Total current assets                        41,239,160        35,126,535

Property and equipment, at cost:
   Land                                             875,000           875,000
   Machinery and equipment                        8,774,628         8,009,925
                                                 __________        __________
                                                  9,649,628         8,884,925
   Less: accumulated depreciation
     and amortization                             4,302,276         3,877,476
                                                 __________        __________
Net property and equipment                        5,347,352         5,007,449
Other assets                                         17,160            17,160
                                                 __________        __________

                                             $   46,603,672     $  40,151,144
                                                 ==========        ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $   11,275,975     $   9,537,747
   Accrued liabilities                            2,509,713         2,878,550
   Income taxes payable                             610,599                 0
                                                 __________        __________
     Total current liabilities                   14,396,287        12,416,297

Deferred income taxes                               841,000           841,000
Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 54,000,000 shares; issued
      and outstanding 8,547,819 at July 31,
      2000 and 8,278,403 at April 30, 2000        8,547,819         8,278,403
   Additional paid in capital                     2,304,359           980,461
   Retained earnings                             20,514,207        17,634,983
                                                 __________        __________

        Total stockholders' equity               31,366,385        26,893,847
                                                 __________        __________
                                              $  46,603,672     $  40,151,144
                                                 ==========        ==========

See accompanying notes to consolidated financial statements.


                        Dataram Corporation and Subsidiary
                        Consolidated Statements of Earnings
                      Three Months Ended July 31, 2000 and 1999
                                   (Unaudited)





                                                   2000              1999


Revenues                                     $  37,995,812       $ 21,164,684

Costs and expenses:
   Cost of sales                                28,860,588         15,414,747
   Engineering and development                     372,021            332,975
   Selling, general and administrative           4,345,596
3,049,836
                                                __________         __________
                                                33,578,205         18,797,558

Earnings from operations                         4,417,607          2,367,126

Interest income, net                               229,617            107,682
                                                __________         __________
Earnings before income taxes                     4,647,224          2,474,808

Income tax provision                             1,768,000            944,000
                                                __________         __________
Net earnings                                 $   2,879,224       $  1,530,808
                                                ==========         ==========

Net earnings per share of common stock:
   Basic                                     $         .34       $        .20
                                                ==========         ==========
   Diluted                                   $         .29       $        .17
                                                ==========         ==========
Weighted average number of common
   shares outstanding:
   Basic                                         8,426,771          7,827,491
                                                ==========         ==========
   Diluted                                       9,958,790          9,264,369
                                                ==========         ==========

See accompanying notes to consolidated financial statements.


                           Dataram Corporation and Subsidiary
                          Consolidated Statements of Cash Flows
                         Three Months Ended July 31,2000 and 1999
                                      (Unaudited)


                                                     2000             1999

Cash flows from operating activities:
   Net earnings                                 $  2,879,224     $  1,530,808
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation and amortization                 424,800          300,000
       Bad debt expense (recovery)                    96,866          (55,782)
       Changes in assets and liabilities:
         (Increase) decrease in trade receivables (1,900,187)       2,290,122
         Increase in inventories                  (1,592,582)      (1,012,944)
         Increase in other current assets           (113,630)        (170,302)
         Increase (decrease) in accounts payable   1,738,228         (140,968)
         Decrease in accrued liabilities            (368,837)        (871,295)
         Increase in income taxes payable            610,599          257,000
                                                   __________       __________

    Net cash provided by
      operating activities                         1,774,481        2,126,639
                                                   __________       __________


Cash flows from investing activities:
   Purchase of property and equipment               (764,703)        (506,890)
                                                  __________        __________
   Net cash used in investing activities            (764,703)        (506,890)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan (including tax benefits)   1,593,314          417,813
   Purchase and subsequent cancellation
      of common stock                                      0         (621,560)

   Net cash provided by (used in) financing       __________        __________
      activities                                   1,593,314         (203,747)

                                                  __________        __________

Net increase in cash
   and cash equivalents                            2,603,092        1,416,002
Cash and cash equivalents at
   beginning of period                            13,649,601        8,092,527
                                                  __________
__________
Cash and cash equivalents at
   end of period                                $ 16,252,693     $  9,508,529
                                                  ==========       ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     32,603     $     36,682
      Income taxes                              $    250,000     $    525,200


See accompanying notes to consolidated financial statements.


                   Notes to Consolidated Financial Statements
                              July 31, 2000 and 1999
                                   (Unaudited)



Basis of Presentation

The information for the three months ended July 31, 2000 and 1999, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjuction with the audited financial statements for the year ended April 30, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Splits

On November 10, 1999 the Company's Board of Directors announced a three-for-two stock split effected in the form of a dividend for shareholders of record at the close of business on November 24, 1999 and payable December 15, 1999. The stock split has been charged to additional paid in capital in the amount of $263,000 and retained earnings in the amount of $2,377,000. Weighted average shares outstanding and net earnings per share in the accompanying financial statements have been restated to give retroactive effect to the stock split.



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

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2000 and April 30, 2000 consist of the following categories:

                       July 31, 2000    April 30, 2000
                    ________________    ______________
Raw material        $      2,297,000    $    2,454,000
Work in process            1,574,000           223,000
Finished goods             2,373,000         1,974,000
                    ________________    ______________
                    $      6,244,000    $    4,651,000
                    ================    ==============




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

Long-term debt

During the second quarter of fiscal 2000, the Company amended and restated its credit facility with its bank. Under the amended agreement, the Company modified certain financial covenants and increased the revolving credit facility to $12,000,000 until October 31, 2000, at which point it will decrease to $6,000,000 until October 31, 2001. The agreement provides for Eurodollar rate loans, CD rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate less 1/2%. The Company is required to pay a commitment fee equal to 1/16 of one percent per annum on the unused commitment. The agreement contains certain restrictive financial covenants including a minimum current ratio, minimum tangible net worth requirement, minimum interest coverage ratio, maximum debt to equity ratio and certain other covenants, as defined by the agreement. There were no borrowings during fiscal 2001 and 2000. As of July 31, 2000, the amount available for borrowing under the revolving credit facility was $12,000,000.



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


Liquidity and Capital Resources

     As of July 31, 2000, working capital amounted to $26.8 million reflecting a current ratio of 2.9 compared to working capital of $22.7 million and a current ratio of 2.8 as of April 30, 2000.

     During fiscal 2000, the Company amended and restated its $12 million unsecured revolving credit line with its bank. On October 31, 2000, $6 million of the facility is scheduled to expire and on October 31, 2001, the remaining $6 million of the facility is scheduled to expire. The Company intends to renew any expiring portion of the facility by the expiration date and maintain a $12 million total facility. As of July 31, 2000 there was no amount outstanding under the line of credit. Management believes that its working capital together with internally generated funds and its bank line of credit are adequate to finance the Company's operating needs and future capital requirements.



Results of Operations


     Revenues for the three month period ending July 31, 2000 increased 80% to $37,996,000 from revenues of $21,165,000 for the comparable prior year period. Unit volume measured in gigabytes shipped increased by approximately 76% over the prior comparable year period. The increase in revenues was the result of increased demand for the Company's memory products driven by the growth both in shipments of network servers and memory content per server.

     Cost of sales for the first quarter were 76% of revenues versus 73% for the same prior year period. The increase in cost of sales as a percentage of revenues is primarily attributable to the relatively higher growth in revenues of the Company's products for the Intel market place which command lower margins than the Company's compatibles products.

     Engineering and development costs in fiscal 2001's first quarter were $372,000 versus $333,000 for the same prior year period. The Company intends to maintain its commitment to the timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in fiscal 2001's first quarter decreased to 11% of revenues from 14% for the same prior year period. Three month total expenditures increased by $1,296,000 from the comparable prior year period. The increase in costs is primarily attributable to the planned increases in sales staff and marketing programs.

     Other income (expense),net for the first quarter of fiscal 2001 and 2000 consisted primarily of interest income on short term investments.


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



                          PART II: OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

A. The Company has filed an Amendment to its Certificate of Incorporation (the "Amendment"). The Amendment increases the authorized shares of Common Stock from 18,000,000 to 54,000,000 resulting from two stock splits. Subsequently, the Company also filed a Restated Certificate of Incorporation which incorporates the Amendment.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

      3      Amendment to Certificate of Incorporation dated August 2, 2000

      3      Restated Certificate of Incorporation dated August 3, 2000

     27      Financial Data Schedule

     99 Press Release reporting results of the first Quarter of Fiscal Year 2001 (Attached).



B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.




Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DATARAM CORPORATION






Date:  September 7, 2000      By:  MARK E. MADDOCKS
      _____________________       ______________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial Officer)



	Page 8 of 8