Form 10-Q
period 2000-10-31
DATARAM CORP
filed 2000-12-13
CIK 27093

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended 10/31/00 or

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

Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of November 28, 2000, there were 8,565,219 shares outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dataram Corporation And Subsidiary

Consolidated Balance Sheets

October 31, 2000 and April 30, 2000

(Unaudited) (Audited)

October 31, 2000 April 30, 2000

Assets

Current Assets:

Cash and cash equivalents $ 17,914,790 $ 13,649,601

Trade receivables, less allowance

for doubtful accounts and sales returns

of $550,000 at October 31, 2000

and $450,000 at April 30, 2000 17,659,726 16,241,229

Inventories 6,775,521 4,651,277

Other current assets 911,608 584,428

__________ __________

Total current assets 43,261,645 35,126,535

Property and equipment, at cost:

Land 875,000 875,000

Machinery and equipment 10,034,939 8,009,925

__________ __________

10,909,939 8,884,925

Less: accumulated depreciation

and amortization 4,727,076 3,877,476

__________ __________

Net property and equipment 6,182,863 5,007,449

Other assets 18,160 17,160

__________ __________

$ 49,462,668 $ 40,151,144

========== ==========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable $ 10,471,265 $ 9,537,747

Accrued liabilities 2,748,374 2,878,550

__________ __________

Total current liabilities 13,219,639 12,416,297

Deferred income taxes 841,000 841,000

Stockholders' Equity:

Common stock, par value $1.00 per share.

Authorized 54,000,000 shares; issued

and outstanding 8,565,219 at October 31,

2000 and 8,278,403 at April 30, 2000 8,565,219 8,278,403

Additional paid in capital 3,271,296 980,461

Retained earnings 23,565,514 17,634,983

__________ __________

Total stockholders' equity 35,402,029 26,893,847

__________ __________

$ 49,462,668 $ 40,151,144

========== ==========

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiary

Consolidated Statements of Earnings

Three and Six Months Ended October 31, 2000 and 1999

(Unaudited)

2000 1999

2nd Quarter Six Months 2nd Quarter Six Months

Revenues $ 39,865,951 $ 77,861,763 $ 29,385,690 $ 50,550,374

Costs and expenses:

Cost of sales 30,755,272 59,615,860 21,940,071 37,354,818

Engineering and development 414,370 786,391 343,087 676,062

Selling, general and administrative 4,059,985 8,405,581 3,857,280 6,907,116

__________ __________ __________ __________

35,229,627 68,807,832 26,140,438 44,937,996

Earnings from operations 4,636,324 9,053,931 3,245,252 5,612,378

Interest income, net 291,983 521,600 117,005 224,687

__________ __________ __________ __________

Earnings before income taxes 4,928,307 9,575,531 3,362,257 5,837,065

Income tax provision 1,877,000 3,645,000 1,281,257 2,225,000

__________ __________ __________ __________

Net earnings $ 3,051,307 $ 5,930,531 $ 2,081,000 $ 3,612,065

========== ========== ========== ==========

Net earnings per share of common stock

Basic $ .36 $ .70 $ .27 $ .46

========== ========== ========== ==========

Diluted $ .31 $ .60 $ .22 $ .38

========== ========== ========== ==========

Weighted average number of common

shares outstanding

Basic 8,559,356 8,493,064 7,790,930 7,809,215

========== ========== ========= =========

Diluted 9,944,063 9,916,452 9,460,072 9,419,416

========== ========== ========= =========

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiary

Consolidated Statements of Cash Flows

Six Months Ended October 31,2000 and 1999

(Unaudited)

2000 1999

Cash flows from operating activities:

Net earnings $ 5,930,531 $ 3,612,065

Adjustments to reconcile net earnings

to net cash provided by

operating activities:

Depreciation and amortization 849,600 600,000

Bad debt expense 148,032 164,450

Changes in assets and liabilities:

Increase in trade receivables (1,566,529) (5,104,167)

Increase in inventories (2,124,244) (1,159,331)

Increase in other current assets (327,180) (177,823)

Increase in other assets (1,000) (555)

Increase in accounts payable 933,518 5,717,957

(Decrease)increase in accrued liabilities (130,176) 214,126

Decrease in income taxes payable 0 (20,000) __________ __________

Net cash provided by

operating activities 3,712,552 3,846,722

__________ __________

Cash flows from investing activities:

Purchase of property and equipment (2,025,014) (740,393)

__________ __________

Net cash used in investing activities (2,025,014) (740,393)

Cash flows from financing activities:

Proceeds from sale of common shares under

stock option plan (including tax benefits) 2,577,651 573,022

Purchase and subsequent cancellation

of common stock 0 (3,382,630)

__________ __________

Net cash used in financing activities 2,577,651 (2,809,608)

__________ __________

Net increase in cash

and cash equivalents 4,265,189 296,721

Cash and cash equivalents at

beginning of year 13,649,601 8,092,527

__________ __________

Cash and cash equivalents at

end of period $ 17,914,790 $ 8,389,248

========== ==========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest $ 32,603 $ 40,484

Income taxes $ 2,055,000 $ 2,065,000

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

October 31, 2000 and 1999

(Unaudited)

Basis of Presentation

The information at October 31, 2000 and for the three and six months ended October 31, 2000 and 1999, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjuction with the audited financial statements for the year ended April 30, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2000 and April 30, 2000 consist of the following categories:

October 31, 2000 April 30, 2000

________________ ______________

Raw material $ 2,601,000 $ 2,454,000

Work in process 1,197,000 223,000

Finished goods 2,978,000 1,974,000

________________ ______________

$ 6,776,000 $ 4,651,000

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

Long-term debt

On October 31, 2000, the Company amended and restated its existing credit facility with its bank. Under the agreement, the Company maintains the revolving credit facility of $12,000,000 until October 31, 2001, at which point it will decrease to $6,000,000 until October 31, 2002. The agreement provides for Eurodollar rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate less 3/4%. The Company is required to pay a commitment fee equal to 1/16 of one percent per annum on the unused commitment. The agreement contains certain restrictive financial covenants including a minimum current ratio, minimum tangible net worth requirement, minimum interest coverage ratio, maximum debt to equity ratio and certain other covenants, as defined by the agreement. There were no borrowings during fiscal 2001 and 2000. As of October 31, 2000, the amount available for borrowing under the revolving credit facility was $12,000,000.

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

Liquidity and Capital Resources

As of October 31, 2000, working capital amounted to $30.0 million reflecting a current ratio of 3.3 compared to working capital of $27.7 million and a current ratio of 2.8 as of April 30, 2000.

During fiscal 2001, the Company amended and restated its $12 million unsecured revolving credit line with its bank. On October 31, 2001, $6 million of the facility is scheduled to expire and on October 31, 2002, the remaining $6 million of the facility is scheduled to expire. The Company intends to renew any expiring portion of the facility by the expiration date and maintain a $12 million total facility. As of October 31, 2000 there was no amount outstanding under the line of credit.

Management believes that its working capital together with internally generated funds and its bank line of credit are adequate to finance the Company's operating needs and future capital requirements.

Results of Operations

Revenues for the three month period ending October 31, 2000 increased 36% to $39,866,000 compared to revenues of $29,386,000 for the comparable prior year period. Unit volume measured in gigabytes shipped increased by approximately 22% over the prior comparable year period. The increase in revenues was the result of increased demand for the Company's memory products driven by the growth both in shipments of network servers and memory content per server. Revenue for Intel processor based server memory, introduced last year, increased by approximately 125% from second quarter fiscal 2000. Fiscal 2001 six month revenues totaled $77,862,000 versus six month revenues of $50,550,000 for the prior fiscal year, an increase of 54%.

Cost of sales for the second quarter and first six months of fiscal 2001 were 77% and 76%, respectively of revenues versus 75% and 74% for the same prior year periods. The increase in cost of sales as a percentage of revenues is primarily attributable to the growth of shipments of memory for the Intel processor based servers. These products typically carry smaller margins than the remainder of the Company's memory products.

Engineering and development costs in fiscal 2001's second quarter and first six months were $414,000 and $786,000, respectively versus $343,000 and $676,000 for the same prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new servers are introduced.

Selling, general and administrative costs in this year's second quarter and first six months decreased to 10% and 11%, respectively of revenues from 13% and 14% for the same prior year periods. Year-to-date selling, general and administrative costs increased by $1,498,000 in fiscal 2001 versus fiscal 2000. The increase in costs is primarily attributable to planned increases in sales staff and marketing programs.

Interest income, net sfor the second quarter and six months of fiscal 2001 and 2000 consisted primarily of interest income on short term investments.

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

PART II: OTHER INFORMATION

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

27 (a). Financial Data Schedule

28 (a). Press Release reporting results of Second Quarter, Fiscal Year 2001

(Attached).

28 (b). Amendment to revolving line of credit agreement (Attached).

28 (c). Revolving Line of Credit Note.

B. Reports on Form 8-K

No reports on Form 8-K have been filed during the current quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATARAM CORPORATION

Date: November 28, 2000 By: MARK E. MADDOCKS

Mark E. Maddocks

Vice President, Finance

(Principal Financial Officer)