Form 10-Q/A
period 2000-10-31
DATARAM CORP
filed 2000-12-22
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                               FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the quarterly period ended      10/31/00      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                            DATARAM CORPORATION
_________________________________________________________________________
   (Exact name of registrant as specified in its charter)

           New Jersey                             22-1831409
_______________________________          ________________________________
(State or other jurisdiction of                 (I.R.S.  Employer
Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
________________________________________________________________________
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (609) 799-0071

_________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X         No
         __________       __________

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
Cash flows from operating activities:
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

Concentration of credit risk

Financial instruments that potentially subject the Company to concen-tration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company per-forms ongoing evaluations of its customers' financial condition, as well as general economic conditions and, generally, requires no collateral from its customers.

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



                                     DATARAM CORPORATION



Date:     November 28, 2000          By:     MARK E. MADDOCKS
      _______________________             ________________________
                                            Mark E. Maddocks
                                            Vice President, Finance
                                            (Principal Financial Officer)


	Page 8 of 8
	Page 8 of 8