Form 10-Q
period 2001-01-31
DATARAM CORP
filed 2001-03-08
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the quarterly period ended      1/31/01      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                      DATARAM CORPORATION
______________________________________________________________________
   (Exact name of registrant as specified in its charter)

     New Jersey                              22-1831409
__________________________________        _________________________
 (State or other jurisdiction of             (I.R.S.  Employer
  incorporation or organization)              Identification No.)

     P.O. Box 7528, Princeton, NJ                    08543
______________________________________________________________________
 (Address of principal executive offices)         (Zip Code)

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

               Yes     X         No
                    _______          _______

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of March 5, 2001, there were 8,480,219 shares outstanding.




                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiary
                            Consolidated Balance Sheets
                         January 31, 2001 and April 30, 2000

                                               (Unaudited)               (Audited)
                                              January 31, 2001         April 30, 2000
Assets
Current Assets:
   Cash and cash equivalents                   $  20,822,683            $  13,649,601
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $500,000 at January 31, 2001
     and $450,000 at April 30, 2000              12,247,972                16,241,229
   Inventories                                    4,365,580                 4,651,277
   Other current assets                           1,381,290                   584,428
                                                 __________                __________
     Total current assets                        38,817,525                35,126,535

Property and equipment, at cost:
   Land                                             875,000                   875,000
   Machinery and equipment                       10,597,030                 8,009,925
                                                 __________                __________
                                                 11,472,030                 8,884,925
   Less: accumulated depreciation
     and amortization                             5,033,643                 3,877,476
                                                 __________                __________
Net property and equipment                        6,438,387                 5,007,449
Other assets                                         18,160                    17,160
                                                 __________                __________
                                             $   45,274,072             $  40,151,144
                                                 ==========                ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $    4,690,385             $   9,537,747
   Accrued liabilities                            2,481,686                 2,878,550
                                                 __________                __________
     Total current liabilities                    7,172,071                12,416,297

Deferred income taxes                               841,000                   841,000
Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 54,000,000 shares; issued and
outstanding 8,480,219 at January 31, 2001
      and 8,278,403 at April 30, 2000             8,480,219                 8,278,403
   Additional paid in capital                     4,012,708                   980,461
   Retained earnings                             24,768,074                17,634,983
                                                 __________                __________

        Total stockholders' equity               37,261,001                26,893,847
                                                 __________                __________
                                              $  45,274,072             $  40,151,144
                                                 ==========                ==========
See accompanying notes to consolidated financial statements.

                                            -2-

                                             Dataram Corporation and Subsidiary
                                             Consolidated Statements of Earnings
                                  Three and Nine Months Ended January 31, 2001 and 2000
                                                           (Unaudited)
                                                            2001                              2000

                                               3rd Quarter       Nine Months     3rd Quarter        Nine Months
Revenues                                     $  26,828,999      $ 104,690,762    $ 25,727,507     $ 76,277,881

Costs and expenses:
   Cost of sales                                19,837,798         79,453,658      19,456,699       56,811,517
   Engineering and development                     386,366          1,172,757         371,643        1,047,705
   Selling, general and administrative           3,728,176         12,133,757       3,076,099        9,983,215
                                                __________         __________      __________       __________
                                                23,952,340         92,760,172      22,904,441       67,842,437

Earnings from operations                         2,876,659         11,930,590       2,823,066        8,435,444

Interest income, net                               317,387            838,987         123,432          348,119
                                                __________         __________      __________       __________

Earnings before income taxes                     3,194,046         12,769,577       2,946,498        8,783,563

Income tax provision                             1,164,000          4,809,000       1,121,000        3,346,000
                                                __________         __________      __________       __________
Net earnings                                 $   2,030,046       $  7,960,577    $  1,825,498     $  5,437,563
                                                ==========         ==========      ==========       ==========
Net earnings per share of common stock
   Basic                                     $         .24       $        .94    $        .23     $        .69
                                                ==========         ==========      ==========       ==========
   Diluted                                   $         .21       $        .81    $        .19     $        .56
                                                ==========         ==========      ==========       ==========
Weighted average number of common
   shares outstanding
   Basic                                         8,515,316          8,500,481       7,983,154        7,867,180
                                                ==========         ==========       =========        =========
   Diluted                                       9,745,422          9,842,041       9,780,524        9,658,011
                                                ==========         ==========       =========        =========
See accompanying notes to consolidated financial statements.
                                                          -3-

                          Dataram Corporation and Subsidiary
                        Consolidated Statements of Cash Flows
                         Nine Months Ended January 31, 2001 and 2000
                                      (Unaudited)

                                                       2001                    2000
Cash flows from operating activities:
   Net earnings                                 $  7,960,577            $  5,437,563
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
       Depreciation and amortization               1,156,167                 939,000
       Bad debt expense                               61,470                  38,819
       Changes in assets and liabilities:
         Decrease in trade receivables             3,931,787                 879,042
         Decrease (increase) in inventories          285,697                (679,844)
         Increase in other current assets           (796,862)               (574,228)
         Increase in other assets                     (1,000)                   (555)
         (Decrease)increase in accounts payable   (4,847,362)              1,404,205
         (Decrease)increase in accrued liabilities  (396,864)                130,956
         Decrease in income taxes payable                  0                (250,408)
                                                  __________              __________

    Net cash provided by
      operating activities                         7,353,610               7,324,550
                                                   __________              __________

Cash flows from investing activities:
   Purchase of property and equipment             (2,587,105)             (1,260,608)
                                                  __________              __________
   Net cash used in investing activities          (2,587,105)             (1,260,608)


Cash flows from financing activities:
   Proceeds from sale of common shares under
      stock option plan (including tax benefits)   3,434,301               1,631,713
   Purchase and cancellation of common stock      (1,027,724)             (3,382,630)

                                                  __________              __________
   Net cash provided by (used in) financing        2,406,577             (1,750,917)
      activities                                  __________              __________

Net increase in cash
   and cash equivalents                            7,173,082               4,313,025
Cash and cash equivalents at
   beginning of year                              13,649,601               8,092,527
                                                  __________              __________

Cash and cash equivalents at
   end of period                                $ 20,822,683            $ 12,405,552
                                                  ==========              ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     32,603            $     40,484
      Income taxes                              $  2,885,000            $  3,340,000

See accompanying notes to consolidated financial statements.

                                               -4-

                      Notes to Consolidated Financial Statements
                              January 31, 2001 and 2000
                                     (Unaudited)

Basis of Presentation

The information at January 31, 2001 and for the three and nine months ended January 31, 2001 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjuction with the audited financial statements for the year ended April 30, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Split

On November 10, 1999, the Company's Board of Directors announced a three-for-two stock split effected in the form of a dividend for shareholders of record at the close of business on November 24, 1999 and payable December 15, 1999. The stock split has been charged to additional paid in capital in the amount of $263,000 and retained earnings in the amount of $2,377,000. Weighted average shares outstanding and net earnings per share in the accompanying financial statements have been restated to give retroactive effect to the stock split.


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

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2001 and April 30, 2000 consist of the following categories:

                    January 31, 2001    April 30, 2000
                    ________________    ______________
Raw material        $      1,958,000    $    2,454,000
Work in process              499,000           223,000
Finished goods             1,909,000         1,974,000
                    ________________    ______________
                    $      4,366,000    $    4,651,000
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

Long-term debt

During the second quarter of fiscal 2001, the Company amended and restated its credit facility with its bank. Under the agreement, the Company maintains a revolving credit facility of $12,000,000 through October 31, 2001, at which point it will decrease to $6,000,000 through October 31, 2002. The agreement provides for Eurodollar rate loans, CD rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate less 3/4%. The Company is required to pay a commitment fee equal to 1/16 of one percent per annum on the unused commitment. The agreement contains certain restrictive financial covenants including a minimum current ratio, minimum tangible net worth requirement, minimum interest coverage ratio, maximum debt to equity ratio and certain other covenants, as defined by the agreement. There were no borrowings during fiscal 2001 and 2000. As of January 31, 2001, the amount available for borrowing under the revolving credit facility was $12,000,000.


Stock repurchase plan

On June 15, 1999, the Company announced an open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company's common stock. During the third quarter ended January 31, 2001, the Company repurchased 87,400 shares at a total cost of $1,028,000. The remaining number of shares authorized for purchase under the program is 294,700 shares.

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

Liquidity and Capital Resources

     As of January 31, 2001, working capital amounted to $31.6 million reflecting a current ratio of 5.4 compared to working capital of $22.7 million and a current ratio of 2.8 as of April 30, 2000.

     During fiscal 2001, the Company amended and restated its $12 million unsecured revolving credit line with its bank. On October 31, 2001, $6 million of the facility is scheduled to expire and on October 31, 2002, the remaining $6 million of the facility is scheduled to expire. The Company intends to renew any expiring portion of the facility by the expiration date and maintain a $12 million total facility. As of January 31, 2001, there was no amount outstanding under the line of credit.

Management believes that its working capital together with internally generated funds and its bank line of credit are adequate to finance the Company's operating needs and future capital requirements.

Results of Operations

     Revenues for the three month period ended January 31, 2001 were $26,829,000 compared to revenues of $25,728,000 for the comparable prior year period. Unit volume measured as gigabytes shipped increased 29% in the third quarter as compared to the prior year period. However, average selling price per gigabyte shipped declined by 19% as compared to the prior year period. The decline in selling prices was industry wide and was the result of the continued reduction of the purchase cost of DRAMs. Fiscal 2001 nine month revenues totaled $104,691,000 versus nine month revenues of $76,278,000 for the prior fiscal year.

     Cost of sales for the third quarter and nine months of fiscal 2001 were 74% and 76%, respectively of revenues versus 73% and 70% for the same prior year periods. The increase in cost of sales is primarily the result of product mix.

     Engineering and development costs in fiscal 2001's third quarter and nine months were $386,000 and $1,173,000, respectively, versus $372,000 and $1,048,000 for the same prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in fiscal 2001's third quarter and nine months were 14% and 12% of revenues, respectively, versus 14% and 16% of revenues, for the comparable prior year periods. Three month total expenditures increased by $652,000 from the comparable prior year period. Nine month selling, general and administrative costs increased by $2,151,000 in fiscal 2001 versus fiscal 2000. The increase in cost is primarily the result of the planned increases in sales staff, including expansion of the Company's facility in the United Kingdom, and marketing programs.

     Interest income, net for the third quarter and nine months of fiscal 2001 and 2000 consisted primarily of interest income on short term investments.


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

PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

     27 (a). Press Release reporting results of Third Quarter, Fiscal Year 2001 (Attached).



B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATARAM CORPORATION






Date: March 6, 2001           By:  MARK E. MADDOCKS
     _______________________      __________________________
                                  Mark E. Maddocks
                                  Vice President, Finance
                                  (Principal Financial Officer)



                              By:  ANTHONY M. LOUGEE
                                  __________________________
                                  Anthony M. Lougee
                                  Controller
                                  (Principal Accounting Officer)