Form 10-K
period 2001-04-30
DATARAM CORP
filed 2001-07-26
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2001.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on July 23, 2001 was $72,375,779.

     The number of shares of Common Stock outstanding on July 23, 2001:
8,538,119 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 12, 2001 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  2001 Annual Report to Security Holders

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

     Item 13.  Certain Relationships and Related
               Transactions . . . . . . . . . . . . . . . . . . 15

Part IV

     Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K . . . . . . . 16

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                              PART I
Item 1.  BUSINESS

     (a)  General Development of Business.

     Dataram develops, manufactures and markets memory products for use with workstations, network servers, desktop computers, notebooks and non-computer applications. The Company's computer-related memory products expand the capacity and extend the economic useful life of the installed base of computers manufactured by Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), Compaq Computer ("Compaq"), Silicon Graphics, Inc. ("SGI"), International Business Machines Corporation ("IBM") and many PC manufacturers. The Company also manufactures a line of memory products for Intel motherboard based servers for sale to original equipment manufacturers
(OEMs)and channel assemblers.

     In fiscal 2001, the Company was adversely effected by the worldwide retrenchment in computer sales. Not only did capital spending on new equipment decrease, there came to market a substantial quantity of fairly new used equipment from companies with discontinued operations in the internet area which created a reduced market for new equipment. In part, the Company was able to offset this trend by the sale of upgrades to existing equipment. The Company was also affected by the worldwide collapse in DRAM prices. DRAM prices represent approximately 80% of the cost of the Company's final product. For the most part, competitive pressures require the Company to pass through decreases in prices to customers. As a result, average selling prices of the Company's products declined in the second half of the fiscal year by approximately 35% from the first half of the year. This trend has continued into fiscal 2002. However, in this negative economic environment, the Company was nevertheless able to maintain and slightly expand its profit margins and to remain profitable through careful inventory management.

     Also in fiscal 2001, the Company acquired certain of the assets of Memory Card Technology A/S ("MCT"), a Danish manufacturer of memory boards for notebooks, desktop computers and other applications, which is in suspension of payments under Danish bankruptcy law. MCT had expanded capacity rapidly, maintained substantial inventory on hand, and was highly leveraged. As a consequence, MCT was particularly unprepared for the worldwide retrenchment and became insolvent. Dataram purchased from the Supervisor appointed to administer MCT's affairs certain of its assets, including worldwide sales facilities and production facilities located in Denmark. The purchase price of these assets consisted of $28,581,000 which was paid both in cash and by the assumption of certain payables and accrued expenses of $1,825,000. In addition, Dataram incurred acquisition costs of approximately $1,600,000 and assumed capital leases of approximately $5,300,000.

     Dataram was incorporated in New Jersey in 1967 and made its initial public offering in 1968. Its common stock, $1 par value (the "Common Stock") was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 186 Princeton Road (Route 571), West Windsor, New Jersey 08550, its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is at http://www.dataram.com.

                           RISK FACTORS

     WE MAY HAVE TO SUBSTANTIALLY INCREASE OUR WORKING CAPITAL REQUIREMENTS IN THE EVENT OF DRAM ALLOCATIONS. Over the past 20 years, availability of DRAMs has swung back and forth from over supply to shortage. In times of shortage, Dataram has been forced to invest substantial working capital resources in building and maintaining inventory. At such times Dataram has bought DRAMs in excess of its customers' needs in order to ensure future allocations from DRAM manufacturers. Dataram believes that the market for DRAMs is presently out of balance and there is an oversupply of DRAMS, but there can be no assurance that conditions of shortage may not prevail in the future. In the event of a shortage, Dataram may not be able to obtain sufficient DRAMs to meet customers' needs in the short term, and Dataram may have to invest substantial working capital resources in order to meet long term customer needs.

     WE COULD SUFFER LOSSES IF DRAM PRICES DECLINE SUBSTANTIALLY. Dataram is often required to maintain substantial inventories during periods of shortage and allocation. During periods of increasing availability of DRAM and rapidly declining prices, Dataram has been forced to write down inventory.
At the present time, the market is one of over supply, and Dataram seeks to maintain a minimum inventory while meeting the needs of customers. But there can be no assurance that Dataram will not suffer losses in the future based upon high inventories and declining DRAM prices.

     OUR MEMORY PRODUCTS MAY VIOLATE OTHERS' PATENTS. Certain of Dataram's memory products are designed to be used with proprietary computer systems built by various OEM manufacturers. Dataram often has to comply with proprietary memory designs which may be patented, now or at some time in the future. OEMs have, at times, claimed that we have violated their patent rights by adapting our computer memory products to meet the requirements of their systems. It is the policy of Dataram to, in unclear cases, either obtain an opinion of patent counsel prior to marketing, or obtain a license from the patent holder. Dataram is presently licensed by Sun Microsystems to sell memory products for their principal products. However, there can be no assurance that memory designs will not be created in the future which will, in fact, be patented and which patent holders will require the payment of substantial royalties as a condition for Dataram's continued presence in the segment of the market covered by the patent or they may not give us a license. Nor can there be any assurance that Dataram's existing products do not violate one or more existing patents.

     WE MUST INTEGRATE MCT'S ASSETS INTO OUR OPERATIONS. In March of 2001 the Company purchased certain assets of MCT which have been merged into Dataram International. The Company faces challenges in integrating Dataram International's operations into the overall operations of the Company. These challenges include integration of data processing systems, the supervision of new personnel, the training of Dataram International's sales force to sell Dataram's server products and dealing with business in foreign locations from Colombia to Italy to Singapore. The Company will inevitably incur additional costs in integrating Dataram International's operations into Dataram's systems and business. There is no assurance that integration of all of Dataram International's operations will be successfully completed at projected costs, nor can there be any assurance that the integrated business will be profitable, particularly as MCT had suffered operating losses in the two preceding years.

     WE FACE COMPETITION FROM OEMs. Dataram sells its products at a lower price than OEMs. Customers will often pay some premium for the "name brand" product when buying additional memory and OEMs seek to exploit this tendency by having a high profit margin on memory products. However, individual OEMs could change their policy and price memory products competitively. While Dataram believes that with its manufacturing efficiency and low overhead it still will be able to compete favorably with OEMs, in such an event profit margins and earnings would be adversely affected.

     WE MAY LOSE AN IMPORTANT CUSTOMER. During fiscal 2001, no single customer accounted for 10% of the Company's revenue. However, the largest ten customers accounted for approximately 35% of the Company's revenue.
Moreover, the Company's international operations are more concentrated on a few OEM's and distributors. There can be no assurance that one or more of these customers will cease or materially decrease their business with the Company in the future and that Dataram's financial performance will not be adversely affected thereby.

     WE FACE COMPETITION FROM DRAM MANUFACTURERS. DRAM manufacturers not only sell their product as discreet devices, but also as finished memory modules. They primarily sell these modules directly to computer manufacturers and large distributors and as such compete with the Company on a limited basis. There can be no assurance that they will not continue to expand their market and customer base. In such a case, they would become a more direct competitor to the Company and the Company's profit margins and earnings could be adversely affected.

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

     WE MAY MAKE UNPROFITABLE ACQUISITIONS. Dataram has for some time explored the possibility of acquiring one or more businesses in the technology sector. While the Company is not currently engaged in discussions which could lead to an acquisition, the possibility exists that an acquisition will be made at some time in the future. Uncertainty surrounds all acquisitions and it is possible that a particular acquisition may not result in a benefit to shareholders, particularly in the short term.

     WE MAY BE SUBJECT TO UNKNOWN LIABILTIES ARISING FROM THE ACQUISITION OF MCT'S ASSETS. While the Company purchased assets and assumed only a limited and discrete liability in connection with the MCT transaction, and while the Company believes that it has conducted adequate due diligence, there can be no assurance that the Company will not be held liable for liabilities of MCT which at the present are unknown and unforeseen. The Company believes that it has made reservations for all known risks that could have a material impact upon the Company.

     A SIGNIFICANT PORTION OF THE COMPANY'S OPERATIONS ARE DESIGNED PRINCIPALLY TO MEET THE NEEDS OF THE VERY COMPETITIVE PC MARKET. As a result of the acquisition of certain assets of MCT, the Company, in addition to server memory, now develops, manufacturers and markets a variety of memory products for use with notebooks and desktop computers that are mainly IBM compatible, plus memory products for digital cameras, digital printers, image processors, print controllers, multi-function centers, routers and video cards as well as flash memory. Many of these products are sold to OEMs and incorporated into computers and other equipment. This is an intensely competitive market.

     WE MAY BE ADVERSELY AFFECTED BY EXCHANGE RATE FLUCTUATIONS. A portion of our accounts receivable and a portion of our expenses are denominated in foreign currencies. These proportions change over time. As a result, the Company's revenues and expenses may be adversely affected, from time to time, by changes in the relationship of the dollar to various foreign currencies on foreign exchange markets.

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

     (c)  Narrative Description of Business.

     Dataram develops, manufactures and markets a variety of memory products for use with workstations and network servers, including those sold by Sun, HP, Compaq (including DEC), SGI and IBM. The Company sells memory products both for new machines and for the installed base of these classes of computers at prices less than the computer manufacturer. The Company also develops, manufactures and markets memory boards for desktop computers and notebooks and other applications, principally based on sales to OEMs and distributors.


Industry Background

     The market for the Company's memory products ranges from desktop and notebook computers to workstations and network servers. These systems have been important to the growth of the Internet.

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

     Dataram continues to design, produce and market memory products for workstations and network servers sold by Sun, HP, Compaq, Silicon Graphics and IBM. Additionally, the Company produces and markets memory for Intel processor based motherboards for use by OEMs and channel assemblers.

     The "open system" philosophy espoused by most of the general computer industry has played a part in enlarging the market for third party vendors. Under the "open system" philosophy, manufacturers adhere to industry design standards, enabling users to "mix and match" hardware and software products from a variety of vendors so that a system can be configured for the user's application in the most economical manner with reduced concern for compatibility and support. Memory products for desktop and notebook computers, workstations and network servers have become commodities with substantial competition from OEMs and a number of independent memory manufacture suppliers.

     Generally, growth in memory markets closely follows both the growth in unit shipments of system vendors and the growth of memory requirements per system.

Business Strategy

     Market Growth

     Generally, growth in the memory market closely follows both the growth in unit shipments of system vendors and the growth of memory requirements per system. Management estimates that the long term growth rate measured by revenue in the market for its products is approximately 20% annually.

     Market Penetration

     In addition to the growth in the market, management estimates that sales by system vendors constitute 80% of the memory market in fiscal 2001. Thus, there is an opportunity for growth through penetration of the system vendor's market share. To successfully compete with system vendors, Dataram must continue to respond to customers' needs in a short time frame. To support customers' needs, the Company has two dedicated and highly automated manufacturing facilities that are designed to produce and ship customer orders within twenty-four hours or less.

     Geographic Expansion

     Approximately 72% of Dataram's fiscal 2001 revenues were derived from sales in the United States with the remainder principally in Western Europe and the Asia Pacific region. With the acquisition of certain of MCT's assets, the Company now has an expanded customer base and sales offices in 16 countries. As part of its integration process, the Company now markets its server, desktop and notebook memory products to that customer base utilizing its entire sales force


Products

     The Company's principal business is the development, manufacture and marketing of memory products which can be added to workstations, network servers, desktop and notebook computers to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for Dataram and other independent memory manufacturers is straightforward and allows for the use of many standard components.

Distribution Channels

     Dataram sells its memory products to OEM's, distributors, value-added resellers and larger end-users. The Company has sales offices in New Jersey, Denmark, The United Kingdom, Germany, Italy, Colombia, Argentina, Chile, Mexico, Australia, New Zealand, Japan, Hong Kong, Singapore, Malaysia and Thailand.

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

Working Capital Requirements

     The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal cost is low as a percentage of the total cost of the product. As a result, the world-wide market for DRAMs has swung in the past from periods of substantial over supply, resulting in falling prices for DRAMs, to wide availability of DRAMs, rapid delivery of DRAMs and ability of the Company to have minimum inventories to meet the needs of customers; to periods of shortage, where DRAMs are allocated and where the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. This volatility in the price and availability of the Company's basic raw material requires Dataram to maintain substantial cash and credit resources at all times. At April 30, 2001, the Company had cash and cash equivalents of $10,236,000 and also had available an unused line of credit in the amount of $15 million. At the present time, the market for DRAMs is one of over supply.

Memory Product Complexity

     DRAM memory products for workstations and servers had, for many years, been undergoing a process of simplification with a corresponding decline in profit margins as competitors' entry into the market became easier. However, recent trends in the market have seen the development by OEMs of more complex memory designs. This has enabled Dataram to increase its margins somewhat. Memory products for desktop and notebook computers are much simpler, but gross margins are lower and market competition is more intense.

Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. Dataram designs prototype memory products and subjects them to reliability testing procedures. During its fiscal year ended April 30, 2001, the Company incurred costs of $1,673,000 for engineering and product development compared to $1,391,000 in fiscal 2000 and $1,373,000 in fiscal 1999.

Raw Materials

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

Manufacturing

     The Company assembles its memory boards manufacturing facilities in Bucks County, Pennsylvania and Aarhus, Denmark.

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year. The Company believes that backlog is generally not material to its business since the Company usually ships its memory products on the same day an order is received.

Seasonality

     The Company's business can be seasonal as the market for desktop and notebook memory generally is seasonal.

Competition

     The intensely competitive computer industry is characterized by rapid technological change and constant pricing pressures. These characteristics are equally applicable to the third party memory market, where pricing is a major consideration in the buying decision. Dataram competes with Sun, HP, Compaq, Silicon Graphics and IBM, as well as with a number of third party memory suppliers, including Kingston Technology.

     Although many of Dataram's competitors possess significantly greater financial, marketing and technological resources, the Company competes favorably based on the buying criteria of price/performance, time-to-market, product quality, reliability, service/support, breadth of product line and compatibility with computer system vendors' technology. Dataram's objective is to continue to remain strong in all of these areas with particular focus on price/performance and time-to-market, which management believes are two of the more important criteria in the selection of third party memory product suppliers. Market research and analysis capability by the Company is necessary to ensure timely information on new products and technologies coming from the computer system vendors and from the overall memory market. Dataram must continue low cost, high volume production while remaining flexible to satisfy the time-to-market requirement.

     The Company believes that its 34-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty and service program which provides customers with added confidence in buying from Dataram. See "Business-Product Warranty and Service."

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

Employees

     As of April 30, 2001, the Company had 385 full-time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environment

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2002) or the succeeding fiscal year (fiscal
2003).

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        2001          93,557     24,273    12,747       130,577
        2000          85,832     14,865     8,455       109,152
        1999          56,292     13,960     5,601        75,853

                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        2001           71.6%      18.6%       9.8%        100.0%
        2000           78.6%      13.6%       7.8%        100.0%
        1999           74.2%      18.4%       7.4%        100.0%

     The Company's acquisition of MCT's assets will result in significantly more of Dataram's revenue in future periods arising from sources outside of the United States and the above table is not representative of future operations.

Item 2.   Properties

     The Company occupies approximately 24,000 square feet of space for administrative, sales, research and development and manufacturing support in West Windsor Township, New Jersey under a lease expiring on June 30, 2006.

     The Company leases a 90,000 square foot office and assembly plant in Aarhus, Denmark. The lease expires on July 1, 2009.

     The Company leases a 32,000 square foot assembly plant in Bucks County, Pennsylvania. The lease expires on January 31, 2006 and the Company has a two-year renewal option.

     The Company also leases marketing facilities in The United Kingdom, Germany, Italy, Mexico, Colombia, Argentina, Chile, Australia, New Zealand, Japan, Singapore, Malaysia, Hong Kong and Thailand.

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

                                 PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     Incorporated by reference herein is the information set forth in the Company's 2001 Annual Report to Security Holders under the caption "Common Stock Information" at page 9.


Item 6.   Selected Financial Data

     Incorporated by reference herein is the information set forth in the 2001 Annual Report to Security Holders under the caption "Selected Financial Data" at page 20.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Incorporated by reference herein is the information set forth in the 2001 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 6 through page 8.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Incorporated by reference herein is the information set forth in the 2001 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 8.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule     Page in
                                                            Annual
                                                            Report*

Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 2001 and 2000.   9

   Consolidated Statements of Earnings - Years ended
        April 30, 2001, 2000 and 1999. . . . . . . . . . . . . 10

   Consolidated Statements of Cash Flows -
        Years ended April 30, 2001, 2000 and 1999. . . . . . . 11

   Consolidated Statements of Stockholders' Equity
        and Comprehensive Income -
        Years ended April 30, 2001, 2000 and 1999. . . . . . . 12

   Notes to Consolidated Financial Statements -
        April 30, 2001, 2000 and 1999. . . . . . . . . . . .13-18

   Independent Auditors' Report on Consolidated
        Financial Statements. . . . . . .  . . .  . . . .  . . 19


                                                           Page in
Financial Statement Schedule:                                10-K

   Valuation and Qualifying Accounts -
        Years ended April 30, 2001, 2000 and 1999 . . . . . .  13
   Independent Auditors' Report on
        Financial Statement Schedule  . . . . . . . . . . . .  14

   All other schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.
--------------
*Incorporated herein by reference.

Schedule II
                             DATARAM CORPORATION AND SUBSIDIARIES

                                Valuation and Qualifying Accounts

                            Years ended April 30, 2001, 2000 and 1999

                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions     Balance
                                        beginning     and       from      at close
       Description                      of period     expenses  reserves  of period
       ___________                      _________     ________  _________ _________
Year ended April 30, 2001:
   Allowance for doubtful accounts
     and sales returns                  $ 450,000      144,000   144,000    450,000

Year ended April 30, 2000:
   Allowance for doubtful accounts
     and sales returns                  $ 450,000       58,000    58,000*   450,000

   Reserve for inventory obsolescence   $  25,000         --      25,000      --

Year ended April 30, 1999:
   Allowance for doubtful accounts
     and sales returns                  $ 450,000      125,000   125,000*   450,000

   Reserve for inventory obsolescence   $  50,000         --      25,000     25,000



___________________________
*Represents write-offs and recoveries of accounts receivable.

                        INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Dataram Corporation:



Under date of June 6, 2001, we reported on the consolidated balance sheets of Dataram Corporation and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended April 30, 2001, as contained in the April 30, 2001 Annual Report to Security Holders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

                                            KPMG LLP

Short Hills, New Jersey
June 6, 2001

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

               2.    Financial Statement Schedule included in
                     Part II of this Report.

          (b)  Reports on Form 8-K:

               1. Current Report on Form 8-K to report under Item 2 an acquisition of certain assets of Memory Card
                   Technology on March 23, 2001.

               2. First Amendment to such Current Report to amend the Item 2 description of the purchase consideration and to furnish financial statements of the business acquired and pro forma financial information.

          (c)  Exhibits:

               The Exhibit Index appears on page 18.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DATARAM CORPORATION
                                 (Registrant)

Date:  July 20, 2001             By: ROBERT V. TARANTINO

                                 ________________________________
                                 Robert V. Tarantino, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  July 20, 2001             By: ROBERT V. TARANTINO

                                 ________________________________
                                  Robert V. Tarantino, President
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

Date:  July 20, 2001             By: RICHARD HOLZMAN

                                 ________________________________
                                   Richard Holzman, Director

Date:  July 20, 2001             By: THOMAS A. MAJEWSKI

                                 ________________________________
                                   Thomas A. Majewski,
                                   Director

Date:  July 20, 2001             By: BERNARD L. RILEY

                                 ________________________________
                                   Bernard L. Riley, Director

Date:  July 20, 2001             By: ROGER C. CADY

                                 ________________________________
                                   Roger C. Cady, Director

Date:  July 20, 2001             By: MARK E. MADDOCKS

                                 ________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX



3(a)  Certificate of Incorporation*

3(b)  By-Laws*

4(a)  Credit Agreement with First Union National Bank

4(b)  First Amendment to Credit Agreement with First Union National Bank

10(a) 1992 Incentive and Non-Statutory Stock Option Plan*

10(b) Lease

10(d) Savings and Investment Retirement Plan*

10(e) Employment Agreement of Robert V. Tarantino*

10(h) Asset Purchase Agreement with Memory Card Technology A/S**

13(a) 2001 Annual Report to Shareholders

24(a) KPMG LLP Independent Accountant's Consent for S-8 Registration
      No. 33-56282

99(a) Earnings Press Release

99(b) Acquisition Press Release

99(c) Consummation of the Acquisition Press Release


* Incorporated by reference from an Annual Report on Form 10-K for the fiscal year ended April 30, 1994.

**Incorporated by reference from a Current Report on Form 8-K with respect to an event which occurred on March 23, 2001