Form 10-Q
period 2001-07-31
DATARAM CORP
filed 2001-09-13
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      7/31/01      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                 DATARAM CORPORATION
_____________________________________________________________
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

     Yes     X         No
           _____            _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of September 5, 2000, there were 8,538,119 shares outstanding.


                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         July 31, 2001 and April 30, 2001
                                   (Unaudited)


                                              July 31, 2001    April 30, 2001
Assets
Current Assets:
   Cash and cash equivalents                 $   11,871,035     $  10,235,321
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $375,000 at July 31, 2001
     and $450,000 at April 30, 2001              11,369,263        17,641,248
   Inventories                                    4,374,412         5,924,738
   Other current assets                           1,124,576           888,353
                                                 __________        __________
     Total current assets                        28,739,286        34,689,660

Property and equipment, at cost:
   Land                                             875,000           875,000
   Machinery and equipment                       18,193,247        17,713,735
                                                 __________        __________
                                                 19,068,247        18,588,735

   Less: accumulated depreciation
     and amortization                             6,568,766         5,362,666
                                                 __________        __________
Net property and equipment                       12,499,481        13,226,069

Other assets                                        396,626           365,160

Goodwill                                         11,144,000        11,144,000
Intangible assets, less accumulated amortization  5,559,000         5,856,000
                                                 __________        __________

                                             $   58,338,393     $  65,280,889
                                                 ==========        ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Current installments of obligations
     under capital leases                    $      978,000     $     978,000
   Current installments of long-term debt         2,000,000         2,000,000
   Accounts payable                               2,925,790         7,218,697
   Accrued liabilities                            3,820,394         3,960,495
                                                 __________        __________
     Total current liabilities                    9,724,184        14,157,192

Deferred income taxes                               948,000           948,000
Long-term debt, excluding current installments    7,500,000         8,000,000
Obligations under capital leases, excluding
     current installments                         3,820,000         4,133,000
                                                 __________        __________
     Total liabilities                           21,992,184        27,238,192

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 54,000,000 shares; issued and
      outstanding 8,538,119 at July 31, 2001
      and 8,492,219 at April 30, 2001             8,538,119         8,492,219
   Additional paid in capital                     4,199,939         4,064,708
   Retained earnings                             23,610,709        25,402,770
   Accumulated other comprehensive income (loss)     (2,558)           83,000
                                                 __________        __________

        Total stockholders' equity               36,346,209        38,042,697
                                                 __________        __________
                                              $  58,338,393     $  65,280,889
                                                 ==========        ==========

See accompanying notes to consolidated financial statements.


                        Dataram Corporation and Subsidiaries
                        Consolidated Statements of Operations
                      Three Months Ended July 31, 2001 and 2000
                                   (Unaudited)





                                                   2001              2000


Revenues                                     $  22,570,281      $  37,995,812

Costs and expenses:
   Cost of sales                                15,624,829         28,860,588
   Engineering and development                     594,182            372,021
   Selling, general and administrative           6,056,119          4,345,596
   Restructuring charges                         1,200,000                  0
   Intangible asset amortization                   297,000                  0
                                                __________         __________
                                                23,772,130         33,578,205

Earnings (loss) from operations                 (1,201,849)         4,417,607



Interest income (expense), net                    (154,513)           229,617

Earnings (loss) before income taxes             (1,356,362)         4,647,224

Income tax provision                               405,000          1,768,000
                                                __________         __________
Net earnings (loss)                          $  (1,761,362)      $  2,879,224
                                                ==========         ==========

Net earnings (loss) per share of common stock
   Basic                                     $        (.21)      $        .34
                                                ==========         ==========
   Diluted                                   $        (.21)      $        .29
                                                ==========         ==========


Weighted average number of common
   shares outstanding
   Basic                                         8,524,195          8,426,771
                                                ==========         ==========
   Diluted                                       8,524,195          9,958,790
                                                ==========         ==========


See accompanying notes to consolidated financial statements.


                         Dataram Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows
                       Three Months Ended July 31,2001 and 2000
                                    (Unaudited)

                                                    2001               2000

Cash flows from operating activities:
   Net earnings (loss)                          $ (1,761,362)    $  2,879,224
   Adjustments to reconcile net earnings (loss)
     to net cash provided by
     operating activities:
       Depreciation and amortization               1,503,100          424,800
       Bad debt expense (recovery)                   (59,877)          96,866
       Changes in assets and liabilities:
         (Increase) decrease in trade receivables  6,331,862       (1,900,187)
         (Increase) decrease in inventories        1,550,326       (1,592,582)
         Increase in other current assets           (722,974)        (113,630)
         Increase in other assets                    (31,466)               0
         Increase (decrease) in accounts payable  (4,292,907)       1,738,228
         Decrease in accrued liabilities            (215,551)        (368,837)
         Increase in income taxes payable            472,000          610,599
                                                  __________       __________

    Net cash provided by
      operating activities                         2,773,151        1,774,481
                                                  __________       __________


Cash flows from investing activities-
   Purchase of property and equipment               (474,869)        (764,703)


Cash flows from financing activities:
   Principal payment on short-term portion of debt  (500,000)                0
   Principal payments under capital
      lease obligations                             (313,000)                0
   Proceeds from sale of common shares under
      stock option plan (including tax benefits)     201,675         1,593,314
   Purchase and subsiquent cancellation
      of common stock                                (51,243)                0

                                                  __________        __________
   Net cash provided by (used in) financing         (662,568)        1,593,314
      activities                                  __________        __________

Net increase in cash
   and cash equivalents                            1,635,714         2,603,092
Cash and cash equivalents at
   beginning of period                            10,235,321        13,649,601
                                                  __________        __________

Cash and cash equivalents at
   end of period                                $ 11,871,035      $ 16,252,693
                                                  ==========        ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $    282,169      $     32,603
      Income taxes                              $    230,000      $    250,000

See accompanying notes to consolidated financial statements.


                    Notes to Consolidated Financial Statements
                              July 31, 2001 and 2000
                                   (Unaudited)



Basis of Presentation

The information for the three months ended July 31, 2001 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires that items defined as other comprehensive income, such as unrealized investment gains and losses and translation gains and losses, be seperately classified in the consolidated financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid in capital in the equity section of the consolidated balance sheet. Comprehensive loss for the three months ended July 31, 2001 was $1,847,000 compared to comprehensive income of $2,879,000 for the three months ended July 31, 2000.


Acquisition

On March 23, 2001, the Company acquired certain assets, principally including inventory, accounts receivable and equipment of Memory Card Technology A/S ("MCT"), a corporation in suspension of payments under Danish bankruptcy law. MCT designs and manufactures memory from its facility in Denmark and has sales offices in Europe, Latin America and the Pacific Rim. The Company purchased the assets from MCT for total consideration of approximately $32,006,000 of which approximately $28,581,000 was paid in cash plus the assumption of certain payables and accrued expenses, certain direct transaction cost and certain MCT employee rationalization costs all of which total approximately $3,425,000. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of identifiable net tangible and identifiable intangible assets acquired in the amount of $11,369,000 represents goodwill which includes approximately $1,100,000 which had been assigned to the value of the workforce acquired. The results of operations of MCT for the period from May 1, 2001 through July 31, 2001 have been included in the consolidated results of operations of the Company.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company's foreign subsidiaries' functional currency is the U.S. dollar as all revenues are received in U.S. dollars and a majority of expenditures are made in U.S. dollars. The Company and its foreign subsidiaries report in U.S. dollars. For subsidiaries that maintain their accounts in currencies other than the U.S. dollar, the Company uses the current method of translation whereby the statements of operations are translated using the average exchange rate and the assets and liabilities are translated using the year end exchange rate. Foreign currency translation gains or losses are recorded as a separate component of accumulated other comprehensive income or loss. Foreign currency non-monetary assets and liabilities are translated using historical rates of exchange. Foreign currency transaction gains or losses are included in the consolidated statement of earnings.

Restructuring charges

In fiscal 2002's first quarter, the Company initiated a restructuring of its operations which resulted in a workforce reduction of approximately 25% and certain other cost efficiencies. The Company recorded a restructuring charge of $1,200,000, in the quarter ended July 31, 2001 which primarily relates to severance payments. As of July 31, 2001, the Company had paid out approximately $173,000 of the charges with the majority of the balance expected to be paid in the Company's fiscal second quarter.

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2001 and April 30, 2001 consist of the following categories:


                       July 31, 2001    April 30, 2001
                    ________________    ______________
Raw material        $      2,165,000    $    2,841,000
Work in process               74,000           236,000
Finished goods             2,135,000         2,848,000
                    ________________    ______________
                    $      4,374,000    $    5,925,000
                    ================    ==============

Derivative Financial Instruments

Effective May 1, 2001, the Company adopted SFAS 133. This Statement requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation. In an effort to limit its interest expense and cash flow exposure, the Company entered into an interest rate swap agreement on and for the duration of the Company's $10,000,000 term loan.

In accordance with the provisions in SFAS 133, the Company designated this swap as a cash flow hedge and recorded the fair value of the instruments on the balance sheet at that date, with a correspondening adjustment to comprehensive earnings. Due to the nature and characteristics of the Company's designated hedging instruments, all adjustments to the fair values of such instruments will be adjusted via comprehensive earnings. The effect of adopting SFAS 133 at May 1, 2001, and the amounts recorded related to its derivative financial instruments as of and for the three month period ended July 31, 2001, were not material to the Company's consolidated financial position and did not impact the Company's consolidated results of operations or cash flows.



New Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted the provisions of Statement 141 upon issuance. The Company has elected to adopt the provisions of Statement 142 in its first fiscal quarter ended July 31, 2001, also as allowed by the statement.

Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Since the Company has adopted Statement 142, the Company has reassessed, as of May 1, 2001 the useful lives and residual values of all intangible assets acquired in purchase business combinations, and did not make any amortization period adjustments. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company tested the intangible asset for impairment in accordance with the provisions of Statement 142 in the first interim period. There was no impairment loss.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. The Company is in the process of completing this task.

As of the date of adoption, the Company has unamortized goodwill in the amount of $11,144,000 and unamortized identifiable intangible assets in the amount of $5,856,000 all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $210,000 and $0 for the year ended April 30, 2001 and the three months ended July 31, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any goodwill transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



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


Liquidity and Capital Resources

     As of July 31, 2001, working capital amounted to $19.0 million reflecting a current ratio of 3.0 compared to working capital of $20.5 million and a current ratio of 2.5 as of April 30, 2001.

     During fiscal 2001, the Company entered into a credit facility with its bank which provided for a $10 million term loan and a $15 million revolving credit line. The Company's prior $12 million revolving credit facility was closed. The term loan matures in March 2006 and is payable in twenty equal quarterly installments. In May 2001, the Company entered into an arrangement with its bank which fixes the interest rate of the term loan at 7.16% for the duration of the loan. The credit facility contains financial covenants as defined in the agreement which the Company was not in compliance with at July 31, 2001, but for which it has received a waiver of compliance. At July 31, 2001 the amount outstanding under the term loan was $9.5 million. At July 31, 2001 the amount available for borrowing under the revolving credit line was $15 million. Management believes that its working capital together with internally generated funds and its bank line of credit are adequate to finance the Company's operating needs and future capital requirements.





Results of Operations


     Revenues for the three month period ending July 31, 2001 were $22,570,000 compared to revenues of $37,996,000 for the comparable prior year period. Revenues in this year's fiscal first quarter include $9,836,000 attributable to the operations of the Company's acquisition which was completed in March, 2001. The decrease in revenues was primarily the result of decreased average selling prices for the Company's products caused by the decline in price of Dynamic Random Access Memory (DRAM) chips, the primary raw material used in the Company's products. During the quarter ended July 31, 2001, DRAM prices declined by more than 50% from the beginning of the quarter to the end of the quarter and by approximately 90% from the first quarter of last fiscal year. As a result of this decline, average selling prices for the Company's products in this year's first quarter have declined by approximately 75% from the comparable prior year period.

Cost of sales for the first quarter were 69% of revenues versus 76% for the same prior year period. The decrease in cost of sales as a percentage of revenues is attributable to the fact that the Company's average selling prices for its products did not decline at the same rate that its primary raw material (DRAM) costs declined.

     Engineering and development costs in fiscal 2002's first quarter were $594,000 versus $372,000 for the same prior year period. Fiscal 2002's first quarter includes $135,000 of engineering and development expense incurred by the operations of the Company's acquisition. The Company intends to maintain its commitment to the timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in fiscal 2002's first quarter increased to 27% of revenues from 11% for the same prior year period. Three month total expenditures increased by $1,711,000 from the comparable prior year period, of which approximately $2,400,000 is related to the Company's acquired operations. Prior year fiscal first quarter expenses included approximately $500,000 of variable compensation expenses, which were not incurred in fiscal 2002's first quarter.

In fiscal 2002's first quarter, the Company initiated a restructuring of its operations which resulted in a workforce reduction of approximately 25% and certain other cost efficiencies. Accordingly, in the quarter ended July 31, 2001, the Company recorded a restructuring charge of $1,200,000, which primarily relates to severance payments. As of July 31, 2001, the Company had paid out approximately $173,000 of the charges with the majority of the balance expected to be paid in the Company's fiscal second quarter. The restructuring is expected to reduce future operating expenses by approximately $4 million, annually.

     Intangible asset amortization recorded in fiscal 2002's first quarter was $297,000 versus nil in fiscal 2001.

     Other income (expense),net totaled ($155,000) and $230,000 for fiscal 2002 and 2001 first quarter, respectively. Other income (expense), net in fiscal 2002's first quarter consisted of interest expense of $250,000 and interest income of $95,000. Fiscal 2001's first quarter other income (expense), net of $230,000 consisted primarily of interest income on short term investments.

     Income tax expense in fiscal 2002's first quarter was $405,000 versus $1,768,000 in the comparable prior year period. For fiscal 2002, income tax expense was recognized on income realized in the United States and no income tax benefit was recognized for losses incurred in international subsidiaries. Fiscal 2001's first quarter expense included only the Company's normal combined federal and state tax expense with an effective rate of approximately 38%.


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



                          PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits

     27 (a). Press Release announcing restructuring of operations (Attached)

     27 (b). Press Release reporting results of First Quarter, Fiscal Year 2002 (Attached).


B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.
      Two reports on Form 8-KA were filed during the current quarter.




Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATARAM CORPORATION






Date:  September 13, 2001     By: MARK E. MADDOCKS
      ______________________      ____________________
                              Mark E. Maddocks
                              Vice President, Finance
                              (Principal Financial Officer)


	Page 8 of 8