Form 10-Q
period 2001-10-31
DATARAM CORP
filed 2001-12-13
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      10/31/01      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                           DATARAM CORPORATION
_____________________________________________________________________________
   (Exact name of registrant as specified in its charter)

     New Jersey                              22-1831409
_______________________________       _______________________________________
(State or other jurisdiction of       (I.R.S.  Employer Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
_____________________________________________________________________________
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (609) 799-0071

_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X         No
                 _______          _______

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of December 8, 2001, there were 8,453,669 shares outstanding.



                           PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation And Subsidiary
                            Consolidated Balance Sheets
                         October 31, 2001 and April 30, 2001
                                   (Unaudited)


                                           October 31, 2001     April 30, 2001
Assets
Current Assets:
   Cash and cash equivalents                  $  15,005,859     $   10,235,321
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     and allowances of $320,000
     at October 31, 2001 and
     $450,000 at April 30, 2001                   9,372,491         17,641,248
   Inventories                                    3,371,493          5,924,738
   Other current assets                           1,387,802            888,353
                                                 __________         __________
     Total current assets                        29,137,645         34,689,660

Property and equipment, at cost:
   Land                                             875,000            875,000
   Machinery and equipment                       13,009,549         12,620,735
   Capitialized equipment leases                  5,093,000          5,093,000
                                                 __________         __________
                                                 18,977,549         18,588,735
   Less: accumulated depreciation
     and amortization                             7,552,866          5,362,666
                                                 __________         __________
Net property and equipment                       11,424,683         13,226,069

Other assets                                        408,626            365,160
Goodwill                                         11,144,000          9,957,000
Intangible assets, less accumulated amortization
 of $683,000 at October 31, 2001 and
 $90,000 at April 30, 2001                        5,263,000          7,043,000
                                                 __________         __________
                                             $   57,377,954      $  65,280,889
                                                 ==========         ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Current installments of obligations
     under capital leases                    $    1,018,000      $     978,000
   Current installments of long-term debt         2,000,000          2,000,000
   Accounts payable                               3,678,138          7,218,697
   Accrued liabilities                            2,875,164          3,945,744
   Income taxes payable                             452,751             14,751
                                                __________          __________
     Total current liabilities                   10,024,053         14,157,192

Deferred income taxes                               948,000            948,000
Long-term debt, excluding current installments    7,000,000          8,000,000
Obligations under capital leases, excluding
    current installments                          3,687,000          4,133,000
                                                 __________         __________
     Total liabilities                           21,659,053         27,238,192
Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,453,669 at October 31,
      2001 and 8,492,219 at April 30, 2001        8,453,669          8,492,219
   Additional paid in capital                     4,183,674          4,064,708
   Retained earnings                             23,329,224         25,402,770
   Accumulated other comprehensive income (loss)   (247,666)            83,000
                                                 __________         __________
        Total stockholders' equity               35,718,901         38,042,697
                                                 __________         __________
                                              $  57,377,954      $  65,280,889
                                                 ==========         ==========

See accompanying notes to consolidated financial statements.


                                 Dataram Corporation and Subsidiary
                                 Consolidated Statements of Earnings
                         Three and Six Months Ended October 31, 2001 and 2000
                                            (Unaudited)



                                                            2001                              2000
                                               2nd Quarter         Six Months     2nd Quarter       Six Months

Revenues                                     $  19,173,245      $  41,743,526    $ 39,865,951     $ 77,861,763

Costs and expenses:
   Cost of sales                                12,052,304         27,677,133      30,755,272       59,615,860
   Engineering and development                     413,263          1,007,445         414,370          786,391
   Selling, general and administrative           5,209,747         11,265,866       4,059,985        8,405,581
   Restructuring charges                                 0          1,200,000               0                0
   Intangible asset amortization                   296,000            593,000               0                0
                                                __________         __________      __________       __________
                                                17,971,314         41,743,444      35,229,627       68,807,832

Earnings from operations                         1,201,931                 82       4,636,324        9,053,931


Interest income                                     97,638            193,294         291,983          521,600
Interest expense                                   240,544            490,713               0                0
                                                __________         __________      __________       __________

Income (loss) before income taxes                1,059,025           (297,337)      4,928,307        9,575,531

Income tax provision                               899,000          1,304,000       1,877,000        3,645,000
                                                __________         __________      __________       __________
Net income (loss)                            $     160,025       $ (1,601,337)    $ 3,051,307      $ 5,930,531
                                                ==========         ==========      ==========       ==========




Net earnings per share of common stock
   Basic                                     $         .02        $      (.19)    $       .36      $       .70
                                                ==========         ==========      ==========       ==========
   Diluted                                   $         .02       $       (.19)    $       .31      $       .60
                                                ==========         ==========      ==========       ==========


Weighted average number of common
   shares outstanding
   Basic                                         8,479,908          8,502,051       8,559,356        8,493,064
                                                ==========         ==========       =========        =========
   Diluted                                       9,291,317          8,502,051       9,944,063        9,916,452
                                                ==========         ==========       =========        =========


See accompanying notes to consolidated financial statements.


                      Dataram Corporation and Subsidiary
                    Consolidated Statements of Cash Flows
                  Six Months Ended October 31,2001 and 2000
                                (Unaudited)

                                                       2001             2000

Cash flows from operating activities:
   Net earnings (loss)                          $ (1,601,337)    $  5,930,531
   Adjustments to reconcile net earnings (loss)
     to net cash provided by
     operating activities:
       Depreciation and amortization               2,827,200          849,600
       Bad debt expense                                2,079          148,032
       Changes in assets and liabilities:
        (Increase) decrease in trade receivables   8,266,679       (1,566,529)
        (Increase) decrease in inventories         2,553,245       (2,124,244)
         Increase in other current assets           (499,449)        (327,180)
         Increase in other assets                    (43,466)          (1,000)
         Increase (decrease) in accounts payable  (3,540,559)         933,518
         Decrease in accrued liabilities          (1,186,668)        (130,176)
         Increase in income taxes payable            438,000                0
                                                  __________       __________

    Net cash provided by
      operating activities                         7,215,724        3,712,522
                                                  __________       __________


Cash flows from investing activities:
   Purchase of property and equipment               (868,814)
(2,025,014)
   Proceeds from sale of property and equipment      190,000                0
                                                 ___________       __________
   Net cash used in investing activities            (678,814)      (2,025,014)
                                                 ___________       __________

Cash flows from financing activities:
   Principal payments on short-term
      portion of debt                             (1,000,000)               0
   Principal payments under capital
      lease obligations                             (406,000)               0
   Proceeds from sale of common shares under
      stock option plan, including tax benefits      206,939        2,577,651
   Purchase and subsequent cancellation
      of common stock                               (598,733)               0
                                                  __________       __________
   Net cash provided by (used in)
      financing activities                        (1,797,794)       2,577,651
                                                  __________       __________

Effect of foreign currency translation
      on cash and cash equivalents                    31,422                0
                                                  __________       __________

Net increase in cash and cash equivalents          4,770,538        4,265,189
Cash and cash equivalents at
   beginning of year                              10,235,321       13,649,601
                                                  __________       __________
Cash and cash equivalents at
   end of period                                $ 15,005,859     $ 17,914,790
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $    490,713     $     32,603
      Income taxes                              $    805,000     $  2,055,000


See accompanying notes to consolidated financial statements.



                  Notes to Consolidated Financial Statements
                          October 31, 2001 and 2000
                                 (Unaudited)



Basis of Presentation

The information at October 31, 2001 and for the three and six months ended October 31, 2001 and 2000, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjuction with the audited financial statements for the year ended April 30, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Comprehensive Income (loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires that items defined as other comprehensive income, such as unrealized investment gains and losses and foreign currency translation gains and losses, be seperately classified in the consolidated financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid in capital in the equity section of the consolidated balance sheet. Comprehensive loss for the three and six months ended October 31, 2001 was $85,000 and $1,932,000, respectively. Comprehensive income for the prior year three and six months ended October 31, 2000 was $3,051,000 and $5,931,000, respectively.


Acquisition

On March 23, 2001, the Company acquired certain assets, principally including inventory, accounts receivable and equipment of Memory Card Technology A/S ("MCT"), a corporation in suspension of payments under Danish bankruptcy law. MCT designs and manufactures memory from its facility in Denmark and has sales offices in Europe, Latin America and the Pacific Rim. The Company purchased the assets from MCT for total consideration of approximately $32,006,000 of which approximately $28,581,000 was paid in cash plus the assumption of certain payables and accrued expenses, certain direct transaction cost and certain MCT employee rationalization costs all of which total approximately $3,425,000. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of identifiable net tangible and identifiable intangible assets acquired in the amount of $11,144,000 represents goodwill which, as of October 31, 2001, includes approximately $1,100,000 which had been assigned to the workforce acquired (See New Accounting Standards). The results of operations of MCT for the period from May 1, 2001 through October 31, 2001 have been included in the consolidated results of operations of the Company.



Significant Accounting Policies


Principles of consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company's foreign subsidiaries' functional currency is the U.S. dollar as all revenues are received in U.S. dollars and a majority of expenditures are made in U.S. dollars. The Company and its foreign subsidiaries report in U.S. dollars. For subsidiaries that maintain their accounts in currencies other than the U.S. dollar, the Company uses the current method of translation whereby the statements of earnings are translated using the average exchange rate and the assets and liabilities are translated using the period end exchange rate. Foreign currency translation gains or losses are recorded as a separate component of accumulated other comprehensive income or loss. Foreign currency non-monetary assets and liabilities are translated using historical rates of exchange. Foreign currency transaction gains or losses are included in the consolidated statement of earnings. For the three and six month periods ended October 31, 2001 and 2000, the Company had no foreign currency transaction gains or losses.

Restructuring charges

In fiscal 2002's first quarter, the Company initiated a restructuring of its operations which resulted in a workforce reduction of approximately 25%. The Company recorded a restructuring charge of $1,200,000, in the quarter ended July 31,2001 which primarily relates to severance payments. As of October 31, 2001, the Company had paid out approximately $662,000 of the charges with the majority of the balance expected to be paid in the Company's current fiscal year.

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2001 and April 30, 2001 consist of the following categories:

                    October 31, 2001    April 30, 2001
                    ________________    ______________
Raw material        $      1,474,000    $    2,841,000
Work in process              269,000           236,000
Finished goods             1,628,000         2,848,000
                    ________________    ______________
                    $      3,371,000    $    5,925,000
                    ================    ==============

Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with servers, workstations, desktop and notebook computers which are manufactured by various companies. Revenues for the three and six month periods ended October 31, 2001 by geographic region is as follows:

                                     Three months ended    Six months ended
                                      October 31, 2001     October 31, 2001
                                       ________________    ________________
United States                          $      9,925,000    $     20,725,000
Europe                                        5,005,000          11,960,000
Other (prinicipally Asia Pacific)             4,243,000           9,059,000
                                       ________________    ________________
Consolidated                           $     19,173,000    $     41,744,000
                                       ================    ================

Long-lived assets (which consist of property and equipment, goodill and identifiable intangible assets) and total assets by geographic region as of October 31, 2001 is as follows:
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $       5,729,000    $   20,181,000
Europe                     21,923,000        35,652,000
Other                         180,000         1,545,000
                    _________________    ______________
Consolidated        $      27,832,000    $   57,378,000
                    =================    ==============


Derivative Financial Instruments

Effective May 1, 2001, the Company adopted SFAS 133. This Statement requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation. In an effort to limit its interest expense and cash flow exposure, the Company entered into an interest rate swap agreement on and for the duration of the Company's $10,000,000 variable rate term loan. The swap agreement fixed the interest rate at 7.16% for the entire loan balance and for the entire loan term.

In accordance with the provisions in SFAS 133, the Company designated this swap as a cash flow hedge and recorded the fair value of the instruments on the balance sheet at that date, with a correspondening adjustment to comprehensive earnings (loss). Due to the nature and characteristics of the Company's designated hedging instruments, all adjustments to the fair values of such instruments will be adjusted via comprehensive earnings. The effect of adopting SFAS 133 at May 1, 2001, and the amounts recorded related to its derivative financial instruments as of and for the six month period ended October 31, 2001, were not material to the Company's consolidated financial position and did not impact the Company's consolidated results of operations or cash flows. The Company's credit facility contains financial covenants as defined in the agreement which the Company was not in compliance with at October 31, 2001, but for which it has received a waiver of compliance.

New Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company adopted the provisions of Statement 141 upon issuance. The Company has elected to adopt the provisions of Statement 142 in its first fiscal quarter ended July 31, 2001, as allowed by the Statement.

Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Effective May 1, 2001, approximately $1.2 million assigned to the value of the MCT workforce has been reclassified to goodwill. Since the Company has adopted Statement 142, the Company has reassessed, as of May 1, 2001 the useful lives and residual values of all intangible assets acquired in purchase business combinations, and did not make any amortization period or carrying value adjustments. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 in the first interim period. There are no indefinite life intangible assets.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company has completed this task and has concluded that the estimated fair value of its acquired business (MCT),which is the reporting unit as defined by Statement 142, as of May 1, 2001, exceeded its carrying amount and therefore no indication of an impairment of the goodwill on the MCT transaction existed upon the adoption of the statement.

As of May 1, 2001, the date of adoption, the Company has unamortized goodwill in the amount of $11,144,000 and unamortized identifiable intangible assets (customer list) in the amount of $5,856,000 all of which will be subject to the transition provisions of Statements 141 and 142. The customer list is being amortized over 5 years, with $1.2 million of amortization expense expected per year. Amortization expense related to goodwill (including value assigned to the workforce) was $255,000 for the year ended April 30, 2001. The Company's diluted earnings per share for fiscal 2001 would have been $0.90 per share versus $0.88 per share as previously reported, had this amortization expense not been reported. There was no goodwill amortization expense in the three and six months ended October 31, 2000 as the Company's acquisition was not consumated until March 2001. Accordingly, the adoption of this Statement does not require a proforma net income calculation for those prior three and six month periods. Although the Company evaluated the carrying value of its intangible assets and goodwill as of May 1, 2001 and concluded that such assets had not been impaired, continued economic weakness and its associated impact on capital spending coupled with the overall decline in pricing for DRAMs and its associated impact on the Company's selling prices has put pressure on the Company's worldwide operations. As such, the Company believes another impairment analysis will be required for both the intangible assets and the acquired goodwill. Such analysis is expected to be performed when the DRAM market stabilizes which management expects will be in the next several months. It is not practical to reasonably estimate the impact of the reassessment at this time.

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


Results of Operations

     In fiscal 2002's first quarter, the Company initiated a restructuring of its operations, which resulted in a workforce reduction of approximately 25%. Accordingly, in the quarter ended July 31, 2001, the Company recorded a restructuring charge of $1,200,000, which primarily related to severance payments. As of October 31, 2001, the Company had paid out approximately $662,000 of the charges with the balance expected to be paid in the Company's current fiscal year. The restructuring is expected to reduce operating expenses by approximately $4 million annually.

     Revenues for the three month period ending October 31, 2001 were $19,173,000 compared to revenues of $39,866,000 for the comparable prior year period. Fiscal 2002 six month revenues totaled $41,744,000 versus six month revenues of $77,862,000 for the prior fiscal year. Revenues in this year's fiscal second quarter include $7,835,000 attributable to the operations of the Company's acquisition, which was completed in March 2001. Six month revenues attributable to the Company's acquired operations were $17,671,000. The decrease in revenues was primarily the result of decreased average selling prices for the Company's products caused by the decline in price of Dynamic Random Access Memory (DRAM) chips, the primary raw material used in the Company's products. During the quarter ended October 31, 2001, DRAM prices declined by more than 40% from the beginning of the quarter to the end of the quarter and by approximately 85% from the second quarter of last fiscal year. As a result of this decline, average selling prices for the Company's products in this year's second quarter have declined by approximately 85% from the comparable prior year period.

     Cost of sales for the second quarter and six months of fiscal 2002 were 63% and 66% of revenues, respectively versus 77% for the same prior year periods. The decrease in cost of sales as a percentage of revenues is attributable to the fact that the Company's average selling prices for its products did not decline at the same rate that its primary raw material (DRAM) costs declined.

     Engineering and development costs in fiscal 2002's second quarter and six months were $413,000 and $1,007,000, respectively, versus $414,000 and $786,000 for the same prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in fiscal 2002's second quarter and six months increased to 27% of revenues for the quarter and six months from 10% and 11%, respectively for the same prior year periods. Three and six month total expenditures increased by $1,150,000 and $2,860,000 from the comparable prior year periods. However, on a sequential quarter basis, selling, general and administrative costs have been reduced by $846,000 primarily as a result of the previously mentioned restructuring of the Company's operations, which was initiated at the end of this fiscal year's first quarter.


     Intangible asset amortization recorded in fiscal 2002's second quarter and six month was $296,000 and $593,000, respectively versus nil for the same periods in fiscal 2001 as the Company's acquisition was not consummated until March 2001.

     Other income (expense), net for the second quarter and six months totaled ($143,000) and ($297,000) for fiscal 2002 and $292,000 and $522,000 for the same periods in fiscal 2001. Other income (expense), net for fiscal 2002's three and six months consisted of interest expense of $241,000 and $490,000 offset by interest income of $98,000 and $193,000. Fiscal 2001's three and six months other income (expense), net of consisted primarily of interest income on short-term investments.

     Income tax expense for the three and six months ended October 31, 2001 was $899,000 and $1,304,000, respectively versus $1,877,000 and $3,645,000 in the comparable prior year periods. For the current fiscal year, income tax expense was recognized on income realized in the United States at an effective rate of 38% and no income tax benefit was recognized for losses incurred in international subsidiaries. The prior year's three and six month expense included only the Company's normal combined federal and state tax expense with an effective rate of approximately 38%.

Liquidity and Capital Resources

     As of October 31, 2001, working capital amounted to $19.1 million reflecting a current ratio of 2.9 compared to working capital of $20.5 million and a current ratio of 2.5 as of April 30, 2001.

     The Company's trade receivables, inventory and accounts payable balances have declined by $8,267,000, $2,553,000 and $3,541,000, respectively from the beginning of the fiscal year. This is primarily the result of the the declining revenue levels previously discussed. The Company turns its receivables and inventory at approximately the same rate regardless of its revenue level. Therefore, these assets can be expected to expand or contract in a manner that corresponds with revenue changes.

     The Company' capital expenditures this fiscal year to date total $868,000. Management expects that capital expenditures for the remainder of the fiscal year to be at similar levels.

     During the second fiscal quarter, the Company purchased and retired 91,250 shares of its common stock at a total price of $599,000 under its existing open market repurchase authorization. As of October 31, 2001, the total number of shares remaining available for purchase under the current authorization is 203,450 shares.

     During fiscal 2001, the Company entered into a credit facility with its bank which provided for a $10 million term loan and a $15 million revolving credit line. The Company's prior $12 million revolving credit facility was closed. The term loan matures in March 2006 and is payable in twenty equal quarterly installments. In May 2001, the Company entered into an arrangement with its bank which fixes the interest rate of the term loan at 7.16% for the duration of the loan. The credit facility contains financial covenants as defined in the agreement which the Company was not in compliance with at October 31, 2001, but for which it has received a waiver of compliance. At October 31, 2001 the amount outstanding under the term loan was $9.0 million. At October 31, 2001 the amount available for borrowing under the revolving credit line was $15 million. Management believes that its working capital together with internally generated funds and its bank line of credit are adequate to finance the Company's long term operating needs and future capital requirements.

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



PART II: OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Annual Meeting of Stockholders was held on September 12, 2001. Proxies were solicited for the meeting pursuant to Regulation 14 and there was no solicitation in opposition to management's nominees as listed in the proxy statement circulated.

     (b)  All nominees to the board of directors were elected.

     (c) The stockholders approved the 2001 Stock Option Plan by the following vote:

          FOR:  3,341,897      AGAINST:  868,289      ABSTAIN:  113,519

     The stockholders ratified the selection of KPMG, LLP as independent certified public accountants of the Company for the fiscal year ending April 30, 2002.

          FOR:  7,404,404      AGAINST:  44,754       ABSTAIN:  23,849


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     99 Press Release reporting results of Second Quarter, Fiscal Year 2002 (Attached).


     (b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.




Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATARAM CORPORATION





       December 13, 2001             MARK E. MADDOCKS
Date: ___________________     By:  _______________________
                                     Mark E. Maddocks
                                     Vice President, Finance
                                     (Principal Financial Officer)