Form 10-Q
period 2002-01-31
DATARAM CORP
filed 2002-03-08
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      01/31/02      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                           DATARAM CORPORATION
______________________________________________________________________________
   (Exact name of registrant as specified in its charter)

     New Jersey                                       22-1831409
__________________________________        ____________________________________
  (State or other jurisdiction of        (I.R.S.  Employer Identification No.)
   incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
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

     Yes     X         No
           _____           _____

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of March 4, 2002, there were 8,487,419 shares outstanding.



                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation And Subsidiaries
                            Consolidated Balance Sheets
                         January 31, 2002 and April 30, 2001
                                   (Unaudited)


                                           January 31, 2002    April 30, 2001
Assets
Current Assets:
   Cash and cash equivalents                   $  2,838,470     $  10,235,321
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     and allowances of $320,000
     at January 31, 2002 and
     $450,000 at April 30, 2001                  11,521,047        17,641,248
   Inventories                                    6,567,576         5,924,738
   Prepaid income taxes                             558,000                 0
   Other current assets                           1,051,659           888,353
                                                 __________        __________
     Total current assets                        22,536,752        34,689,660

Property and equipment, at cost:
   Land                                             875,000           875,000
   Machinery and equipment                       17,035,241        12,620,735
   Capitialized equipment leases                          0         5,093,000
                                                 __________        __________
                                                 17,910,241        18,588,735
   Less: accumulated depreciation
     and amortization                             7,574,260         5,362,666
                                                 __________        __________
Net property and equipment                       10,335,981        13,226,069

Other assets                                        384,626           365,160

Goodwill                                         11,144,000         9,957,000

Intangible assets, less accumulated amortization
 of $5,946,000 at January 31, 2002 and
 $90,000 at April 30, 2001                                0         7,043,000
                                                 __________        __________
                                              $  44,401,359     $  65,280,889
                                                 ==========        ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Current installments of obligations
     under capital leases                     $           0     $     978,000
   Current installments of long-term debt                 0         2,000,000
   Accounts payable                               6,547,206         7,218,697
   Accrued liabilities                            1,943,121         3,945,744
   Income taxes payable                                   0            14,751
                                                 __________        __________
     Total current liabilities                    8,490,327        14,157,192

Deferred income taxes                               948,000           948,000
Long-term debt, excluding current installments    3,900,000         8,000,000
Obligations under capital leases, excluding
    current installments                                  0         4,133,000
                                                 __________        __________
     Total liabilities                           13,338,327        27,238,192

Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,453,669 at January 31,
      2002 and 8,492,219 at April 30, 2001        8,453,669         8,492,219
   Additional paid in capital                     4,270,674         4,064,708
   Retained earnings                             18,546,267        25,402,770
   Accumulated other comprehensive income (loss)   (207,578)           83,000
                                                 __________        __________
        Total stockholders' equity               31,063,032        38,042,697
                                                 __________        __________
                                              $  44,401,359     $  65,280,889
                                                 ==========        ==========

See accompanying notes to consolidated financial statements.


                        Dataram Corporation and Subsidiaries
                        Consolidated Statements of Operations
                Three and Nine Months Ended January 31, 2002 and 2001
                                   (Unaudited)



                                                            2002                              2001
                                               3rd Quarter        Nine Months     3rd Quarter       Nine Months

Revenues                                     $  19,645,752      $  61,389,278    $ 26,828,999     $104,690,762

Costs and expenses:
   Cost of sales                                12,546,709         40,223,842      19,837,798       79,453,658
   Engineering and development                     438,417          1,445,862         386,366        1,172,757
   Selling, general and administrative           5,292,441         16,558,307       3,728,176       12,133,757
   Restructuring charges                                 0          1,200,000               0                0
   Intangible asset amortization                 5,263,000          5,856,000               0                0
                                                __________         __________      __________       __________
                                                23,540,567         65,284,011      23,952,340       92,760,172

Earnings (loss) from operations                 (3,894,815)        (3,894,733)      2,876,659       11,930,590


Interest income                                     85,709            279,003         317,387          838,987
Interest expense                                  (613,851)        (1,104,564)              0                0
                                                __________         __________      __________       __________
                                                  (528,142)          (825,561)        317,387          838,987

Earnings (loss) before income taxes             (4,422,957)        (4,720,294)      3,194,046       12,769,577

Income tax provision                               360,000          1,664,000       1,164,000        4,809,000
                                                __________         __________      __________       __________
Net earnings (loss)                           $ (4,782,957)      $ (6,384,294)    $ 2,030,046     $  7,960,577
                                                ==========         ==========      ==========       ==========



Net earnings (loss) per share of common stock
   Basic                                     $       (.57)        $      (.75)    $       .24     $        .94
                                                ==========         ==========      ==========       ==========
   Diluted                                   $       (.57)       $       (.75)    $       .21     $        .81
                                                ==========         ==========      ==========       ==========


Weighted average number of common
   shares outstanding
   Basic                                         8,453,669          8,485,924       8,515,316        8,500,471
                                                ==========         ==========       =========        =========
   Diluted                                       8,453,669          8,484,924       9,745,422        9,842,041
                                                ==========         ==========       =========        =========


See accompanying notes to consolidated financial statements.



                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                         Nine Months Ended January 31,2002 and 2001
                                      (Unaudited)


                                                     2002             2001

Cash flows from operating activities:
   Net earnings (loss)                          $ (6,384,294)    $  7,960,577
   Adjustments to reconcile net earnings (loss)
     to net cash provided by
     operating activities:
       Depreciation and amortization               9,174,519        1,156,167
       Bad debt expense (recovery)                  (104,863)          61,470
       Changes in assets and liabilities:
         Decrease in trade receivables             6,225,064        3,931,787
        (Increase) decrease in inventories          (642,838)         285,697
         Increase in other current assets           (721,306)        (796,862)
         Increase in other assets                    (19,466)          (1,000)
         Decrease in accounts payable               (671,491)      (4,847,362)
         Decrease in accrued liabilities          (2,017,374)        (396,864)
                                                  __________       __________

    Net cash provided by
      operating activities                         4,837,951        7,353,610
                                                  __________       __________

Cash flows used in investing activities -
   additions to property and equipment, net         (428,431)      (2,587,105)
                                                 ___________       __________


Cash flows from financing activities:
   Principal payments of term loan               (10,000,000)               0
   Borrowings under revolving line of credit       3,900,000                0
   Principal payments of capital
      lease obligations                           (5,111,000)               0
   Proceeds from sale of common shares under
      stock option plan, including tax benefits      345,183        3,434,301
   Purchase and subsequent cancellation
      of common stock                               (649,976)      (1,027,724)
                                                  __________       __________
   Net cash provided by (used in)
      financing activities                       (11,515,793)       2,406,577
                                                  __________       __________

Effect of foreign currency translation
     on cash and cash equivalents                   (290,578)               0
                                                  __________       __________

Net increase (decrease) in cash and cash
     equivalents                                  (7,396,851)       7,173,082

Cash and cash equivalents at
      beginning of year                           10,235,321       13,649,601
                                                  __________       __________
Cash and cash equivalents at
      end of period                             $  2,838,470     $ 20,822,683
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $  1,104,564     $     32,603
      Income taxes                              $  1,640,000     $  2,055,000


See accompanying notes to consolidated financial statements.


                      Notes to Consolidated Financial Statements
                             January 31, 2002 and 2001
                                   (Unaudited)



Basis of Presentation

The information at January 31, 2002 and for the three and nine months ended January 31, 2002 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjuction with the audited financial statements for the year ended April 30, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Comprehensive Income (loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires that items defined as other comprehensive income, such as unrealized investment gains and losses and foreign currency translation gains and losses, be seperately classified in the consolidated financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid in capital in the equity section of the consolidated balance sheet. Comprehensive loss for the three and nine months ended January 31, 2002 was $4,743,000 and $6,675,000, respectively. Comprehensive income for the prior year three and nine months ended January 31, 2001 was $2,030,000 and $7,961,000, respectively.


Acquisition

On March 23, 2001, the Company acquired certain assets, principally including inventory, accounts receivable and equipment of Memory Card Technology A/S ("MCT"), a corporation in suspension of payments under Danish bankruptcy law. MCT designed and manufactured memory from its facility in Denmark and had sales offices in Europe, Latin America and the Pacific Rim. The Company purchased the assets from MCT for total consideration of approximately $32,006,000 of which approximately $28,581,000 was paid in cash plus the assumption of certain payables and accrued expenses, certain direct transaction cost and certain MCT employee rationalization costs all of which total approximately $3,425,000. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of identifiable net tangible and identifiable intangible assets acquired in the amount of $11,144,000 represents goodwill which, as of January 31, 2002, includes approximately $1,100,000 which had been assigned to the workforce acquired (See New Accounting Standards). The results of operations of MCT for the period from May 1, 2001 through January 31, 2002 have been included in the consolidated results of operations of the Company.



Significant Accounting Policies



Principles of consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company's foreign subsidiaries' functional currency is the U.S. dollar as all revenues are received in U.S. dollars and a majority of expenditures are made in U.S. dollars. The Company and its foreign subsidiaries report in U.S. dollars. For subsidiaries that maintain their accounts in currencies other than the U.S. dollar, the Company uses the current method of translation whereby the statements of earnings are translated using the average exchange rate and the assets and liabilities are translated using the period end exchange rate. Foreign currency translation gains or losses are recorded as a separate component of accumulated other comprehensive income or loss. Foreign currency non-monetary assets and liabilities are translated using historical rates of exchange. Foreign currency transaction gains or losses are included in the consolidated statement of earnings. For the three and nine month periods ended January 31, 2002 and 2001, the Company had no foreign currency transaction gains or losses.

Restructuring charges

In fiscal 2002's first quarter, the Company initiated a restructuring of its operations, which resulted in a workforce reduction of approximately 25%. The Company recorded a restructuring charge of $1,200,000, in the quarter ended July 31, 2001, which primarily relates to severance payments. As of January 31, 2002, the Company had paid out approximately $1,002,000 of the charges with the majority of the balance expected to be paid within the next six months.


Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2002 and April 30, 2001 consist of the following categories:

                    January 31, 2002    April 30, 2001
                    ________________    ______________
Raw material        $      4,037,000    $    2,841,000
Work in process              376,000           236,000
Finished goods             2,155,000         2,848,000
                    ________________    ______________
                    $      6,568,000    $    5,925,000
                    ================    ==============

Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with servers, workstations, desktop and notebook computers which are manufactured by various companies. Revenues for the three and nine month periods ended January 31, 2002 by geographic region is as follows:

                                     Three months ended    Nine months ended
                                      January 31, 2002     January 31, 2002
                                       ________________    ________________
United States                          $     10,310,000    $     31,035,000
Europe                                        7,023,000          18,982,000
Other (prinicipally Asia Pacific)             2,313,000          11,372,000
                                       ________________    ________________
Consolidated                           $     19,646,000    $     61,389,000
                                       ================    ================

Long-lived assets (which consist of property and equipment, and goodwill) and total assets by geographic region as of January 31, 2002 is as follows:

                    Long-lived assets     Total assets
                    _________________    ______________
United States       $       5,651,000    $   16,964,000
Europe                     15,610,000        24,138,000
Other                         219,000         3,299,000
                    _________________    ______________
Consolidated        $      21,480,000    $   44,401,000
                    =================    ==============

Long-term Debt

On April 16, 2001 the Company entered into a $10,000,000 term note ("term note") and a $15,000,000 revolving credit line ("credit line") with a commercial bank (together, referred to as the "credit facility"). On January 21, 2002 the Company amended and restated its credit facility. The credit facility contains financial covenants as defined in the agreement which the Company was in compliance with at January 31, 2002. The term note was due in twenty quarterly installments of $500,000 until March 31, 2006. The Company repaid the term loan in its entirety in January, 2002. As of January 31, 2002, the amount borrowed under the revolving credit line is $3,900,000 and $11,100,000 remains available for borrowing.


Derivative Financial Instruments

Effective May 1, 2001, the Company adopted SFAS 133. This Statement requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation. In an effort to limit its interest expense and cash flow exposure, the Company entered into an interest rate swap agreement on and for the duration of the Company's $10,000,000 variable rate term loan. The swap agreement fixed the interest rate at 7.16% for the entire loan balance and for the entire loan term, which had approximately. In accordance with the provisions in SFAS 133, the Company designated this swap as a cash flow hedge and recorded the fair value of the instruments on the balance sheet at that date, with a correspondening adjustment to comprehensive earnings (loss). In January, 2002, the Company repaid its term loan and terminated its interest rate swap agreement. The early termination of the interest rate swap agreement result in a charge of approximately $259,000 which was recorded as interest expense in the consolidated statements of operations for the three and nine month periods ended January 31, 2002.


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

Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform to the new criteria in Statement 141 for recognition apart from goodwill. Effective May 1, 2001, approximately $1.2 million assigned to the value of the MCT workforce has been reclassified to goodwill. Since the Company has adopted Statement 142, the Company has reassessed, as of May 1, 2001 the useful lives and residual values of all intangible assets acquired in purchase business combinations, and did not make any amortization period or carrying value adjustments. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 in the first interim period. There are no indefinite life intangible assets.

In connection with the transitional goodwill impairment evaluation, Statement 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company has completed this task in its second quarter ended October 31, 2001 and concluded that the estimated fair value of its acquired business (MCT),which is the reporting unit as defined by Statement 142, as of May 1, 2001, exceeded its carrying amount and therefore no indication of an impairment of the goodwill on the MCT transaction existed upon the adoption of the statement.

As of May 1, 2001, the date of adoption, the Company had unamortized goodwill in the amount of $11,144,000 and unamortized identifiable intangible assets (acquired customer base) in the amount of $5,856,000, which was subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill (including value assigned to the workforce) was $255,000 for the year ended April 30, 2001. The Company's diluted earnings per share for fiscal 2001 would have been $0.90 per share versus $0.88 per share as previously reported, had this amortization expense not been reported. There was no goodwill amortization expense in the three and nine months ended January 31, 2001 as the Company's acquisition was not consumated until March 2001. Accordingly, the adoption of this Statement does not require a proforma net income calculation for those prior three and nine month periods. The Company evaluated the carrying value of both its intangible assets and goodwill as of May 1, 2001 and concluded that such assets had not been impaired. The Company has previously stated that due to the pressure on the Company's worldwide operations caused by continued economic weakness and its associated impact on capital spending coupled with the overall decline in pricing for DRAMs and its associated impact on the Company's selling prices that it would be required to perform another impairment analysis for both the intangible assets and the acquired goodwill. That analysis was performed in the third quarter ended January 31, 2002. The Company evaluated the carrying value of goodwill as of January 31, 2002 and concluded that the asset had not been impaired. The Company also evaluated the carrying value of its intangible assets (acquired customer base) and concluded that it was in fact impaired. The Company's integration activities have included: narrowing its combined product offerings to certain strategic platforms; redefining its targeted customer base; and directing the efforts of its acquired sales force to sell memory products only for those identified platforms through the targeted customer base. As a result, the Company's customer base has changed and the future cash flows expected to be generated by the acquired customer base, as it existed at the date of acquisition no longer supported any carrying value for those assets. Accordingly, the Company has fully amortized its intangible assets in the fiscal quarter ended January 31, 2002.


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


Results of Operations

     In fiscal 2002's first quarter, the Company initiated a restructuring of its operations, which resulted in a workforce reduction of approximately 25%. Accordingly, in the quarter ended July 31, 2001, the Company recorded a restructuring charge of $1,200,000, which primarily related to severance payments. As of January 31, 2002, the Company had paid out approximately $1,002,000 of the charges with the balance expected to be paid in the Company's current fiscal year. The restructuring is expected to reduce operating expenses by approximately $4 million annually.

     Revenues for the three month period ending January 31, 2002 were $19,646,000 compared to revenues of $26,829,000 for the comparable prior year period. Fiscal 2002 nine month revenues totaled $61,389,000 versus nine month revenues of $104,691,000 for the prior fiscal year. Revenues in this year's fiscal third quarter include $8,306,000 attributable to the operations of the Company's acquisition, which was completed in March 2001. Nine month revenues attributable to the Company's acquired operations were $25,977,000. The decrease in revenues was primarily the result of decreased average selling prices for the Company's products caused by the decline in price of Dynamic Random Access Memory (DRAM) chips, the primary raw material used in the Company's products. Additionally, the worldwide economic slowdown has unfavorable impacted volume. DRAM prices for the current years fiscal third quarter compared to last years fiscal third quarter decreased by approximately 75%. Towards the end of the third quarter DRAM prices began to increase. This trend has continued into the beginning of the Company's fiscal fourth quarter. Management expects that it will be able to increase the selling prices for its products accordingly.

     Cost of sales for the third quarter and nine months of fiscal 2002 were 64% and 65% of revenues, respectively versus 74% and 76% for the same prior year periods. The decrease in cost of sales as a percentage of revenues is attributable to the fact that the Company's average selling prices for its products did not decline at the same rate that its primary raw material (DRAM) costs declined.

     Engineering and development costs in fiscal 2002's third quarter and nine months were $438,000 and $1,446,000, respectively, versus $386,000 and $1,173,000 for the same prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new workstations and computers are introduced.

     Selling, general and administrative costs in fiscal 2002's third quarter and nine months increased to 27% of revenues for the three and nine months of fiscal 2002 from 14% and 12%, respectively for the same prior year periods. The percentage is significantly higher in fiscal 2002 due to the lower revenue reported. Three and nine month total expenditures increased by $1,564,000 and $4,424,000 from the comparable prior year periods. This is primarily a result of additional expenses associated with the acquisition of MCT, which was consummated in March, 2001. Current year expenses include the expense of the combined companies and prior comparable periods expenses includes only preacquisition selling, general and administrative expense.

     Intangible asset amortization recorded in fiscal 2002's third quarter and nine month was $5,263,000 and $5,856,000, respectively versus nil for the same periods in fiscal 2001 as the Company's acquisition was not consummated until March 2001. The Company has previously stated that due to the pressure on the Company's worldwide operations caused by continued economic weakness and its associated impact on capital spending coupled with the overall decline in pricing for DRAMs and its associated impact on the Company's selling prices that it would be required to perform an impairment analysis for its intangible assets and acquired goodwill. That analysis was performed in the third quarter ended January 31, 2002. The Company evaluated the carrying value of goodwill as of January 31, 2002 and concluded that the asset had not been impaired. The Company also evaluated the carrying value of its intangible assets (acquired customer base) and concluded that it was in fact impaired. The Company's integration activities have included: narrowing its combined product offerings to certain strategic platforms; redefining its targeted customer base; and directing the efforts of its acquired sales force to sell memory products only for those identified platforms through the targeted customer base. As a result, the Company's customer base has changed and the future cash flows expected to be generated by the acquired customer base, as it existed at the date of acquisition no longer supported any carrying value for those assets. Accordingly, the Company has fully amortized its intangible assets in the fiscal quarter ended January 31, 2002.

     Other income (expense), net for the third quarter and nine months of fiscal 2002 totaled ($528,000) and ($825,000), respectively versus $317,000 and $839,000 for the same periods in fiscal 2001. Other income (expense), net for fiscal 2002's three and nine months consisted of interest expense of $614,000 and $1,104,000 offset by interest income of $86,000 and $279,000. In fiscal 2002's third quarter, the Company elected to prepay fully its term debt and capital lease obligations. The Company also terminated its interest rate swap agreement. Approximately $259,000 of the current quarter and year to date interest expense relates to the early termination of the swap agreement. Additionally the Company incurred an incremental interest charge during the third quarter of approximately $141,000 for early payment of its capital lease obligations. Fiscal 2001's three and nine months other income(expense), net consisted primarily of interest income on short-term investments.

     Income tax expense for the three and nine months ended January 31, 2002 was $360,000 and $1,664,000, respectively versus $1,164,000 and $4,809,000 in the comparable prior year periods. For the current fiscal year, income tax expense was recognized on income realized in the United States at our expected full year effective rate and no income tax benefit was recognized for losses incurred in international subsidiaries due to the uncertainty regarding their realization. The prior year's three and nine month expense included only the Company's normal combined United States federal and state tax expense with an effective rate of approximately 38%.


Liquidity and Capital Resources

     As of January 31, 2002, working capital amounted to $14.0 million reflecting a current ratio of 2.7 compared to working capital of $20.5 million and a current ratio of 2.5 as of April 30, 2001.

     The Company's trade receivables balance has declined by $6,225,000, from the beginning of the fiscal year. This is primarily the result of the declining revenue levels previously discussed. The Company turns its receivables at approximately the same rate regardless of its revenue level. Therefore, this asset can be expected to expand or contract in a manner that corresponds with revenue changes.

     The Company's capital expenditures this fiscal year to date total $990,000. Management expects that capital expenditures for the remainder of the fiscal year to be at similar levels.

     During this year's second fiscal quarter the Company purchased and retired 91,250 shares of its common stock at a total price of $599,000 under its existing open market repurchase authorization. As of January 31, 2002, the total number of shares remaining available for purchase under the current authorization is 203,450 shares.

     During the third quarter ended January 31, 2002, the Company prepaid the outstanding capital lease obligations of $5,093,000 resulting in a $141,000 interest charge.

     During fiscal 2001, the Company entered into a credit facility with its bank, which provided for a $10 million term loan and a $15 million revolving credit line. The Company's prior $12 million revolving credit facility was closed. The $10 million term loan was repaid during this year's fiscal third quarter ended January 31, 2002. In January, 2002 the Company amended and restated its credit facility with its bank. The agreement contains certain restrictive covenants with which the Company was in compliance with at January 31, 2002. As of January 31, 2002, 3.9 million was outstanding on the $15 million revolving credit line and $11.1 million was available for borrowing. Management believes that the Company's operating cash flows and availability under borrowings will be sufficient to meet short term liquidity needs as the Company does not expect any unforeseen demands beyond general operating requirements for cash. Management further believes that its working capital together with internally generated funds from its operations and its bank line of credit are adequate to finance the Company's long term operating needs and future capital requirements.


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



PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
A. Exhibits

     4 (a). Amendment to Credit Agreement (Attached).

    27 (a). Press Release reporting results of Third Quarter, Fiscal Year 2002 (Attached).




B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.




Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DATARAM CORPORATION





        March 8, 2002              MARK E. MADDOCKS
Date: ____________________    By:  _______________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial Officer)