Form 10KSB
period 2002-04-30
DATARAM CORP
filed 2002-07-26
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2002.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on July 23, 2002 was $22,870,053.

     The number of shares of Common Stock outstanding on July 23, 2002:
8,461,919 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 18, 2002 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  2002 Annual Report to Security Holders

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

     Item 13.  Certain Relationships and Related
               Transactions . . . . . . . . . . . . . . . . . . 15

Part IV

     Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K . . . . . . . 16

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                              PART I
Item 1.  BUSINESS

     (a)  General Development of Business.

     Dataram develops, manufactures and markets memory products for use with workstations, network servers, desktop computers, notebooks and non-computer applications. The Company's computer-related memory products expand the capacity and extend the economic useful life of computers manufactured by Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), Silicon Graphics, Inc. ("SGI"), International Business Machines Corporation ("IBM") and PC manufacturers. The Company also manufactures a line of memory products for Intel motherboard based servers for sale to original equipment manufacturers
(OEMs)and channel assemblers.

     In fiscal 2002, the Company continued to be adversely effected by the worldwide retrenchment in computer sales. Capital spending on new information technology equipment remained soft in light of the general economic uncertainty. In part, the Company was able to offset this trend by the sale of upgrades to existing equipment. DRAM prices represent approximately 80% of the cost of the Company's final product. For the most part, competitive pressures require the Company to pass through decreases in prices to customers. As a result, average selling prices of the Company's products declined during most of the fiscal year. This trend halted briefly in the fourth quarter but has resumed in fiscal 2003. The Company responded to this business climate by reducing staff, reductions which in the short run adversely affects the Company's earnings. In March of fiscal 2001, the Company acquired certain of the assets of Memory Card Technology A/S ("MCT"), a Danish manufacturer of memory boards for notebooks, desktop computers and other applications. During the year the Company completed the integration of the sales force acquired in the MCT transaction and the Company is now moving to integrate all information systems.

     After the close of the fiscal year, the Company announced a further restructuring of its operations which will reduce employment by approximately 24% and save a projected $2.5 million in annual operating costs.

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

     WE MUST INTEGRATE MCT'S ASSETS INTO OUR OPERATIONS. In March of 2001 the Company purchased certain assets of MCT that have been merged into Dataram International. The Company faces challenges in integrating Dataram International's operations into the overall operations of the Company. These challenges include integration of data processing systems, the supervision of new personnel, the training of Dataram International's sales force to sell Dataram's server products and dealing with business in foreign locations.
The Company will inevitably incur additional costs in integrating Dataram International's operations into Dataram's systems and business. There is no assurance that integration of all of Dataram International's operations will be successfully completed at projected costs, nor can there be any assurance that the integrated business will be profitable, particularly as MCT had suffered operating losses prior to its acquistion.

     WE FACE COMPETITION FROM OEMs. Dataram sells its products at a lower price than OEMs. Customers will often pay some premium for the "name brand" product when buying additional memory and OEMs seek to exploit this tendency by having a high profit margin on memory products. However, individual OEMs could change their policy and price memory products competitively. While Dataram believes that with its manufacturing efficiency and low overhead it still would be able to compete favorably with OEMs, in such an event profit margins and earnings would be adversely affected.

     WE MAY LOSE AN IMPORTANT CUSTOMER. During fiscal 2002, no single customer accounted for 10% of the Company's revenue. However, the largest ten customers accounted for approximately 35% of the Company's revenue. There can be no assurance that one or more of these customers will cease or materially decrease their business with the Company in the future and that Dataram's financial performance will not be adversely affected thereby.

     WE FACE COMPETITION FROM DRAM MANUFACTURERS. DRAM manufacturers not only sell their product as discreet devices, but also as finished memory modules. They primarily sell these modules directly to computer manufacturers and large distributors and as such compete with the Company on a limited basis. There can be no assurance that DRAM manufacturers will not continue to expand their market and customer base. In such a case, they would become a more direct competitor to the Company and the Company's profit margins and earnings could be adversely affected.

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

     WE MAY BE SUBJECT TO UNKNOWN LIABILTIES ARISING FROM THE ACQUISITION OF MCT'S ASSETS. While the Company purchased assets and assumed only a limited and discrete liability in connection with the MCT transaction, and while the Company believes that it had conducted adequate due diligence, there can be no assurance that the Company will not be held liable for liabilities of MCT which at the present are unknown and unforeseen. The Company believes that it has made reservations for all known risks that could have a material impact upon the Company.

     A SIGNIFICANT PORTION OF OUR OPERATIONS ARE DESIGNED TO MEET THE NEEDS OF THE VERY COMPETITIVE PC MARKET. In addition to selling server memory systems, we develop, manufacturer and market a variety of memory products for use with notebooks and desktop computers that are mainly IBM compatible, plus memory products for digital cameras, digital printers, image processors, print controllers, multi-function centers, routers and video cards as well as flash memory. Many of these products are sold to OEMs and incorporated into computers and other equipment. This is an intensely competitive market with high volumes but lower margins.

     WE MAY BE ADVERSELY AFFECTED BY EXCHANGE RATE FLUCTUATIONS. A portion of our accounts receivable and a portion of our expenses are denominated in foreign currencies. These proportions change over time. As a result, the Company's revenues and expenses may be adversely affected, from time to time, by changes in the relationship of the dollar to various foreign currencies on foreign exchange markets. The Company does not currently hedge its foreign currency risks.

     OUR STOCK HAS LIMITED LIQUIDITY. Although the stock of Dataram is publicly traded, it has been observed that this market is "thin." As a result, Dataram's common stock may trade at a discount to what would be its value if the stock enjoyed greater liquidity.

     WE ARE SUBJECT TO THE NEW JERSEY SHAREHOLDERS PROTECTION ACT. This statute has the effect of prohibiting any "business combination" - a very broadly defined term - with any "interested shareholder" unless the transaction is approved by the Board of Directors at a time before the interested shareholder had acquired a 10% ownership interest. This prohibition of "business combinations" is for five years after the shareholder became an "interested shareholder" and continues after that time period subject to certain exceptions. A practical consequence of this statute is that a hostile acquisition of Dataram is unlikely to occur. As a result, hostile transactions which might be of benefit to shareholders may not occur because of this statute.

     (b)  Financial Information about Industry Segments.

          The Company operates in one industry segment.

     (c)  Narrative Description of Business.

     Dataram develops, manufactures and markets a variety of memory products for use with workstations and network servers, including those sold by Sun, HP (including Compaq), SGI,IBM Fujitsu/Siemens and Dell. The Company sells memory products both for new machines and for the installed base of these classes of computers at prices less than the computer manufacturer. The Company also develops, manufactures and markets memory boards for desktop computers and notebooks and other applications, principally based on sales to OEMs and distributors.


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

     Dataram designs, produces and markets memory products for workstations and network servers sold by Sun, HP (including Compaq), Silicon Graphics and IBM. Additionally, the Company produces and markets memory for Intel processor based motherboards for use by OEMs and channel assemblers.

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

     Market Penetration

     In addition to the growth in the market, management estimates that sales by system vendors constitute 80% of the memory market in fiscal 2002. Thus, there is an opportunity for growth through penetration of the system vendor's market share. To successfully compete with system vendors, Dataram must continue to respond to customers' needs in a short time frame. To support customers' needs, the Company has two dedicated and highly automated manufacturing facilities that are designed to produce and ship customer orders within twenty-four hours or less.

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

Distribution Channels

     Dataram sells its memory products to OEM's, distributors, value-added resellers and larger end-users. The Company has sales offices in New Jersey, Denmark, The United Kingdom, Germany, Italy, Australia, New Zealand, Japan and Singapore.

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

Working Capital Requirements

     The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal cost is low as a percentage of the total cost of the product. As a result, the world-wide market for DRAMs has swung in the past from periods of substantial over supply, where the Company has seen falling prices for DRAMs and wide availability of DRAMs allowing the Company to have minimum inventories to meet the needs of customers; to periods of shortage, where DRAMs are allocated and where the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. This volatility in the price and availability of the Company's basic raw material requires Dataram to maintain substantial cash and credit resources at all times. At April 30, 2002, the Company had cash and cash equivalents of $3.7 million and also had available an unused line of credit in the amount of $11.2 million. At the present time, the market for DRAMs is one of over supply.

Memory Product Complexity

     DRAM memory products for workstations and servers had, for many years, been undergoing a process of simplification with a corresponding decline in profit margins as competitors' entry into the market became easier. However, recent trends in the market have seen the development by OEMs of more complex memory designs. This has enabled Dataram to increase its margins somewhat. Memory products for desktop and notebook computers are much simpler, and gross margins are lower and market competition is more intense.

Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. Dataram designs prototype memory products and subjects them to reliability testing procedures. During its fiscal year ended April 30, 2002, the Company incurred costs of $1,839,000 for engineering and product development compared to $1,673,000 in fiscal 2001 and $1,391,000 in fiscal 2000.

Raw Materials

     The Company purchases standard dynamic random access memory ("DRAM") chips. The costs of such chips is approximately 80% of the total cost of memory products. Fluctuations in the availability or prices of memory chips can have a significant impact on the Company's profit.

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

Manufacturing

     The Company assembles its memory boards at manufacturing facilities in Bucks County, Pennsylvania and Aarhus, Denmark.

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year. The Company believes that backlog is generally not material to its business since the Company usually ships its memory products on the same day an order is received.

Seasonality

     The Company's business can be seasonal with December and January being the slowest months.

Competition

     The intensely competitive computer industry is characterized by rapid technological change and constant pricing pressures. These characteristics are equally applicable to the third party memory market, where pricing is a major consideration in the buying decision. Dataram competes with Sun, HP (including Compaq), Silicon Graphics and IBM, as well as with a number of third party memory suppliers, including Kingston Technology.

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

     The Company believes that its 36-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty and service program which provides customers with added confidence in buying from Dataram. See "Business-Product Warranty and Service."

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

Employees

     As of April 30, 2002, the Company had 259 full-time employees; however the Company has since to reduce this amount by approximately 24%. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environment

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2003) or the succeeding fiscal year (fiscal
2004).

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        2002          39,296     27,131    14,763        81,190
        2001          93,557     24,273    12,747       130,577
        2000          85,832     14,865     8,455       109,152

                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        2002           48.4%      33.4%      18.2%        100.0%
        2001           71.6%      18.6%       9.8%        100.0%
        2000           78.6%      13.6%       7.8%        100.0%

     The Company's acquisition of MCT's assets occurred in March of fiscal 2001. This resulted in significantly more of Dataram's revenue in fiscal 2002 arising from sources outside of the United States than in prior years.

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

     The Company also leases marketing facilities in The United Kingdom, Germany, Italy, Australia, New Zealand, Japan and Singapore.

     On September 29, 1980, the Company purchased approximately 81 acres of undeveloped property in West Windsor Township, New Jersey. The purchase price of $875,000 was paid in cash. This property is approximately five miles from the Company's current leased facilities.

Item 3.   Legal Proceedings

     Lemelson Medical, Education & Research Foundation, Limited Partnership vs. Dataram et al., United States District Court for the District of Arizona; Docket No. CV-01-1440-PHX-HRH.

     This is a patent infringement case in which a holder of certain "Lemelson" patents brought an action in the Federal District Court for the District of Arizona against numerous defendants, including the Company in November of 2001. Dataram has acknowledged service of the complaint but has not answered the complaint because the Court has stayed its further prosecution pending the results of a similar Nevada case involving the same patents. The case is in its very early stages. The alleged patent infringement does not implicate the Company's products, but rather the machinery that manufactures them, and if the case resumes it is anticipated that the sellers of that machinery would be joined by the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of Security Holders in the fourth quarter of the fiscal year covered by this report.



                                 PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     Incorporated by reference herein is the information set forth in the Company's 2002 Annual Report to Security Holders under the caption "Common Stock Information" at page 6.


Item 6.   Selected Financial Data

     Incorporated by reference herein is the information set forth in the 2002 Annual Report to Security Holders under the caption "Selected Financial Data" at page 24.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Incorporated by reference herein is the information set forth in the 2002 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 4 through page 6.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Incorporated by reference herein is the information set forth in the 2002 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 6.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule     Page in
                                                            Annual
                                                            Report*

Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 2002 and 2001. . . 7

   Consolidated Statements of Operations - Years ended
        April 30, 2002, 2001 and 2000 . . . . . . . . . . . . . . 8

   Consolidated Statements of Cash Flows -
        Years ended April 30, 2002, 2001 and 2000 . . . . . . . . 9

   Consolidated Statements of Stockholders' Equity
        and Comprehensive Income (Loss) -
        Years ended April 30, 2002, 2001 and 2000 . . . . . . . .10

   Notes to Consolidated Financial Statements -
        April 30, 2002, 2001 and 2000 . . . . . . . . . . . . 11-22

   Independent Auditors' Report on Consolidated
        Financial Statements . . . . . . .  . . .  . . . .  . . .23


                                                           Page in
Financial Statement Schedule:                                10-K

   Valuation and Qualifying Accounts -
        Years ended April 30, 2002, 2001 and 2000 . . . . . .  13
   Independent Auditors' Report on
        Financial Statement Schedule  . . . . . . . . . . . .  14

   All other schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.
--------------
*Incorporated herein by reference.

Schedule II
                             DATARAM CORPORATION AND SUBSIDIARIES

                                Valuation and Qualifying Accounts

                            Years ended April 30, 2002, 2001 and 2000

                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions     Balance
                                        beginning     and       from      at close
       Description                      of period     expenses  reserves  of period
       ___________                      _________     ________  _________ _________
Year ended April 30, 2002:
   Allowance for doubtful accounts
     and sales returns                  $ 450,000      (65,000)   65,000*   320,000

Year ended April 30, 2001:
   Allowance for doubtful accounts
     and sales returns                  $ 450,000      144,000   144,000*   450,000

Year ended April 30, 2000:
   Allowance for doubtful accounts
     and sales returns                  $ 450,000       58,000    58,000*   450,000

   Reserve for inventory obsolescence   $  25,000         --      25,000      --




___________________________
*Represents write-offs and recoveries of accounts receivable.

                        INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Dataram Corporation:



Under date of June 5, 2002, we reported on the consolidated balance sheets of Dataram Corporation and subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended April 30, 2002, as contained in the April 30, 2002 Annual Report to Security Holders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                            KPMG LLP

Short Hills, New Jersey
June 5, 2002

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


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

          Incorporated by reference herein is the information set forth in the Definitive Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Plan Compensation Information."


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

               None

          (c)  Exhibits:

               The Exhibit Index appears on page 18.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DATARAM CORPORATION
                                 (Registrant)

Date:  July 26, 2002             By: ROBERT V. TARANTINO

                                 ________________________________
                                 Robert V. Tarantino, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  July 26, 2002             By: ROBERT V. TARANTINO

                                 ________________________________
                                  Robert V. Tarantino, President
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

Date:  July 26, 2002             By: RICHARD HOLZMAN

                                 ________________________________
                                   Richard Holzman, Director

Date:  July 26, 2002             By: THOMAS A. MAJEWSKI

                                 ________________________________
                                   Thomas A. Majewski,
                                   Director

Date:  July 26, 2002             By: BERNARD L. RILEY

                                 ________________________________
                                   Bernard L. Riley, Director

Date:  July 26, 2002             By: ROGER C. CADY

                                 ________________________________
                                   Roger C. Cady, Director

Date:  July 26, 2002             By: MARK E. MADDOCKS

                                 ________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX



3(a) Restated Certificate of Incorporation. Incorporated by reference from Exhibits to a Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 and filed on September 13, 2000.

3(b)  By-Laws

4(a) Credit Agreement with First Union National Bank dated April 16, 2001. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2001 and filed on July 26, 2001.

4(b) First Amendment to Credit Agreement with First Union National Bank dated January 21, 2002. Incorporated by reference from Exhibits to a Quarterly Report on Form 10-Q for the quarter ended January 31,
      2002 and filed on March 8, 2002.

10(a) 2001 Stock Option Plan.  Incorporated by reference from Exhibits to a
      Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001 and filed on July 26, 2001.

10(b) Savings and Investment Retirement Plan, January 1, 2001 Restatement

10(c) West Windsor, New Jersey Lease dated September 19, 2000. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2001 and filed on July 26, 2001.

10(d) Bucks County, Pennsylvania Lease dated January 31, 1995

10(e) Aarhus, Denmark Lease dated July 1, 1997

10(f) Employment Agreement of Robert V. Tarantino dated May 1, 1997

10(g) Service Agreement of Lars Marcher.

13(a) 2002 Annual Report to Shareholders

24(a) KPMG LLP Independent Accountant's Consent for S-8 Registration
      No. 33-56282

99(a) Earnings Press Release dated June 5, 2002

99(b) Restructure Press Release dated June 24, 2002