Form 10-K/A
period 2002-04-30
DATARAM CORP
filed 2002-07-31
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K/A


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

     This Amendment is filed to refile the Company's Annual Report to Shareholders, Exhibit 13(a), which has been revised. None of the revisions made are regarded by the Company as material.



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DATARAM CORPORATION
                                 (Registrant)

Date:  July 31, 2002             By: ROBERT V. TARANTINO

                                 ________________________________
                                   Robert V. Tarantino, President
                                   (Principal Executive Officer)

Date:  July 31, 2002             By: MARK E. MADDOCKS

                                 ________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)