Form 10-Q
period 2002-07-31
DATARAM CORP
filed 2002-09-11
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      7/31/02      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                   DATARAM CORPORATION
___________________________________________________________________________
   (Exact name of registrant as specified in its charter)

     New Jersey                              22-1831409
__________________________________      _____________________________________
(State or other jurisdiction of         (I.R.S.  Employer Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
____________________________________________________________
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (609) 799-0071

____________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X         No
                                   _____           _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of September 3, 2002, there were 8,420,519 shares outstanding.



                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         July 31, 2002 and April 30, 2002
                                     (Unaudited)

                                               July 31, 2002    April 30, 2002
Assets
Current Assets:
   Cash and cash equivalents                   $   4,371,243     $   3,656,150
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $320,000                                   6,279,292        11,477,098
   Inventories                                     4,465,536         5,435,069
   Income tax receivable                             662,000           700,000
   Other current assets                              486,433           531,680
                                                  __________        __________
     Total current assets                         16,264,504        21,799,997

Property and equipment, at cost:
   Land (held for sale)                              875,000           875,000
   Machinery and equipment                        17,233,036        17,150,925
                                                  __________        __________
                                                  18,108,036        18,025,925
   Less: accumulated depreciation
     and amortization                              9,779,050         8,816,049
                                                  __________        __________
Net property and equipment                         8,328,986         9,209,876

Other assets                                         438,626           407,626

Goodwill                                          11,144,000        11,144,000
                                                  __________        __________

                                              $   36,176,116     $  42,561,499
                                                  ==========        ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                           $    3,507,477     $   6,598,601
   Accrued liabilities                             2,249,027         1,688,119
                                                  __________        __________
     Total current liabilities                     5,756,504         8,286,720

Deferred income taxes                                646,000           647,000
Long-term debt                                     1,500,000         3,800,000
                                                  __________        __________
     Total liabilities                             7,902,504        12,733,720

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 54,000,000 shares; issued and
      outstanding 8,465,219 at July 31, 2002
      8,493,819 at April 30, 2002                  8,465,219         8,493,819
   Additional paid in capital                      4,408,397         4,405,296
   Retained earnings                              14,920,217        16,829,242
   Accumulated other comprehensive income -          479,779            99,422
      foreign currency translation adjustment     __________        __________

        Total stockholders' equity                28,273,612        29,827,779
                                                  __________        __________
                                               $  36,176,116     $  42,561,499
                                                  ==========        ==========

See accompanying notes to consolidated financial statements.



                        Dataram Corporation and Subsidiaries
                        Consolidated Statements of Operations
                      Three Months Ended July 31, 2002 and 2001
                                   (Unaudited)





                                                   2002              2001


Revenues                                     $  14,281,078      $  22,570,281

Costs and expenses:
   Cost of sales                                10,739,518         15,624,829
   Engineering and development                     381,208            594,182
   Selling, general and administrative           4,537,000
6,056,119
   Restructuring charges                           740,000          1,200,000
   Intangible asset amortization                         0            297,000
                                                __________         __________
                                                16,397,726         23,772,130

Loss from operations                            (2,116,648)        (1,201,849)

Interest income                                     12,000             95,656
Interest expense                                   (55,876)          (250,169)
                                                __________         __________

Loss before income taxes                        (2,160,524)        (1,356,362)

Income tax provision (benefit)                    (338,000)           405,000
                                                __________         __________
Net loss                                     $  (1,822,524)      $ (1,761,362)
                                                ==========         ==========

Net loss per share of common stock
   Basic                                     $        (.21)      $       (.21)
                                                ==========         ==========
   Diluted                                   $        (.21)      $       (.21)
                                                ==========         ==========


Weighted average number of common
   shares outstanding
   Basic                                         8,483,139          8,524,195
                                                ==========         ==========
   Diluted                                       8,483,139          8,524,195
                                                ==========         ==========


See accompanying notes to consolidated financial statements.


                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                         Three Months Ended July 31,2002 and 2001
                                      (Unaudited)


                                                       2002           2001

Cash flows from operating activities:
   Net loss                                     $ (1,822,524)    $ (1,761,362)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities:
       Depreciation and amortization               1,004,000        1,503,100
       Bad debt expense (recovery)                    48,874          (59,877)
       Changes in assets and liabilities:
         Decrease in trade receivables             5,148,932        6,331,862
         Decrease in inventories                     969,533        1,550,326
         Decrease in income tax receivable            38,000                0
         (Increase) decrease in
          other current assets                        45,247         (722,974)
         Increase in other assets                    (31,000)         (31,466)
         Decrease in accounts payable             (3,091,124)      (4,292,907)
         Increase(decrease) in accrued liabilities   560,908         (215,551)
         Increase in income taxes payable                  0          472,000
         Decrease in deferred income taxes             1,000                0
                                                  __________       __________

    Net cash provided by
      operating activities                         2,871,846        2,773,151
                                                  __________       __________

Cash flows from investing activities:
   Additions to property and equipment, net         (125,111)        (474,869)
                                                  __________       __________

Cash flows from financing activities:
   Payments under revolving line of credit        (2,300,000)               0
   Principal payment on short-term portion of debt         0         (500,000)
   Principal payments under capital
      lease obligations                                    0         (313,000)
   Proceeds from sale of common shares under
      stock option plan (including tax benefits)      28,125          201,675
   Purchase and subsequent cancellation
      of common stock                               (140,124)         (51,243)

                                                  __________       __________
   Net cash used in financing                     (2,411,999)        (662,568)
      activities                                  __________       __________
Effect of foreign currency translation
   on cash and cash equivalents                      380,357                0
                                                  __________       __________
Net increase in cash
   and cash equivalents                              715,093        1,635,714
Cash and cash equivalents at
   beginning of period                             3,656,150       10,235,321
                                                  __________       __________
Cash and cash equivalents at
   end of period                                $  4,371,243     $ 11,871,035
                                                  ==========       ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     55,876     $    282,169
      Income taxes                              $     21,000     $    230,000


See accompanying notes to consolidated financial statements.


                      Notes to Consolidated Financial Statements
                              July 31, 2002 and 2001
                                    (Unaudited)



Basis of Presentation

The information for the three months ended July 31, 2002 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Comprehensive Income (loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires that items defined as other comprehensive income, such as unrealized investment gains and losses and translation gains and losses, be separately classified in the consolidated financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid in capital in the equity section of the consolidated balance sheet. Comprehensive loss for the three months ended July 31, 2002 and 2001 was $1,442,000 and $1,847,000, respectively.

Principles of consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company's foreign subsidiaries' functional currency is the U.S. dollar as the majority of revenues are received in U.S. dollars and a majority of expenditures are made in U.S. dollars. The Company and its foreign subsidiaries report in U.S. dollars. For subsidiaries that maintain their accounts in currencies other than the U.S. dollar, the Company uses the current method of translation whereby the statements of earnings are translated using the average exchange rate and the assets and liabilities are translated using the period end exchange rate. Foreign currency translation gains or losses are recorded as a separate component of accumulated other comprehensive income or loss. Foreign currency translation gains or losses are included in the consolidated statement of earnings. For the three month periods ended July 31, 2002 and 2001. the Company had no foreign currency transaction gains or losses.

Restructuring charges

In fiscal 2003's first quarter, the Company initiated a restructuring of its operations which resulted in a workforce reduction of approximately 24% and certain other cost efficiencies. The Company recorded a restructuring charge of $740,000, in the quarter ended July 31, 2002 which primarily relates to severance payments. As of July 31, 2002, the Company had paid out approximately $314,000 of the charges with the majority of the balance expected to be paid in the Company's current fiscal year.


Also, in the first quarter of the prior fiscal year, the Company initiated a restructuring of its operations which resulted in a workforce reduction of approximately 25%. The Company recorded a restructuring charge of $1,200,000, in the quarter ended July 31, 2001 which primarily related to severance payments. All of the payments associated with the restructuring have been paid.

Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market preferred stock and commercial paper with original maturities of three months or less.

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2002 and April 30, 2002 consist of the following categories:





                       July 31, 2002    April 30, 2002
                    ________________    ______________
Raw material        $      2,586,000    $    3,118,000
Work in process              261,000           182,000
Finished goods             1,619,000         2,135,000
                    ________________    ______________
                    $      4,466,000    $    5,435,000
                    ================    ==============






Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with servers, workstations, desktop and notebook computers which are manufactured by various companies. Revenues for the three month period ended July 31, 2002 by geographic region is as follows:

                                       Three months ended
                                       July 31, 2002
                                       ________________
United States                          $      9,077,000
Europe                                        3,950,000
Other (principally Asia Pacific Region)       1,254,000
                                       ________________
Consolidated                           $     14,281,000
                                       ================


Long-lived assets (which consist of property and equipment, and goodwill) and total assets by geographic region as of July 31, 2002 is as follows:

                    Long-lived assets     Total assets
                    _________________    ______________
United States       $       4,823,000    $   16,460,000
Europe                     14,547,000        18,244,000
Other                         103,000         1,472,000
                    _________________    ______________
Consolidated        $      19,473,000    $   36,176,000
                    =================    ==============


Long-term Debt

On April 16, 2001 the Company entered into a $10,000,000 term note ("term note") and a $15,000,000 revolving credit line ("credit line") with a commercial bank (together, referred to as the "credit facility"). The credit facility contains financial covenants as defined in the agreement, which were amended in January 2002 and which the Company was in compliance with at July 31, 2002. The term note was due in twenty quarterly installments of $500,000 until March 31, 2006. The Company repaid the term loan in its entirety in January, 2002. As of July 31, 2002, the amount borrowed under the revolving credit line is $1,500,000 and $13,500,000 remains available for borrowing The revolving credit line is scheduled to expire in April 2004.



Significant Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company currently is evaluating the provisions of SFAS 143, but expects that the provisions will not have a material impact on its operations and financial position upon adoption.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, but retains its fundamental provisions for the (a) recognition and measurement of impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting / reporting provisions of APB No. 30 for segments of a business to be disposed of, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 became effective for us on May 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No.4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company adopted SFAS 145 effective May 1, 2002. The adoption of SFAS 145 did not have a material impact on our consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS no. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 reconsiders all of the guidance contained in EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 applies to costs associated with (a) certain termination benefits (so - called one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. FAS 146, which may be adopted early, is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating FAS 146 and is unable, at this time, to determine the impact, if any, that might exist as a result of adopting this standard.



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


Liquidity and Capital Resources

     The Company's cash and working capital position remain strong. As of July 31, 2002, cash and equivalents amounted to $4.4 million and working capital amounted to $10.5 million, reflecting a current ratio of 2.8 compared to cash and equivalents of $3.7 million and working capital of $13.5 million and a current ratio of 2.6 as of April 30, 2002.

During the quarter ended July 31, 2002, the Company purchased and retired 38,600 shares of its common stock under its existing open market repurchase plan at a total cost of $140,000. As of July 31, 2002, the total number of shares authorized for purchase under the program is 159,150 shares. Management expects that the Company will continue to repurchase shares in fiscal 2003.

     On April 16, 2001 the Company entered into a $10,000,000 term note ("term note") and a $15,000,000 revolving credit line ("credit line") with a commercial bank (together, referred to as the "credit facility"). On January 21, 2002 the Company amended and restated its credit facility. The credit facility contains financial covenants as defined in the agreement which the Company was in compliance with at July 31, 2002. The term note was due in twenty quarterly installments of $500,000 until March 31, 2006. The Company repaid the term loan in its entirety in January, 2002. As of July 31, 2002, the amount borrowed under the revolving credit line is $1,500,000 and $13,500,000 remains available for borrowing. The revolving credit line is scheduled to expire in April 2004. Management believes that the Company's operating cash flows and availability under borrowings will be sufficient to meet short term liquidity needs including contractual obligations as the Company does not expect any unforeseen demands beyond general operating requirements for cash. Management further believes that its working capital together with internally generated funds from its operations and its bank line of credit are adequate to finance the Company's long term operating needs and future capital requirements.

     On July 29, 2002, the Company entered into an agreement to sell its undeveloped land for a price of $3.0 million. The agreement provides for closing to occur no later than 30 months from the date of the contract. Additionally, the agreement is subject to certain contingencies and as such may be terminated prior to closing. The land is carried at cost on the Company's balance sheet at a value of $875,000 and is shown as an asset held for sale. The resulting gain on the sale will be recorded upon consummation of the transaction and when all contingencies have been satisfied.


     Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2002 are as follows:

                                        Operating leases
Year ending April 30:                   ________________

    2003                                 $    1,312
    2004                                      1,108
    2005                                      1,127
    2006                                      1,113
    2007                                        855
    Thereafter                                2,214
    Total minimum lease payments         $    7,729


Results of Operations

     Revenues for the three month period ending July 31, 2002 were $14,281,000 compared to revenues of $22,570,000 for the comparable prior year period. The decrease in revenues was the result of decreased demand of our memory products, driven by the continued economic slow down. During the quarter ended July 31, 2002, the price of Dynamic Random Access Memory (DRAM) chips, the primary raw material used in the Company's products, declined by approximately 27%. As a result of this decline, average selling prices for the Company's products in this year's first quarter have declined by approximately 29% from the comparable prior year period, which has unfavorably impacted revenues.

     Cost of sales for the first quarter were 75% of revenues versus 69% for the same prior year period. The increase in cost of sales as a percentage of revenues is attributable to the fact that the Company's average selling prices for its products did not decline at the same rate that its primary raw material (DRAM) costs declined. Additionally, the Company also has manufacturing capacity that is not being fully utilized, therefore all fixed cost are not being absorbed at current production levels.

     Engineering and development costs in fiscal 2003's first quarter were $381,000 versus $594,000 for the same prior year period. The decrease in expense is primarily attributable to the reduced number of employees as a result of the restructurings. The Company intends to maintain its commitment to the timely introduction of new memory products as workstations and computers are introduced.

     Selling, general and administrative costs in fiscal 2003's first quarter increased to 32% of revenues from 27% for the same prior year period. Three month total expenditures decreased by $1,519,000 from the comparable prior year period. The majority of selling, general and administrative costs are fixed, therefore as revenue decreases the percent to revenue of these cost increases. The reduction of total expenses is mainly the result of the aforementioned reduction in workforce.

     In fiscal 2002's first quarter and again in fiscal 2003's first quarter, the Company initiated restructurings of its operations which resulted in workforce reductions of approximately 25% and 24%, respectively as well as certain other cost efficiencies. The Company recorded a restructuring charge of $740,000 in the quarter ended July 31, 2002, which primarily relates to severance payments. As of July 31, 2002, the Company had paid out approximately $314,000 of the charges with the majority of the balance expected to be paid in the Company's current fiscal year.


     In fiscal 2002's first quarter, the Company recorded a restructuring charge of $1,200,000, which primarily related to severance payments. All of the payments associated with that restructuring have been paid.

     Intangible asset amortization recorded in fiscal 2003's first quarter was nil versus $297,000 in fiscal 2002's first quarter. The Company conducted an evaluation of its intangible assets in the third quarter of fiscal 2002. The evaluation resulted in a one-time charge of $5,300,000, which reduced the carrying value of its intangible assets to zero.

     Other income (expense), net totaled ($44,000) and ($155,000) for fiscal 2003 and 2002 first quarter, respectively. Other income (expense), net in fiscal 2003's first quarter consisted of interest expense of $56,000 and interest income of $12,000. Fiscal 2002's first quarter other income (expense), net of $155,000 consisted of interest expense of $250,000 and interest income of $96,000.

     Income tax expense (benefit) in fiscal 2003's first quarter was a benefit of ($338,000) versus income tax expense of $405,000 in the comparable prior year period. In fiscal 2003 the tax benefit has only been recognized on the loss realized in the United States. For fiscal 2002, income tax expense was recognized on income realized in the United States and no income tax benefit was recognized for losses incurred in international subsidiaries.

Critical Accounting Policies

     The Company's accounting policies are described in Note 1 to the notes to the April 30, 2002 Consolidated Financial Statements filed on the Company's most recent Form 10-K and there have been no material changes to such policies.


Internal Controls

      During the period covered by this interim report, the Company's chief executive officer and its chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures and have determined that they are adequate to insure a fair presentation, in all material respects, of the financial position, results of operations and statements of cash flows of the Company and there have been no material changes to such controls and procedures.

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



                            PART II: OTHER INFORMATION



ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

      27 (a). Press Release reporting results of First Quarter, Fiscal Year 2003 (Attached).


B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.




Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DATARAM CORPORATION






Date:  September 5, 2002            By:  MARK E. MADDOCKS
      ______________________            _____________________
                                         Mark E. Maddocks
                                         Vice President, Finance
                                        (Principal Financial Officer)

CERTIFICATIONS
______________
I, Robert Tarantino, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Dataram Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: September 5, 2002


ROBERT TARANTINO
_______________________
Robert Tarantino
President and Chief Executive Officer






I, Mark Maddocks, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Dataram Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: September 5, 2002


MARK MADDOCKS
_______________________
Mark Maddocks
Vice President, Finance
	Page 8 of 8