Form 10-Q
period 2002-10-31
DATARAM CORP
filed 2002-12-12
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      10/31/02      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266


                           DATARAM CORPORATION
______________________________________________________________________________
   (Exact name of registrant as specified in its charter)

     New Jersey                              22-1831409
_________________________________      _______________________________________
(State or other jurisdiction of        (I.R.S.  Employer Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
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

     Yes     X         No
          ______            _______

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

     Yes               No      X
          ______            _______

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of November 30, 2002, there were 8,530,319 shares outstanding.

                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         October 31, 2002 and April 30, 2002
                                     (Unaudited)

                                       October 31, 2002         April 30, 2002
Assets
Current Assets:
   Cash and cash equivalents           $   2,591,373             $   3,656,150
   Trade receivables, less allowance
     for doubtful accounts and sales
     returns of $320,000                   6,881,280                11,477,098
   Inventories                             3,400,343                 5,435,069
   Income tax receivable                     730,000                   700,000
   Other current assets                      757,524                   531,680
                                          __________                __________
     Total current assets                 14,360,520                21,799,997

Property and equipment, at cost:
   Land (held for sale)                      875,000                   875,000
   Machinery and equipment                17,368,200                17,150,925
                                          __________                __________
                                          18,243,200                18,025,925
   Less: accumulated depreciation
     and amortization                     10,783,051                 8,816,049
                                          __________                __________
Net property and equipment                 7,460,149                 9,209,876

Other assets                                 442,626                   407,626

Goodwill                                  11,144,000                11,144,000
                                          __________                __________

                                      $   33,407,295             $  42,561,499
                                          ==========                ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                   $    2,517,924             $   6,598,601
   Accrued liabilities                     1,599,045                 1,688,119
                                          __________                __________
     Total current liabilities             4,116,969                 8,286,720

Deferred income taxes                        646,000                   647,000
Long-term debt                               500,000                 3,800,000
                                          __________                __________
     Total liabilities                     5,262,969                12,733,720

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 54,000,000 shares; issued and
      outstanding 8,530,319 at October 31,
      2002 8,493,819 at April 30, 2002     8,530,319                 8,493,819
   Additional paid in capital              4,597,718                 4,405,296
   Retained earnings                      14,531,510                16,829,242
   Accumulated other comprehensive income-   484,779                    99,422
      foreign currency translation
      adjustment                          __________                __________

        Total stockholders' equity        28,144,326                29,827,779
                                          __________                __________
                                       $  33,407,295             $  42,561,499
                                          ==========                ==========

See accompanying notes to consolidated financial statements.



                                     Dataram Corporation and Subsidiary
                                     Consolidated Statements of Earnings
                             Three and Six Months Ended October 31, 2002 and 2001

                                                (Unaudited)



                                                            2002                              2001
                                                2nd Quarter        Six Months     2nd Quarter        Six Months

Revenues                                     $  13,970,422      $  28,251,500    $ 19,173,245      $ 41,743,526

Costs and expenses:
   Cost of sales                                 9,770,315         20,509,833      12,052,304       27,677,133
   Engineering and development                     400,293            781,501         413,263        1,007,445
   Selling, general and administrative           4,269,290          8,806,290       5,209,747       11,265,866
   Restructuring charges                                 0            740,000               0        1,200,000
   Intangible asset amortization                         0                  0         296,000          593,000
                                                __________         __________      __________       __________
                                                14,439,898         30,837,624      17,971,314       41,743,444

Earnings (loss) from operations                   (469,476)        (2,586,124)      1,201,931               82


Interest income                                      9,000             21,000          97,638          193,294
Interest expense                                   (18,945)           (74,821)       (240,544)        (490,713)
                                                __________         __________      __________       __________

Income (loss) before income taxes                 (479,421)        (2,639,945)      1,509,025         (297,337)

Income tax provision (benefit)                    (226,000)          (564,000)        899,000        1,304,000
                                                __________         __________      __________       __________
Net income (loss)                            $    (253,421)      $ (2,075,945)    $   160,025     $ (1,601,337)
                                                ==========         ==========      ==========       ==========



Net earnings (loss) per share of common stock
   Basic                                     $        (.03)       $      (.24)    $       .02     $       (.19)
                                                ==========         ==========      ==========       ==========
   Diluted                                   $        (.03)      $       (.24)    $       .02     $       (.19)
                                                ==========         ==========      ==========       ==========


Weighted average number of common
   shares outstanding
   Basic                                         8,504,191          8,493,665      8,479,908         8,502,051
                                                ==========         ==========      =========         =========
   Diluted                                       8,504,191          8,493,665      9,291,317         8,502,051
                                                ==========         ==========      =========         =========


See accompanying notes to consolidated financial statements.




                         Dataram Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows
                      Six Months Ended October 31,2002 and 2001
                                     (Unaudited)

                                                     2002             2001

Cash flows from operating activities:
   Net loss                                     $ (2,075,945)    $ (1,601,337)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities:
       Depreciation and amortization               2,004,002        2,827,200
       Bad debt expense                               78,237            2,079
       Changes in assets and liabilities:
         Decrease in trade receivables             4,517,581        8,266,679
         Decrease in inventories                   2,034,726        2,553,245
         Increase in other current assets           (301,844)        (499,449)
         Increase in income tax receivable           (30,000)               0
         Increase in other assets                    (35,000)         (43,466)
         Decrease in accounts payable             (4,080,677)      (3,540,559)
         Decrease in accrued liabilities             (89,074)      (1,186,668)
         Decrease in deferred income taxes            75,000          438,000
                                                  __________       __________

    Net cash provided by
      operating activities                         2,097,006        7,215,724
                                                   __________       __________

Cash flows from investing activities:
   Additions to property and equipment, net         (254,275)        (868,814)
   Proceeds from sale of property and equipment            0          190,000
                                                   __________       __________
   Net cash used in investing activities            (254,275)        (678,814)

Cash flows from financing activities:
  Payments under revolving credit line            (3,300,000)               0
  Principal payments on short-term
      Portion of debt                                      0       (1,000,000)
   Principal payments under capital
       lease obligations                                   0         (406,000)
   Proceeds from sale of common shares under
      stock option plan, (including tax benefits)    403,375          206,939
   Purchase and subsequent cancellation
      of common stock                               (396,240)        (598,733)
                                                  __________       __________
   Net cash used in financing                     (3,292,865)      (1,797,794)
      activities                                  __________       __________

Effect of foreign currency translation
   on cash and cash equivalents                      385,357           31,422
                                                  __________       __________
Net increase (decrease) in cash
   and cash equivalents                           (1,064,777)       4,770,538
Cash and cash equivalents at
   beginning of period                             3,656,150       10,235,321
                                                 __________         __________

Cash and cash equivalents at
   end of period                                $  2,591,373     $ 15,005,859
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     74,821      $   490,713
      Income taxes                              $     64,000      $   805,000


See accompanying notes to consolidated financial statements.


                     Notes to Consolidated Financial Statements
                              October 31, 2002 and 2001
(Unaudited)



Basis of Presentation

The information for the three and six months ended October 31, 2002 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Comprehensive Income (loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires that items defined as other comprehensive income, such as unrealized investment gains and losses and translation gains and losses, be seperately classified in the consolidated financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid in capital in the equity section of the consolidated balance sheet. Comprehensive loss for the three and six months ended October 31, 2002 was ($248,000) and ($1,691,000) respectively. Comprehensive loss for the three and six months ended October 31, 2001 was ($85,000) and ($1,932,000), respectively.


Principles of consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company's foreign subsidiaries' functional currency is the U.S. dollar as the majority of revenues are received in U.S. dollars and a majority of expenditures are made in U.S. dollars. The Company and its foreign subsidiaries report in U.S. dollars. For subsidiaries that maintain their accounts in currencies other than the U.S. dollar, the Company uses the current method of translation whereby the statements of earnings are translated using the average exchange rate and the assets and liabilities are translated using the period end exchange rate. Foreign currency translation gains or losses are recorded as a separate component of accumulated other comprehensive income or loss. Foreign currency translation gains or losses are included in the consolidated statement of earnings. For the three and six month periods ended October 31, 2002 and 2001,the Company had no foreign currency transaction gains or losses.


Restructuring charges

In fiscal 2003's first quarter, the Company initiated a restructuring of its operations, which resulted in a workforce reduction of approximately 24% and certain other cost efficiencies. The Company recorded a restructuring charge of $740,000, in the quarter ended July 31, 2002, which primarily relates to severance payments. As of October 31, 2002, the Company had paid out approximately $524,000 of the charges with the majority of the balance expected to be paid in the Company's current fiscal year.

Also, in the first quarter of the prior fiscal year, the Company initiated a restructuring of its operations, which resulted in a workforce reduction of approximately 25%. The Company recorded a restructuring charge of $1,200,000, in the quarter ended July 31, 2001, which primarily related to severance payments. All of the payments associated with the restructuring have been paid.


Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market preferred stock and commercial paper with original maturities of three months or less.


Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2002 and April 30, 2002 consist of the following categories:





                    October 31, 2002    April 30, 2002
                    ________________    ______________
Raw material        $      1,911,000    $    3,118,000
Work in process              205,000           182,000
Finished goods             1,284,000         2,135,000
                    ________________    ______________
                    $      3,400,000    $    5,435,000
                    ================    ==============




Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with servers, workstations, desktop and notebook computers which are manufactured by various companies. Revenues for the three and six month periods ended October 31, 2002 and 2001 by geographic region is as follows:

                                     Three months ended       Six months ended
                                     October 31, 2002         October 31, 2002
                                       ________________       ________________
United States                          $      7,978,000     $     17,055,000
Europe                                        3,865,000
7,815,000
Other (prinicipally Asia Pacific Region)      2,127,000            3,381,000
                                       ________________     ________________
Consolidated                           $     13,970,000     $     28,251,000
                                       ================     ================


                                     Three months ended       Six months ended
                                     October 31, 2001         October 31, 2001
                                       ________________       ________________
United States                          $      9,925,000     $     20,725,000
Europe                                        5,005,000           11,960,000
Other (prinicipally Asia Pacific Region)      4,243,000            9,059,000
                                       ________________      ________________
Consolidated                           $     19,173,000     $     41,744,000
                                       ================     ================


Long-lived assets (which consist of property and equipment, and goodwill) and total assets by geographic region as of October 31, 2002 and 2001 is as follows:

                               October 31, 2002
                    Long-lived assets      Total assets
                    _________________    ______________
United States       $       4,509,000    $   12,438,000
Europe                     14,017,000        19,667,000
Other                          78,000         1,302,000
                    _________________    ______________
Consolidated        $      18,604,000    $   33,407,000
                    =================    ==============



                              October 31, 2001
                    Long-lived assets      Total assets
                    _________________    ______________
United States       $       5,729,000    $   20,181,000
Europe                     21,923,000        35,652,000
Other                         180,000         1,545,000
                    _________________    ______________
Consolidated        $      27,832,000    $   57,378,000
                    =================    ==============





Long-term Debt

On April 16, 2001 the Company entered into a $10,000,000 term note ("term note") and a $15,000,000 revolving credit line ("credit line") with a commercial bank (together, referred to as the "credit facility"). The credit facility contains financial covenants as defined in the agreement, which were amended in January 2002 and which the Company was in compliance with at October 31, 2002. The term note was due in twenty quarterly installments of $500,000 until March 31, 2006. The Company repaid the term loan in its entirety in January, 2002. As of October 31, 2002, the amount borrowed under the revolving credit line was $500,000. The Company repaid the $500,000 of borrowings on Novemebr 4, 2002 and $15,000,000 remains available for borrowing. The revolving credit line is scheduled to expire in April 2004.


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

In July 2002, the Financial Accounting Standards Board issued SFAS no. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 reconsiders all of the guidance contained in EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 applies to costs associated with (a) certain termination benefits (so-called one-time termination benefits), (b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. FAS 146, which may be adopted early, is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating FAS 146 and is unable, at this time, to determine the impact, if any, that might exist as a result of adopting this standard.


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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended, such as the development of new products, the commencement of production or the future financial performance of the Company. Actual results may differ from such projections and are subject to certain risks including, without limitation, risks arising from: changes in the price of memory chips, changes in the demand for memory systems for workstations and servers, increased competition in the memory systems industry, delays in developing and commercializing new products and other factors described in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission which can be reviewed at http://www.sec.gov.


Liquidity and Capital Resources

     The Company's cash and working capital position remain strong. As of October 31, 2002, cash and equivalents amounted to $2.6 million and working capital amounted to $10.1 million, reflecting a current ratio of 3.5 compared to cash and equivalents of $3.7 million and working capital of $13.5 million and a current ratio of 2.6 as of April 30, 2002.

     During the quarter ended October 31, 2002, the Company purchased and retired 84,900 shares of its common stock under its existing open market repurchase plan at a total cost of $256,000. During the first quarter of fiscal year 2003 the Company purchased and retired 38,600 shares at a cost of $140,000. As of October 31, 2002, the total number of remaining shares authorized for purchase under the program is 74,250 shares. On December 4, 2002, the Company announced that its Board of Directors authorized an additional 500,000 share repurchase program. Management expects that the Company will continue to repurchase shares in fiscal 2003.

     On April 16, 2001 the Company entered into a $10,000,000 term note ("term note") and a $15,000,000 revolving credit line ("credit line") with a commercial bank (together, referred to as the "credit facility"). On January 21, 2002 the Company amended and restated its credit facility. The credit facility contains financial covenants as defined in the agreement which the Company was in compliance with at October 31, 2002. The term note was due in twenty quarterly installments of $500,000 until March 31, 2006. The Company repaid the term loan in its entirety in January, 2002. As of October 31, 2002, the amount borrowed under the revolving credit line was $500,000. The Company repaid the $500,000 on Novemebr 4, 2002 and $15,000,000 remains available for borrowing. The revolving credit line is scheduled to expire in April 2004. Management believes that the Company's operating cash flows and availability under borrowings will be sufficient to meet short term liquidity needs including contractual obligations as the Company does not expect any unforeseen demands beyond general operating requirements for cash. Management further believes that its working capital together with internally generated funds from its operations and its bank line of credit are adequate to finance the Company's long term operating needs and future capital requirements.

     On July 29, 2002, the Company entered into an agreement to sell its undeveloped land for a price of $3.0 million. The agreement provides for closing to occur no later than 30 months from the date of the contract. Additionally, the agreement is subject to certain contingencies and as such may be terminated prior to closing. The land is carried at cost on the Company's balance sheet at a value of $875,000 and is shown as an asset held for sale. The resulting gain on the sale will be recorded upon consumation of the transaction and when all contingencies have been satisfied.

     Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2002 are as follows:


                                        Operating leases
Year ending April 30:                   ________________

    2003                                 $    1,312
    2004                                      1,108
    2005                                      1,127
    2006                                      1,113
    2007                                        855
    Therafter                                 2,214
    Total minimum lease payments         $    7,729

The Company has no other material commitments.


Results of Operations

     Revenues for the three month period ending October 31, 2002 were $13,970,000 compared to revenues of $19,173,000 for the comparable prior year period. Fiscal 2003 six month revenues totaled $28,252,000 versus six month revenues of $41,744,000 in the prior year. The decrease in revenues was the result of decreased demand for our memory products, driven by the economic slow down. Volume measured as gigabytes shipped decreased 29% for the second quarter of fiscal 2003 as compared to the same prior year quarter. Six month volume decreased 42% in fiscal 2003 as compared to the same prior year period. There was also a decrease in average selling prices caused by the decline in price of Dynamic Random Access Memory (DRAM) chips, the primary raw material used in the Company's product. As a result of this decline, average selling prices for the Company's products in this year's first six months have declined by approximately 5% from the comparable prior year period, which has unfavorably impacted revenues.

     Cost of sales for the second quarter and six months were 70% and 73% of revenues, respectively versus 63% and 66% for the same prior year periods. The increase in cost of sales as a percentage of revenues is primarily the result of manufacturing capacity that is not being fully utilized, therefore all fixed cost are not being absorbed at current production levels.

     Engineering and development costs in fiscal 2003's second quarter and six months were $400,000 and $782,000, respectively, versus $413,000 and $1,007,000 for the same prior year periods. The decrease in expense is primarily attributable to the reduced number of employees as a result of the restructurings. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

     Selling, general and administrative costs in fiscal 2003's second quarter and six months increased to 31% of revenues from 27% for the same prior year periods. Second quarter and six month total expenditures decreased by $940,000 and $2,460,000 from the comparable prior year periods. The reduction of total expenses is mainly the result of the aforementioned reduction in workforce. The majority of selling, general and administrative costs are fixed, therefore as revenue decreases the percent to revenue of these cost increases.

     In fiscal 2002's first quarter and again in fiscal 2003's first quarter, the Company initiated restructurings of its operations which resulted in workforce reductions of approximately 25% and 24%, respectively as well as certain other cost efficiencies. The Company recorded a restructuring charge of $740,000 in the quarter ended July 31, 2002, which primarily relates to severance payments. As of October 31, 2002, the Company had paid out approximately $524,000 of the charges with the majority of the balance expected to be paid in the Company's current fiscal year. In fiscal 2002's first quarter, the Company recorded a restructuring charge of $1,200,000, which primarily related to severance payments. All of the payments associated with that restructuring have been paid.

     Intangible asset amortization recorded in fiscal 2003's first and second quarter was nil versus $297,000 and $296,000, respectively. The Company conducted an evaluation of its intangible assets in the third quarter of fiscal 2002. The evaluation resulted in a one-time charge of $5,300,000, which reduced the carrying value of its intangible assets to zero.

     Other income (expense), net for the second quarter and six months totaled ($9,000) and ($54,000) for fiscal 2003 and ($143,000) and ($297,000) for the same periods in fiscal 2002. Other income (expense), net in fiscal 2003's three and six months consisted of interest expense of ($18,000) and ($75,000) offset by interest income of $9,000 and $21,000. Fiscal 2002's three and six months consisted of interest expense of ($241,000) and ($491,000) offset by interest income of $98,000 and $193,000. Interest expense has decreased due to the reduction of debt.

     Income tax expense (benefit) for the three and six months ended October 31, 2002 was ($226,000) and ($564,000), respectively versus $899,000 and
$1,304,000 in the comparable prior year periods. In both fiscal years, income tax expense (benefit) was recognized in the United States at an effective rate of 38%. No tax benefit has been recognized on losses incurred in international subsidiaries.

Critical Accounting Policies

     The Company's accounting policies are described in Note 1 to the notes to the April 30, 2002 Consolidated Financial Statements filed on the Company's most recent Form 10-K and there have been no material changes to such policies.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not invest in market risk sensitive instruments. The Company's investments during the past fiscal year have consisted of overnight deposits with banks. The Company's rate of return on its investment portfolio changes with short-term interest rates, although such changes will not effect the value of its portfolio. The Company's objectives in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

     The Company purchases and sells primarily in U.S. dollars. The Company sells in foreign currency to a limited number of customers and as such incurs some foreign currency risk. At any given time, approximately 15 to 20 percent of the Company's accounts receivable are denominated in currencies other than U.S. dollars. The Company also incurs expenses in these same currencies, primarily payroll and facilities costs which hedge these assets. At present, the Company does not purchase forward contracts as hedging instruments, but intends to do so as circumstances warrant.


ITEM 4.  CONTROLS AND PROCEDURES

      During the period covered by this interim report, the Company's chief executive officer and its chief financial officer have evaluated the effectiveness of the Company's internal controls and procedures and the Company's disclosure controls and procedures and have determined that they are adequate to insure a fair presentation, in all material respects, of the financial position, results of operations and statements of cash flows of the Company and there have been no material changes to such controls and procedures.




PART II: OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 18, 2002 the Company held its Annual Meeting of Shareholders. The Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. The matters voted upon were the election of directors and the ratification of the selection of KPMG, LLP as the independent certified public accountant of the Company fo the fiscal year ending April 30, 2003. The results of the voting were:

     On the vote for directors:

  Nominee                     For              Withheld
  _______                     ___              ________

  Tarrantino                7,408,073          120,967
  Holzman                   7,449,673           79,367
  Majewski                  7,484,363           44,677
  Riley                     7,480,577           48,463
  Cady                      7,483,382           45,658

     On the vote for ratification of the selection of accountants:

       For              Against             Abstain
     _______            _______             _______

     7,442,148          68,953              17,939


ITEM 5.  OTHER INFORMATION

     After the close of the quarter, the Board of Directors authorized the repurchase of an additional 500,000 shares of common stock as described in the attached press release.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

      27 (a). Press Release reporting results of Second Quarter, Fiscal Year 2003 (Attached).

      27 (b). Press Release announcing Open Market Stock Repurchase Plan.



B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.





Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DATARAM CORPORATION





                                                 MARK E. MADDOCKS
Date: December 10, 2002                     By: ___________________________
                                            Mark E. Maddocks
                                            Vice President, Finance
                                            (Principal Financial Officer)


CERTIFICATIONS

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



Date: December 10, 2002


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



Date: December 10, 2002


MARK MADDOCKS
_______________________
Mark Maddocks
Vice President, Finance
     Page 8 of 8
     Page 8 of 8
     Page 8 of 8