Form 10-Q
period 2003-01-31
DATARAM CORP
filed 2003-03-10
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      1/31/03      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                        DATARAM CORPORATION
_____________________________________________________________________________
   (Exact name of registrant as specified in its charter)

     New Jersey                                     22-1831409
_______________________________         ___________________________________
(State or other jurisdiction of        (I.R.S.  Employer Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
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

     Yes     X         No
           _____            _____

     Indicate by check mark whether the registrant is an accelerated filer.

     Yes              No     X
          _____            _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of February 28, 2003, there were 8,504,519 shares outstanding.


                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         January 31, 2003 and April 30, 2002
                                     (Unaudited)

                                            January 31, 2003    April 30, 2002
Assets
Current Assets:
   Cash and cash equivalents                    $  3,096,542     $   3,656,150
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $320,000                                   5,892,175        11,477,098
   Income tax receivable                           1,140,000           700,000
   Inventories                                     2,913,360         5,435,069
   Other current assets                              720,524           531,680
                                                  __________        __________
     Total current assets                         13,762,601        21,799,997

Property and equipment, at cost:
   Land (held for sale)                              875,000           875,000
   Machinery and equipment                        16,883,895        17,150,925
                                                  __________        __________
                                                  17,758,895        18,025,925

   Less: accumulated depreciation
     and amortization                             10,917,422         8,816,049
                                                  __________        __________
Net property and equipment                         6,841,473         9,209,876

Other assets                                         480,626           407,626

Goodwill                                          11,144,000        11,144,000
                                                  __________        __________

                                                $ 32,228,700     $  42,561,499
                                                  ==========        ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                             $  2,719,871     $   6,598,601
   Accrued liabilities                             1,397,576         1,688,119
                                                  __________        __________
     Total current liabilities                     4,117,447         8,286,720

Deferred income taxes                                646,000           647,000
Long-term debt                                             0         3,800,000
                                                  __________        __________
     Total liabilities                             4,763,447        12,733,720

Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 54,000,000 shares; issued and
      outstanding 8,504,519 at January 31, 2003
      8,493,819 at April 30, 2002                  8,504,519         8,493,819
   Additional paid in capital                      4,587,234         4,405,296
   Retained earnings                              13,682,500        16,829,242
   Accumulated other comprehensive income -          691,000            99,422
      foreign currency translation adjustment     __________        __________

        Total stockholders' equity                27,465,253        29,827,779
                                                  __________        __________
                                                $ 32,228,700     $  42,561,499
                                                  ==========        ==========

See accompanying notes to consolidated financial statements.

                                            Dataram Corporation and Subsidiary
                                           Consolidated Statements of Operations
                                    Three and Nine Months Ended January 31, 2003 and 2002

                                                       (Unaudited)



                                                            2003                              2002
                                               3rd Quarter        Nine Months     3rd Quarter      Nine Months

Revenues                                     $  12,757,992      $  41,009,492    $ 19,645,752     $ 61,389,278

Costs and expenses:
   Cost of sales                                 9,285,697         29,795,530      12,546,709       40,223,842
   Engineering and development                     374,941          1,156,442         438,417        1,445,862
   Selling, general and administrative           4,341,588         13,147,878       5,292,441       16,558,307
   Restructuring charges                                 0            740,000               0        1,200,000
   Intangible asset amortization                         0                  0       5,263,000        5,856,000
                                                __________         __________      __________       __________
                                                14,002,226         44,839,850      23,540,567       65,284,011

Loss from operations                            (1,244,234)        (3,830,358)     (3,894,815)      (3,894,733)


Interest income                                      7,102             28,357          85,709          279,003
Interest expense                                    (8,959)           (84,035)       (613,851)      (1,104,564)
                                                __________         __________      __________       __________

Loss before income taxes                        (1,246,091)        (3,886,036)     (4,422,957)      (4,720,294)

Income tax provision (benefit)                    (453,000)        (1,017,000)        360,000        1,664,000
                                                __________         __________      __________       __________
Net loss                                     $    (793,091)     $  (2,869,036)   $ (4,782,957)    $ (6,384,294)
                                                ==========         ==========      ==========       ==========



Net loss per share of common stock
   Basic                                     $        (.09)      $      (.34)    $       (.57)    $       (.75)
                                                ==========         ==========      ==========       ==========
   Diluted                                   $        (.09)      $      (.34)    $       (.57)    $       (.75)
                                                ==========         ==========      ==========       ==========


Weighted average number of common
   shares outstanding
   Basic                                         8,509,611          8,498,980       8,453,669        8,485,924
                                                ==========         ==========       =========        =========
   Diluted                                       8,509,611          8,498,980       8,453,669        8,485,924
                                                ==========         ==========       =========        =========


See accompanying notes to consolidated financial statements.



                         Dataram Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows
                       Nine Months Ended January 31, 2003 and 2002
                                    (Unaudited)

                                                      2003             2002

Cash flows from operating activities:
   Net loss                                     $ (2,869,036)    $ (6,384,294)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities:
       Depreciation and amortization               3,007,003        9,174,519
       Bad debt expense (recovery)                    91,359         (104,863)
       Decrease in deferred income taxes              75,000                0
       Changes in assets and liabilities:
         Decrease in trade receivables             5,865,564        6,225,064
         Increase in income tax receivable          (440,000)               0
         Decrease (increase) in inventories        2,699,709         (642,838)
         Increase in other current assets           (317,844)        (721,306)
         Increase in other assets                   (149,000)         (19,466)
         Decrease in accounts payable             (3,969,730)        (671,491)
         Decrease in accrued liabilities            (441,543)      (2,017,374)
                                                  __________       __________

    Net cash provided by
      operating activities                         3,551,482        4,837,951
                                                  __________       __________

Cash flows used in investing activities-
   Additions to property and equipment              (638,600)        (428,431)

Cash flows from financing activities:
  Principal payments of term loan                          0      (10,000,000)
  Borrowings (payments) under revolving
      credit line                                 (3,800,000)       3,900,000
  Principal payments under capital
       lease obligations                                   0       (5,111,000)
   Proceeds from sale of common shares under
      stock option plan, (including tax benefits)    403,375          345,183
   Purchase and subsequent cancellation
      of common stock                               (488,443)        (649,976)
                                                  __________       __________
   Net cash used in financing                     (3,885,068)     (11,515,793)
      activities                                  __________       __________

Effect of foreign currency translation
   on cash and cash equivalents                      412,578         (290,578)
                                                  __________       __________
Net decrease in cash and
   cash equivalents                                 (559,608)      (7,396,851)
Cash and cash equivalents at
   beginning of period                             3,656,150       10,235,321
                                                  __________       __________

Cash and cash equivalents at
   end of period                                $  3,096,542     $  2,838,470
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $    115,827     $  1,104,564
      Income taxes                              $     88,200     $  1,640,000


See accompanying notes to consolidated financial statements.


                    Notes to Consolidated Financial Statements
                             January 31, 2003 and 2002
                                    (Unaudited)



Basis of Presentation

The information for the three and nine months ended January 31, 2003 and 2002, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Comprehensive Income (loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires that items defined as other comprehensive income, such as unrealized investment gains and losses and translation gains and losses, be seperately classified in the consolidated financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid in capital in the equity section of the consolidated balance sheet. Comprehensive loss for the three and nine months ended January 31, 2003 was ($587,000) and ($2,277,000) respectively. Comprehensive loss for the three and nine months ended January 31, 2002 was ($4,743,000) and ($6,675,000), respectively.


Restructuring charges

In fiscal 2003's first quarter, the Company initiated a restructuring of its operations, which resulted in a workforce reduction of approximately 24% and certain other cost efficiencies. The Company recorded a restructuring charge of $740,000, in the quarter ended July 31, 2002, which primarily relates to severance payments. As of January 31, 2003, the Company had paid out approximately $608,000 of the charges with the balance expected to be paid in the quarter ended April 30, 2003.

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

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2003 and April 30, 2002 consist of the following categories:





                    January 31, 2003    April 30, 2002
                    ________________    ______________
Raw material        $      1,382,000    $    3,118,000
Work in process              210,000           182,000
Finished goods             1,321,000         2,135,000
                    ________________    ______________
                    $      2,913,000    $    5,435,000
                    ================    ==============





Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with servers, workstations, desktop and notebook computers which are manufactured by various companies. Revenues for the three and nine month periods ended January 31, 2003 and 2002 by geographic region is as follows:

                                     Three months ended     Nine months ended
                                     January 31, 2003       January 31, 2003
                                      ________________      ________________
United States                         $      5,900,000      $     22,955,000
Europe                                       4,262,000            12,077,000
Other (prinicipally Asia Pacific Region)     2,596,000             5,977,000
                                      ________________      ________________
Consolidated                          $     12,758,000      $     41,009,000
                                      ================      ================


                                     Three months ended      Nine months ended
                                     January 31, 2002        January 31, 2002
                                    ________________        ________________
United States                        $     10,310,000       $     31,035,000
Europe                                      7,023,000             18,982,000
Other (prinicipally Asia Pacific
       Region)                              2,313,000             11,372,000
                                     ________________       ________________
Consolidated                         $     19,646,000       $     61,389,000
                                     ================       ================


Long-lived assets (which consist of property and equipment, and goodwill) and total assets by geographic region as of January 31, 2003 and 2002 is as follows:

                              January 31, 2003
                    Long-lived assets    Total assets
                    _________________    ______________
United States       $       4,509,000    $   12,276,000
Europe                     13,415,000        18,649,000
Other                          61,000         1,304,000
                    _________________    ______________
Consolidated        $      17,985,000    $   32,229,000
                    =================    ==============



                              January 31, 2002
                    Long-lived assets    Total assets
                    _________________    ______________
United States       $       5,651,000    $   16,964,000
Europe                     15,610,000        24,138,000
Other                         219,000         3,299,000
                    _________________    ______________
Consolidated        $      21,480,000    $   44,401,000
                    =================    ==============


Long-term Debt

On April 16, 2001 the Company entered into a $10,000,000 term note ("term note") and a $15,000,000 revolving credit line ("credit line") with a commercial bank (together, referred to as the "credit facility"). The credit facility contains financial covenants as defined in the agreement, which were ammended in January 2002 and which the Company was in compliance with at January 31, 2003. The term note was due in twenty quarterly installments of $500,000 until March 31, 2006. The Company repaid the term loan in its entirety in January, 2002. As of January 31, 2003, the amount borrowed under the revolving credit line was nil, and $15,000,000 remains available for borrowing. The revolving credit line is scheduled to expire in April 2004.


Significant New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company currently is evaluating the provisions of SFAS 143, but expects that the provisions will not have a material impact on its operations and financial position upon adoption.

In July 2002, the FASB issued SFAS no. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 reconsiders all of the guidance contained in EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 applies to costs associated with
(a) certain termination benefits (so - called one-time termination benefits),
(b) costs to terminate a contract that is not a capital lease, and (c) other associated costs including costs to consolidate facilities or relocate employees. FAS 146, which may be adopted early, is effective for exit and disposal activities initiated after December 31, 2002. The Company has adopted FAS 146 and it did not have an effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS no. 148, Accounting for Stock-Based Compensation, Transition and Disclosure ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. As of January 31, 2003, the Company is not required, nor has it adopted the provisions of FAS 148. However, the Company does not expect FAS 148 to have a material effect on the consolidated financial statements, upon adoption because it will continue to account for options under APB 25.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The Company maintains a warranty reserve of $54,000 at April 30, 2002 and January 31, 2003.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its consolidated financial statements.

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


Liquidity and Capital Resources

     The Company's cash and working capital position remain strong. As of January 31, 2003, cash and equivalents amounted to $3.1 million and working capital amounted to $9.6 million, reflecting a current ratio of 3.3 compared to cash and equivalents of $3.7 million and working capital of $13.5 million and a current ratio of 2.6 as of April 30, 2002.

     During the quarter ended January 31, 2003, the Company purchased and retired 25,800 shares of its common stock under its open market repurchase plan at a total cost of $92,000. The total number of shares purchased and retired in fiscal 2003 is 149,300, at a total cost of $488,000. On December 4, 2002 the Company announced that the Board of Directors had authorized an additional share repuchase program of 500,000 shares. As of January 31, 2003, the total number of remaining shares authorized for purchase is 548,450 shares. Management expects that the Company will continue to repurchase shares in fiscal 2003.

     On April 16, 2001 the Company entered into a $10,000,000 term note ("term note") and a $15,000,000 revolving credit line ("credit line") with a commercial bank (together, referred to as the "credit facility"). On January 21, 2002 the Company amended and restated its credit facility. The credit facility contains financial covenants as defined in the agreement which the Company was in compliance with at January 31, 2003. The term note was due in twenty quarterly installments of $500,000 until March 31, 2006. The Company repaid the term loan in its entirety in January, 2002. As of January 31, 2003, the amount borrowed under the revolving credit line was nil. The $15,000,000 revolving credit line is scheduled to expire in April 2004. Management believes that the Company's operating cash flows and availability under borrowings will be sufficient to meet short term liquidity needs including contractual obligations as the Company does not expect any unforeseen demands beyond general operating requirements for cash. Management further believes that its working capital together with internally generated funds from its operations and its bank line of credit are adequate to finance the Company's long term operating needs and future capital requirements.


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

     Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2002 are as follows:



                                        Operating leases
Year ending April 30:                   ________________

    2003                                 $    1,312,000
    2004                                      1,108,000
    2005                                      1,127,000
    2006                                      1,113,000
    2007                                        855,000
    Thereafter                                 2,214,000
    Total minimum lease payments         $    7,729,000

The Company has no other material commitments.


Results of Operations

     Revenues for the three month period ending January 31, 2003 were $12,758,000 compared to revenues of $19,646,000 for the comparable prior year period. Fiscal 2003 nine month revenues totaled $41,009,000 versus nine month revenues of $61,389,000 in the prior year. The decrease in revenues was the result of decreased demand, primarily in the United States and Europe for our memory products, driven by the economic slow down. Volume measured as gigabytes shipped decreased 38% for the third quarter of fiscal 2003 as compared to the same prior year quarter. Nine month volume decreased 32% in fiscal 2003 as compared to the same prior year period. There was also a decrease in average selling prices caused by the decline in price of Dynamic Random Access Memory (DRAM) chips, the primary raw material used in the Company's product. As a result of this decline, average selling prices for the Company's products in this year's first nine months have declined by approximately 4% from the comparable prior year period. Revenues for the three and nine month periods ended January 31, 2003 and 2002 by geographic region were:

                                       Three months ended    Nine months ended
                                       January 31, 2003      January 31, 2003
                                       ________________       ________________
United States                          $      5,900,000     $     22,955,000
Europe                                        4,262,000           12,077,000
Other (prinicipally Asia Pacific Region)      2,596,000            5,977,000
                                       ________________     ________________
Consolidated                           $     12,758,000     $     41,009,000
                                       ================     ================

                                       Three months ended    Nine months ended
                                       January 31, 2002      January 31, 2002
                                       ________________     ________________
United States                          $     10,310,000     $     31,035,000
Europe                                        7,023,000           18,982,000
Other (prinicipally Asia Pacific Region)      2,313,000           11,372,000
                                       ________________     ________________
Consolidated                           $     19,646,000     $     61,389,000
                                       ================     ================


     Cost of sales for the third quarter and nine months were 73% of revenues, versus 64% and 66% for the same prior year periods. The increase in cost of sales as a percentage of revenues is primarily the result of manufacturing capacity that is not being fully utilized, therefore all fixed cost are not being absorbed at current production levels.

     Engineering and development costs in fiscal 2003's third quarter and nine months were $375,000 and $1,156,000, respectively, versus $438,000 and $1,446,000 for the same prior year periods. The decrease in expense is primarily attributable to the reduced number of employees as a result of the restructurings. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

     Selling, general and administrative costs in fiscal 2003's third quarter and nine months increased to 34% and 32% of revenues, respectively versus 27% for the same prior year periods. Third quarter and nine month total expenditures decreased by $951,000 and $3,410,000 from the comparable prior year periods. The reduction of total expenses is mainly the result of the aforementioned reduction in workforce. The majority of selling, general and administrative costs are fixed, therefore as revenue decreases the percent to revenue of these cost increases.

     In fiscal 2002's first quarter and again in fiscal 2003's first quarter, the Company initiated restructurings of its operations which resulted in workforce reductions of approximately 25% and 24%, respectively as well as certain other cost efficiencies. The Company recorded a restructuring charge of $740,000 in the quarter ended July 31, 2002, which primarily relates to severance payments. As of January 31, 2003, the Company had paid out approximately $608,000 of the charges with the majority of the balance expected to be paid in the quarter ended April 30, 2003. In fiscal 2002's first quarter, the Company recorded a restructuring charge of $1,200,000, which primarily related to severance payments. All of the payments associated with that restructuring have been paid.

     Intangible asset amortization recorded in fiscal 2003's third quarter and nine months was nil versus $5,300,000 and $5,900,000, respectively. The Company conducted an evaluation of its intangible assets in the third quarter of fiscal 2002. The evaluation resulted in a charge of $5,300,000, which reduced the carrying value of its intangible assets to zero. The Company is required to conduct an impairment analysis of its acquired goodwill, currently $11,144,000, annually. The Company will conduct the analysis in its fourth quarter ended April 30, 2003. It is not practical to reasonably estimate the impact of the reassessment at this time. However, with the economic slow down continuing and in light of the Company's losses from operations and the decline in the Company's stock price, the Company is assessing its business plan and projections and considering how its acquired operations are being utilized.

     Other income (expense), net for the third quarter and nine months totaled ($2,000) and ($56,000) for fiscal 2003 and ($528,000) and ($826,000) for the same periods in fiscal 2002. Other income (expense), net in fiscal 2003's three and nine months consisted of interest expense of ($9,000) and ($84,000) offset by interest income of $7,000 and $28,000. Fiscal 2002's three and nine months consisted of interest expense of ($614,000) and ($1,105,000) offset by interest income of $86,000 and $279,000. Interest expense has decreased due to the reduction of debt.

     Income tax expense (benefit) for the third quarter and nine months ended January 31, 2003 was ($453,000) and ($1,017,000), respectively versus $360,000 and $1,664,000 in the comparable prior year periods. In both fiscal years, income tax expense (benefit) was recognized in the United States at an effective rate of 38%. Tax benefit has been recognized at an effective rate of 34% on losses incurred in international operations beginning in Fiscal 2003's second quarter, as a result of a change in ownership structure of the foreign operations.

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





                         PART II: OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

     27 (a). Press Release reporting results of Third Quarter, Fiscal Year 2003 (Attached).


     27 (b). Press release announcing 500,000 share stock repurchase program (Attached).

B.  Reports on Form 8-K

     No reports on Form 8-K have been filed during the current quarter.





Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DATARAM CORPORATION



                                      MARK  E. MADDOCKS
Date: March 6, 2003               By: _____________________
                                      Mark E. Maddocks
                                      Vice President, Finance
                                      (Principal Financial Officer)


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



Date: March 6, 2003


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



Date: March 6, 2003


MARK MADDOCKS
_______________________
Mark Maddocks
Vice President, Finance
     Page 8 of 8
     Page 8 of 8
     Page 8 of 8