Form 10-K
period 2003-04-30
DATARAM CORP
filed 2003-07-29
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2003.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act.  Yes [ ]     No [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on July 22, 2003 was $30,021,912.

     The number of shares of Common Stock outstanding on July 22, 2003 was 8,497,219 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 17, 2003 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  2003 Annual Report to Security Holders

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

     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . 15

Part III

     Item 10.  Directors and Executive Officers of
               the Registrant . . . . . . . . . . . . . . . . . 15

     Item 11.  Executive Compensation . . . . . . . . . . . . . 15

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management and
               Related Stockholder Matters. . . . . . . . . . . 15

     Item 13.  Certain Relationships and Related
               Transactions . . . . . . . . . . . . . . . . . . 15

     Item 14.  Controls and Procedures. . . . . . . . . . . . . 15

     Item 15.  Principal Accountant Fees and Services . . . . . 15

Part IV

     Item 16.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K . . . . . . . 16

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                              PART I
Item 1.  BUSINESS

     (a)  General Development of Business.

     Dataram develops, manufactures and markets memory products for use with workstations and enterprise servers. The Company's computer-related memory products expand the capacity and extend the economic useful life of computers manufactured by Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), Silicon Graphics, Inc. ("SGI"), International Business Machines Corporation ("IBM") and Dell Corporation ("Dell"). The Company also manufactures a line of memory products for Intel motherboard based servers for sale to original equipment manufacturers (OEMs)and channel assemblers.

     In fiscal 2003, the Company continued to be adversely effected by the worldwide retrenchment in computer sales. Capital spending on new information technology equipment remained soft in light of the general economic uncertainty. In part, the Company was able to offset this trend by the sale of upgrades to existing equipment. DRAM prices represent approximately 75% of the cost of the Company's final product. For the most part, competitive pressures require the Company to pass through decreases in DRAM prices to customers. As a result of these factors, volume measured as gigabytes shipped declined by approximately 30% and average selling prices declined by approximately 7% from the prior fiscal year. The Company responded to this business climate by reducing its staff, reductions which in the short run adversely affected the Company's earnings.

     In March of fiscal 2001, the Company acquired certain of the assets of Memory Card Technology A/S ("MCT"), a Danish manufacturer of memory boards for notebooks, desktop computers and other applications. The Company announced a restructuring of its operations in April 2003. As part of the restructuring, the Company closed its Denmark manufacturing operation and ceased production of memory for the PC market. The Company reduced its workforce by approximately 28% which coupled with other operating efficiencies is projected to save approximately $7 million in annual operating costs.

     During the year, despite substantial losses, the Company had positive cash flow from operating activities and in fact repaid $3.8 million dollars in indebtedness, representing all of its outstanding indebtedness.

     Dataram was incorporated in New Jersey in 1967 and made its initial public offering in 1968. Its common stock, $1 par value (the "Common Stock") was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 186 Princeton Road (Route 571), West Windsor, New Jersey 08550, its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is located at http://www.dataram.com.

                           RISK FACTORS

     WE MAY HAVE TO SUBSTANTIALLY INCREASE OUR WORKING CAPITAL REQUIREMENTS IN THE EVENT OF DRAM ALLOCATIONS. Over the past 20 years, availability of DRAMs has swung back and forth from oversupply to shortage. In times of shortage, Dataram has been forced to invest substantial working capital resources in building and maintaining inventory. At such times Dataram has bought DRAMs in excess of its customers' needs in order to ensure future allocations from DRAM manufacturers. Dataram believes that the market for DRAMs is presently out of balance and there is an oversupply of DRAMS, but there can be no assurance that conditions of shortage may not prevail in the future. In the event of a shortage, Dataram may not be able to obtain sufficient DRAMs to meet customers' needs in the short term, and Dataram may have to invest substantial working capital resources in order to meet long term customer needs.

     WE COULD SUFFER LOSSES IF DRAM PRICES DECLINE SUBSTANTIALLY. Dataram is often required to maintain substantial inventories during periods of shortage and allocation. During periods of increasing availability of DRAM and rapidly declining prices, Dataram has been forced to write down inventory.
At the present time, the market is one of oversupply, and Dataram seeks to maintain a minimum inventory while meeting the needs of customers. But there can be no assurance that Dataram will not suffer losses in the future based upon high inventories and declining DRAM prices.

     OUR MEMORY PRODUCTS MAY VIOLATE OTHERS' PATENTS. Certain of Dataram's memory products are designed to be used with proprietary computer systems built by various OEM manufacturers. Dataram often has to comply with proprietary memory designs which may be patented, now or at some time in the future. OEMs have, at times, claimed that we have violated their patent rights by adapting our computer memory products to meet the requirements of their systems. It is the policy of Dataram to, in unclear cases, either obtain an opinion of patent counsel prior to marketing, or obtain a license from the patent holder. Dataram is presently licensed by Sun Microsystems and Silicon Graphics to sell memory products for their principal products. However, there can be no assurance that memory designs will not be created in the future which will, in fact, be patented and which patent holders will require the payment of substantial royalties as a condition for Dataram's continued presence in the segment of the market covered by the patent or they may not give us a license. Nor can there be any assurance that Dataram's existing products do not violate one or more existing patents.

     WE FACE COMPETITION FROM OEMs. Dataram sells its products at a lower price than OEMs. Customers will often pay some premium for the "name brand" product when buying additional memory and OEMs seek to exploit this tendency by having a high profit margin on memory products. However, individual OEMs can change their policy and price memory products competitively. While Dataram believes that with its manufacturing efficiency and low overhead it still would be able to compete favorably with OEMs, in such an event profit margins and earnings would be adversely affected. Also, OEM's can choose to use "free memory" as a promotional device in which case the Company's ability to compete is severely impaired.

     WE MAY LOSE AN IMPORTANT CUSTOMER. During fiscal 2003, no single customer accounted for 10% of the Company's revenue. However, the largest ten customers accounted for approximately 33% of the Company's revenue. There can be no assurance that one or more of these customers will cease or materially decrease their business with the Company in the future and that Dataram's financial performance will not be adversely affected thereby.

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

     THE MARKET FOR OUR PRODUCTS MAY NARROW OVER TIME. The principal market of Dataram is the buyers and owners of workstations and servers, classes of machines lying between large mainframe computers and personal computers. The trend has been observed that personal computers are increasing in their power and sophistication and, as a result, are now filling some of the computational needs traditionally filled by workstations. The competition for the supply of after-market memory products in the PC industry is very competitive and to the extent Dataram competes in this market we can be expected to have lower profit margins. There can be no assurance that this trend will not continue in the future, and that Dataram's financial performance will not be adversely affected thereby.

     WE MAY MAKE UNPROFITABLE ACQUISITIONS. While the Company is not currently engaged in discussions which could lead to an acquisition, the possibility exists that an acquisition will be made at some time in the future. Uncertainty surrounds all acquisitions and it is possible that a particular acquisition may not result in a benefit to shareholders, particularly in the short term.

     WE MAY BE SUBJECT TO UNKNOWN LIABILITIES ARISING FROM THE ACQUISITION OF MCT'S ASSETS. While the Company purchased assets and assumed only a limited and discrete liability in connection with the MCT transaction, and while the Company believes that it had conducted adequate due diligence, there can be no assurance that the Company will not be held liable for liabilities of MCT which at the present are unknown and unforeseen. The Company believes that it has made reservations for all known risks that could have a material impact upon the Company.

     A PORTION OF OUR OPERATIONS ARE DESIGNED TO MEET THE NEEDS OF THE VERY COMPETITIVE INTEL PROCESSOR-BASED MOTHERBOARD MARKET. In addition to selling server memory systems, we develop, manufacturer and market a variety of memory products for motherboards that are Intel processor based. Many of these products are sold to OEMs and incorporated into computers and other equipment. This is an intensely competitive market with high volumes but lower margins.

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

     (c)  Narrative Description of Business.

     Dataram develops, manufactures and markets a variety of memory products for use with workstations and enterprise servers, including those sold by Sun, HP (including Compaq), SGI, IBM and Dell. The Company sells memory products both for new machines and for the installed base of these classes of computers at prices less than the computer manufacturer. The Company also develops, manufactures and markets memory boards for Intel processor based motherboards, principally based on sales to OEMs and distributors.


Industry Background

     The market for the Company's memory products is principally buyers and owners of workstations and enterprise servers. These systems have been important to the growth of the Internet.

     A workstation, like a PC, is designed to provide computer resources to individual users. A workstation differs from a PC by providing substantially greater computational performance, input/output capability and graphic display. Workstations are nearly always networked. As a result of this networking capability, a new class of computer system, the enterprise server, has emerged.

     Enterprise servers are computer systems on a network which provide dedicated functions accessible by all workstations and other systems on the same network. Examples of different types of servers in use today are: file servers, communication servers, computation servers, database servers, print servers and storage servers.

     Dataram designs, produces and markets memory products for workstations and servers sold by Sun, HP (including Compaq), Silicon Graphics, IBM and Dell. Additionally, the Company produces and markets memory for Intel processor based motherboards for use by OEMs and channel assemblers.

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

Business Strategy

     Market Growth

     Generally, growth in the memory market closely follows both the growth in unit shipments of system vendors and the growth of memory requirements per system. While the past two fiscal years have resulted in negative growth as measured by revenue for memory, management estimates that long-term growth measured by revenue in the market for its products will resume as demand for information technology products recovers.

     Market Penetration

     In addition to the growth in the market, management estimates that sales by system vendors constitute 80% of the memory market. Thus, there is an opportunity for growth through penetration of the system vendor's market share. To successfully compete with system vendors, Dataram must continue to respond to customers' needs in a short time frame. To support customers' needs, the Company has a dedicated and highly automated manufacturing facility that is designed to produce and ship customer orders within twenty-four hours or less.

Products

     The Company's principal business is the development, manufacture and marketing of memory products which can be added to enterprise servers and workstations to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for Dataram and other independent memory manufacturers is straightforward and allows for the use of many standard components.

Distribution Channels

     Dataram sells its memory products to OEM's, distributors, value-added resellers and larger end-users. The Company has sales offices in New Jersey, Denmark, The United Kingdom, Germany and Japan.

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

Working Capital Requirements

     The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal cost is low as a percentage of the total cost of the product. As a result, the world-wide market for DRAMs has swung in the past from period to period from oversupply to shortage. During periods of substantial oversupply, the Company has seen falling prices for DRAMs and wide availability of DRAMs allowing the Company to have minimum inventories to meet the needs of customers. During periods of shortage, DRAMs are allocated and the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. During a period of shortage, the Company must maintain larger cash reserves than it would in a period of oversupply. At the present time, the market for DRAMs is one of oversupply. At April 30, 2003, the Company had cash and cash equivalents of $2.5 million and had no debt.

Memory Product Complexity

     DRAM memory products for workstations and servers had, for many years, been undergoing a process of simplification with a corresponding decline in profit margins as competitors' entry into the market became easier. However, recent trends in the market have seen the development by OEMs of more complex memory designs. This has enabled Dataram to increase its margins somewhat. Memory products for PC desktop and notebook computers are much simpler, and gross margins are lower and market competition is more intense.

Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. Dataram designs prototype memory products and subjects them to reliability testing procedures. During its fiscal year ended April 30, 2003, the Company incurred costs of $1,539,000 for engineering and product development compared to $1,839,000 in fiscal 2002 and $1,673,000 in fiscal 2001.

Raw Materials

     The Company purchases standard dynamic random access memory ("DRAM") chips. The costs of such chips is approximately 75% of the total cost of memory products. Fluctuations in the availability or prices of memory chips can have a significant impact on the Company's profit.

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

Manufacturing

     The Company assembles its memory boards at its manufacturing facility in Bucks County, Pennsylvania.

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year. The Company believes that backlog is generally not material to its business since the Company usually ships its memory products on the same day an order is received.

Seasonality

     The Company's business can be seasonal with December and January being the slowest months.

Competition

     The intensely competitive computer industry is characterized by rapid technological change and constant pricing pressures. These characteristics are equally applicable to the third party memory market, where pricing is a major consideration in the buying decision. Dataram competes with Sun, HP (including Compaq), Silicon Graphics, IBM and Dell, as well as with a number of third party memory suppliers, including Kingston Technology.

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

Employees

     As of April 30, 2003, the Company had 178 full-time employees; however at that date the Company was in the process of reducing staff. As of July 1, 2003 the Company had 134 full time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environment

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2004) or the succeeding fiscal year (fiscal
2005).

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        2003          29,495     13,180    10,854        53,529
        2002          39,296     27,131    14,763        81,190
        2001          93,557     24,273    12,747       130,577
                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        2003           55.1%      24.6%      20.0%        100.0%
        2002           48.4%      33.4%      18.2%        100.0%
        2001           71.6%      18.6%       9.8%        100.0%

     The Company's acquisition of MCT's assets occurred in March of fiscal 2001. This resulted in significantly more of Dataram's revenue in fiscal 2002 and 2003 arising from sources outside of the United States than in prior years.

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

     The Company also leases marketing facilities in The United Kingdom, Denmark, Germany, and Japan.

     The Company's subsidiary, Dataram International ApS, leases a 90,000 square foot facility in Aarhus, Denmark. The lease was scheduled to expire on July 1, 2009. On July 10, 2003, the Company entered into an early termination agreement of the lease with the landlord and all costs associated with the early termination have been accrued as of April 30, 2003.

     On September 29, 1980, the Company purchased approximately 81 acres of undeveloped property in West Windsor Township, New Jersey. The purchase price of $875,000 was paid in cash. The Company has entered into a contract to sell this property for $3,000,000. Closing of the sale is subject to several material contingencies and no assurance can be given that this sale will, in fact, close.

Item 3.   Legal Proceedings

     Lemelson Medical, Education & Research Foundation, Limited Partnership vs. Dataram et al., United States District Court for the District of Arizona; Docket No. CV-01-1440-PHX-HRH.

     This is a patent infringement case in which a holder of certain "Lemelson" patents brought an action in the Federal District Court for the District of Arizona against numerous defendants in the electronics industry, including the Company in November of 2001. Dataram has acknowledged service of the complaint but has not answered the complaint because the Court has stayed its further prosecution pending the results of a similar Nevada case involving the same patents. The case is in its very early stages. The alleged patent infringement does not implicate the Company's products, but rather the machinery that manufactures them, and if the case resumes it is anticipated that the sellers of that machinery would be joined by the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of Security Holders in the fourth quarter of the fiscal year covered by this report.



                                 PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     Incorporated by reference herein is the information set forth in the Company's 2003 Annual Report to Security Holders under the caption "Common Stock Information" at page 5.


Item 6.   Selected Financial Data

     Incorporated by reference herein is the information set forth in the 2003 Annual Report to Security Holders under the caption "Selected Financial Data" at page 20.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Incorporated by reference herein is the information set forth in the 2003 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 2 through page 5.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Incorporated by reference herein is the information set forth in the 2003 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 5.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule     Page in
                                                            Annual
                                                            Report*

Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 2003 and 2002. . . 6

   Consolidated Statements of Operations - Years ended
        April 30, 2003, 2002 and 2001 . . . . . . . . . . . . . . 7

   Consolidated Statements of Cash Flows -
        Years ended April 30, 2003, 2002 and 2001 . . . . . . . . 8

   Consolidated Statements of Stockholders' Equity
        and Comprehensive Income (Loss) -
        Years ended April 30, 2003, 2002 and 2001 . . . . . . . . 9

   Notes to Consolidated Financial Statements -
        April 30, 2003, 2002 and 2001 . . . . . . . . . . . . 10-19

   Independent Auditors' Report on Consolidated
        Financial Statements . . . . . . .  . . .  . . . .  . . .20


                                                             Page in
Financial Statement Schedule:                                  10-K

   Valuation and Qualifying Accounts -
        Years ended April 30, 2003, 2002 and 2001 . . . . . . . 13
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

Schedule II
                             DATARAM CORPORATION AND SUBSIDIARIES

                                Valuation and Qualifying Accounts

                            Years ended April 30, 2003, 2002 and 2001

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

Year ended April 30, 2003:
   Allowance for doubtful accounts
     and sales returns                  $ 320,000      152,000   152,000*   320,000

Year ended April 30, 2002:
   Allowance for doubtful accounts
     and sales returns                  $ 450,000      (65,000)   65,000*   320,000

Year ended April 30, 2001:
   Allowance for doubtful accounts
     and sales returns                  $ 450,000      163,000   163,000*   450,000






___________________________
*Represents write-offs and recoveries of accounts receivable.

                        INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Dataram Corporation:



Under date of June 18, 2003, we reported on the consolidated balance sheets of Dataram Corporation and subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended April 30, 2003, as contained in the April 30, 2003 Annual Report to Security Holders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" for all business combinations consummated after June 30, 2001, and the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective May 1, 2001.


                                            KPMG LLP

                                            KPMG LLP

Short Hills, New Jersey
June 18, 2003

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

Item 14.  Controls and Procedures

          Dataram's management is responsible for establishing and maintaining adequate internal controls and procedures to permit accurate financial reporting. During the past 90 days, Mr. Tarantino and Mr. Maddocks, in conjunction with the Company's accountants and acting under the supervision of the Audit Committee, reviewed and evaluated these controls. Based upon this evaluation of the controls now in place, management believes that these internal controls and procedures are effective and there are no material weaknesses in those financial controls. There have been no significant changes in these controls since the date of this evaluation.


Item 15.  Principal Accountant Fees and Services

          Incorporated by reference herein is the information set forth in the Definitive Proxy Statement under the caption "Principal Accountant Fees and Services."

                             PART IV

Item 16.  Exhibits, Financial Statement Schedule, and Reports on
          Form 8-K

          (a) The following documents are filed as part of this report:

               1.    Financial Statements incorporated by
                     reference into Part II of this Report.

               2.    Financial Statement Schedule included in
                     Part II of this Report.

          (b)  Reports on Form 8-K:

               1. Report filed on April 28, 2003 regarding restructure and closing of Denmark operations.

               2.    Report filed on June 18, 2003 regarding annual earnings.

          (c)  Exhibits:

               The Exhibit Index appears on page 20.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DATARAM CORPORATION
                                 (Registrant)

Date:  July 23, 2003             By: ROBERT V. TARANTINO
                                 ________________________________
                                 Robert V. Tarantino, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  July 23, 2003              By: ROBERT V. TARANTINO
                                 ________________________________
                                  Robert V. Tarantino, President
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)


Date:  July 21, 2003              By: RICHARD HOLZMAN
                                 ________________________________
                                   Richard Holzman, Director


Date:  July 21, 2003             By: THOMAS A. MAJEWSKI
                                 ________________________________
                                   Thomas A. Majewski,
                                   Director


Date:  July 17, 2003             By: BERNARD L. RILEY
                                 ________________________________
                                   Bernard L. Riley, Director


Date:  July 17, 2003              By: ROGER C. CADY
                                 ________________________________
                                   Roger C. Cady, Director


Date:  July 23, 2003             By: MARK E. MADDOCKS
                                 ________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)

                                CERTIFICATIONS

I, Robert V. Tarantino, certify that:

1. I have reviewed this annual report on Form 10-K of Dataram Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 23, 2003               ROBERT V. TARANTINO
                                   ______________________________

                                   Robert V. Tarantino, President
                                   Chief Executive Officer and
                                   Chairman of the Board of Directors
                                   (Principal Executive Officer)
                                   - 18 -


                                CERTIFICATIONS

I, Mark E. Maddocks, certify that:

1. I have reviewed this annual report on Form 10-K of Dataram Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 23, 2003              MARK E. MADDOCKS
                                   ______________________________

                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)
                                  - 19 -




                                  EXHIBIT INDEX



3(a) Restated Certificate of Incorporation. Incorporated by reference from Exhibits to a Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 and filed on September 13, 2000.

3(b) By-Laws. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003 and filed on July 26, 2003.

10(a) 2001 Stock Option Plan.  Incorporated by reference from Exhibits to a
      Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001 and filed on July 26, 2001.

10(b) Savings and Investment Retirement Plan, January 1, 2001 Restatement.
      Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003 and filed on July 26, 2003.

10(c) West Windsor, New Jersey Lease dated September 19, 2000. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2001 and filed on July 26, 2001.

10(d) Bucks County, Pennsylvania Lease dated January 31, 1995. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003 and filed on July 26, 2003.

10(e) Aarhus, Denmark Lease dated July 1, 1997. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003 and filed on July 26, 2003.

10(f) Employment Agreement of Robert V. Tarantino dated May 1, 1997.
      Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003 and filed on July 26, 2003.

10(g) Service Agreement of Lars Marcher.  Incorporated by reference from
      Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003 and filed on July 26, 2003.

13(a) 2003 Annual Report to Shareholders

24(a) KPMG LLP Independent Accountants' Consent for S-8 Registration
      No. 33-56282

99(a) Section 906 Certification of Robert V. Tarantino (Furnished not Filed)

99(b) Section 906 Certification of Mark Maddocks (Furnished not Filed)



                                    - 20 -