Form 10-Q
period 2003-07-31
DATARAM CORP
filed 2003-09-08
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      7/31/03      or

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

                             Yes     X         No
                                   _____           _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of September 3, 2003, there were 8,497,219 shares outstanding.



                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         July 31, 2003 and April 30, 2003
                                     (Unaudited)

                                              July 31, 2003     April 30, 2003
Assets
Current Assets:
   Cash and cash equivalents                   $  2,068,366      $   2,500,497
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $320,000                                 4,850,159          6,292,059
   Income tax receivable                         3,137,983          3,137,983
   Inventories                                   2,630,639          2,854,860
   Deferred income taxes                           723,000            723,000
   Other current assets                            347,225            110,720
                                                __________         __________
     Total current assets                       13,757,372         15,619,119

Property and equipment, at cost:
   Land (held for sale)                            875,000            875,000
   Machinery and equipment                      12,261,681         12,576,271
                                                __________         __________
                              13,136,681         13,451,271
   Less: accumulated depreciation
     and amortization                            9,006,125          8,887,181
                                                __________         __________
Net property and equipment                       4,130,556          4,564,090

Other assets                                        46,131             24,126
                                                __________         __________

                                             $  17,934,059      $  20,207,335
                                                ==========         ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $   2,677,960      $   3,207,446
   Accrued liabilities                           1,063,548          2,978,704
                                                __________         __________
     Total current liabilities                   3,741,508          6,185,704


Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 54,000,000 shares; issued and
      outstanding 8,497,219 at July 31, 2003
      and April 30, 2003                         8,497,219          8,497,219
   Additional paid in capital                    4,593,851          4,593,851
   Retained earnings                             1,101,481            930,561
                                                __________         __________

        Total stockholders' equity              14,192,551         14,021,631
                                                __________         __________
                                             $  17,934,059      $  20,207,335
                                                ==========         ==========

See accompanying notes to consolidated financial statements.



                         Dataram Corporation and Subsidiary
                        Consolidated Statements of Operations
                      Three Months Ended July 31, 2003 and 2002
                                   (Unaudited)



                                                   2003               2002



Revenues                                     $  12,266,796      $  14,281,078

Costs and expenses:
   Cost of sales                                 8,817,749         10,739,518
   Engineering and development                     332,741            381,208
   Selling, general and administrative           2,979,880          4,537,000
   Restructuring charges                                 0            740,000
                                                __________         __________
                                                12,130,370         16,397,726

Earnings (loss) from operations                    136,426         (2,116,648)


Other income (expense)
   Interest income (expense), net                    1,479            (43,876)
   Other income (expense), net                      48,015                  0
                                                __________         __________
Total other income (expense)                        49,494            (43,876)

Earnings (loss) before income taxes                185,920         (2,160,524)

Income tax provision (benefit)                      15,000           (338,000)
                                                __________         __________
Net earnings (loss)                          $     170,920       $ (1,822,524)
                                                ==========         ==========

Net earnings (loss) per share of common stock
   Basic                                     $         .02        $      (.21)
                                                ==========         ==========
   Diluted                                   $         .02        $      (.21)
                                                ==========         ==========


Weighted average number of common
   shares outstanding
   Basic                                         8,497,219          8,483,139
                                                ==========         ==========
   Diluted                                       8,617,124          8,483,139
                                                ==========         ==========


See accompanying notes to consolidated financial statements.



                           Dataram Corporation and Subsidiaries
                           Consolidated Statements of Cash Flows
                         Three Months Ended July 31, 2003 and 2002
                                      (Unaudited)

                                                      2003               2002

Cash flows from operating activities:
   Net income (loss)                            $    170,920     $ (1,822,524)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                 447,266        1,004,000
       Bad debt expense                                5,837           48,874
       Changes in assets and liabilities:
         Decrease in trade receivables             1,436,063        5,148,932
        Decrease in inventories                      224,221          969,533
         Decrease in income tax receivable                 0           38,000
        (Increase) decrease in
           other current assets                     (236,505)          45,247
         Increase in other assets                    (22,005)         (31,000)
         Decrease in accounts payable               (529,486)      (3,091,124)
        (Decrease) increase in
           accrued liabilities                    (1,915,156)         560,908
        Decrease in deferred income taxes                  0            1,000
                                                  __________       __________

    Net cash (used in)provided by
      operating activities                          (418,399)       2,871,846
                                                 ___________       __________

Cash flows used in investing activities-
   Additions to property and equipment, net          (13,732)        (125,111)
                                                 ___________       __________

Cash flows from financing activities:
  Borrowings (payments) under revolving
      credit line                                          0       (2,300,000)
  Proceeds from sale of common shares under
      stock option plan, (including tax benefits)          0           28,125
   Purchase and subsequent cancellation
      of common stock                                      0         (140,124)
                                                  __________       __________
   Net cash used in financing                              0       (2,411,999)
      activities                                  __________       __________
Effect of foreign currency translation
   on cash and cash equivalents                            0          380,357
                                                  __________       __________
Net (decrease) increase in cash and
   cash equivalents                                 (432,131)         715,093
Cash and cash equivalents at
   beginning of period                             2,500,497        3,656,150
                                                  __________       __________
Cash and cash equivalents at
   end of period                                $  2,068,366     $  4,371,243
                                                  ==========       ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     15,716     $     55,876
      Income taxes                              $          0     $     21,000


See accompanying notes to consolidated financial statements.


                     Dataram Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                             July 31, 2003 and 2002
                                   (Unaudited)



Basis of Presentation

The information for the three months ended July 31, 2003 and 2002, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Comprehensive Income (loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires that items defined as other comprehensive income, such as unrealized investment gains and losses and translation gains and losses, be separately classified in the consolidated financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid in capital in the equity section of the consolidated balance sheet. Comprehensive income
(loss) for the three months ended July 31, 2003 and 2002 was $171,000 and ($1,442,000), respectively.

Earnings Per Common Share

Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three months ended July 31, 2003, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method. For purposes of calculating diluted loss per share for the three months ended July 31, 2002, the denominator excludes the number of dilutive Common Stock equivalents as their affect would be anti-dilutive.
Stock Based Compensation

As permitted by the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had exercise prices equal to the market value of the underlying common stock at the date of grant.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company continues to apply the intrinsic-value based method to account for stock options.

The following table illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:


                                      Three Months Ended
                                            July 31,
                                   -------------------------
                                      2003          2002
                                   -----------   -----------
Net earnings (loss) as reported    $   170,920   $(1,822,524)
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects ....      (149,146)     (254,381)
                                   -----------   -----------

Pro forma net earnings (loss) .... $    21,774   $(2,076,905)
                                   ===========   ===========

Earnings (loss) per share:
 Basic - as reported ...........   $      0.02   $     (0.21)
                                   ===========   ===========
 Basic - pro forma .............   $      0.00   $     (0.24)
                                   ===========   ===========

 Diluted - as reported .........   $      0.02   $     (0.21)
                                   ===========   ===========
 Diluted - pro forma ...........   $      0.00   $     (0.24)
                                   ===========   ===========


Restructuring charges

In fiscal 2003's first quarter, the Company initiated a restructuring of its operations. The Company recorded a restructuring charge of $740,000, in the quarter ended July 31, 2002, which primarily related to severance payments. All of the severance payments were paid during fiscal year 2003.

During the fourth quarter of fiscal 2003, the Company announced an additional restructuring of its operations. As part of this restructuring, the Company ceased production of memory for the PC market and closed its production facility in Aarhus, Denmark. As part of the restructuring, the Company entered into lease termination agreements totaling approximately $1,000,000 which were paid in the first quarter of fiscal 2004. The Company also incurred severance payments obligations totaling approximately $850,000. As of July 31, 2003, severance payments totaling $730,000 have been made, with the balance of approximately $120,000 expected to be paid out by the end of the second quarter of fiscal 2004.

Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market funds and commercial paper with original maturities of three months or less.

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2003 and April 30, 2003 consist of the following categories:



                       July 31, 2003    April 30, 2003
                    ________________    ______________
Raw material        $      1,101,000    $    1,972,000
Work in process              130,000            39,000
Finished goods             1,400,000           844,000
                    ________________    ______________
                    $      2,631,000    $    2,855,000
                    ================    ==============



Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2003 and 2002 by geographic region is as follows:

                                         Three months          Three months
                                             ended                 ended
                                         July 31, 2003         July 31, 2002
                                       ________________     ________________
United States                          $      8,015,000     $      9,077,000
Europe                                        2,749,000            3,950,000
Other (principally Asia Pacific Region)       1,503,000            1,254,000
                                       ________________     ________________
Consolidated                           $     12,267,000     $     14,281,000
                                       ================     ================



Long-lived assets consist of property and equipment as of July 31, 2003. Long-lived assets and total assets by geographic region as of July 31, 2003 is as follows:

                               July 31, 2003
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $       4,040,000    $   17,076,000
Europe                         91,000           829,000
Other                               0            29,000
                    _________________    ______________
Consolidated        $       4,131,000    $   17,934,000
                    =================    ==============



Significant New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 was effective for the Company's fiscal year beginning after May 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's operations and financial position upon adoption.

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


Liquidity and Capital Resources

     The Company's cash and working capital position remain strong. As of July 31, 2003, cash and equivalents amounted to $2.1 million and working capital amounted to $10.0 million, reflecting a current ratio of 3.7 compared to cash and equivalents of $2.5 million and working capital of $9.4 million and a current ratio of 2.5 as of April 30, 2003. Subsequent to the end of the July 2003 quarter, the Company received approximately $3.0 million of its income tax receivable.

     On June 15, 1999 the Company announced an open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company's common stock. On December 4, 2002, the Company announced a second plan providing for the repurchase of up to an additional 500,000 shares. As of July 31, 2003, the total number of shares authorized for purchase under the program is 535,150 shares. The Company did not purchase any shares during the first quarter of Fiscal 2004.

     As a result of the restructuring initiated in April 2003, the Company entered into lease termination agreements totaling approximately $1 million and had severance obligations totaling approximately $850,000 as of April 30, 2003. The lease termination obligations were paid in the first quarter of fiscal 2004. Approximately $730,000 of the severance obligations were paid by July 31, 2003 with the balance of approximately $120,000 scheduled to be paid in the second quarter of fiscal 2004.

     Management believes that the Company's operating cash flows will be sufficient to meet short term liquidity needs as the Company does not expect any unforeseen demands beyond general operating requirements. Management further believes that its working capital together with internally generated funds from its operations are adequate to finance the Company's long term operating needs and future capital requirements.

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

     Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2003 are as follows:


                                        Operating leases
Year ending April 30:                   ________________
    2004                                 $      552,000
    2005                                        572,000
    2006                                        486,000
    2007                                         48,000
    Thereafter                                        0
    Total minimum lease payments         $    1,658,000

The Company has no other material commitments.


Results of Operations

     Revenues for the three-month period ending July 31, 2003 were $12,267,000 compared to revenues of $14,281,000 for the comparable prior year period. The decrease in revenues was the result of lower unit volume, as measured by gigabytes shipped, of approximately 19% offset by an average selling price increase of approximately 6%. The decrease in volume is primarily attributable to the Company's previously announced decision to cease offering memory for the PC market. Revenues for the three month periods ended July 31, 2003 and 2002 by geographic region were:


                                        Three months           Three months
                                           ended                   ended
                                        July 31, 2003          July 31, 2002
                                       ________________       ________________
United States                          $      8,015,000       $      9,077,000
Europe                                        2,749,000              3,950,000
Other (principally Asia Pacific Region)       1,503,000              1,254,000
                                       ________________       ________________
Consolidated                           $     12,267,000       $     14,281,000
                                       ================       ================

     Cost of sales for the first quarter fiscal 2004 were 72% of revenues, versus 75% same prior year period. The decrease in cost of sales as a percentage of revenues is primarily the result of increased utilization of manufacturing capacity as the result of the Company's closure of its manufacturing facility in Denmark at the end of fiscal 2003. The Company also stopped selling PC memory, which generally carried lower margins than memory for workstations and network servers.

     Engineering and development costs in fiscal 2004's first quarter were $333,000, versus $381,000 for the same prior year period. The decrease in expense is primarily attributable to the reduced number of employees as a result of the restructurings. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

     Selling, general and administrative costs in fiscal 2004's first quarter decreased to 24% of revenues, versus 32% for the same prior year period. Total expenditures decreased by $1,557,000 from the comparable prior year period. The reduction of total expenses is primarily the result of the aforementioned restructurings and reduction in workforce.

     Other income (expense), net for the first quarter fiscal 2004 totaled $49,000 income, versus ($44,000) expense for the same prior year period.
Other income (expense), net in fiscal 2004's first quarter consisted primarily of $40,000 of gain on the sale of certain assets. Fiscal 2003's first quarter other income (expense) of ($44,000) consisted primarily of interest expense. The Company had no interest expense in the first quarter of fiscal 2004 as it had no debt.

     Income tax expense (benefit) for the first quarter fiscal 2004 was $15,000 expense versus ($338,000) benefit in the comparable prior year period. In fiscal 2004's first quarter the tax expense is a provision for state tax only as the Company has a Federal net operating loss carry forward of approximately $16.0 million, which can be used to offset future taxable income for federal income tax. In fiscal 2003's first quarter the Company recorded a tax benefit on the losses sustained in its US operations.


Critical Accounting Policies

     During December 2001, the Securities and Exchange Commission ("SEC") published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2003, the Company believes the following accounting policies to be critical:

     Revenue Recognition-Revenue is recognized upon shipment of goods to customers. The Company's revenue earning activities involve delivering or producing goods, and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. Estimated warranty costs are accrued by management upon product shipment based on an estimate of future warranty claims.

     Income Taxes-The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes.

     Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including deferred tax asset valuation allowances and certain other reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and sales returns, the deferred tax asset valuation allowance and other operating allowances and accruals. Actual results could differ from those estimates.




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

     The Company purchases and sells primarily in U.S. dollars. The Company sells in foreign currency (primarily Euros) to a limited number of customers and as such incurs some foreign currency risk. At any given time, approximately 15 to 20 percent of the Company's accounts receivable are denominated in currencies other than U.S. dollars. At present, the Company does not purchase forward contracts as hedging instruments, but may do so as circumstances warrant.


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






                       PART II: OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits

     31(a)  Certification of Robert V. Tarantino

     31(b)  Certification of Mark E. Maddocks

     32(a) Section 906 Certification of Robert V. Tarantino (furnished not filed)

     32(b) Section 906 Certification of Mark E. Maddocks (furnished not filed)




B.  Reports on Form 8-K

     Report filed on August 20, 2003 regarding Company's operating results for the First Quarter, Fiscal Year 2004.






Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DATARAM CORPORATION



                                          MARK E. MADDOCKS
Date: September 5, 2003               By: _____________________________
                                          Mark E. Maddocks
                                          Vice President, Finance
                                          (Principal Financial Officer)