Form 10-Q
period 2003-10-31
DATARAM CORP
filed 2003-12-11
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended     10/31/03      or

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

___________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X         No
                             _____           _____


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of December 9, 2003, there were 8,497,219 shares outstanding.




                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         October 31, 2003 and April 30, 2003
                                     (Unaudited)

                                              October 31, 2003  April 30, 2003
Assets
Current Assets:
   Cash and cash equivalents                  $  4,257,906      $  2,500,497
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $320,000                                 5,611,176         6,292,059
   Inventories                                   2,406,913         2,854,860
   Income tax receivable                            50,000         3,137,983
   Deferred income taxes                           822,202           723,000
   Other current assets                            380,845           110,720
                                                __________        __________
     Total current assets                       13,529,042        15,619,119

Property and equipment, at cost:
   Land (held for sale)                            875,000           875,000
   Machinery and equipment                      12,049,522        12,576,271
                                                __________        __________
                                                12,924,522        13,451,271

   Less: accumulated depreciation
     and amortization                            9,179,225         8,887,181
                                                __________        __________
Net property and equipment                       3,745,297         4,564,090

Other assets                                        50,011            24,126
                                                __________        __________

                                             $  17,324,350      $ 20,207,335
                                                ==========        ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $   2,693,894      $  3,207,446
   Accrued liabilities                             600,531         2,978,258
                                                __________        __________
     Total current liabilities                   3,294,425         6,185,704

     Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 54,000,000 shares; issued and
      outstanding 8,497,219 at October 31, 2003
      8,497,219 at April 30, 2003                8,497,219         8,497,219
   Additional paid in capital                    4,593,851         4,593,851
   Retained earnings                               938,855           930,561
                                                __________        __________
          Total stockholders' equity            14,029,925        14,021,631
                                                __________        __________
                                              $ 17,324,350      $ 20,207,335
                                                ==========        ==========

See accompanying notes to consolidated financial statements.



                                     Dataram Corporation and Subsidiaries
                                     Consolidated Statements of Earnings
                             Three and Six Months Ended October 31, 2003 and 2002

                                                (Unaudited)

                                                            2003                              2002
                                                2nd Quarter        Six Months     2nd Quarter       Six Months

Revenues                                     $  12,637,855      $  24,904,651    $ 13,970,422     $ 28,251,500

Costs and expenses:
   Cost of sales                                 9,632,303         18,450,052       9,770,315       20,509,833
   Engineering and development                     312,943            645,684         400,293          781,501
   Selling, general and administrative           2,878,533          5,858,413       4,269,290        8,806,290
   Restructuring charges                                 0                  0               0          740,000
                                                __________         __________      __________       __________
                                                12,823,779         24,954,149      14,439,898       30,837,624

Loss from operations                              (185,924)           (49,498)       (469,476)      (2,586,124)


Interest income (expense), net                       6,727              8,206          (9,945)         (53,821)
Currency gain                                          163              8,584               0                0
Other income (expense), net                          1,408             41,002               0                0
                                                __________         __________      __________       __________

Income (loss) before income taxes                 (177,626)             8,294        (479,421)      (2,639,945)

Income tax provision (benefit)                     (15,000)                 0        (226,000)        (564,000)
                                                __________         __________      __________       __________
Net income (loss)                            $    (162,626)      $      8,294     $  (253,421)    $ (2,075,945)
                                                ==========         ==========      ==========       ==========


Net earnings (loss) per share of common stock
   Basic                                     $        (.02)       $       .00     $      (.03)    $       (.24)
                                                ==========         ==========      ==========       ==========
   Diluted                                   $        (.02)      $        .00     $      (.03)    $       (.24)
                                                ==========         ==========      ==========       ==========


Weighted average number of common
   shares outstanding
   Basic                                         8,497,219          8,497,219       8,504,191        8,493,665
                                                ==========         ==========       =========        =========
   Diluted                                       8,497,219          8,709,443       8,504,191        8,493,665
                                                ==========         ==========       =========        =========
See accompanying notes to consolidated financial statements.



                        Dataram Corporation and Subsidiaries
                       Consolidated Statements of Cash Flows
                     Six Months Ended October 31,2003 and 2002
                                    (Unaudited)

                                                         2003            2002

Cash flows from operating activities:
   Net income (loss)                                $   8,294    $ (2,075,945)
   Adjustments to reconcile net income (loss)
     to net cash provided by
     operating activities:
       Depreciation and amortization                  893,267       2,004,002
       Bad debt expense                                 4,095          78,237
       Changes in assets and liabilities:
        Decrease in trade receivables                 676,788       4,517,581
        Decrease in inventories                       447,947       2,034,726
        Increase in other current assets             (270,125)       (301,844)
        Decrease(increase)in income tax receivable  3,087,983         (30,000)
        Increase in other assets                      (25,885)        (35,000)
        Decrease in accounts payable                 (513,552)     (4,080,677)
        Decrease in accrued liabilities            (2,377,727)        (89,074)
       (Increase) decrease in deferred income taxes   (99,202)         75,000
                                                   __________      __________

    Net cash provided by
      operating activities                          1,831,883       2,097,006
                                                   __________      __________

Cash flows from investing activities:
   Additions to property and equipment                (92,649)       (254,275)
   Proceeds from sale of property and equipment        18,175               0
                                                   __________      __________
   Net cash used in investing activities              (74,474)       (254,275)
Cash flows from financing activities:
  Payments under revolving credit line                      0      (3,300,000)

   Proceeds from sale of common shares under
      stock option plan, (including tax benefits)           0         403,375
   Purchase and subsequent cancellation
      of common stock                                       0        (396,240)
                                                   __________      __________
   Net cash used in financing                               0      (3,292,865)
      activities                                   __________      __________
Effect of foreign currency translation
   on cash and cash equivalents                             0         385,357
                                                   __________      __________
Net increase (decrease) in cash
   and cash equivalents                             1,757,409      (1,064,777)
Cash and cash equivalents at
   beginning of period                              2,500,497       3,656,150
                                                   __________      __________
Cash and cash equivalents at
   end of period                                 $  4,257,906    $  2,591,373
                                                   ==========      ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                   $     15,716     $    74,821
      Income taxes                               $      2,250     $    64,000


See accompanying notes to consolidated financial statements.



                    Notes to Consolidated Financial Statements
                            October 31, 2003 and 2002
                                     (Unaudited)



Basis of Presentation

The information for the three and six months ended October 31, 2003 and 2002, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Comprehensive Income (loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires that items defined as other comprehensive income, such as unrealized investment gains and losses, be seperately classified in the consolidated financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid in capital in the equity section of the consolidated balance sheet. Comprehensive income (loss) for the three and six months ended October 31, 2003 was the same as the reported net income (loss). Comprehensive loss for the three and six months ended October 31, 2002 was ($248,000) and ($1,691,000) respectively.


Earnings Per Common Share

Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares of common stock issued and outstanding during the periods. For purposes of calculating diluted loss per share for the second quarter ended October 31, 2003, the denominator excludes the number of dilutive common stock equivalents as their affect would be anti-dilutive. For the purpose of calculating diluted income per share for the six months ended October 31, 2003 the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method. For purposes of calculating diluted loss per share for the three and six months ended October 31, 2002, the denominator excludes the number of dilutive common stock equivalents as their affect would be anti-dilutive.

Stock Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had exercise prices equal to the market value of the underlying common stock at the date of grant.

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

The following table illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:


                                Three Months Ended       Six Months Ended
                                    October 31,             October 31,
                            -----------------------   ----------------------
                                   2003         2002       2003       2002
                                --------     --------    --------    --------


Net earnings (loss) as
  reported                    $ (162,626)  $ (253,421) $   8,294  $(2,075,945)
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects     (217,445)    (104,895)  (366,591)    (359,276)
                              ----------   ----------   --------   ----------

Pro forma net loss            $ (380,071)  $ (358,316) $(358,297) $(2,435,221)
                              ==========   ==========  =========  ===========

Earnings (loss) per share:
 Basic - as reported          $    (0.02)  $    (0.03) $    0.00  $     (0.24)
                              ==========   ==========  =========  ===========
 Basic - pro forma            $    (0.04)  $    (0.04) $   (0.04) $     (0.29)
                              ==========   ==========  =========  ===========


 Diluted - as reported        $    (0.02)  $    (0.03) $    0.00  $     (0.24)
                              ==========   ==========  =========  ===========

 Diluted - pro forma          $    (0.04)  $    (0.04) $   (0.04) $     (0.29)
                              ==========   ==========  =========  ===========


Restructuring charges

In fiscal 2003's first quarter, the Company initiated a restructuring of its operations. The Company recorded a restructuring charge of $740,000 in the quarter ended July 31, 2002 which primarily related to severance payments. All of the severance payments were paid during fiscal year 2003.

During the fourth quarter of fiscal 2003, the Company announced an additional restructuring of its operations. As part of this restructuring, the Company ceased production of memory for the PC market and closed its production facility in Aarhus, Denmark. As part of the restructuring, the Company entered into lease termination agreements totaling approximately $1,000,000 which were paid in the first quarter of fiscal 2004. The Company also incurred severance payments obligations totaling approximately $850,000. As of October 31, 2003, payments totalling approximately $825,000 have been made and the balance of approximately $25,000 was paid in the beginning of the Company's fiscal third quarter.


Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market preferred stock and commercial paper with original maturities of three months or less.

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2003 and April 30, 2003 consist of the following categories:



                    October 31, 2003    April 30, 2003
                    ________________    ______________
Raw material        $        966,000    $    1,972,000
Work in process               59,000            39,000
Finished goods             1,382,000           844,000
                    ________________    ______________
                    $      2,407,000    $    2,855,000
                    ================    ==============







Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. The Company manufactures all of its products in the United States and its sales to foreign countries are export sales. Revenues for the three and six month periods ended October 31, 2003 and 2002 by geographic region is as follows:

                                     Three months ended       Six months ended
                                       October 31, 2003         October 31,
2003
                                       ________________       ________________
United States                          $      8,416,000     $     16,431,000
Europe                                        2,636,000            5,385,000
Other (prinicipally Asia Pacific Region)      1,586,000            3,089,000
                                       ________________     ________________
Consolidated                           $     12,638,000     $     24,905,000
                                       ================     ================


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
                                       ================     ================




Long-lived assets which consist of property and equipment, and total assets by geographic region as of October 31, 2003 is as follows:

                              October 31, 2003
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $       3,552,000    $   16,292,000
Europe                        193,000         1,018,000
Other                               0            14,000
                    _________________    ______________
Consolidated        $       3,745,000    $   17,324,000
                    =================    ==============



Significant New Accounting Pronouncements

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









ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward looking statements and are subject to certain risks including, without limitation, risks arising from: changes in the price of memory chips, changes in the demand for memory systems for workstations and servers, increased competition in the memory systems industry, order cancellations, delays in developing and commercializing new products and other factors described in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission which can be reviewed at http://www.sec.gov.



Liquidity and Capital Resources

     The Company's cash and working capital position remain strong. As of October 31, 2003, cash and equivalents amounted to $4.3 million and working capital amounted to $10.2 million, reflecting a current ratio of 4.1 compared to cash and equivalents of $2.5 million and working capital of $9.4 million and a current ratio of 2.5 as of April 30, 2003.

On June 15, 1999 the Company announced an open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company's common stock. On December 4, 2002, the Company announced a second plan providing for the repurchase of up to an additional 500,000 shares. As of October 31, 2003, the total number of shares authorized for purchase under the program is 535,150 shares. The Company did not purchase any shares during the first six months of Fiscal 2004.

     As a result of the restructuring initiated in April 2003, the Company entered into lease termination agreements totaling approximately $1 million and had severance obligations totaling approximately $850,000 as of April 30, 2003. The lease termination obligations were paid in the first quarter of fiscal 2004. Approximately $825,000 of the severance obligations were paid by October 31, 2003. The balance of approximately $25,000 was paid in the beginning of the Company's fiscal third quarter.

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



Results of Operations


     Revenues for the three month period ending October 31, 2003 were $12,638,000 compared to revenues of $13,970,000 for the comparable prior year period. Fiscal 2004 six month revenues totaled $24,905,000 versus six month revenues of $28,252,000 in the prior year. Volume measured as gigabytes shipped increased by 6% for the second quarter of fiscal 2004 compared to the same prior year quarter. Average selling price per gigabyte declined by approximately 15% in fiscal 2004's second quarter compared to the prior year period. The decrease in average selling price was the result of product mix. Fiscal 2004 second quarter sales to OEM customers was approximately 19% of overall revenues as compared to approximately 14% in the prior year second quarter. OEM business is usually higher volume business with lower average selling prices. Six month volume decreased 7% in fiscal 2004 as compared to the same prior year period. Average selling price for the first six months of fiscal 2004 decreased by approximately 5% compared to the same prior year period.

Revenues for the three and six month periods ended October 31, 2003 and 2002 by geographic region is as follows:

                                     Three months ended     Six months ended
                                      October 31, 2003      October 31, 2003
                                       ________________     ________________

United States                          $    8,416,000        $  16,431,000
Europe                                      2,636,000            5,385,000
Other (prinicipally Asia Pacific Region)    1,586,000            3,089,000
                                       ________________     ________________

Consolidated                           $   12,638,000        $  24,905,000
                                       ================     ================

                                     Three months ended     Six months ended
                                      October 31, 2002      October 31, 2002
                                       ________________     ________________

United States                          $    7,978,000        $  17,055,000
Europe                                      3,865,000            7,815,000
Other (prinicipally Asia Pacific Region)    2,127,000            3,381,000
                                       _______________      ________________
Consolidated                           $   13,970,000        $  28,251,000
                                       ===============      ================

     Cost of sales for the second quarter and six months were 76% and 74% of revenues, respectively, versus 70% and 73% for the same respective prior year periods. Cost of sales as a percentage of revenues for the second quarter was impacted by a rapid rise in the price of certain DRAMs, the primary raw material in the Company's products. The price rise resulted in an increase in cost of sales in the second quarter by approximately 2% from what it would otherwise have been, as selling prices for certain orders were locked in before raw materials could be obtained. The balance of the change is primarily attributable to product mix. Shipments to OEM customers, which generally carry lower gross margins constituted a higher percentage of overall revenues in the second quarter and six months of fiscal 2004 compared to the same prior year periods.

     Engineering and development costs in fiscal 2004's second quarter and six months were $313,000 and $646,000, respectively, versus $400,000 and $782,000 for the same respective prior year periods. The decrease in expense is primarily attributable to the reduced number of employees as a result of restructurings implemented in the prior fiscal year. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

     Selling, general and administrative costs in fiscal 2004's second quarter and six months decreased to 23% and 24% of revenues, respectively versus 31% for the same prior year periods. Second quarter and six month total expenses decreased by $1,390,000 and $2,948,000 from the comparable prior year periods. The reduction of total expenses is primarily the result of the aforementioned restructurings.


     Other income (expense), net for the second quarter and six months totaled $8,000 and $57,000, respectively, for fiscal 2004 and ($10,000) and ($54,000)
for the same respective periods in fiscal 2003. Other income in fiscal 2004's second quarter consisted primarily of interest income. Other income in fiscal 2004's six months consisted of interest income and a gain on sale of assets of approximately $49,000. Fiscal 2003's three and six months other income (expense), net consisted of interest expense of ($18,000) and ($75,000) partially offset by interest income of $8,000 and $21,000. The Company had no interest expense in the first quarter and six months of fiscal 2004 as it had no debt.

     Income tax provision (benefit) for fiscal 2004's second quarter and six months was ($15,000) and nil versus ($226,000) and ($564,000) benefit in the comparable prior year periods. Fiscal 2004's income tax provision (benefit) is a provision for state tax only as the Company has a net operating loss carry forward of approximately $16.0 million which can be used to offset future taxable income for federal income tax.


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

     31(a)  Certification of Robert V. Tarantino.

     31(b)  Certification of Mark E. Maddocks

     32(a) Section 906 Certification of Robert V. Tarantino (furnished not filed)

     32(b) Section 906 Certification of Mark E. Maddocks (furnished not filed)




B.  Reports on Form 8-K

     Report filed on November 20, 2003 regarding Company's operating results for the Second Quarter, Fiscal Year 2004.






Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     DATARAM CORPORATION





                                         MARK E. MADDOCKS
Date: December 9, 2003               By: ________________________
                                         Mark E. Maddocks
                                         Vice President, Finance
                                         (Principal Financial Officer)