Form 10-Q
period 2004-01-31
DATARAM CORP
filed 2004-03-10
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      1/31/04      or

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

                       Yes               No    X
                             _____           _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of March 8, 2004, there were 8,501,544 shares outstanding.


                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         January 31, 2004 and April 30, 2003
                                     (Unaudited)

                                            January 31, 2004   April 30, 2003
Assets
Current Assets:
   Cash and cash equivalents                   $   3,936,686    $   2,500,497
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $320,000                                   7,369,645        6,292,059
   Income tax receivable                                   0        3,137,983
   Inventories                                     3,561,969        2,854,860
   Deferred income taxes                             822,202          723,000
   Other current assets                              200,897          110,720
                                                  __________       __________
     Total current assets                         15,891,399       15,619,119

Property and equipment, at cost:
   Land (held for sale)                              875,000          875,000
   Machinery and equipment                        12,054,851       12,576,271
                                                  __________       __________
                                                  12,929,851       13,451,271
   Less: accumulated depreciation
     and amortization                              9,695,226        8,887,181
                                                  __________
__________
Net property and equipment                         3,234,625        4,564,090

Other assets                                          50,011           24,126

                                                  __________       __________

                                              $   19,176,035    $  20,207,335
                                                  ==========       ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                           $    3,529,891    $   3,207,446
   Accrued liabilities                               883,873        2,978,258
                                                  __________       __________
     Total current liabilities                     4,413,764        6,185,704



Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 54,000,000 shares; issued and
      outstanding 8,497,219 at January 31, 2004
      and April 30, 2003                           8,497,219        8,497,219
   Additional paid in capital                      4,593,851        4,593,851
   Retained earnings                               1,671,201          930,561
                                                  __________       __________

        Total stockholders' equity                14,762,271       14,021,631
                                                  __________       __________
                                               $  19,176,035    $  20,207,335
                                                  ==========       ==========

See accompanying notes to consolidated financial statements.



                                        Dataram Corporation and Subsidiary
                                       Consolidated Statements of Operations
                             Three and Nine Months Ended January 31, 2004 and 2003

                                                     (Unaudited)



                                                            2004                             2003
                                                3rd Quarter      Nine Months     3rd Quarter      Nine Months

Revenues                                     $  17,130,972     $  42,035,623    $ 12,757,992     $ 41,009,492

Costs and expenses:
   Cost of sales                                12,923,357        31,373,409       9,285,697       29,795,530
   Engineering and development                     316,822           962,506         374,941        1,156,442
   Selling, general and administrative           3,179,991         9,038,404       4,341,588       13,147,878
   Restructuring charges                                 0                 0               0          740,000
                                                __________         __________     __________       __________
                                                16,420,170         41,374,319     14,002,226       44,839,850

Earnings (loss) from operations                    710,802            661,304     (1,244,234)      (3,830,358)


Interest income (expense), net                       7,079             15,285         (1,857)         (55,678)
Foreign currency transaction gains                  62,208             70,792              0                0
Other income (expense), net                         25,257             66,259              0                0
                                                __________         __________     __________       __________

 Earnings (loss) before income taxes               805,346            813,640     (1,246,091)      (3,886,036)

Income tax provision (benefit)                      73,000             73,000       (453,000)      (1,017,000)
                                                __________         __________     __________       __________
Net earnings (loss)                          $     732,346       $    740,640   $   (793,091)    $ (2,869,036)
                                                ==========         ==========     ==========       ==========



Net earnings (loss) per share of common stock
   Basic                                     $         .09       $        .09   $       (.09)    $       (.34)
                                                ==========         ==========     ==========       ==========
   Diluted                                   $         .08       $        .08   $       (.09)    $       (.34)
                                                ==========         ==========     ==========       ==========


Weighted average number of common
   shares outstanding
   Basic                                         8,497,219          8,497,219      8,509,611        8,498,980
                                                ==========         ==========      =========        =========
   Diluted                                       8,882,312          8,768,729      8,509,611        8,498,980
                                                ==========         ==========      =========        =========


See accompanying notes to consolidated financial statements.


                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                         Nine Months Ended January 31, 2004 and 2003
                                      (Unaudited)

                                                        2004             2003

Cash flows from operating activities:
  Net income (loss)                             $    740,640     $ (2,869,036)
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
      Depreciation and amortization                1,409,268        3,007,003
      Bad debt expense                                23,913           91,359
      (Increase) decrease in deferred income taxes   (99,202)          75,000
      Changes in assets and liabilities:
      (Increase) decrease in trade receivables    (1,101,499)       5,865,564
      Decrease (increase)in income tax receivable  3,137,983         (440,000)
      (Increase) decrease in inventories            (707,109)       2,699,709
      Increase in other current assets               (90,177)        (317,844)
      Increase in other assets                       (25,885)        (149,000)
      Increase (decrease)in accounts payable         322,445       (3,969,730)
      Decrease in accrued liabilities             (2,094,385)        (441,543)
                                                  __________       __________

    Net cash provided by
      operating activities                         1,515,992        3,551,482
                                                  __________       __________

Cash flows used in investing activities-
   Additions to property and equipment               (97,978)        (638,600)
   Proceeds from sales of property and equipment      18,175                0
                                                  __________       __________
   Net cash used in investing activities             (79,803)        (638,600)

Cash flows from financing activities:
   Payments under revolving credit line                    0       (3,800,000)
   Proceeds from sale of common shares under
      stock option plan, (including tax benefits)          0          403,375
   Purchase and subsequent cancellation
      of common stock                                      0         (488,443)
                                                  __________       __________
   Net cash used in financing                              0       (3,885,068)
      activities                                  __________       __________

Effect of foreign currency translation
   on cash and cash equivalents                            0          412,578
                                                  __________       __________
Net increase (decrease) in cash and
   cash equivalents                                1,436,189         (559,608)
Cash and cash equivalents at
   beginning of period                             2,500,497        3,656,150
                                                  __________       __________

Cash and cash equivalents at
   end of period                                $  3,936,686     $  3,096,542
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     15,716     $    115,827
      Income taxes                              $      2,250     $     88,200

See accompanying notes to consolidated financial statements.



                  Notes to Consolidated Financial Statements
                         January 31, 2004 and 2003
                                (Unaudited)



Basis of Presentation

The information for the three and nine months ended January 31, 2004 and 2003, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Comprehensive Income (loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") requires that items defined as other comprehensive income, such as unrealized investment gains and losses and translation gains and losses, be seperately classified in the consolidated financial statements and that the accumulated balance of other comprehensive income (loss) be reported separately from retained earnings and additional paid in capital in the equity section of the consolidated balance sheet. Comprehensive income for the three and nine months ended January 31, 2004 was the same as the reported net income. Comprehensive loss for the three and nine months ended January 31, 2003 was ($587,000) and ($2,277,000) respectively.

Earnings Per Common Share

Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares of common stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the third quarter and nine months ended January 31, 2004, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method. For purposes of calculating diluted loss per share for the three and nine months ended January 31, 2003, the denominator excludes the number of dilutive common stock equivalents which were 173,448 and 264,011, respectively, as their affect would be anti-dilutive.

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

The following table illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:


                                   Three Months Ended     Nine Months Ended
                                       January 31,           January 31,
                                  -------------------    --------------------
                                   2004       2003        2004        2003
                                  --------   --------    --------    --------


Net earnings (loss) as reported  $ 732,346 $ (793,091)  $ 740,640 $(2,869,036)
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects       (222,263)  (151,106)   (588,854)   (510,382)
                                 --------- ----------   ---------  ----------

Pro forma net earnings (loss)    $ 510,083 $ (944,197)  $ 151,786 $(3,379,418)
                                 ========= ==========   =========  ==========

Earnings (loss) per share:
 Basic - as reported             $    0.09 $    (0.09)  $    0.09 $     (0.34)
                                 ========= ==========   =========  ==========
 Basic - pro forma               $    0.06   $  (0.11)  $    0.02 $     (0.40)
                                 =========   ========   =========  ==========

 Diluted - as reported           $    0.08   $  (0.09)  $    0.08 $     (0.34)
                                 =========   ========   =========  ==========
 Diluted - pro forma             $    0.06   $  (0.11)  $    0.02 $     (0.40)
                                 =========   ========   =========  ==========


Restructuring charges

In fiscal 2003's first quarter, the Company initiated a restructuring of its operations. The Company recorded a restructuring charge of $740,000 in the quarter ended July 31, 2002 which primarily related to severance payments. All of the severance payments were paid during fiscal year 2003.

During the fourth quarter of fiscal 2003, the Company announced an additional restructuring of its operations. As part of this restructuring, the Company ceased production of memory for the PC market and closed its production facility in Aarhus, Denmark. As part of the restructuring, the Company entered into lease termination agreements totaling approximately $1,000,000 which were paid in the first quarter of fiscal 2004. The Company also incurred severance payments obligations totaling approximately $850,000. As of January 31, 2004, all of the severance payments were paid.

Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market preferred stock and commercial paper with original maturities of three months or less.

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2004 and April 30, 2003 consist of the following categories:



                    January 31, 2004    April 30, 2003
                    ________________    ______________
Raw material        $      1,718,000    $    1,972,000
Work in process              347,000            39,000
Finished goods             1,497,000           844,000
                    ________________    ______________
                    $      3,562,000    $    2,855,000
                    ================    ==============


Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. The Company manufactures all of its products in the United States and its sales to foreign countries are export sales. Revenues for the three and nine month periods ended January 31, 2004 and 2003 by geographic region is as follows:

                                     Three months ended      Nine months ended
                                       January 31, 2004       January 31, 2004
                                       ________________       ________________
United States                          $     11,932,000     $     28,363,000
Europe                                        3,241,000            8,626,000
Other (prinicipally Asia Pacific Region)      1,958,000            5,047,000
                                       ________________     ________________
Consolidated                           $     17,131,000     $     42,036,000
                                       ================     ================


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
                                       ================     ================


Long-lived assets (which consist of property and equipment) and total assets by geographic region as of January 31, 2004 is as follows:

                             January 31, 2004
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $       3,050,000    $   18,418,000
Europe                        185,000           744,000
Other                               0            14,000
                    _________________    ______________
Consolidated        $       3,235,000    $   19,176,000
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

In December 2003, the FASB issued FIN 46R (revised December 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an equity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46. The Company will be required to adopt the accounting requirements of FIN 46R for the Company's fiscal fourth quarter ended April 30, 2004. The Company does not currently expect the adoption of FIN 46R to have a material impact on its consolidated financial statements.

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


Executive Overview

Dataram is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, Hewlett-Packard (including Compaq), IBM, Silicon Graphics and Sun Microsystems. The Company also manufactures a line of memory products for Intel motherboard based servers.

The Company's memory products are sold worldwide to original equipment manufacturers, distributors, value-added resellers and end users. The Company has a manufacturing facility in the United States with sales offices in the United States, Europe and Japan.

The Company is an independent memory manufacturer specializing in high capacity memory and competes with several other large independent memory manufacturers as well as the original equipment manufacturers mentioned above. The primary raw material used in producing memory boards is dynamic random access memory (DRAM) chips. The purchase cost of DRAM chips typically represents approximately 75% of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAM chips.


Liquidity and Capital Resources

The Company's cash and working capital position remain strong. As of January 31, 2004 cash and equivalents amounted to $3.9 million and working capital amounted to $11.5 million, reflecting a current ratio of 3.6 compared to cash and equivalents of $2.5 million and working capital of $9.4 million and a current ratio of 2.5 as of April 30, 2003.

On June 15, 1999 the Company announced an open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company's common stock. On December 4, 2002, the Company announced a second plan providing for the repurchase of up to an additional 500,000 shares. As of January 31, 2004, the total number of shares authorized for purchase under the program is 535,150 shares. The Company did not purchase any shares during the first nine months of Fiscal 2004.

As a result of the restructuring initiated in April 2003, the Company entered into lease termination agreements totaling approximately $1 million and had severance obligations totaling approximately $850,000 as of April 30, 2003. The lease termination obligations were paid in the first quarter of fiscal 2004. The severance obligations totally approximaterly $850,000 were paid by January 31, 2004.

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


Results of Operations

Revenues for the three month period ending January 31, 2004 were $17,131,000 compared to revenues of $12,758,000 for the comparable prior year period. Fiscal 2004 nine month revenues totaled $42,036,000 versus nine month revenues of $41,009,000 in the prior year. The improved revenue reflects the continuation of a trend of an improving order rate which the Company began to experience in the latter part of this year's second quarter which is reflective of an improving economic environment for companies in the information technology industry. The Company is experiencing growth in sales of its memory products to its OEM customers as well as to its compatibles customers. Volume, measured as gigabytes shipped, increased 55% for the third quarter of fiscal 2004 as compared to the same prior year period. Nine month volume, measured as gigabytes shipped, increased 12% in fiscal 2004 as compared to the same prior year period. Average selling price per gigabyte declined by approximately 14% in fiscal 2004's third quarter compared to the prior year period. The decrease in average selling price was the result of product mix. Average selling prices for the Company's products in this year's first nine months have declined by approximately 8% from the comparable prior year period. Revenues for the three and nine month periods ended January 31, 2004 and 2003 by geographic region were:




                                       Three months ended   Nine months ended
                                       January 31, 2004     January 31, 2004
                                       ________________     ________________
United States                          $     11,932,000     $     28,363,000
Europe                                        3,241,000            8,626,000
Other (prinicipally Asia Pacific Region)      1,958,000            5,047,000
                                       ________________     ________________
Consolidated                           $     17,131,000     $     42,036,000
                                       ================     ================


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
                                       ================     ================

Cost of sales for the third quarter and nine months were 75% of revenues, versus 73% for the same prior year periods. Management expects that cost of sales as a percentage of revenue will generally be approximately 75%, which is in line with its historical norm. Fluctuations either up or down of 3% or less in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering and development costs in fiscal 2004's third quarter and nine months were $317,000 and $963,000, respectively, versus $375,000 and $1,156,000 for the same prior year periods. The decrease in expense is primarily attributable to the reduced number of employees as a result of the restructurings implemented in the prior fiscal year. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

Selling, general and administrative costs in fiscal 2004's third quarter and nine months decreased to 19% and 21% of revenues, respectively versus 34% and 32% for the same prior year periods. Third quarter and nine month total expenditures decreased by $1,162,000 and $4,110,000 from the comparable prior year periods. The reduction of total expenses is primarily the result of the aforementioned restructurings.

Total other income (expense), net for the third quarter and nine months totaled $95,000 and $152,000, respectively, for fiscal 2004 and ($2,000) and ($56,000) for the same respective periods in fiscal 2003. Other income in fiscal 2004's third quarter consisted primarily of foreign currency gains of $62,000. Other income in fiscal 2004's nine months consisted primarily of foreign currency gains of $71,000. Fiscal 2003's three and nine months other income (expense), net consisted of interest expense of ($9,000) and ($84,000) partially offset by interest income of $7,000 and $28,000. The Company had no interest expense in the third quarter and nine months of fiscal 2004 as it had no debt.

Income tax provision (benefit) for fiscal 2004's third quarter and nine months was $73,000 versus ($453,000) and ($1,017,000) benefit in the comparable prior year periods. Fiscal 2004's income tax provision is primarily for state income taxes as the Company has a net operating loss carry forward of approximately $16.0 million which can be used to offset future taxable income for federal income tax.


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

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including deferred tax asset valuation allowances and certain other reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and sales returns, the deferred tax asset valuation allowance and other operating allowances and accruals. Actual results could differ from those estimates. The Company's accounting policies are described in Note 1 to the notes to the April 30, 2003 Consolidated Financial Statements filed on the Company's most recent Form 10-K and there have been no material changes to such policies.

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

The Company purchases and sells primarily in U.S. dollars. The Company sells in foreign currency to a limited number of customers and as such incurs some foreign currency risk. At any given time, approximately 5 to 10 percent of the Company's accounts receivable are denominated in currencies other than U.S. dollars. The Company also incurs expenses in these same currencies, primarily payroll and facilities costs which hedge these assets. At present, the Company does not purchase forward contracts as hedging instruments, but intends to do so as circumstances warrant.


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

 31(a)  Certification of Robert V. Tarantino.

 31(b)  Certification of Mark E. Maddocks

 32(a)  Section 906 Certification of Robert V. Tarantino (furnished not filed)

 32(b)  Section 906 Certification of Mark E. Maddocks (furnished not filed)


B.  Reports on Form 8-K

     Report filed on February 18, 2004 regarding Company's operating results for the Third Quarter, Fiscal Year 2004.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATARAM CORPORATION


Date: March 10, 2004          By:  MARK E. MADDOCKS
                                  _____________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                  (Principal Financial Officer)