Form 10-K
period 2004-04-30
DATARAM CORP
filed 2004-07-28
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2004.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on July 23, 2004 was $54,169,042.

     The number of shares of Common Stock outstanding on July 23, 2004 was 7,861,980 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 14, 2004 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  2004 Annual Report to Security Holders

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

     Item 7A.  Quantitative and Qualitative Disclosures
               About Market Risk  . . . . . . . . . . . . . . . 11

     Item 8.   Financial Statements and Supplementary Data. . . 12

     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . 15

     Item 9A.  Controls and Procedures  . . . . . . . . . . . . 15

     Item 9B.  Other Information  . . . . . . . . . . . . . . . 15

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

     Item 14.  Principal Accountant Fees and Services . . . . . 16

Part IV

     Item 16.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K . . . . . . . 16

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                              PART I
Item 1.  BUSINESS

     (a)  General Development of Business.


     Dataram is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for computers manufactured by Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), Silicon Graphics, Inc. ("SGI"), International Business Machines Corporation ("IBM") and Dell Corporation ("Dell"). The Company also manufactures a line of memory products for Intel motherboard based servers for sale to OEMs and channel assemblers.

       The Company's memory products are sold worldwide to original equipment manufacturers, distributors, value-added resellers and end users. The Company has a manufacturing facility in the United States with sales offices in the United States, Europe and Japan.

       The Company is an independent memory manufacturer specializing in high capacity memory and competes with several other large independent memory manufacturers as well as the original equipment manufacturers mentioned above. The primary raw material used in producing memory boards is dynamic random access memory ("DRAM") chips. The purchase cost of DRAM chips typically represents approximately 75% of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAM chips.
At the end of fiscal 2003, the Company exited the market for desktop, notebook and flash memory (PC memory) and closed its manufacturing facility in Aarhus, Denmark. In fiscal 2004, the Company's revenues were derived solely from sales of compatible memory for high performance servers and workstations and from sales of customized memory for OEMs. Revenues for fiscal 2004 were $62.0 million compared to $53.5 million in fiscal 2003. The growth in revenue came primarily from sales to OEMs, which accounted for approximately 36% of revenue in fiscal 2004, compared to approximately 16% in fiscal 2003. Revenues from the sale of memory for the compatibles market grew by approximately 5% to approximately $39.7 million in fiscal 2004 from fiscal 2003. Overall volume as measured by gigabytes shipped increased by approximately 25% in fiscal 2004 from fiscal 2003. Average selling price per gigabyte declined by approximately 8% in fiscal 2004 compared to the prior year.

     During the year, the Company had positive cash flow from operating activities and remained debt free. After the close of the fiscal year, the Company established a $5,000,000 line of credit with a major bank.

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

     WE MAY LOSE AN IMPORTANT CUSTOMER. During fiscal 2004, one customer, SGI, accounted for approximately 22% of the Company's revenue and the largest ten customers accounted for approximately 52% of the Company's revenue.
There can be no assurance that one or more of these customers will cease or materially decrease their business with the Company in the future and that Dataram's financial performance will not be adversely affected thereby.

     WE FACE COMPETITION FROM DRAM MANUFACTURERS. DRAM manufacturers not only sell their product as discreet devices, but also as finished memory modules. They primarily sell these modules directly to computer manufacturers and large distributors and as such compete with the Company on a limited basis. There can be no assurance that DRAM manufacturers will not continue to expand their market and customer base. In such a case, they would become a more direct competitor to the Company and our profit margins and earnings could be adversely affected.

     THE MARKET FOR OUR PRODUCTS MAY NARROW OVER TIME. A principal market of Dataram is the manufacturers, buyers and owners of workstations and enterprise servers, classes of machines lying between large mainframe computers and personal computers. The trend has been observed that personal computers are increasing in their power and sophistication and, as a result, are now filling some of the computational needs traditionally filled by workstations. The competition for the supply of after-market memory products in the PC industry is very competitive and to the extent Dataram competes in this market we can be expected to have lower profit margins. There can be no assurance that this trend will not continue in the future, and that our financial performance will not be adversely affected.

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


Industry Background

     The market for the Company's memory products is principally OEMs, buyers and owners of workstations and enterprise servers. These systems have been important to the growth of the Internet.

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

Business Strategy

     Market Growth

     Generally, growth in the memory market closely follows both the growth in unit shipments of system vendors and the growth of memory requirements per system. While the past several fiscal years had resulted in negative growth as measured by revenue for memory, management estimates that long-term growth trends measured by revenue in the market for its products has resumed. That trend changed in the current fiscal year as demand for information technology products recovered.

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

Working Capital Requirements

     The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal cost is low as a percentage of the total cost of the product. As a result, the world-wide market for DRAMs has swung in the past from period to period from oversupply to shortage. During periods of substantial oversupply, the Company has seen falling prices for DRAMs and wide availability of DRAMs allowing the Company to have minimum inventories to meet the needs of customers. During periods of shortage, DRAMs are allocated and the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. During a period of shortage, the Company must maintain larger cash reserves than it would in a period of oversupply. At the present time, the market for DRAMs is one of oversupply. At April 30, 2004, the Company had cash and cash equivalents of $6.8 million and had no debt.

Memory Product Complexity

     DRAM memory products for workstations and enterprise servers had, for many years, been undergoing a process of simplification with a corresponding decline in profit margins as competitors' entry into the market became easier. However, recent trends in the market have seen the development by OEMs of more complex memory designs. This has enabled Dataram to increase its margins somewhat.

Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. Dataram designs prototype memory products and subjects them to reliability testing procedures. During its fiscal year ended April 30, 2004, the Company incurred costs of $1,284,000 for engineering and product development, $1,539,000 in fiscal 2003 and $1,839,000 in fiscal 2002.

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

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year. The Company's backlog at April 30, 2004 was $4,682,000 and at April 30, 2003 was $665,000.

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

     The Company believes that its 37-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty and service program which provides customers with added confidence in buying from Dataram. See "Business-Product Warranty and Service."

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

Employees

     As of April 30, 2004, the Company had 122 full-time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environment

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2005) or the succeeding fiscal year (fiscal
2006).

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        ______        _____      ______     ______    ____________
        2004         $43,780     10,994     7,210       $61,984
        2003         $29,495     13,180    10,854       $53,529
        2002         $39,296     27,131    14,763       $81,190

                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        ______        _____      ______     ______    ____________
        2004           70.6%      17.8%      11.6%        100.0%
        2003           55.1%      24.6%      20.0%        100.0%
        2002           48.4%      33.4%      18.2%        100.0%


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



                                 PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     Incorporated by reference herein is the information set forth in the Company's 2004 Annual Report to Security Holders under the caption "Common Stock Information" at page 5 and the information from the Definitive Proxy Statement under the caption "Equity Plan Compensation Information." No shares were sold other than pursuant to a registered stock offering during the fourth quarter and no shares were repurchased during the fourth quarter.


Item 6.   Selected Financial Data

     Incorporated by reference herein is the information set forth in the 2004 Annual Report to Security Holders under the caption "Selected Financial Data" at page 20.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Incorporated by reference herein is the information set forth in the 2004 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 2 through page 5.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Incorporated by reference herein is the information set forth in the 2004 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 5.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule     Page in
                                                            Annual
                                                            Report*

Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 2004 and 2003. . . 6

   Consolidated Statements of Operations - Years ended
        April 30, 2004, 2003 and 2002 . . . . . . . . . . . . . . 7

   Consolidated Statements of Cash Flows -
        Years ended April 30, 2004, 2003 and 2002 . . . . . . . . 8

   Consolidated Statements of Stockholders' Equity
        and Comprehensive Income (Loss) -
        Years ended April 30, 2004, 2003 and 2002 . . . . . . . . 9

   Notes to Consolidated Financial Statements -
        April 30, 2004, 2003 and 2002 . . . . . . . . . . . . 10-19

   Report of Independent Registered Public Accounting
        Firm on Consolidated Financial Statements . . . .  . . . 20


                                                             Page in
Financial Statement Schedule:                                  10-K

   Valuation and Qualifying Accounts -
        Years ended April 30, 2004, 2003 and 2002 . . . . . . . 13
   Report of Independent Registered Public Accounting
        Firm on Financial Statement Schedule  . . . . . . . . . 14

   All other schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.
--------------
*Incorporated herein by reference.

Schedule II
                             DATARAM CORPORATION AND SUBSIDIARIES

                                Valuation and Qualifying Accounts

                            Years ended April 30, 2004, 2003 and 2002

                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions     Balance
                                        beginning     and       from      at close
       Description                      of period     expenses  reserves  of period
       ___________                      _________     ________  _________ _________

Year ended April 30, 2004:
   Allowance for doubtful accounts      $ 100,000        7,000     7,000*   100,000
   Allowance for sales returns          $ 220,000      584,000   584,000    220,000

Year ended April 30, 2003:
   Allowance for doubtful accounts      $ 100,000      152,000   152,000*   100,000
   Allowance for sales returns          $ 220,000      405,000   405,000    220,000

Year ended April 30, 2002:
   Allowance for doubtful accounts      $ 230,000      (65,000)   65,000*   100,000
   Allowance for sales returns          $ 220,000      657,000   657,000    220,000







___________________________
*Represents write-offs and recoveries of accounts receivable.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Board of Directors and Stockholders
Dataram Corporation:



Under date of June 3, 2004, we reported on the consolidated balance sheets of Dataram Corporation and subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended April 30, 2004, as contained in the April 30, 2004 Annual Report to Security Holders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

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


Short Hills, New Jersey
June 3, 2004

Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure

          Not Applicable.

Item 9A.  Controls and Procedures

          Dataram's management acting under the supervision of the Audit Committee is responsible for establishing and maintaining adequate internal controls and procedures to permit accurate financial reporting. During the past 90 days, Mr. Tarantino and Mr. Maddocks have evaluated those controls and procedures. Based upon this evaluation of the controls now in place, management believes that these internal controls and procedures are effective and there are no material weaknesses in those financial controls. There have been no significant changes in these controls since the date of this evaluation.


Item 9B.  Other Information

          New Line of Credit. As of June 21, 2004 the Company entered into a Loan Agreement with PNC Bank through June 21, 2006. The Company has not as of this date borrowed any money under this Agreement. Pursuant to the Agreement, the Company can borrow up to 75% of qualified accounts receivables (generally consisting of U.S. and Canadian accounts receivable less than 90 days old) up to a maximum amount of $5,000,000. At the election of the Company, the interest rate is the bank's prime rate or LIBOR plus 2.5%. As security for any loans made under this Agreement, the Company has given a security interest in all of its personal property, including its accounts. Without the consent of the bank, the Company may not pay dividends nor expend more than $1,000,000 a year in repurchasing its common stock. The Company pays an annual commitment fee of .25% on the unused line.


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


                             PART IV

Item 15.  Exhibits, Financial Statement Schedule, and Reports on
          Form 8-K

          (a)   The following documents are filed as part of this report:

               1.    Financial Statements incorporated by
                     reference into Part II of this Report.

               2.    Financial Statement Schedule included in
                     Part II of this Report.

          (b)  Reports on Form 8-K:

               1.    Report filed on June 6, 2004 regarding annual earnings.

          (c)  Exhibits:

               The Exhibit Index appears on page 18.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DATARAM CORPORATION
                                 (Registrant)

Date:  July 22, 2004             By: ROBERT V. TARANTINO
                                 ________________________________
                                 Robert V. Tarantino, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  July 22, 2004              By: ROBERT V. TARANTINO
                                 ________________________________
                                  Robert V. Tarantino, President
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)


Date:  July 22, 2004              By: RICHARD HOLZMAN
                                 ________________________________
                                   Richard Holzman, Director


Date:  July 22, 2004             By: THOMAS A. MAJEWSKI
                                 ________________________________
                                   Thomas A. Majewski,
                                   Director


Date:  July 21, 2004             By: BERNARD L. RILEY
                                 ________________________________
                                   Bernard L. Riley, Director


Date:  July 22, 2004              By: ROGER C. CADY
                                 ________________________________
                                   Roger C. Cady, Director


Date:  July 22, 2004             By: MARK E. MADDOCKS
                                 ________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX



3(a) Restated Certificate of Incorporation. Incorporated by reference from Exhibits to a Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 and filed on September 13, 2000.

3(b) By-Laws. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003 and filed on July 26, 2003.

4(a)  Loan Agreement with PNC Bank dated as of June 21, 2004

4(b)  Committed Line of Credit Note with PNC Bank dated as of June 21, 2005.

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

10(e) Employment Agreement of Robert V. Tarantino dated May 1, 1997.
      Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003 and filed on July 26, 2003.

10(f) Offer of Employment made to Lars Marcher dated July 12, 2002.

13(a) 2004 Annual Report to Shareholders

23(a) KPMG LLP Independent Accountants' Consent for S-8 Registration
      No. 33-56282

31(a) Section 906 Certification of Robert V. Tarantino (Furnished not Filed)

31(b) Section 906 Certification of Mark Maddocks (Furnished not Filed)

31(c) Section 1350 Certification of Robert V. Tarantino

31(d) Section 1350 Certification of Mark Maddocks