Form 10-Q
period 2004-07-31
DATARAM CORP
filed 2004-08-30
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      7/31/04      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                                DATARAM CORPORATION
___________________________________________________________________________
   (Exact name of registrant as specified in its charter)

     New Jersey                              22-1831409
_______________________________      ______________________________________
(State or other jurisdiction of      (I.R.S.  Employer Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
___________________________________________________________________________
 (Address of principal executive offices)         (Zip Code)

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

     Yes              No     X
           _____            _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of August 23, 2004, there were 8,588,213 shares outstanding.



                           PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         July 31, 2004 and April 30, 2004
                                     (Unaudited)

                                              July 31, 2004     April 30, 2004
Assets
Current Assets:
   Cash and cash equivalents                  $   5,600,978      $   6,805,957
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $320,000                                  7,828,224          8,846,605
   Inventories                                    4,511,507          2,536,976
   Deferred income taxes                            723,000            723,000
   Other current assets                             306,194             91,766
                                                 __________         __________
     Total current assets                        18,969,903         19,004,304

Property and equipment, at cost:
   Land (held for sale)                             875,000            875,000
   Machinery and equipment                       12,013,293         11,933,987
                                                 __________         __________
                                                 12,888,293         12,808,987

   Less: accumulated depreciation
     and amortization                            10,208,060          9,950,860
                                                 __________         __________
Net property and equipment                        2,680,233          2,858,127

Other assets                                         53,815             50,011

                                                 __________         __________

                                             $   21,703,951      $  21,912,442
                                                 ==========         ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $    3,095,822      $   3,861,844
   Accrued liabilities                              765,551          1,646,499
                                                 __________         __________
     Total current liabilities                    3,861,373          5,508,343


Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,588,213 at July 31, 2004
      and 8,526,519 at April 30, 2004             8,588,213          8,526,519
   Additional paid in capital                     4,886,011          4,676,232
   Retained earnings                              4,368,354          3,201,348
                                                 __________         __________

        Total stockholders' equity               17,842,578         16,404,099
                                                 __________         __________
                                              $  21,703,951      $  21,912,442
                                                 ==========         ==========

See accompanying notes to consolidated financial statements.



                        Dataram Corporation and Subsidiaries
                        Consolidated Statements of Earnings
                      Three Months Ended July 31, 2004 and 2003
                                   (Unaudited)



                                                   2004               2003



Revenues                                     $  15,791,432      $  12,266,796

Costs and expenses:
   Cost of sales                                11,740,902          8,817,749
   Engineering and development                     318,773            332,741
   Selling, general and administrative           2,548,503          2,979,880
                                                __________         __________
                                                14,608,178         12,130,370

Earnings from operations                         1,183,254            136,426


Other income (expense)
   Interest income                                  15,010              1,479
   Currency gain (loss)                               (258)             8,421
   Other income                                     50,000             39,594
                                                __________         __________
Total other income (expense)                        64,752             49,494

Earnings before income taxes                     1,248,006            185,920

Income tax provision                                81,000             15,000
                                                __________         __________
Net earnings                                 $   1,167,006       $    170,920
                                                ==========         ==========

Net earnings per share of common stock
   Basic                                     $         .14        $       .02
                                                ==========         ==========
   Diluted                                   $         .13        $       .02
                                                ==========         ==========


Weighted average number of common
   shares outstanding
   Basic                                         8,562,391          8,497,219
                                                ==========         ==========
   Diluted                                       9,302,793          8,617,124
                                                ==========         ==========


See accompanying notes to consolidated financial statements.



                         Dataram Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows
                      Three Months Ended July 31, 2004 and 2003
                                      (Unaudited)

                                                        2004             2003

Cash flows from operating activities:
   Net income                                   $  1,167,006     $    170,920
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                 289,000          447,266
       Bad debt expense                               16,452            5,837
       Changes in assets and liabilities:
         Decrease in trade receivables             1,001,929        1,436,063
       (Increase) decrease in inventories         (1,974,531)         224,221
         Increase in other current assets           (214,428)        (236,505)
         Increase in other assets                     (3,804)         (22,005)
         Decrease in accounts payable               (766,022)        (529,486)
         Decrease in accrued liabilities            (880,948)      (1,914,710)
                                                  __________       __________

    Net cash used in operating activities         (1,365,346)        (418,399)
                                                  __________       __________

Cash flows used in investing activities:
   Additions to property and equipment              (123,947)         (13,732)
   Proceeds from sale of property and equipment       12,841                0
                                                  __________       __________
    Net cash used in investing activities           (111,106)         (13,732)

Cash flows from financing activities:
  Proceeds from sale of common shares under
     stock option plan                               271,473                0
                                                  __________       __________


Net decrease in cash and cash equivalents         (1,204,979)        (432,131)

Cash and cash equivalents at
   beginning of period                             6,805,957        2,500,497
                                                  __________       __________

Cash and cash equivalents at
   end of period                                $  5,600,978     $  2,068,366
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $          0     $     15,716
      Income taxes                              $    180,500     $          0


See accompanying notes to consolidated financial statements.


                         Dataram Corporation and Subsidiaries
                      Notes to Consolidated Financial Statements
                              July 31, 2004 and 2003
                                   (Unaudited)



Basis of Presentation

The information for the three months ended July 31, 2004 and 2003, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2004 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Earnings Per Common Share

Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three months ended July 31, 2004, and July 31 2003, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method.


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



The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:


                                      Three Months Ended
                                            July 31,
                                   -------------------------
                                      2004          2003
                                   -----------   -----------
Net earnings as reported          $  1,167,006  $    170,920
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects ....      (145,568)     (149,146)
                                   -----------   -----------

Pro forma net earnings....        $  1,021,438   $    21,774
                                   ===========   ===========

Earnings per share:
 Basic - as reported ...........   $      0.14   $      0.02
                                   ===========   ===========
 Basic - pro forma .............   $      0.12   $      0.00
                                   ===========   ===========

 Diluted - as reported .........   $      0.13   $      0.02
                                   ===========   ===========
 Diluted - pro forma ...........   $      0.11   $      0.00
                                   ===========   ===========



Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market funds and commercial paper with original maturities of three months or less.

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2004 and April 30, 2004 consist of the following categories:





                       July 31, 2004    April 30, 2004
                    ________________    ______________
Raw material        $      2,599,000    $    1,302,000
Work in process              160,000           102,000
Finished goods             1,753,000         1,133,000
                    ________________    ______________
                    $      4,512,000    $    2,537,000
                    ================    ==============







Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2004 and 2003 by geographic region is as follows:

                                       Three months ended   Three months ended
                                       July 31, 2004        July 31, 2003
                                       ________________     ________________
United States                          $     12,313,000     $      8,015,000
Europe                                        2,109,000
2,749,000
Other (principally Asia Pacific Region)       1,369,000            1,503,000
                                       ________________     ________________
Consolidated                           $     15,791,000     $     12,267,000
                                       ================     ================



Long-lived assets consist of property and equipment as of July 31, 2004. Long-lived assets and total assets by geographic region as of July 31, 2004 is as follows:

                                   July 31, 2004
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $       2,646,000    $   20,941,000
Europe                         34,000           755,000
Other                               0             8,000
                    _________________    ______________
Consolidated        $       2,680,000    $   21,704,000
                    =================    ==============




Significant New Accounting Pronouncements

On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options. On March 31, 2004, the FASB issued Exposure Draft No. 1102-100, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers' financial condition, as well as general economic conditions and, generally, requires no collateral from its customers. In the first quarter of fiscal 2005, sales to one customer accounted for approximately 36% of revenues and 35% of accounts receivable at July 31, 2004.

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

Executive Overview

Dataram Corporation is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, Hewlett-Packard (including Compaq), IBM, Silicon Graphics and Sun Microsystems. The Company also manufactures a line of memory products for Intel motherboard based servers for sale to OEMs and channel assemblers.

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

Liquidity and Capital Resources

     The Company's cash and working capital position remain strong. As of July 31, 2004, cash and equivalents amounted to $5.6 million and working capital amounted to $15.1 million, reflecting a current ratio of 4.9 compared to cash and equivalents of $6.8 million and working capital of $13.5 million and a current ratio of 3.5 as of April 30, 2004.

     During the first fiscal quarter ended July 31, 2004, net cash used in operating activities was $1.4 million. Inventories increased by approximately $2.0 million from yearend levels. Of this amount, approximately $800,000 of DRAMs were purchased for a potential order for custom memory boards for an OEM customer. These DRAMs did not pass the customer's qualification tests and were returned to the vendor for full credit shortly after the quarter ended. The balance of the increase in inventories is primarily attributable to purchases of certain DRAMs, which are in relatively short supply to support the Company's backlog. Accrued liabilities declined by approximately $881,000 primarily as result of a royalty payment made in the first quarter, which was expensed in the prior fiscal year. This expense was not incurred in the first quarter as the Company ceased using the related patented technology in the manufacture of its products. These uses of cash were partially offset by a decline in trade receivables of approximately $1.0 million resulting from reduced revenues in the first quarter compared to the prior year's fourth quarter.

On June 15, 1999 the Company announced an open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company's common stock. On December 4, 2002, the Company announced a second plan providing for the repurchase of up to an additional 500,000 shares. As of July 31, 2004, the total number of shares authorized for purchase under the program is 535,150 shares. The Company did not purchase any shares during the last fiscal year ended April 30, 2004 or the first quarter of Fiscal 2005.

      On June 21, 2004 the Company entered into a Loan Agreement with a Bank through June 21, 2006. The Company has not as of this date borrowed any money under this Agreement. Pursuant to the Agreement, the Company can borrow up to 75% of qualified accounts receivables (generally consisting of U.S. and Canadian accounts receivable less than 90 days old) up to a maximum amount of $5,000,000. At the election of the Company, the interest rate is the bank's prime rate or LIBOR plus 2.5%. As security for any loans made under this Agreement, the Company has given a security interest in all of its personal property, including its accounts. Without the consent of the bank, the Company may not pay dividends nor expend more than $1,000,000 a year in repurchasing its common stock. The Company pays an annual commitment fee of ..25% on the unused line.

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

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2004 are as follows:



                                        Operating leases
Year ending April 30:                   ________________
2005                                 $      531,000
2006                                        463,000
2007                                         48,000
2008 and thereafter                               0
Total minimum lease payments         $    1,042,000

The Company has no other material commitments.


Results of Operations

     Revenues for the three-month period ending July 31, 2004 were $15,791,000 compared to revenues of $12,267,000 for the comparable prior year period. The increase in revenues was the result of higher unit volume, as measured by gigabytes shipped, of approximately 41% offset by an average selling price decreases of approximately 9%. Revenues in the current quarter decreased from the forth quarter of fiscal 2004 revenues of $19,948,000. The decrease of 19% is the result of lower volume. Revenues for the three-month periods ended July 31, 2004 and 2003 by geographic region were:


                                       Three months ended   Three months ended
                                       July 31, 2004        July 31, 2003
                                       ________________     ________________
United States                          $     12,313,000     $      8,015,000
Europe                                        2,109,000            2,749,000
Other (principally Asia Pacific Region)       1,369,000            1,503,000
                                       ________________     ________________
Consolidated                           $     15,791,000     $     12,267,000
                                       ================     ================



Cost of sales for the first quarter fiscal 2005 were 75% of revenues, versus 72% same prior year period. Management expects that cost of sales as a percentage of revenue will generally be approximately 75%, which is in line with its historical norm. Fluctuations either up or down of 3% or less in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possible resulting from a large order or series of orders for a particular product or a change in customer mix.

     Engineering and development costs in fiscal 2005's first quarter were $319,000, versus $333,000 for the same prior year period. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

     Selling, general and administrative costs in fiscal 2005's first quarter decreased to 16% of revenues, versus 24% for the same prior year period. Total expenditures decreased by $431,000 from the comparable prior year period. The reduction of total expenses is primarily the result of workforce savings and reduced depreciation expense.

     Other income (expense), net for the first quarter fiscal 2005 totaled $65,000 income, versus $49,000 income for the same prior year period. Other income in fiscal 2005's first quarter consisted primarily of $50,000 other income for a scheduled non-refundable payment released from escrow related to the pending sale of the Company's land. Approximately $15,000 of interest income was received in the current quarter. Fiscal 2004's first quarter other income (expense), net of $49,000 consisted primarily of $40,000 income received for the sale of certain assets. The Company had no interest expense in the first quarter of fiscal 2005 and 2004 as it had no debt.

     Income tax expense for the first quarter fiscal 2005 was $81,000 expense and $15,000 expense for the same prior year period. For both first quarter periods the tax expense is primarily a provision for state tax only as the Company has a Federal net operating loss carry forward of approximately $14.0 million, which can be used to offset future taxable income for federal income tax.

Critical Accounting Policies

During December 2001, the Securities and Exchange Commission ("SEC") published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2004, the Company believes the following accounting policies to be critical:

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






                            PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

     31(a)  Certification of Robert V. Tarantino.

     31(b)  Certification of Mark E. Maddocks

     32(a) Section 906 Certification of Robert V. Tarantino (furnished not filed)

     32(b) Section 906 Certification of Mark E. Maddocks (furnished not filed)




B.  Reports on Form 8-K

     Report filed on August 17, 2004 regarding Company's operating results for the First Quarter, Fiscal Year 2005.






Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DATARAM CORPORATION


                                    MARK E. MADDOCKS



Date: August 26, 2004               By:  MARK E. MADDOCKS
                                        _____________________________
                                        Mark E. Maddocks
                                        Vice President, Finance
                                        (Principal Financial Officer)