Form 10-Q
period 2004-10-31
DATARAM CORP
filed 2004-12-13
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      10/31/04      or

/     /     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from            to

Commission file number                1-8266

                          DATARAM CORPORATION
_____________________________________________________________________________
   (Exact name of registrant as specified in its charter)

     New Jersey                              22-1831409
________________________________      __________________________________
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
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

                             Yes     X         No
                     _________        _________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of December 6, 2004, there were 8,603,113 shares outstanding.



                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         October 31, 2004 and April 30, 2004
                                     (Unaudited)

                                            October 31, 2004   April 30, 2004
Assets
Current Assets:
   Cash and cash equivalents                   $   6,699,382    $   6,805,957
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $315,000 at October 31,2004 and
     $320,000 at April 30, 2004                   12,237,074        8,846,605
   Inventories                                     3,038,125        2,536,976
   Deferred income taxes                             723,000          723,000
   Other current assets                              224,642           91,766
                                                  __________       __________
     Total current assets                         22,922,223       19,004,304

Property and equipment, at cost:
   Land (held for sale)                              875,000          875,000
   Machinery and equipment                        12,128,331       11,933,987
                                                  __________       __________
                                                  13,003,331       12,808,987

   Less: accumulated depreciation
     and amortization                             10,532,060        9,950,860
                                                  __________       __________
Net property and equipment                         2,471,271        2,858,127

Other assets                                          53,815           50,011
                                                  __________       __________

                                              $   25,447,309    $  21,912,442
                                                  ==========       ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                           $    5,322,504    $   3,861,844
   Accrued liabilities                               700,180        1,646,499
                                                  __________       __________
     Total current liabilities                     6,022,684        5,508,343

     Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 54,000,000 shares; issued and
      outstanding 8,603,113 at October 31, 2004
      8,526,519 at April 30, 2004                  8,603,113        8,526,519
   Additional paid in capital                      4,927,206        4,676,232
   Retained earnings                               5,894,306        3,201,348
                                                  __________       __________
          Total stockholders' equity              19,424,625       16,404,099
                                                  __________       __________
                                               $  25,447,309    $  21,912,442
                                                  ==========       ==========

See accompanying notes to consolidated financial statements.



                                          Dataram Corporation and Subsidiaries
                                          Consolidated Statements of Operations
                                  Three and Six Months Ended October 31, 2004 and 2003

                                                     (Unaudited)

                                                             2004                             2003
                                               2nd Quarter         Six Months     2nd Quarter       Six Months

Revenues                                     $  20,322,130      $  36,113,562    $ 12,637,855     $ 24,904,651

Costs and expenses:
   Cost of sales                                15,815,873         27,556,775       9,632,303       18,450,052
   Engineering and development                     312,046            630,819         312,943          645,684
   Selling, general and administrative           2,574,689          5,123,192       2,878,533        5,858,413
                                                __________         __________      __________       __________
                                                18,702,608         33,310,786      12,823,779       24,954,149

Earnings (loss) from operations                  1,619,522          2,802,776        (185,924)         (49,498)

Interest income                                     18,699             33,709           6,727            8,206
Currency gain (loss), net                           (6,269)            (6,527)            163            8,584
Other income                                             0             50,000           1,408           41,002
                                                __________         __________      __________       __________

Earnings (loss) before income taxes              1,631,952          2,879,958        (177,626)           8,294

Income tax provision (benefit)                     106,000            187,000         (15,000)               0
                                                __________         __________      __________       __________
Net earnings (loss)                          $   1,525,952       $  2,692,958     $  (162,626)    $      8,294
                                                ==========         ==========      ==========       ==========

Net earnings (loss) per share of common stock
   Basic                                     $         .18        $       .31     $      (.02)    $        .00
                                                ==========         ==========      ==========       ==========
   Diluted                                   $         .17       $        .29     $      (.02)    $        .00
                                                ==========         ==========      ==========       ==========

Weighted average number of common
   shares outstanding
   Basic                                         8,599,070          8,580,730       8,497,219        8,497,219
                                                ==========         ==========       =========        =========
   Diluted                                       9,216,297          9,264,686       8,497,219        8,709,443
                                                ==========         ==========       =========        =========


See accompanying notes to consolidated financial statements.




                         Dataram Corporation and Subsidiaries
                         Consolidated Statements of Cash Flows
                       Six Months Ended October 31,2004 and 2003
                                      (Unaudited)

                                                        2004             2003

Cash flows from operating activities:
   Net earnings                                 $  2,692,958     $      8,294
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
       Depreciation and amortization                 613,000          893,267
       Bad debt expense                                7,646            4,095
       Changes in assets and liabilities:
       (Increase)decrease in trade receivables    (3,398,115)         676,788
       (Increase)decrease in inventories            (501,149)         447,947
        Increase in other current assets            (132,876)        (270,125)
        Decrease in income tax receivable                  0        3,087,983
        Increase in other assets                      (3,804)         (25,885)
        Increase (decrease) in accounts payable    1,460,660         (513,552)
        Decrease in accrued liabilities             (946,319)      (2,377,727)
        Increase in deferred income taxes                  0          (99,202)
                                                  __________       __________

    Net cash provided by (used in)
      operating activities                          (207,999)       1,831,883
                                                  __________       __________


Cash flows from investing activities:
   Additions to property and equipment              (238,985)         (92,649)
   Proceeds from sale of property and equipment       12,841           18,175
                                                  __________       __________
   Net cash used in investing activities            (226,144)         (74,474)

Cash flows from financing activities:
  Proceeds from exercise of stock options under
      stock option plan, (including tax benefits)    327,568                0
                                                  __________       __________
Net increase (decrease) in cash
   and cash equivalents                             (106,575)       1,757,409
Cash and cash equivalents at
   beginning of period                             6,805,957        2,500,497
                                                  __________       __________

Cash and cash equivalents at
   end of period                                $  6,699,382     $  4,257,906
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $      8,676     $     15,716
      Income taxes                              $    341,000     $      2,250


See accompanying notes to consolidated financial statements.



                     Notes to Consolidated Financial Statements
                              October 31, 2004 and 2003
                                      (Unaudited)



Basis of Presentation

The information for the three and six months ended October 31, 2004 and 2003, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2004 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Earnings Per Common Share

Basic earnings (loss) per share is computed by dividing the net earnings
(loss) available to common stockholders by the weighted average number of shares of common stock issued and outstanding during the periods. For the purpose of calculating diluted earnings per share for the three and six months ended October 31, 2004 and the six months ended October 31, 2003, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of stock options calculated using the treasury stock method. For purposes of calculating diluted loss per share for the quarter ended October 31, 2003, the denominator excludes the effect of options to purchase 1,054,050 shares of common stock as their effect would be anti-dilutive.

Stock Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under those plans had exercise prices equal to the market value of the underlying common stock at the date of grant.

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

The following table illustrates the effect on net earnings (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                  Three Months Ended        Six Months Ended
                                       October 31,             October 31,
                                ---------------------      ------------------
                                  2004        2003          2004       2003
                                --------    --------      --------   --------


Net earnings (loss) as
reported                     $ 1,525,952  $ (162,626)  $ 2,692,958  $  8,294

Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects     (205,398)   (217,445)    (350,966)   (366,591)
                             -----------   ---------   -----------  ----------

Pro forma net earnings
(loss)                       $ 1,320,554  $ (380,071)  $ 2,341,992  $(358,297)
                             ===========   =========   ===========   ========

Earnings (loss) per share:
 Basic - as reported         $      0.18  $    (0.02) $       0.31  $    0.00
                             ===========   =========   ===========   ========
 Basic - pro forma           $      0.15  $    (0.04) $       0.27  $   (0.04)
                             ===========   =========   ===========   ========

 Diluted - as reported       $      0.17  $    (0.02) $       0.29  $    0.00
                             ===========   =========   ===========   ========
 Diluted - pro forma         $      0.14  $    (0.04) $       0.25  $   (0.04)
                             ===========   =========  ===========   =========



Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market accounts and commercial paper with original maturities of three months or less.

Inventory valuation

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out method. Inventories at October 31, 2004 and April 30, 2004 consist of the following categories:





                    October 31, 2004    April 30, 2004
                    ________________    ______________
Raw material        $      1,705,000    $    1,302,000
Work in process              186,000           102,000
Finished goods             1,147,000         1,133,000
                    ________________    ______________
                    $      3,038,000    $    2,537,000
                    ================    ==============







Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six month periods ended October 31, 2004 and 2003 by geographic region is as follows:

                                       Three months ended     Six months ended
                                       October 31, 2004       October 31, 2004
                                       ________________       ________________
United States                          $     16,300,000       $     28,614,000
Europe                                        2,553,000              4,662,000
Other (prinicipally Asia Pacific Region)      1,469,000              2,838,000
                                       ________________       ________________
Consolidated                           $     20,322,000       $     36,114,000
                                       ================       ================


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
                                       ================       ================


Long-lived assets which consist of property and equipment, and total assets by geographic region as of October 31, 2004 is as follows:


                                October 31, 2004
                    Long-lived assets      Total assets
                    _________________    ______________
United States       $       2,471,000    $   25,021,000
Europe                              0           414,000
Other                               0            12,000
                    _________________    ______________
Consolidated        $       2,471,000    $   25,447,000

                    =================    ==============


Significant New Accounting Pronouncements

On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost should be measured according to the fair value of stock options. The FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95" on June 30, 2004. Subsequent to the issuance of the FASB's exposure draft, the FASB determined that the final Statement, when issued, will be effective for any interim or annual period beginning after June 15, 2005, meaning that an entity would apply the final Statement to all employee awards of share-based payments granted, modified or settled in any interim or annual period beginning after June 15, 2005. This proposed statement, when formally issued by the FASB, may have a material effect on the Company's consolidated financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB') issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151, amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this
Statement shall be effective for the Company beginning May 1, 2006.   The
Company is currently evaluating whether this statement will have a material effect on the Company's consolidated financial statements.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers' financial condition, as well as general economic conditions and, generally, requires no collateral from its customers. In the second quarter and six months ended October 31, 2004, sales to one customer accounted for approximately 41% and 39% of revenues, respectively. The same customer accounted for approximately 46% of accounts receivable at October 31, 2004.

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


Executive Overview

     Dataram Corporation is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, Hewlett-Packard, IBM, Silicon Graphics and Sun Microsystems. The Company also manufactures a line of memory products for AMD and Intel motherboard based servers for sale to OEMs and channel assemblers.

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


Liquidity and Capital Resources

     The Company's cash and working capital position remain strong. As of October 31, 2004, cash and cash equivalents amounted to $6.7 million and working capital amounted to $16.9 million, reflecting a current ratio of 3.8 compared to cash and cash equivalents of $6.8 million and working capital of $13.5 million and a current ratio of 3.5 as of April 30, 2004.

     During the first six months of fiscal year 2005, net cash used in operating activities was $208,000. Accounts receivable increased by approximately $3.4 million from year-end levels. This increase was mainly the result of the increase in shipping levels in October. Accrued liabilities decreased by approximately $946,000 from year-end levels. This decrease was primarily due to a non-recurring royalty payment made in the first quarter of the current fiscal year which was accrued in the prior fiscal year totalling approximately $660,000. Partially offsetting these uses of cash was an increase in accounts payable of approximately $1,461,000 from year-end levels. This increase resulted from higher levels of raw material purchases made in October to support the October shipments.

     Net cash used in investing activities of approximately $226,000 for the six months ended October 31, 2004, primarily consists of $239,000 of capital expenditures substantially related to production testing equipment.

     Net cash provided from financing activities of approximately $328,000 for the six months ended October 31, 2004, primarily relates to the exercise of stock options, including tax benefits.

     On June 15, 1999 the Company announced an open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company's common stock. On December 4, 2002, the Company announced a second plan providing for the repurchase of up to an additional 500,000 shares. As of October 31, 2004, the total number of shares authorized for purchase under the program is 535,150 shares. The Company did not purchase any shares during the first six months of Fiscal 2005.

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

     On July 29, 2002, the Company entered into an agreement to sell its undeveloped land for a price of $3.0 million. The agreement was amended on October 20, 2004. The amendment extended the term of the agreement to September 29, 2005. The agreement, as amended, provides for closing to occur no later than September 29, 2005. Additionally, the agreement is subject to certain contingencies and as such may be terminated prior to closing. The land is carried at cost on the Company's balance sheet at a value of $875,000 and is shown as an asset held for sale. The resulting gain on the sale will be recorded upon consummation of the transaction and when all contingencies have been satisfied.


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




Results of Operations


     Revenues for the three month period ending October 31, 2004 were $20,322,000 compared to revenues of $12,638,000 for the comparable prior year period. Fiscal 2005 six month revenues totaled $36,114,000 versus six month revenues of $24,905,000 in the prior year. The increase is primarily attributable to an increase in sales to the Company's OEM customers. Fiscal 2005 second quarter sales to OEM customers was approximately 55% of overall revenues as compared to approximately 19% in the prior year's second quarter. Volume measured as gigabytes shipped increased by 58% for the second quarter of fiscal 2005 compared to the same prior year quarter. Average selling price per gigabyte increased by approximately 2% in fiscal 2005's second quarter compared to the prior year period. Six month volume increased 50% in fiscal 2005 as compared to the same prior year period. Average selling price for the first six months of fiscal 2005 decreased by approximately 4% compared to the same prior year period.

Revenues for the three and six month periods ended October 31, 2004 and 2003 by geographic region is as follows:

                                     Three months ended     Six months ended
                                       October 31, 2004     October 31, 2004
                                       ________________     ________________
United States                          $     16,300,000     $     28,614,000
Europe                                        2,553,000            4,662,000
Other (prinicipally Asia Pacific Region)      1,469,000            2,838,000
                                       ________________     ________________
Consolidated                           $     20,322,000     $     36,114,000
                                       ================     ================



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
                                       ================       ================


     Cost of sales for the second quarter and six months were 78% and 76% of revenues, respectively, versus 76% and 74% for the same respective prior year periods. Cost of sales as a percentage of revenues for the second quarter was at the low end of our normal range. Management expects that cost of sales as a percentage of revenue will generally be approximately 75%, which is in line with its historical norm. Fluctuations either up or down of 3% or less in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

     Engineering and development costs in fiscal 2005's second quarter and six months were $312,000 and $631,000, respectively, versus $313,000 and $646,000 for the same respective prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

     Selling, general and administrative costs in fiscal 2005's second quarter and six months decreased to 13% and 14% of revenues, respectively versus 23% and 24% for the same prior year periods. The percentage of sales is lower in Fiscal 2005's second quarter and six months primarily as a result of higher revenues generated. Second quarter and six month total expenses decreased by $304,000 and $735,000 from the comparable prior year periods. The reduction of total expenses is primarily the result of decreased depreciation expense. Salary and employee related cost also decreased from the prior year primarily due to employee attrition.

     Other income (expense), net for the second quarter and six months totaled $12,000 and $77,000, respectively, for fiscal 2005 and $8,000 and $57,000 for the same respective periods in fiscal 2004. Other income in fiscal 2005's second quarter consisted primarily of interest income. Other income in fiscal 2005's six months consisted primarily of interest income and a scheduled non-refundable payment released from escrow of $50,000 related to the pending sale of the Company's land. Other income in fiscal 2004's six months consisted of interest income and a gain on sale of assets of approximately $49,000. The Company had no interest expense in the first quarter and six months of fiscal 2005 as it had no debt.

     Income tax provision (benefit) for fiscal 2005's second quarter and six months was $106,000 and $187,000 versus ($15,000) benefit and nil in the comparable prior year periods. Fiscal 2005's income tax provision is primarily a provision for state tax only as the Company has a net operating loss carry forward of approximately $14.0 million which can be used to offset future taxable income for federal income tax.

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

Revenue Recognition-Revenue is recognized upon shipment of goods to customers. The Company's revenue earning activities involve delivering or producing goods, and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured. Estimated warranty costs are accrued by management upon product shipment based on an estimate of future warranty claims. Charges for sales returns and other allowances are recognized as a deduction from revenue on an accrual basis. The accrual for sales returns and other allowances is based on the Company's history. Historically, sales returns have not been material.

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

The Company must assess the likelihood that the gross deferred tax assets, net of any deferred tax liabilities will be recovered from future taxable income and to the extent that we judge that recovery is not likely, we have established a valuation allowance. Significant management judgement is required in determining this valuation allowance. We have recorded a valuation allowance of approximately $3,777,000 as of April 30, 2004. The valuation allowance is based on our estimates of taxable income and the period over which the net deferred tax assets will be recoverable. Conversely, if certain future events cause management to conclude that it is more likely than not that we will recognize all or a portion of the net deferred tax assets, for which a valuation allowance has been recorded, we would record the estimated net realizable value of the net deferred tax asset at that time and would then recognize income tax expense at a rate equal to our combined Federal and State effective tax rate of approximately 37%. The Company's continued profitability may result in an adjustment to the valuation allowance.

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



PART II: OTHER INFORMATION



ITEM 6.  EXHIBITS

     31(a)  Rule 13a-14a(a) Certification of Robert V. Tarantino.

     31(b)  Rule 13a-14a(a) Certification of Mark E. Maddocks

     32(a)  Section 1350 Certification of Robert V. Tarantino
            (furnished not filed)

     32(b)  Section 1350 Certification of Mark E. Maddocks
            (furnished not filed)








Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATARAM CORPORATION





                                          MARK E. MADDOCKS
Date: December 9, 2004               By: __________________________
                                          Mark E. Maddocks
                                          Vice President, Finance
                                          (Principal Financial Officer)