Form 10-Q
period 2005-01-31
DATARAM CORP
filed 2005-03-10
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      1/31/05      or

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

     Yes              No     X
          _______         _______


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of March 7, 2005, there were 8,538,104 shares outstanding.



                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         January 31, 2005 and April 30, 2004
                                     (Unaudited)

                                            January 31, 2005   April 30, 2004
Assets
Current Assets:
   Cash and cash equivalents                   $   8,222,297   $   6,805,957
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $315,000 in 2005 and $320,000 in 2004      7,926,703       8,846,605
   Inventories                                     2,579,415       2,536,976
   Deferred income taxes                             723,000         723,000
   Other current assets                              179,991          91,766
                                                  __________      __________
     Total current assets                         19,631,406      19,004,304

Property and equipment, at cost:
   Land (held for sale)                              875,000         875,000
   Machinery and equipment                        12,227,203      11,933,987
                                                  __________      __________
                                                  13,102,203      12,808,987

   Less: accumulated depreciation
     and amortization                            10,856,060        9,950,860
                                                 __________       __________
Net property and equipment                        2,246,143        2,858,127

Other assets                                         53,815           50,011

                                                 __________       __________

                                             $   21,931,364    $  21,912,442
                                                 ==========       ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $    1,698,692     $  3,861,844
   Accrued liabilities                              606,094        1,646,499
                                                 __________       __________
     Total current liabilities                    2,304,786        5,508,343



Stockholders' Equity:
   Common stock, par value $1.00 per share.
   Authorized 54,000,000 shares; issued and
      outstanding 8,655,554 at January 31, 2005
      and 8,526,519 at April 30, 2004             8,655,554        8,526,519
   Additional paid in capital                     4,929,895        4,676,232
   Retained earnings                              6,041,129
3,201,348
                                                 __________       __________

        Total stockholders' equity               19,626,578       16,404,099
                                                 __________       __________
                                              $  21,931,364    $  21,912,442
                                                 ==========       ==========

See accompanying notes to consolidated financial statements.


                                       Dataram Corporation and Subsidiary
                                      Consolidated Statements of Operations
                               Three and Nine Months Ended January 31, 2005 and 2004

                                                   (Unaudited)



                                                            2005                              2004
                                               3rd Quarter        Nine Months     3rd Quarter      Nine Months

Revenues                                     $  14,430,691      $  50,544,253    $ 17,130,972     $ 42,035,623

Costs and expenses:
   Cost of sales                                11,420,244         38,977,019      12,923,357       31,373,409
   Engineering and development                     316,501            947,320         316,822          962,506
   Selling, general and administrative           2,636,465          7,759,657       3,179,991        9,038,404
                                                __________         __________      __________       __________
                                                14,373,210         47,683,996      16,420,170       41,374,319

Earnings from operations                            57,481          2,860,257         710,802          661,304


Interest income, net                                18,404             52,113           7,079           15,285
Currency gain, net                                  55,938             49,411          62,208           70,792
Other income, net                                   25,000             75,000          25,257           66,259
                                                __________         __________      __________       __________

Earnings before income taxes                       156,823          3,036,781         805,346          813,640

Income tax provision                                10,000            197,000          73,000           73,000
                                                __________         __________      __________       __________
Net earnings                                 $     146,823       $  2,839,781   $     732,346     $    740,640
                                                ==========         ==========      ==========       ==========




Net earnings per share of common stock
   Basic                                     $         .02       $        .33   $         .09     $        .09
                                                ==========         ==========      ==========       ==========
   Diluted                                   $         .02       $        .31    $        .08     $        .08
                                                ==========         ==========      ==========       ==========


Weighted average number of common
   shares outstanding
   Basic                                         8,621,415          8,594,292      8,497,219        8,497,219
                                                ==========         ==========      =========        =========
   Diluted                                       9,176,071          9,223,316      8,882,312        8,768,729
                                                ==========         ==========      =========        =========


See accompanying notes to consolidated financial statements.





                         Dataram Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows
                       Nine Months Ended January 31, 2005 and 2004
                                    (Unaudited)

                                                       2005              2004

Cash flows from operating activities:
  Net earnings                                  $  2,839,781     $    740,640
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization                  937,000        1,409,268
      Bad debt expense                                14,692           23,913
      Changes in assets and liabilities:
      (Increase) decrease in trade receivables       905,210       (1,101,499)
      Decrease in income tax receivable                    0        3,137,983
      Increase in inventories                        (42,439)        (707,109)
       Increase in other current assets              (88,225)         (90,177)
       Increase in other assets                       (3,804)         (25,885)
       Increase (decrease)in accounts payable     (2,163,152)         322,445
       Decrease in accrued liabilities            (1,040,405)      (2,094,385)
       Increase in deferred income taxes                   0          (99,202)
                                                  __________       __________

    Net cash provided by
      operating activities                         1,358,658        1,515,992
                                                  __________       __________


Cash flows from investing activities:
   Additions to property and equipment              (337,857)         (97,978)
   Proceeds from sales of property and equipment      12,841           18,175
                                                  __________       __________
   Net cash used in investing activities            (325,016)         (79,803)

Cash flows from financing activities:
  Proceeds from sale of common shares under
      stock option plan                              382,698                0
                                                  __________       __________

Net increase in cash and
   cash equivalents                                1,416,340        1,436,189
Cash and cash equivalents at
   beginning of period                             6,805,957        2,500,497
                                                  __________       __________

Cash and cash equivalents at
   end of period                                $  8,222,297     $  3,936,686
                                                  ==========       ==========


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     15,030     $     15,716
      Income taxes                              $    416,087     $      2,250


See accompanying notes to consolidated financial statements.



                     Notes to Consolidated Financial Statements
                              January 31, 2005 and 2004
                                       (Unaudited)



Basis of Presentation

The information for the three and nine months ended January 31, 2005 and 2004, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2004 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Earnings Per Common Share

Basic earnings per share is computed by dividing the net earnings available to common stockholders by the weighted average number of shares of common stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the third quarter and nine months ended January 31, 2005 and 2004, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method.


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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:


                                  Three Months Ended      Nine Months Ended
                                      January 31,               January 31,
                               -----------------------  ----------------------
                                2005          2004          2005        2004
                          --------  --------  --------  --------


Net earnings as reported       $  146,823  $  732,346  $ 2,839,781  $ 740,640
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects      (201,877)   (222,263)    (552,843)  (588,854)
                                    -----------   -----------   -----------  -
----------

Pro forma net earnings (loss)  $  (55,054) $  510,083  $ 2,286,938  $ 151,786
                               ==========  ==========  ===========  =========

Earnings (loss) per share:
 Basic - as reported           $     0.02  $     0.09  $      0.33  $    0.09
                               ==========  ==========  ===========  =========

 Basic - pro forma             $    (0.01) $     0.06  $      0.27  $    0.02
                               ==========  ==========  ===========  =========


 Diluted - as reported         $     0.02  $     0.08  $      0.31  $    0.08
                               ==========  ==========  ===========  =========

 Diluted - pro forma           $    (0.01) $     0.06  $      0.25  $    0.02
                               ==========  ==========  ===========  =========




Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market accounts and commercial paper with original maturities of three months or less.

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2005 and April 30, 2004 consist of the following categories:





                    January 31, 2005    April 30, 2004
                    ________________    ______________
Raw material        $      1,564,000    $    1,302,000
Work in process               68,000           102,000
Finished goods               947,000         1,133,000
                    ________________    ______________
                    $      2,579,000    $    2,537,000
                    ================    ==============





Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and nine month periods ended January 31, 2005 and 2004 by geographic region is as follows:

                                       Three months ended    Nine months ended
                                       January 31, 2005      January 31, 2005
                                       ________________      ________________
United States                          $     10,906,000      $     39,520,000
Europe                                        2,158,000             6,820,000
Other (prinicipally Asia Pacific Region)      1,367,000             4,204,000
                                       ________________       ________________
Consolidated                           $     14,431,000     $     50,544,000
                                       ================      ================


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
                                       ================     ================




Long-lived assets (which consist of property and equipment) and total assets by geographic region as of January 31, 2005 and April 30, 2004 are as follows:

                              January 31, 2005
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $       2,246,000    $   21,606,000
Europe                              0           295,000
Other                               0            30,000
                    _________________    ______________
Consolidated        $       2,246,000    $   21,931,000
                    =================    ==============

                              April 30, 2004
                    _________________    ______________
United States       $       2,811,000    $   20,963,000
Europe                         47,000           949,000
Other                               0                 0
                    _________________    ______________
Consolidated        $       2,858,000    $   21,912,000
                    =================    ==============



Significant New Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for
(a) equity instrumnets of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expenses for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. The Company is required to implement the proposed standard no later than August 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151, amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for the Company beginning May 1, 2006. The Company does not believe that this statement will have a material effect on the Company's consolidated financial statements.


Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers' financial condition, as well as general economic conditions and, generally, requires no collateral from its customers. In the third quarter and nine months ended January 31, 2005, sales to one customer accounted for approximately 28% and 36% of revenues, respectively. For the comparable prior year periods, sales to the same customer accounted for approximately 21% and 15% of revenues, respectively. The same customer accounted for approximately 36% of accounts receivable at January 31, 2005.

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

Liquidity and Capital Resources

     The Company's cash and working capital position remain strong. As of January 31, 2005 cash and cash equivalents amounted to $8.2 million and working capital amounted to $17.3 million, reflecting a current ratio of 8.5 compared to cash and cash equivalents of $6.8 million and working capital of $13.5 million and a current ratio of 3.5 as of April 30, 2004.

     During the first nine months of fiscal year 2005, net cash provided by operating activities was $1,359,000. Net earnings for the first nine months of this fiscal year was approximately $2,840,000. Year to date depreciation was $937,000, and accounts receivable decreased by approximately $905,000 from year-end levels. This decrease was mainly the result of the decrease in shipping levels in January. Partially offsetting these increases of cash was a decrease in accounts payable of approximately $2,163,000 from year-end levels which is primarily attributable to reduced levels of raw material purchases. Accrued liabilities also decreased by approximately $1,040,000 from year-end levels. This decrease was primarily due to a non-recurring royalty payment made in the first quarter of the current fiscal year which was accrued in the prior fiscal year totalling approximately $660,000.

     Net cash used in investing activities of approximately $325,000 for the nine months ended Janaury 31, 2005, primarily consists of capital expenditures substantially related to the acquisition of production testing equipment.

     Net cash provided from financing activities of approximately $383,000 for the nine months ended January 31, 2005, relates to the exercise of stock options.

     On June 15, 1999 the Company announced an open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company's common stock. On December 4, 2002, the Company announced a second plan providing for the repurchase of up to an additional 500,000 shares. As of January 31, 2005, the total number of shares authorized for purchase under the program is 535,150 shares. The Company did not purchase any shares during the first nine months of Fiscal 2005, but has resumed share repurchasing in the fourth quarter of the current fiscal year. Through March 7, 2005, the Company has repurchased 117,450 shares at a total cost of approximately $578,000.

     On June 21, 2004 the Company entered into a Loan Agreement with a Bank which lasts until June 21, 2006. The Company has not as of this date borrowed any money under this Agreement. Pursuant to the Agreement, the Company can borrow up to 75% of qualified accounts receivables (generally consisting of U.S. and Canadian accounts receivable less than 90 days old) up to a maximum amount of $5,000,000. At the election of the Company, the interest rate is the bank's prime rate or LIBOR plus 2.5%. As security for any loans made under this Agreement, the Company has given a security interest in all of its personal property, including its accounts. Without the consent of the bank, the Company may not pay dividends nor expend more than $1,000,000 a year in repurchasing its common stock. The Company pays an annual commitment fee of ..25% on the unused line.

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

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2004 are as follows:



                                    Operating leases
Year ending April 30:               ________________
2005                                 $      531,000
2006                                        463,000
2007                                         48,000
Thereafter                                        0
Total minimum lease payments         $    1,042,000

The Company has no other material commitments.


Results of Operations

     Revenues for the three month period ending January 31, 2005 were $14,431,000 compared to revenues of $17,131,000 for the comparable prior year period. Fiscal 2005 nine month revenues totaled $50,544,000 versus nine month revenues of $42,036,000 in the prior year. Volume measured as gigabytes shipped decreased 15% for the third quarter of fiscal 2005 as compared to the same prior year quarter. The decrease in volume in the third quarter was primarily the result of a lack of large project opportunities. Nine month volume increased 23% in fiscal 2005 as compared to the same prior year period as the first six months of the current fiscal year had significant volume increases from large project opportunities. Average selling price per gigabyte was primarily unchanged in fiscal 2005's third quarter compared to the prior year period. Average selling prices for the Company's products in this year's first nine months have declined by approximately 3% from the comparable prior year period. The decrease in average selling price was the result of product mix. Revenues for the three and nine month periods ended January 31, 2005 and 2004 by geographic region were:


                                       Three months ended    Nine months ended
                                       January 31, 2005      January 31, 2005
                                       ________________      ________________
United States                          $     10,906,000      $     39,520,000
Europe                                        2,158,000
6,820,000
Other (prinicipally Asia Pacific Region)      1,367,000
4,204,000
                                       ________________      ________________
Consolidated                           $     14,431,000      $     50,544,000
                                       ================      ================


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
                                       ================     ================



Cost of sales for the third quarter and nine months of the current fiscal year were 79% and 77% of revenues, respectively, versus 75% for the same prior year periods. Gross margins for memory sales to OEM customers, which are generally lower than compatible memory product margins, were approximately 18% in the third quarter in the current fiscal year. This percentage was lower than normal because of lower factory utilization due to reduced sales volume.

     Engineering and development costs in fiscal 2005's third quarter and nine months were $317,000 and $947,000, respectively, versus $317,000 and $963,000 for the same prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

     Selling, general and administrative costs in fiscal 2005's third quarter and nine months was 18% and 15% of revenues, respectively versus 19% and 22% for the same prior year periods. Third quarter and nine month total expenditures decreased by $544,000 and $1,278,000 from the comparable prior year periods. This reduction in expense is primarily the result of reduced salary and employee related costs due to reduced workforce. Additionally, depreciation and amortization expense included in selling, general and administrative costs for the third quarter and nine months of the current fiscal year is lower by $131,000 and $334,000, respectively from the comparable prior year periods.

     Other income (expense), net for the third quarter and nine months totaled $99,000 and $177,000, respectively, for fiscal 2005 and $94,000 and $152,000 for the same respective periods in fiscal 2004. Other income in fiscal 2005's third quarter consisted primarily of foreign currency gains of $56,000 and a $25,000 scheduled non-refundable payment released from escrow related to the pending sale of the Company's land. Other income in fiscal 2005's nine months consisted primarily of foreign currency gains of $49,000 and $52,000 of interest income, and $75,000 total payments related to the Company's pending land sale. Other income (expense), net in fiscal 2004's nine months consisted of foreign currency gains of $71,000 and $50,000 related to the Company's pending land sale. The Company also recorded approximately $15,000 in interest income in the prior year period. The Company had no interest expense in the third quarter and nine months of fiscal 2005 as it had no debt.

     Income tax provision for fiscal 2005's third quarter and nine months was $10,000 and $197,000 versus $73,000 and nil in the comparable prior year periods. Fiscal 2005's income tax provision is primarily a provision for state tax only as the Company has a net operating loss carry forward of approximately $14.0 million which can be used to offset future taxable income for federal income tax.


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

The Company must assess the likelihood that the gross deferred tax assets, net will be recovered from future taxable income and to the extent that we judge that recovery is not more likely than not, we have established a valuation allowance. Significant management judgement is required in determining this valuation allowance. We have recorded a valuation allowance of approximately $3,777,000 as of April 30, 2004. The valuation allowance is based on our estimates of taxable income and the period over which the net deferred tax assets will be recoverable. Conversely, if certain future events cause management to conclude that it is more likely than not that we will recognize all or a portion of the net deferred tax assets, for which a valuation allowance has been recorded, we would record the estimated net realizable value of the net deferred tax asset at that time and would then recognize income tax expense at a rate equal to our combined Federal and State effective tax rate of approximately 37%. The Company's continued profitability may result in an adjustment to the valuation allowance.

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


ITEM 4. CONTROLS AND PROCEDURES

      During the period covered by this interim report, the Company's chief executive officer and its chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures and have determined that they are adequate to insure a fair presentation, in all material respects, of the financial position, results of operations and statements of cash flows of the Company and there have been no changes that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.






                            PART II: OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On December 5, 2004, Mr. Richard Holzman, a member of the Company's Board of Directors, passed away. Mr. Holzman also served as a member of the Board of Director's Audit Committee, Compensation and Stock Option Committee and Nominating Committee. Mr. Holzman had been a Director since 1978.


ITEM 6.  EXHIBITS

A.  Exhibits

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



                                         DATARAM CORPORATION





                                         MARK E. MADDOCKS
Date: March 10, 2005               By: ______________________________
                                         Mark E. Maddocks
                                         Vice President, Finance
                                         (Principal Financial Officer)