Form 10-K
period 2005-04-30
DATARAM CORP
filed 2005-07-28
CIK 27093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2005.

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

     The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant's most recently completed second quarter, October 29, 2004, was $52,775,096.

     The number of shares of Common Stock outstanding on July 22, 2005 was 8,396,671 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 13, 2005 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  2005 Annual Report to Security Holders
                                     - 1 -




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

     Item 4.   Submission of Matters to a Vote of
               Security Holders . . . . . . . . . . . . . . . . 10

Part II

     Item 5.   Market for Registrant's Common Equity
               and Related Stockholder Matters. . . . . . . . . 10

     Item 6.   Selected Financial Data. . . . . . . . . . . . . 11

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . 11

     Item 7A.  Quantitative and Qualitative Disclosures
               About Market Risk  . . . . . . . . . . . . . . . 11

     Item 8.   Financial Statements and Supplementary Data. . . 11

     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . 14

     Item 9A.  Controls and Procedures  . . . . . . . . . . . . 14

     Item 9B.  Other Information  . . . . . . . . . . . . . . . 14

Part III

     Item 10.  Directors and Executive Officers of
               the Registrant . . . . . . . . . . . . . . . . . 14

     Item 11.  Executive Compensation . . . . . . . . . . . . . 14

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management and
               Related Stockholder Matters. . . . . . . . . . . 14

     Item 13.  Certain Relationships and Related
               Transactions . . . . . . . . . . . . . . . . . . 14

     Item 14.  Principal Accountant Fees and Services . . . . . 15

Part IV

     Item 15.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K . . . . . . . 15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                              PART I
Item 1.  BUSINESS

     (a)  General Development of Business.


     Dataram is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers ("OEMs") and compatible memory for computers manufactured by Sun Microsystems, Inc. ("Sun"), Hewlett-Packard Company ("HP"), International Business Machines Corporation ("IBM"), Silicon Graphics, Inc. ("SGI"), and Dell Corporation ("Dell"). The Company also manufactures a line of memory products for Intel motherboard based servers for sale to OEMs and channel assemblers.

     The Company's memory products are sold worldwide to original equipment manufacturers, distributors, value-added resellers and end users. The Company has a manufacturing facility in the United States with sales offices in the United States, Europe and Japan. The Company competes with several other large independent memory manufacturers as well as the OEM's mentioned above. The primary raw material used in producing memory boards is dynamic random access memory ("DRAM") chips. The purchase cost of DRAM chips typically represents approximately 75% of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAM chips.

     Revenues for fiscal 2005 were $65.7 million compared to $62.0 million in fiscal 2004. The growth in revenue came primarily from sales to OEMs, which accounted for approximately 50% of revenue in fiscal 2005, compared to approximately 36% in fiscal 2004. Revenues from the sale of memory for the compatibles market declined by approximately 18% in fiscal 2005 from fiscal 2004. This reduction is primarily attributable to reduced sales volume of the Company's products for Intel motherboard based servers sold to channel assemblers. This market has become extremely price sensitive and the Company has chosen not to compete for certain customers' business in this market. Overall volume as measured by gigabytes shipped increased by approximately 8% in fiscal 2005 from fiscal 2004. Average selling price per gigabyte declined by approximately 2% in fiscal 2005 compared to the prior year.


     Dataram was incorporated in New Jersey in 1967 and made its initial public offering in 1968. Its common stock, $1 par value (the "Common Stock") was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 186 Princeton Road (Route 571), West Windsor, New Jersey 08550, its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is located at http://www.dataram.com. Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments thereto are either available on this website or links to where those documents can be obtained free of charge are available on this website.

                           RISK FACTORS

     WE MAY HAVE TO SUBSTANTIALLY INCREASE OUR WORKING CAPITAL REQUIREMENTS IN THE EVENT OF DRAM ALLOCATIONS. Over the past 20 years, availability of DRAMs has swung back and forth from oversupply to shortage. In times of shortage, we have been forced to invest substantial working capital resources in building and maintaining inventory. At such times we have bought DRAMs in excess of its customers' needs in order to ensure future allocations from DRAM manufacturers. We believe that the market for DRAMs is presently out of balance and there is an oversupply of DRAMS, but there can be no assurance that conditions of shortage may not prevail in the future. In the event of a shortage, we may not be able to obtain sufficient DRAMs to meet customers' needs in the short term, and we may have to invest substantial working capital resources in order to meet long term customer needs.

     WE COULD SUFFER LOSSES IF DRAM PRICES DECLINE SUBSTANTIALLY. We are at times required to maintain substantial inventories during periods of shortage and allocation. Thereafter, during periods of increasing availability of DRAM and rapidly declining prices, we have been forced to write down inventory. At the present time, the market is one of oversupply, and we seek to maintain a minimum inventory while meeting the needs of customers. But there can be no assurance that we will not suffer losses in the future based upon high inventories and declining DRAM prices.

     OUR MEMORY PRODUCTS MAY VIOLATE OTHERS' PATENTS. Certain of our memory products are designed to be used with proprietary computer systems built by various OEM manufacturers. We often have to comply with the OEM's proprietary memory designs which may be patented, now or at some time in the future. OEMs have, at times, claimed that we have violated their patent rights by adapting our computer memory products to meet the requirements of their systems. It is our policy to, in unclear cases, either obtain an opinion of patent counsel prior to marketing, or obtain a license from the patent holder. We are presently licensed by Sun Microsystems and Silicon Graphics to sell memory products for certain of their products. However, there can be no assurance that memory designs will not be created in the future which will, in fact, be patented and which patent holders will require the payment of substantial royalties as a condition for our continued presence in the segment of the market covered by the patent or they may not give us a license. Nor can there be any assurance that our existing products do not violate one or more existing patents.

     WE MAY LOSE AN IMPORTANT CUSTOMER. During fiscal 2005, one customer, SGI, accounted for approximately 33% of the Company's revenue and the largest ten customers accounted for approximately 61% of the Company's revenue.
There can be no assurance that one or more of these customers will cease or materially decrease their business with the Company in the future and that our financial performance will not be adversely affected thereby.

     WE MAY DISCONTINUE PAYING DIVIDENDS. On May 31, 2005, the Company announced that it would pay a dividend in the amount of $0.05 a share, payable June 29, 2005 and we expressed our intention to continue to pay that dividend each quarter into the future. However, our ability to continue paying dividends in this or any other amount is dependent upon our continued ability to generate profits and positive cash flow. While a failure to produce profits and positive cash flow in any particular quarter may not result in the Company discontinuing paying dividends, a succession of quarterly declines in earnings and cash flow could result in the Board of Directors taking that step. Our statement of intention that we will continue to pay dividends each quarter is not a guarantee.

     SALES DIRECTLY TO OEM'S CAN MAKE OUR REVENUES, EARNINGS, BACKLOG AND INVENTORY LEVELS UNEVEN. A greater proportion of our revenues now are derived from sales to OEM's. Revenue and earnings from these sales may become uneven as order sizes are typically large and often a completed order cannot be shipped until released by the OEM, e.g., to meet a "just in time" inventory requirement. This may occur at or near the end of an accounting period. In such case, revenues and earnings could decline for the period and inventory and backlog could increase.

     WE FACE COMPETITION FROM OEMs. In the compatibles market we sell our products at a lower price than OEMs. Customers will often pay some premium for the "name brand" product when buying additional memory and OEMs seek to exploit this tendency by having a high profit margin on memory products. However, individual OEMs can change their policy and price memory products competitively. While we believe that with our manufacturing efficiency and low overhead we still would be able to compete favorably with OEMs, in such an event profit margins and earnings would be adversely affected. Also, OEM's can choose to use "free memory" as a promotional device in which case our ability to compete is severely impaired.

     WE FACE COMPETITION FROM DRAM MANUFACTURERS. DRAM manufacturers not only sell their product as discreet devices, but also as finished memory modules. They primarily sell these modules directly to OEMs and large distributors and as such compete with us on a limited basis. There can be no assurance that DRAM manufacturers will not continue to expand their market and customer base. In such a case, they would become a more direct competitor to the Company and our profit margins and earnings could be adversely affected.

     THE MARKET FOR OUR PRODUCTS MAY NARROW OVER TIME. The principal market for our memory products is the manufacturers, buyers and owners of workstations and enterprise servers, classes of machines lying between large mainframe computers and personal computers. Personal computers are increasing in their power and sophistication and, as a result, are now filling some of the computational needs traditionally filled by workstations. The competition for the supply of after-market memory products in the PC industry is very competitive and to the extent we compete in this market we can be expected to have lower profit margins. There can be no assurance that this trend will not continue in the future, and that our financial performance will not be adversely affected.

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

     OUR STOCK HAS LIMITED LIQUIDITY. Although our stock is publicly traded, it has been observed that this market is "thin." As a result, the Common Stock may trade at a discount to what would be its value if the stock enjoyed greater liquidity.

     WE ARE SUBJECT TO THE NEW JERSEY SHAREHOLDERS PROTECTION ACT. This statute has the effect of prohibiting any "business combination" - a very broadly defined term - with any "interested shareholder" unless the transaction is approved by the Board of Directors at a time before the interested shareholder had acquired a 10% ownership interest. This prohibition of "business combinations" is for five years after the shareholder became an "interested shareholder" and continues after that time period subject to certain exceptions. A practical consequence of this statute is that a hostile acquisition of our company is unlikely to occur and hostile transactions which might be of benefit to shareholders may not occur.

     (b)  Financial Information about Industry Segments.

          The Company operates in one industry segment.

     (c)  Narrative Description of Business.

Industry Background

     The market for the Company's memory products is principally the OEMs who manufacture and buyers and owners of workstations and enterprise servers. These systems have been important to the growth of the Internet.

     A workstation, like a PC, is designed to provide computer resources to individual users. A workstation differs from a PC by providing substantially greater computational performance, input/output capability and graphic display. Workstations are nearly always networked. As a result of this networking capability of both workstations and PCs, the enterprise server has grown in importance.

     Enterprise servers are computer systems on a network which provide dedicated functions accessible by all workstations and other systems on the same network. Examples of different types of servers in use today are: file servers, communication servers, computation servers, database servers, print servers and storage servers.

     Dataram designs, produces and markets memory products for workstations and servers sold by Sun, HP, IBM, SGI and Dell. Additionally, the Company produces and markets memory for Intel processor based motherboards for use by OEMs and channel assemblers.

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

     Generally, growth in the memory market closely follows both the growth in unit shipments of system vendors and the growth of memory requirements per system. Management estimates that long-term growth trends measured by revenue in the market for its products is increasing.

     In addition to the growth in the market, management estimates that in the compatibles market, sales by system vendors constitute 80% of the memory market. Thus, there is an opportunity for growth through penetration of the system vendor's market share. To successfully compete with system vendors, Dataram must continue to respond to customers' needs in a short time frame. To support customers' needs, the Company has a dedicated and highly automated manufacturing facility that is designed to produce and ship customer orders within twenty-four hours or less.

     Recently Dataram has seen a significant growth in its business in the OEM market. Management believes that increasingly cost conscious OEMs are looking to independent memory suppliers such as Dataram for the low-cost supply of memory modules.

Products

     The Company's principal business is the development, manufacture and marketing of memory modules which can be added to enterprise servers and workstations to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for Dataram and other independent memory manufacturers is straightforward and allows for the use of many standard components.

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

Working Capital Requirements

     The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal cost is low as a percentage of the total cost of the product. As a result, the world-wide market for DRAMs has swung in the past from period to period from oversupply to shortage. During periods of substantial oversupply, the Company has seen falling prices for DRAMs and wide availability of DRAMs allowing the Company to have minimum inventories to meet the needs of customers. During periods of shortage, DRAMs are allocated and the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. Thus, the Company must maintain large cash reserves. At the present time, the market for DRAMs is one of oversupply. At April 30, 2005, the Company had cash and cash equivalents of $9.3 million and had no debt.

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

Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. Dataram designs prototype memory modules and subjects them to reliability testing procedures. During its fiscal year ended April 30, 2005, the Company incurred costs of $1,299,000 for engineering and product development, $1,284,000 in fiscal 2004 and $1,539,000 in fiscal 2003.

Raw Materials

     The Company purchases standard dynamic random access memory ("DRAM") chips. The cost of such chips is approximately 75% of the total cost of memory products. Fluctuations in the availability or prices of memory chips can have a significant impact on the Company's profit.

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

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year. The Company's backlog at April 30, 2005 was $3,735,000, and at April 30, 2004 was $4,682,000.

Seasonality

     The Company's business can be seasonal with December and January being the slowest months.

Competition

     The intensely competitive computer industry is characterized by rapid technological change and constant pricing pressures. These characteristics are equally applicable to the third party memory market, where pricing is a major consideration in the buying decision. Dataram competes with Sun, HP, SGI, IBM and Dell, as well as with a number of third party memory suppliers, including Kingston Technology.

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

     The Company believes that its 38-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty program which provides customers with added confidence in buying from Dataram. See "Business-Product Warranty and Service."

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

Employees

     As of April 30, 2005, the Company had 100 full-time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environmental

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2006) or the succeeding fiscal year (fiscal
2007).

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        ______        _____      ______     ______    ____________
        2005         $50,210      8,716     6,758       $65,684
        2004         $43,780     10,994     7,210       $61,984
        2003         $29,495     13,180    10,854       $53,529

                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other     Consolidated
        ______        _____      ______     ______    ____________
        2005           76.4%      13.3%      10.3%        100.0%
        2004           70.6%      17.8%      11.6%        100.0%
        2003           55.1%      24.6%      20.0%        100.0%

Item 2.   Properties

     The Company occupies approximately 24,000 square feet of space for administrative, sales, research and development and manufacturing support in West Windsor Township, New Jersey under a lease expiring on June 30, 2006 and the Company has a ten-year renewal option under this lease.

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

     This is a patent infringement case in which a holder of certain "Lemelson" patents brought an action in the Federal District Court for the District of Arizona against numerous defendants in the electronics industry, including the Company in November of 2001. Dataram has acknowledged service of the complaint but has not answered the complaint because the Court has stayed its further prosecution pending the results of a similar Nevada case involving the same patents. The patents in the Nevada case were found invalid by the Federal District Court whose decision is currently under appeal. The case is in its very early stages. The alleged patent infringement does not implicate the Company's products, but rather the machinery that manufactures them, and if the case resumes it is anticipated that the sellers of that machinery would be joined by the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of Security Holders in the fourth quarter of the fiscal year covered by this report.


                                 PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     Incorporated by reference herein is the information set forth in the Company's 2005 Annual Report to Security Holders under the caption "Common Stock Information" at page 5 and the information from the Definitive Proxy Statement under the caption "Equity Plan Compensation Information." No shares were sold other than pursuant to a registered stock offering during the fourth quarter.

     In the fourth quarter of fiscal 2005, the Company repurchased the following shares of Common Stock:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                         (d) Maximum
                                     (c) Total Number     Number of Shares
             (a) Total  (b) Average  of Shares Purchased  that May Yet Be
  Period     Number of  Price Paid   as Part of Publicly  Purchased Under the
             Shares     per Share    Announced Plans      the Plans or
             Purchased(1)            or Programs          Programs(1)
___________  _________  ___________  ___________________  ___________________

February       73,200        $4.90            73,200            461,950

March         182,084        $4.91           182,084            279,866

April          56,220        $4.50            56,220            223,646

Total         311,504        $4.83           311,504            223,646
_____________________________
(1) All of the above shares were purchased pursuant to repurchase plans announced on June 15, 1999 and December 4, 2002 pursuant to which the Company was authorized to repurchase a total of 1,000,000 shares of Common Stock and as of April 30, 2005, 223,646 shares remain available for repurchase. This repurchase program does not have an expiration date.

Item 6.   Selected Financial Data

     Incorporated by reference herein is the information set forth in the 2005 Annual Report to Security Holders under the caption "Selected Financial Data" at page 20.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Incorporated by reference herein is the information set forth in the 2005 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 2 through page 5.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Incorporated by reference herein is the information set forth in the 2005 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 5.


Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule        Page in
                                                               Annual
                                                               Report*

Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 2005 and 2004. . . 6

   Consolidated Statements of Operations - Years ended
        April 30, 2005, 2004 and 2003 . . . . . . . . . . . . . . 7

   Consolidated Statements of Cash Flows -
        Years ended April 30, 2005, 2004 and 2003 . . . . . . . . 8

   Consolidated Statements of Stockholders' Equity
        and Comprehensive Income (loss) -
        Years ended April 30, 2005, 2004 and 2003 . . . . . . . . 9

   Notes to Consolidated Financial Statements -
        Years ended April 30, 2005, 2004 and 2003 . .. . . . . 10-19

   Report of Independent Registered Public Accounting
        Firm on Consolidated Financial Statements . . . .  . . . 20

                                                             Page in
Financial Statement Schedule:                                  10-K

   Valuation and Qualifying Accounts -
        Years ended April 30, 2005, 2004 and 2003 . . . . . . . 12
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

Schedule II
                             DATARAM CORPORATION AND SUBSIDIARIES

                                Valuation and Qualifying Accounts

                            Years ended April 30, 2005, 2004 and 2003

                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions     Balance
                                        beginning     and       from      at close
       Description                      of period     expenses  reserves  of period
       ___________                      _________     ________  _________ _________

Year ended April 30, 2005:
   Allowance for doubtful accounts      $ 100,000        8,000   33,000*    75,000
   Allowance for sales returns          $ 220,000      843,000  813,000    250,000

Year ended April 30, 2004:
   Allowance for doubtful accounts      $ 100,000        7,000    7,000*   100,000
   Allowance for sales returns          $ 220,000      584,000  584,000    220,000

Year ended April 30, 2003:
   Allowance for doubtful accounts      $ 100,000      152,000  152,000*   100,000
   Allowance for sales returns          $ 220,000      405,000  405,000    220,000







___________________________
*Represents write-offs and recoveries of accounts receivable.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Board of Directors and Stockholders
Dataram Corporation:



Under date of July 8, 2005, we reported on the consolidated balance sheets of Dataram Corporation and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended April 30, 2005, as contained in the April 30, 2005 Annual Report to Security Holders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                            KPMG LLP


Short Hills, New Jersey
July 8, 2005

Item 9.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure

          Not Applicable.

Item 9A.  Controls and Procedures

          Dataram's management acting under the supervision of the Audit Committee is responsible for establishing and maintaining adequate internal controls and procedures to permit accurate financial reporting. As of April 30, 2005, Mr. Tarantino and Mr. Maddocks have evaluated those controls and procedures. Based upon this evaluation of the controls now in place, management believes that these internal controls and procedures are effective and there are no material weaknesses in those financial controls. There have been no significant changes in these controls since the date of this evaluation.


Item 9B.  Other Information

          Not Applicable


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

               3. The documents identified in the Exhibit Index which appears on page 17.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DATARAM CORPORATION
                                 (Registrant)

Date:  July 27, 2005             By: ROBERT V. TARANTINO
                                 ________________________________
                                 Robert V. Tarantino, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  July 27, 2005              By: ROBERT V. TARANTINO
                                 ________________________________
                                  Robert V. Tarantino, President
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)


Date:  July 27, 2005             By: THOMAS A. MAJEWSKI
                                 ________________________________
                                   Thomas A. Majewski,
                                   Director


Date:  July 27, 2004             By: BERNARD L. RILEY
                                 ________________________________
                                   Bernard L. Riley, Director


Date:  July 27, 2005              By: ROGER C. CADY
                                 ________________________________
                                   Roger C. Cady, Director


Date:  July 27, 2005             By: MARK E. MADDOCKS
                                 ________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX


3(a) Restated Certificate of Incorporation. Incorporated by reference from Exhibits to a Quarterly Report on Form 10-Q for the quarter ended July 31, 2000 and filed on September 13, 2000.

3(b) By-Laws. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003 and filed on July 26, 2003.

4(a) Loan Agreement dated as of June 21, 2004. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2004 and filed on July 28, 2004.

4(b)  Committed Line of Credit Note dated as of June 21, 2005.
      Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2004 and filed on July 28, 2004.

4(c)  Amendment to Loan Documents Dated as of April 4, 2005.

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

10(e) Employment Agreement of Robert V. Tarantino dated as of February 1,
      2005.

10(f) Employment Agreement of Jeffrey H. Duncan dated as of February 1, 2005.

10(g) Employment Agreement of Mark E. Maddocks dated as of February 1, 2005.

10(h) Departure Agreement of Hugh Tucker dated May 1, 2005.

10(i) Departure Agreement of Lars Marcher dated June 20, 2005.

13(a) 2005 Annual Report to Shareholders

14(a) Code of Ethics.  Incorporated by reference from Exhibits to a Current
      Report on Form 8-K and filed on June 30, 2005.

23(a) Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31(a) Rule 13a-14(a) Certification of Robert V. Tarantino

31(b) Rule 13a-14(a) Certification of Mark Maddocks

32(a) Section 1350 Certification of Robert V. Tarantino (Furnished not Filed)

32(b) Section 1350 Certification of Mark Maddocks (Furnished not Filed)