Form 10-Q
period 2005-07-31
DATARAM CORP
filed 2005-09-08
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      7/31/05      or

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

     Yes              No     X
          _______         _______


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of August 31, 2005, there were 8,416,946 shares outstanding.




                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         July 31, 2005 and April 30, 2005
                                     (Unaudited)

                                              July 31, 2005    April 30, 2005
Assets
Current Assets:
   Cash and cash equivalents                  $  10,457,523     $  9,281,520
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $325,000                                  6,878,729         8,396,757
   Inventories                                    2,303,277         2,368,733
   Deferred income taxes                          3,258,865         3,257,865
   Other current assets                             372,160           130,212
                                                 __________        __________
     Total current assets                        23,270,554        23,435,087

Deferred income taxes                               188,000           630,000

Property and equipment, at cost:
   Land (held for sale)                             875,000           875,000
   Machinery and equipment                       12,321,546        12,205,586
                                                 __________        __________
                                                 13,196,546        13,080,586
   Less: accumulated depreciation
     and amortization                            11,262,145        11,052,145
                                                 __________        __________
Net property and equipment                        1,934,401         2,028,441

Other assets                                         60,131            53,815

                                                 __________        __________

                                              $  25,453,086     $  26,147,343
                                                 ==========        ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                           $   1,629,506     $   2,527,594
   Accrued liabilities                            1,104,270         1,438,101
                                                 __________        __________
     Total current liabilities                    2,733,776         3,965,695


Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,412,671 at July 31, 2005
      and 8,361,500 at April 30, 2005             8,412,671         8,361,500
   Additional paid in capital                     4,660,820         4,566,188
   Retained earnings                              9,645,819         9,253,960
                                                 __________        __________

        Total stockholders' equity               22,719,310        22,181,648
                                                 __________        __________
                                              $  25,453,086     $  26,147,343
                                                 ==========        ==========

See accompanying notes to consolidated financial statements.



                        Dataram Corporation and Subsidiaries
                        Consolidated Statements of Earnings
                      Three Months Ended July 31, 2005 and 2004
                                   (Unaudited)



                                                   2005               2004



Revenues                                     $  13,944,150      $  15,791,432

Costs and expenses:
   Cost of sales                                 9,745,866         11,740,902
   Engineering and development                     266,490            318,773
   Selling, general and administrative           2,492,905          2,548,503
                                                __________         __________
                                                12,505,261         14,608,178

Earnings from operations                         1,438,889          1,183,254


Other income (expense)
   Interest income, net                             65,771             15,010
   Currency loss                                (40,458)                 (258)
   Other income                                     25,000             50,000
                                                __________         __________
Total other income                                  50,313             64,752

Earnings before income taxes                     1,489,202          1,248,006

Income tax expense                                 558,000             81,000
                                                __________         __________
Net earnings                                 $     931,202       $  1,167,006
                                                ==========         ==========

Net earnings per share of common stock
   Basic                                     $         .11        $       .14
                                                ==========         ==========
   Diluted                                   $         .11        $       .13
                                                ==========         ==========

Dividends per common share                   $         .05        $       .00
                                                ==========         ==========


See accompanying notes to consolidated financial statements.



                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                         Three Months Ended July 31, 2005 and 2004
                                      (Unaudited)

                                                     2005               2004

Cash flows from operating activities:
   Net income                                $     931,202       $  1,167,006
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization               210,000            289,000
       Bad debt expense                              5,317             16,452
       Deferred income tax expense                 441,000                  0
       Changes in assets and liabilities:
         Decrease in trade receivables           1,512,711          1,001,929
        Decrease (increase) in inventories          65,456         (1,974,531)
         Increase in other current assets         (241,948)          (214,428)
         Increase in other assets                   (6,316)            (3,804)
         Decrease in accounts payable             (898,088)          (766,022)
         Decrease in accrued liabilities          (333,831)          (880,948)
                                                __________         __________

    Net cash provided by (used in) operating
         operating activities                    1,685,503         (1,365,346)
                                               ___________         __________

Cash flows used in investing activities:
   Additions to property and equipment            (115,960)          (123,947)
   Proceeds from sale of property and equipment          0             12,841
                                               ___________          __________
    Net cash used in investing activities         (115,960)          (111,106)

Cash flows from financing activities:
  Proceeds from sale of common shares under
     stock option plan                             256,128            271,473
   Purchase and subsequent cancellation of
     Shares of common stock                       (229,859)                 0
   Cash dividends                                 (419,809)                 0
                                               ___________         __________

   Net cash provided by (used in)
    financing activities                          (393,540)           271,473
                                               ___________         __________

Net increase(decrease)in cash and cash
   equivalents                                   1,176,003         (1,204,979)

Cash and cash equivalents at
   beginning of period                           9,281,520          6,805,957
                                                __________         __________
Cash and cash equivalents at
   end of period                              $ 10,457,523       $  5,600,978
                                                ==========         ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                $     13,859       $          0
      Income taxes                            $     55,000       $    180,500

See accompanying notes to consolidated financial statements.


                        Dataram Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements
                              July 31, 2005 and 2004
                                   (Unaudited)

(1) Basis of Presentation

The information for the three months ended July 31, 2005 and 2004, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2005 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Net Earnings Per Share

Net earnings per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted earnings per share for the three months ended July 31, 2005, and July 31 2004, the denominator includes both the weighted average number of shares of common stock issued and outstanding and also includes the dilutive effect of stock options outstanding (using the treasury stock method).

The following presents a reconciliation of the numerator and denominator used in computing Basic and Diluted net earnings per share for fiscal 2005 and 2004.

                                    Three Months ended July 31, 2005
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $ 931,202     8,381,277     $  .11

Effect of dilutive securities
-stock options                            -       373,954          -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $ 931,202     8,755,231     $  .11
                                   ========     =========     ======


                                    Three Months ended July 31, 2004
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,167,006    8,562,391     $  .14

Effect of dilutive securities
-stock options                            -       740,402          -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,167,006     9,302,793    $  .13
                                   =========     =========    ======

Diluted net earnings per share does not include the effect of options to purchase 455,700 shares of common stock for the three months ended July 31, 2005 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 138,100 shares of common stock for the three months ended July 31, 2004 because they are anti-dilutive.

Dividends

On May 31, 2005 the Company's Board of Directors approved the initiation of a common stock quarterly cash dividend program and declared a $0.05 per share cash dividend, paid on June 29, 2005 to shareholders of record as of June 15, 2005. Cash dividends paid in the three months ended July 31, 2005 were $419,809. No cash dividends were paid during the three months ended July 31, 2004.

Common Stock Repurchases

During the three months ended July 31, 2005 the Company repurchased 51,450 shares of common stock at a cost of $229,859. These shares were purchased pursuant to a repurchase plan announced on December 4, 2002 pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. As of July 31, 2005, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

Stock Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock at the date of grant.


The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:



                                      Three Months Ended
                                            July 31,
                                   -------------------------
                                      2005          2004
                                   -----------   -----------
Net earnings as reported          $    931,202  $  1,167,006

Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects ....      (171,940)     (145,568)
                                   -----------   -----------

Pro forma net earnings....        $    759,262   $ 1,021,438
                                   ===========   ===========

Earnings per share:
 Basic - as reported ...........   $      0.11   $      0.14
                                   ===========   ===========
 Basic - pro forma .............   $      0.09   $      0.12
                                   ===========   ===========

 Diluted - as reported .........   $      0.11   $      0.13
                                   ===========   ===========
 Diluted - pro forma ...........   $      0.09   $      0.11
                                   ===========   ===========


(2) Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market funds and commercial paper with original maturities of three months or less.

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2005 and April 30, 2005 consist of the following categories:


                       July 31, 2005    April 30, 2005
                    ________________    ______________
Raw materials       $      1,304,000    $    1,136,000
Work in process               58,000            77,000
Finished goods               941,000         1,156,000
                    ________________    ______________
                    $      2,303,000    $    2,369,000
                    ================    ==============


(3) Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2005 and 2004 by geographic region is as follows:

                                       Three months ended   Three months ended
                                       July 31, 2005        July 31, 2004
                                       ________________     ________________
United States                          $     10,726,000     $     12,313,000
Europe                                        2,631,000            2,109,000
Other (principally Asia Pacific Region)         587,000            1,369,000
                                       ________________     ________________
Consolidated                           $     13,944,000     $     15,791,000
                                       ================     ================


Long-lived assets consist of property and equipment. Long-lived assets and total assets by geographic region as of July 31, 2005 is as follows:

                                July 31, 2005
                    Long-lived assets      Total assets
                    _________________    ______________
United States       $       1,934,000    $   25,081,000
Europe                              0           352,000
Other                               0            20,000
                    _________________    ______________
Consolidated        $       1,934,000    $   25,453,000
                    =================    ==============





(4) Significant New Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. The Company is required to implement the proposed standard no later than May 1, 2006. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4". SFAS 151, amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for the Company beginning May 1, 2006. The Company does not believe that this statement will have a material effect on the Company's consolidated financial statements.

(5) Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers' financial condition, as well as general economic conditions and, generally, requires no collateral from its customers. In the first quarter of fiscal 2006, sales to one customer accounted for approximately 23% of revenues and 43% of accounts receivable at July 31, 2005.

(6) Use of estimates

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




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended. The information provided in this interim report may include forward-looking statements relating to future events, such as the development of new products, pricing and availability of raw materials or the future financial performance of the Company. Actual results may differ from such projections and are subject to certain risks including, without limitation, risks arising from: changes in the price of memory chips, changes in the demand for memory systems for workstations and servers, increased competition in the memory systems industry, delays in developing and commercializing new products and other factors described in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission which can be reviewed at http://www.sec.gov.

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

Liquidity and Capital Resources

The Company's cash and working capital position remain strong. As of July 31, 2005, cash and equivalents amounted to $10.5 million and working capital amounted to $20.5 million, reflecting a current ratio of 8.5, compared to cash and equivalents of $9.3 million and working capital of $19.5 million and a current ratio of 5.9 as of April 30, 2005.

During the fiscal quarter ended July 31, 2005, net cash provided by operating activities totaled approximately $1.7 million. Trade receivables decreased by approximately $1.5 million from year-end levels, primarily resulting from reduced sequential quarterly revenues. A decrease in deferred income tax of $441,000 also contributed to the cash provided by operations. This decrease was because the Company's first quarter federal income tax expense is offset by federal net operating loss (NOL) carryforwards. The cash provided by these sources was partially offset by a decline in accounts payable of approximately $898,000 primarily as result of a reduction of material related purchases.

Net cash used in investing activities of approximately $116,000 for the three months ended July 31, 2005, consists of capital expenditures substantially related to the acquisition of production testing equipment.

Net cash used in financing activities of approximately $394,000 for the three months ended July 31, 2005, consists of approximately $420,000 cash dividend payments and open market purchases of the Company's common stock totaling approximately $230,000, offset by approximately $256,000 of cash received from stock option exercises.

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company's common stock. As of July 31, 2005, the total number of remaining shares authorized for purchase under the program is 172,196 shares. The Company purchased 51,450 shares during the first quarter at a total cost of approximately $230,000.

On June 21, 2004, the Company entered into a credit facility with a bank, which provides for up to a $5 million revolving credit line. Advances under the facility are limited to 75% of eligible receivables, as defined in the agreement. The agreement provides for LIBOR rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate. The Company is required to pay a commitment fee equal to one quarter of one percent per annum on the unused commitment. The agreement contains certain restrictive covenants, specifically a trailing twelve month profitability requirement, a current asset to current liabilities ratio, a total liabilities to tangible net worth ratio and certain other covenants, as defined in the agreement. The agreement was amended on April 4, 2005. The effect of the amendment was to increase the limit of the Company's combined open market stock repurchases and dividend payments to $2.5 million per year from $1.0 million per year without prior waiver. The Company is in compliance with all covenants of the agreement and there have been no borrowings against the credit line through July 31, 2005. The agreement expires on June 21, 2006. The Company intends to renew the agreement prior to the expiration date.

Management believes that the Company's cash flows generated from operations will be sufficient to meet short term liquidity needs as the Company does not expect any unforeseen demands beyond general operating requirements for cash. Management further believes that its working capital together with internally generated funds from its operations and its bank line of credit are adequate to finance the Company's long term operating needs and future capital requirements.

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

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2005 are as follows:



                                        Operating leases
Year ending April 30:                   ________________
    2006                                 $      465,000
    2007                                         48,000
    2008 and thereafter                               0
                                         ______________
Total minimum lease payments             $      513,000
                                         ==============

The Company has no other material commitments.


Results of Operations

Revenues for the three-month period ending July 31, 2005 were $13,944,000 compared to revenues of $15,791,000 for the comparable prior year period and $15,140,000 for the fourth quarter of fiscal 2005. The decrease in revenues was the result of lower average selling prices resulting from a decline in the price of DRAM chips, the primary raw material used in the Company's products. Average selling price per gigabyte shipped declined by approximately 13 percent from the forth quarter of last fiscal year. However, volume measured by gigabytes shipped increased by approximately 7 percent. Revenues for the three-month periods ended July 31, 2005 and 2004 by geographic region were:


                                       Three months ended   Three months ended
                                       July 31, 2005        July 31, 2004
                                       ________________     ________________
United States                          $     10,726,000     $     12,313,000
Europe                                        2,631,000
2,109,000
Other (principally Asia Pacific Region)         587,000
1,369,000
                                       ________________     ________________
Consolidated                           $     13,944,000     $     15,791,000
                                       ================     ================


Cost of sales for the first quarter fiscal 2006 were 70% of revenues, versus 75% for the same prior year period. This quarter's cost of sales were lower than the Company's historical norm and reflect a higher than normal shipment rate of larger capacity memory, which typically command higher margins. Cost of sales as a percent of revenue will generally be approximately 75%, which is in line with its historical norm. Fluctuations either up or down of 3% or less in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possible resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering and development costs in fiscal 2006's first quarter were $266,000, versus $319,000 for the same prior year period. The decline is primarily related to limited staff reductions implemented in the fourth quarter of the fiscal year ended April 30, 2005. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

Selling, general and administrative costs in fiscal 2006's first quarter decreased by $56,000 from the comparable prior year period. The reduction of total expenses is primarily the result of reduced depreciation and amortization expense.

Other income (expense), net for the first quarter fiscal 2006 totaled $50,000 income, versus $65,000 income for the same prior year period. Other income in fiscal 2006's first quarter consisted primarily of $66,000 of net interest income (expense) received in the current quarter. Additionally, $25,000 of other income was received for a scheduled non-refundable payment released from escrow related to the pending sale of the Company's land. Offsetting the current quarter other income was $41,000 of foreign currency loss, primarily as a result of the US dollar strengthening relative to the EURO. Fiscal 2005's first quarter other income, net of $65,000 consisted primarily of $50,000 other income received for a scheduled non-refundable payment released from escrow related to the pending sale of the Company's land. The Company also had interest income of $15,000 during last year's fiscal first quarter.

Income tax expense for the first quarter of fiscal 2006 was $558,000 compared to $81,000 for the same prior year period. The Company's effective tax rate for financial reporting purposes in fiscal 2006 is approximately 37.5%. However, the Company has federal NOL carryforwards totaling approximately $10.8 million and therefore will continue to make cash payments for income taxes at an approximate rate of 6.5% of pretax earnings until it utilizes all of its NOL carryforwards. During last fiscal year's first quarter the Company accrued 6.5% for state income taxes only as it had, at that time, a valuation allowance on its deferred income taxes. The Company reversed the valuation allowance in the fourth quarter of fiscal 2005.

Critical Accounting Policies

During December 2001, the Securities and Exchange Commission (SEC) published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2005, the Company believes the following accounting policies to be critical:

Revenue Recognition- Revenue is recognized when title passes upon shipment of goods to customers. The Company's revenue earning activities involve delivering or producing goods. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, selling price is fixed or determinable and collection is reasonably assured. The Company does experience a minimal level of sales returns and allowances for which the Company accrues a reserve at the time of sale in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists". Estimated warranty costs are accrued by management upon product shipment based on an estimate of future warranty claims.


Income Taxes- The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not invest in market risk sensitive instruments. The Company's investments consist of overnight deposits with banks and commercial paper which matures within ninety days. The Company's rate of return on its investment portfolio changes with short-term interest rates, although such changes will not affect the value of its portfolio. The Company's objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

The Company purchases and sells primarily in U.S. dollars. The Company sells in foreign currency (primarily Euros) to a limited number of customers and as such incurs some foreign currency risk. At any given time, approximately 5 to 10 percent of the Company's accounts receivable are denominated in currencies other than U.S. dollars. At present, the Company does not purchase forward contracts as hedging instruments, but could do so as circumstances warrant.



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





PART II: OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of fiscal 2006, the Company repurchased the following shares of Common Stock:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                         (d) Maximum
                                     (c) Total Number     Number of Shares
             (a) Total  (b) Average  of Shares Purchased  that May Yet Be
  Period     Number of  Price Paid   as Part of Publicly  Purchased Under the
             Shares     per Share    Announced Plans      the Plans or
             Purchased(1)            or Programs          Programs(1)
___________  _________  ___________  ___________________  ___________________

May            51,450        $4.47            51,450            172,196

June           19,129        $6.53                 0            172,196

July                0            -                 0            172,196

Total          70,579        $5.03            51,450            172,196

_____________________________

(1) All of the above shares were purchased pursuant to a repurchase plan announced on December 4, 2002 pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock and as of July 31, 2005, 172,196 shares remain available for repurchase. This repurchase program does not have an expiration date.


ITEM 6.  EXHIBITS

A.   Exhibits

     31(a)  Rule 13a-14(a) Certification of Robert V. Tarantino.

     31(b)  Rule 13a-14(a) Certification of Mark E. Maddocks

     32(a) Section 1350 Certification of Robert V. Tarantino (furnished not filed)

     32(b) Section 1350 Certification of Mark E. Maddocks (furnished not filed)



Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DATARAM CORPORATION

                                  MARK E. MADDOCKS
Date: September 8, 2005       By:__________________________
                                  Mark E. Maddocks
                                  Vice President, Finance
                                  (Principal Financial Officer)