Form 10-Q
period 2005-10-31
DATARAM CORP
filed 2005-12-08
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended     10/31/05      or

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

     Yes              No     X
          _______         _______

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes              No     X
          _______         _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of November 30, 2005, there were 8,465,146 shares outstanding.


                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         October 31, 2005 and April 30, 2005
                                     (Unaudited)

                                            October 31, 2005    April 30, 2005
Assets
Current Assets:
   Cash and cash equivalents                   $ 12,709,575     $  9,281,520
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $315,000 at October 31, 2005 and
     $325,000 at April 30,2005                    5,052,080        8,396,757
   Inventories                                    1,979,995        2,368,733
   Deferred income taxes                          2,191,865        3,257,865
   Other current assets                             329,928          130,212
                                                 __________       __________
     Total current assets                        22,263,443       23,435,087

Deferred income taxes                             1,130,000          630,000

Property and equipment, at cost:
   Land (held for sale)                             875,000          875,000
   Machinery and equipment                       12,380,807       12,205,586
                                                 __________       __________
                                                 13,255,807       13,080,586
   Less: accumulated depreciation
     and amortization                            11,472,145       11,052,145
                                                 __________       __________
Net property and equipment                        1,783,662        2,028,441

Other assets                                         60,131           53,815

                                                 __________       __________

                                               $ 25,237,236     $ 26,147,343
                                                 ==========       ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                            $  1,404,230     $  2,527,594
   Accrued liabilities                              932,623        1,438,101
                                                 __________       __________
     Total current liabilities                    2,336,853        3,965,695


Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,465,146 at October 31, 2005
      and 8,361,500 at April 30, 2005             8,465,146        8,361,500
   Additional paid-in capital                     4,857,925        4,566,188
   Retained earnings                              9,577,312        9,253,960
                                                 __________       __________

        Total stockholders' equity               22,900,383       22,181,648
                                                 __________       __________
                                               $ 25,237,236     $ 26,147,343
                                                 ==========       ==========

See accompanying notes to consolidated financial statements.


                                      Dataram Corporation and Subsidiaries
                                      Consolidated Statements of Operations
                              Three and Six Months Ended October 31, 2005 and 2004

                                                  (Unaudited)

                                                            2005                              2004
                                               2nd Quarter        Six Months      2nd Quarter       Six Months

Revenues                                     $   9,857,725      $  23,801,875    $ 20,322,130     $ 36,113,562

Costs and expenses:
   Cost of sales                                 6,886,120         16,631,986      15,815,873       27,556,775
   Engineering and development                     292,933            559,423         312,046          630,819
   Selling, general and administrative           2,282,113          4,775,018       2,574,689        5,123,192
                                                __________         __________      __________       __________
                                                 9,461,166         21,966,427      18,702,608       33,310,786

Earnings from operations                           396,559          1,835,448       1,619,522        2,802,776


Interest income, net                                72,592            138,363          18,699           33,709
Currency loss, net                                  (4,811)           (45,269)         (6,269)          (6,527)
Other income                                       101,000            126,000               0           50,000
                                                __________         __________      __________       __________
Total other income                                 168,781            219,094          12,430           77,182

Earnings before income taxes                       565,340          2,054,542       1,631,952        2,879,958

Income tax provision                               213,000            771,000         106,000          187,000
                                                __________         __________      __________       __________
Net earnings                                 $     352,340       $  1,283,542     $ 1,525,952     $  2,692,958
                                                ==========         ==========      ==========       ==========

Net earnings per share of common stock
   Basic                                     $         .04        $       .15     $       .18    $         .31
                                                ==========         ==========      ==========       ==========
   Diluted                                   $         .04       $        .15     $       .17    $         .29
                                                ==========         ==========      ==========       ==========

Dividends per common share                   $         .05       $        .10     $       .00    $         .00
                                                ==========         ==========      ==========       ==========

See accompanying notes to consolidated financial statements.



                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                        Six Months Ended October 31, 2005 and 2004
                                      (Unaudited)

                                                      2005               2004

Cash flows from operating activities:
   Net income                                   $  1,283,542     $  2,692,958
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                 420,000          613,000
       Bad debt expense                                9,207            7,646
       Deferred income tax expense                   777,870                0
       Changes in assets and liabilities:
         Decrease (increase)in trade receivables   3,335,470       (3,398,115)
        Decrease (increase) in inventories           176,868         (501,149)
         Increase in other current assets           (199,716)        (132,876)
         Increase in other assets                     (6,316)          (3,804)
        (Decrease) increase in accounts payable   (1,123,364)       1,460,660
         Decrease in accrued liabilities            (505,478)        (946,319)
                                                  __________       __________

    Net cash provided by (used in) operating
         operating activities                      4,168,083         (207,999)
                                                 ___________       __________

Cash flows used in investing activities:
   Additions to property and equipment              (175,221)        (238,985)
   Proceeds from sale of property and equipment            0           12,841
                                                 ___________       __________
    Net cash used in investing activities           (175,221)        (226,144)

Cash flows from financing activities:
  Proceeds from sale of common shares under
     stock option plan                               505,708          327,568
   Purchase and subsequent cancellation of
     shares of common stock                         (229,859)               0
   Cash dividends                                   (840,656)               0
                                                 ___________       __________

   Net cash provided by (used in)
    financing activities                            (564,807)         327,568
                                                 ___________       __________

Net increase(decrease)in cash and cash equivalents 3,428,055         (106,575)

Cash and cash equivalents at
   beginning of period                             9,281,520        6,805,957
                                                  __________       __________
Cash and cash equivalents at
   end of period                                $ 12,709,575     $  6,699,382
                                                  ==========       ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $     17,053     $      8,676
      Income taxes                              $    228,000     $    341,000

See accompanying notes to consolidated financial statements.


                         Dataram Corporation and Subsidiaries
                      Notes to Consolidated Financial Statements
                              October 31, 2005 and 2004
                                      (Unaudited)


(1) Basis of Presentation

The information for the three and six months ended October 31, 2005 and 2004, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2005 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Net Earnings Per Share

Net earnings per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted net earnings per share for the three and six months ended October 31, 2005, and October 31, 2004, the denominator includes both the weighted average number of shares of common stock issued and outstanding and also includes the dilutive effect of stock options outstanding (using the treasury stock method).

The following presents a reconciliation of the numerator and denominator used in computing Basic and Diluted net earnings per share for fiscal 2005 and 2004.

                                   Three Months ended October 31, 2005
                                   Earnings      Shares      Per share
                                  (numerator) (denominator)   amount
                                   _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $ 352,340     8,441,111     $  .04

Effect of dilutive securities
-stock options                            -       499,999          -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $ 352,340     8,941,110     $  .04
                                   ========     =========     ======


                                   Three Months ended October 31, 2004
                                   Earnings      Shares      Per share
                                  (numerator) (denominator)   amount
                                   _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,525,952    8,599,070     $  .18

Effect of dilutive securities
-stock options                             -      617,227        .01
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,525,952    9,216,297     $  .17
                                   =========    =========     ======

Diluted net earnings per share does not include the effect of options to purchase 495,417 shares of common stock for the three months ended October 31, 2005 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 446,461 shares of common stock for the three months ended October 31, 2004 because they are anti-dilutive.



                                    Six Months ended October 31, 2005
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,283,542    8,411,194     $  .15

Effect of dilutive securities
-stock options                            -       418,202          -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,283,542    8,829,396     $  .15
                                   ========     =========     ======


                                    Six Months ended October 31, 2004

                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $2,692,958    8,580,730     $  .31

Effect of dilutive securities
-stock options                            -       683,956        .02
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $2,692,958     9,264,686    $  .29
                                   =========     =========    ======

Diluted net earnings per share does not include the effect of options to purchase 589,452 shares of common stock for the six months ended October 31, 2005 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 409,705 shares of common stock for the six months ended October 31, 2004 because they are anti-dilutive.

Dividends

On May 31, 2005 the Company's Board of Directors approved the initiation of a common stock quarterly cash dividend program. Cash dividends paid in the three and six months ended October 31, 2005 were $420,847 and $840,656, respectively. No cash dividends were paid during the three and six months ended October 31, 2004. Each of the cash dividends paid in the current fiscal year were paid at the rate of $0.05 per share. On November 16, 2005, the Board of Directors declared another $0.05 per share cash dividend, payable on December 14, 2005 to shareholders of record as of November 30, 2005.

Common Stock Repurchases

During the three months ended July 31, 2005 the Company repurchased 51,450 shares of common stock at a cost of $229,859 and zero shares were repurchased in the three months period ending October 31, 2005. Shares were purchased pursuant to a repurchase authorization announced on December 4, 2002 pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. As of October 31, 2005, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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


The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                   Three Months Ended       Six Months Ended
                                       October 31,            October 31,
                                 ---------------------   ---------------------
                                 2005         2004            2005       2004
                                 --------   --------       --------   --------
Net earnings as reported        $ 352,340 $ 1,525,952  $ 1,283,542 $2,692,958
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects      (142,051)   (205,398)    (313,991)  (350,966)
                                 --------    --------     --------   --------

Pro forma net earnings          $ 210,289  $1,320,554   $  969,551 $2,341,992
                                =========   =========   ==========  =========

Earnings per share:
 Basic - as reported            $    0.04  $     0.18   $     0.15 $     0.31
                                =========   =========   ==========  =========
 Basic - pro forma              $    0.03  $     0.15   $     0.12 $     0.27
                                =========   =========   ==========  =========

 Diluted - as reported          $    0.04  $     0.17   $     0.15 $     0.29
                                =========   =========   ==========  =========
 Diluted - pro forma            $    0.02  $     0.14   $     0.11 $     0.25
                                =========   =========   ==========  =========


(2) Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market funds and commercial paper with original maturities of three months or less.

Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2005 and April 30, 2005 consist of the following categories:


                    October 31, 2005    April 30, 2005
                    ________________    ______________
Raw materials       $      1,159,000    $    1,136,000
Work in process               80,000            77,000
Finished goods               741,000         1,156,000
                    ________________    ______________
                    $      1,980,000    $    2,369,000
                    ================    ==============


(3) Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six month periods ended October 31, 2005 and 2004 by geographic region is as follows:

                                      Three months ended     Six months ended
                                       October 31, 2005      October 31, 2005
                                       ________________     ________________
United States                          $      6,601,000     $     17,327,000
Europe                                        2,140,000            4,771,000
Other (principally Asia Pacific Region)       1,117,000            1,704,000
                                       ________________     ________________
Consolidated                           $      9,858,000     $     23,802,000
                                       ================     ================


                                      Three months ended     Six months ended
                                       October 31, 2004      October 31, 2004
                                       ________________     ________________
United States                          $     16,300,000     $     28,614,000
Europe                                        2,553,000
4,662,000
Other (principally Asia Pacific Region)       1,469,000            2,838,000
                                       ________________     ________________
Consolidated                           $     20,322,000     $     36,114,000
                                       ================     ================




Long-lived assets consist of property and equipment. Long-lived assets and total assets by geographic region as of October 31, 2005 are as follows:

                              October 31, 2005
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $       1,784,000    $   24,926,000
Europe                              0           291,000
Other                               0            20,000
                    _________________    ______________
Consolidated        $       1,784,000    $   25,237,000
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


(6) Use of estimates

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

The Company's memory products are sold worldwide to OEMs, distributors, value-added resellers and end users. The Company has a manufacturing facility in the United States with sales offices in the United States, Europe and Japan.

The Company is an independent memory manufacturer specializing in high capacity memory and competes with several other large independent memory manufacturers as well as the OEMs mentioned above. The primary raw material used in producing memory boards is dynamic random access memory (DRAM) chips. The purchase cost of DRAM chips typically represents approximately 75% of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAM chips.

Liquidity and Capital Resources

The Company's cash and working capital position remain strong. As of October 31, 2005, cash and equivalents amounted to $12.7 million and working capital amounted to $19.9 million, reflecting a current ratio of 9.5, compared to cash and equivalents of $9.3 million and working capital of $19.5 million and a current ratio of 5.9 as of April 30, 2005.

During the first six months of fiscal year 2006, net cash provided by operating activities totaled approximately $4.2 million. Net income in the first six months of fiscal 2006 was approximately $1.3 million and depreciation expense was $420,000. Trade receivables also decreased by approximately $3.3 million from year-end levels, primarily resulting from reduced sequential quarterly revenues. A decrease in the deferred income tax asset of $778,000 also contributed to the cash provided by operations. This decrease was because the Company's first six months federal income tax expense is offset by federal net operating loss (NOL) carry-forwards. The cash provided by these sources was partially offset by a decline in accounts payable and accrued liabilities of approximately $1.6 million primarily as result of a reduction of material related purchases.

Net cash used in investing activities of approximately $175,000 for the six months ended October 31, 2005, consists of capital expenditures substantially related to the acquisition of production testing equipment.

Net cash used in financing activities of approximately $565,000 for the six months ended October 31, 2005, consists of approximately $841,000 cash dividend payments and open market purchases of the Company's common stock totaling approximately $230,000, offset by approximately $506,000 of cash received from stock option exercises.

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company's common stock. As of October 31, 2005, the total number of remaining shares authorized for purchase under the program is 172,196 shares. The Company purchased 51,450 shares during the first quarter of fiscal 2006 at a total cost of approximately $230,000. There were no shares purchased during the second quarter of fiscal 2006.

On June 21, 2004, the Company entered into a credit facility with a bank, which provides for up to a $5 million revolving credit line. Advances under the facility are limited to 75% of eligible receivables, as defined in the agreement. The agreement provides for LIBOR rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate. The Company is required to pay a commitment fee equal to one quarter of one percent per annum on the unused commitment. The agreement contains certain restrictive covenants, specifically a trailing twelve month profitability requirement, a current asset to current liabilities ratio, a total liabilities to tangible net worth ratio and certain other covenants, as defined in the agreement. The agreement was amended on April 4, 2005. The effect of the amendment was to increase the limit of the Company's combined open market stock repurchases and dividend payments to $2.5 million per year from $1.0 million per year without prior waiver. The Company is in compliance with all covenants of the agreement and there have been no borrowings against the credit line through October 31, 2005. The agreement expires on June 21, 2006. The Company intends to renew the agreement prior to the expiration date.

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

On July 29, 2002, the Company entered into an agreement to sell its undeveloped land for a price of $3.0 million. The agreement was amended on October 20, 2004. The amendment extended the term of the agreement to September 29, 2005. The agreement was further amended on September 29, 2005. The amendment extended the term of the agreement to March 29, 2006 and the purchase price was amended to $3,150,000. The increase in purchase price is subject to pro rata reduction if a closing occurs prior to March 29, 2006. Additionally, the agreement is subject to certain contingencies and as such may be terminated prior to closing. The land is carried at cost on the Company's balance sheet at a value of $875,000 and is shown as an asset held for sale. The resulting gain on the sale will be recorded upon consummation of the transaction and when all contingencies have been satisfied.

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

Results of Operations

Revenues for the three month period ending October 31, 2005 were $9,858,000 compared to revenues of $20,322,000 for the comparable prior year period. Fiscal 2006 six month revenues totaled $23,802,000 versus six month revenues of $36,114,000 in the prior year. The decrease in revenues is primarily attributable to a decrease in shipments to one OEM customer. Last year's fiscal second quarter and six months included approximately $8.4 million and $14.1 million, respectively of revenues from shipments to that customer. In the second quarter of the current fiscal year, the Company derived no revenues from shipments to that customer. Revenues for the first six months of the current fiscal year included approximately $3.2 million of revenues derived from shipments to that customer. This customer has been undergoing a restructuring of their business including reducing their procurement costs for goods and services. Consequently, the Company only competes for their business on a selective basis making it uncertain whether the Company will be receiving or accepting new orders from this customer in the near future.

Revenues for the three and six month periods ended October 31, 2005 and 2004 by geographic region is as follows:

                                       Three months ended     Six months ended
                                       October 31, 2005       October 31, 2005
                                       ________________       ________________
United States                          $      6,601,000       $     17,327,000
Europe                                        2,140,000              4,771,000
Other (principally Asia Pacific Region)       1,117,000              1,704,000
                                       ________________       ________________
Consolidated                           $      9,858,000       $     23,802,000
                                       ================       ================


                                       Three months ended     Six months ended
                                       October 31, 2004       October 31, 2004
                                       ________________       ________________
United States                          $     16,300,000       $     28,614,000
Europe                                        2,553,000              4,662,000
Other (principally Asia Pacific Region)       1,469,000              2,838,000
                                       ________________       ________________
Consolidated                           $     20,322,000       $     36,114,000
                                       ================       ================

Cost of sales for the second quarter and six months were 70% of revenues, versus 78% and 76% for the same respective prior year periods. Gross margins have been higher than the Company's historical norm of 25% and reflect a higher than normal shipment percentage of larger capacity memory. Large capacity memory usually command higher gross margins. Management expects that cost of sales as a percentage of revenue will generally be approximately 75%, which is in line with its historical norm. Fluctuations either up or down of 3% or less in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering and development costs in fiscal 2006's second quarter and six months were $293,000 and $559,000, respectively, versus $312,000 and $631,000 for the same respective prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

Selling, general and administrative costs in fiscal 2005's second quarter and six months increased to 23% and 20% of revenues, respectively versus 13% and 14% for the same prior year periods. The percentage of sales is greater in Fiscal 2006's second quarter and six months primarily as a result of lower revenues. Second quarter and six month total expenses decreased by $293,000 and $348,000 from the comparable prior year periods. The reduction of total expenses is primarily the result of decreased salary and employee related cost due to employee attrition. Depreciation expense also decreased from the prior year.

Other income (expense), net for the second quarter and six months totaled $169,000 and $219,000, respectively, for fiscal 2006 and $12,000 and $77,000 for the same respective periods in fiscal 2005. Other income in fiscal 2006's second quarter consisted primarily of $100,000 scheduled non-refundable payment related to the pending sale of the Company's land and interest income net of interest expense of $73,000. Other income in fiscal 2006's six months consisted primarily of $125,000 scheduled non-refundable payments related to the pending sale of the Company's land and interest income net of interest expense of $138,000. Offsetting fiscal 2006 six month other income was $45,000 of foreign currency loss, primarily as a result of the US dollar strengthening relative to the EURO. Other income in fiscal 2005's second quarter and six months consisted of interest income and a scheduled non-refundable payment of $50,000 related to the pending sale of the Company's land received in the second quarter of last fiscal year.

Income tax expense for the second quarter and six months of fiscal 2006 was $213,000 and $771,000 respectively, verses $106,000 and $187,000 for the same prior year periods. The Company's effective tax rate for financial reporting purposes in fiscal 2006 is approximately 37.5%. However, the Company has federal NOL carryforwards totaling approximately $10.8 million and therefore will continue to make cash payments for income taxes at an approximate rate of 6.5% of pretax earnings until it utilizes all of its NOL carryforwards. During last fiscal year's second quarter and six months the Company accrued 6.5% for state income taxes only as it had, at that time, a valuation allowance on its deferred income taxes. The Company reversed the valuation allowance in the fourth quarter of fiscal 2005.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not invest in market risk sensitive instruments. The Company's investments consist of overnight deposits with banks and commercial paper that matures within ninety days. The Company's rate of return on its investment portfolio changes with short-term interest rates, although such changes will not affect the value of its portfolio. The Company's objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

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


ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



PART II: OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 13, 2005, Dataram held its Annual Meeting of Shareholders. At that meeting, the Shareholders elected Directors for an annual term and ratified the selection of accountants. The results of that voting are as follows:

     1.  Election of Directors.  The votes were received as follows:

                                        FOR              WITHHELD

         Robert V. Tarantino         7,297,714            247,621
         Roger C. Cady               7,437,933            107,402
         Thomas A. Majewski          7,416,333            129,002
         Bernard L. Riley            7,435,453            109,882

     2.  Ratification of accountants:

             FOR                       AGAINST            ABSTAIN

          7,498,755                     41,976              4,604


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



                                 DATARAM CORPORATION


                                      MARK E. MADDOCKS
Date: December 8, 2005           By: ________________________
                                      Mark E. Maddocks
                                      Vice President, Finance
                                      (Principal Financial Officer)