Form 10-Q
period 2006-01-31
DATARAM CORP
filed 2006-03-06
CIK 27093

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

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

                                (609) 799-0071
             (Registrant's telephone number, including area code)

_____________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [X] Yes   [ ] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b of the Exchange Act. (Check One):

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  [ ] Yes   [X] No

     As of March 2, 2006, there were 8,481,396 shares outstanding of the Company's Common Stock, $1.00 par value.


                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         January 31, 2006 and April 30, 2005
                                     (Unaudited)

                                            January 31, 2006    April 30, 2005
Assets
Current assets:
   Cash and cash equivalents                   $ 14,979,088      $   9,281,520
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $300,000 in 2006 and $325,000 in 2005     4,171,068          8,396,757
   Inventories                                    1,873,695          2,368,733
   Note receivable                                1,537,500                  0
   Deferred income taxes                          1,461,865          3,257,865
   Other current assets                             147,770            130,212
                                                 __________         __________
     Total current assets                        24,170,986         23,435,087

Deferred income taxes                             1,130,000            630,000

Property and equipment, at cost:
   Land (held for sale)                                   0            875,000
   Machinery and equipment                       12,430,422         12,205,586
                                                 __________         __________
                                                 12,430,422         13,080,586
   Less: accumulated depreciation
     and amortization                            11,665,599         11,052,145
                                                 __________         __________
Net property and equipment                          764,823          2,028,441

Other assets                                        104,988             53,815
                                                 __________         __________

                                              $  26,170,797      $  26,147,343
                                                 ==========         ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                           $   1,421,648      $   2,527,594
   Accrued liabilities                              833,240          1,438,101
                                                 __________         __________
     Total current liabilities                    2,254,888          3,965,695

Stockholders' equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,475,396 at January 31, 2006
      and 8,361,500 at April 30, 2005             8,475,396          8,361,500
   Additional paid-in capital                     4,881,832          4,566,188
   Retained earnings                             10,558,681          9,253,960
                                                 __________         __________

        Total stockholders' equity               23,915,909         22,181,648
                                                 __________         __________
                                              $  26,170,797      $  26,147,343
                                                 ==========         ==========

See accompanying notes to consolidated financial statements.


                             Dataram Corporation and Subsidiaries
                            Consolidated Statements of Earnings
                     Three and Nine Months Ended January 31, 2006 and 2005

                                       (Unaudited)



                                                          2006                              2005
                                             Three Months       Nine Months    Three Months     Nine Months

Revenues                                     $  9,219,857      $ 33,021,732    $ 14,430,691     $ 50,544,253

Costs and expenses:
   Cost of sales                                6,520,192        23,152,178      11,420,244       38,977,019
   Engineering and development                    287,076           846,499         316,501          947,320
   Selling, general and administrative          2,175,125         6,950,143       2,636,465        7,759,657
                                               __________        __________      __________       __________
                                                8,982,393        30,948,820      14,373,210       47,683,996

Earnings from operations                          237,464         2,072,912          57,481        2,860,257


Interest income                                   140,576           278,939          18,404           52,113
Currency gain (loss)                              (25,587)          (70,856)         55,938           49,411
Other income                                    1,915,473         2,041,473          25,000           75,000
                                               __________        __________      __________       __________
Total other income                              2,030,462         2,249,556          99,342          176,524

Earnings before income taxes                    2,267,926         4,322,468         156,823        3,036,781

Income tax provision                              863,000         1,634,000          10,000          197,000
                                               __________        __________      __________       __________
Net earnings                                 $  1,404,926      $  2,688,468    $    146,823     $  2,839,781
                                               ==========        ==========      ==========       ==========




Net earnings per share of common stock:
   Basic                                     $        .17      $        .32    $        .02     $        .33
                                               ==========        ==========      ==========       ==========
   Diluted                                   $        .16      $        .30    $        .02     $        .31
                                               ==========        ==========      ==========       ==========

Dividends per common share                   $        .05      $        .15    $        .00     $        .00
                                               ==========        ==========      ==========       ==========


See accompanying notes to consolidated financial statements.




                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                         Nine Months Ended January 31, 2006 and 2005
                                      (Unaudited)

                                                    2006              2005
Cash flows from operating activities:
  Net earnings                                  $ 2,688,468       $ 2,839,781
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization                 630,000           937,000
      Bad debt expense (recovery)                   (86,634)           14,692
      Gain on sale of land                       (1,915,473)                0
      Deferred income tax expense                 1,296,000                 0
      Changes in assets and liabilities:
       Decrease in trade receivables              4,312,323           905,210
       Decrease (increase) in inventories           495,038           (42,439)
       Increase in other current assets             (17,558)          (88,225)
       Increase in other assets                     (51,173)           (3,804)
       Decrease in accounts payable              (1,105,946)       (2,163,152)
       Decrease in accrued liabilities             (604,861)       (1,040,405)
                                                 __________        __________
   Net cash provided by
      operating activities                        5,640,184         1,358,658
                                                 __________        __________

Cash flows from investing activities:
   Additions to property and equipment             (241,382)         (337,857)
   Proceeds from sales of property and equipment  1,252,973            12,841
                                                 __________        __________
   Net cash provided by (used in)
   investing activities                           1,011,591          (325,016)

Cash flows from financing activities:
  Proceeds from sale of common shares under
      stock option plan(including tax benefits)     539,865           382,698
   Purchase and subsequent cancellation
      of common stock                              (229,859)                0
   Dividends paid                                (1,264,213)                0
                                                 __________        __________

   Net cash provided by (used in) financing        (954,207)          382,698
      activities                                 __________        __________

Net increase in cash and
   cash equivalents                               5,697,568         1,416,340
Cash and cash equivalents at
   beginning of period                            9,281,520         6,805,957
                                                 __________        __________

Cash and cash equivalents at
   end of period                                $14,979,088       $ 8,222,297
                                                 ==========        ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $    20,455       $    15,030
      Income taxes                              $   263,000       $   416,087

See accompanying notes to consolidated financial statements.



                       Notes to Consolidated Financial Statements
                              January 31, 2006 and 2005
                                      (Unaudited)

(1) Basis of Presentation

The information for the three and nine months ended January 31, 2006 and 2005, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2005 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


(2) Summary of Significant Accounting Policies

Net Earnings Per Share

Net earnings per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted net earnings per share for the three and nine months ended January 31, 2006 and January 31, 2005, the denominator includes both the weighted average number of shares of common stock issued and outstanding and also includes the dilutive effect of stock options outstanding (using the treasury stock method).

The following presents a reconciliation of the numerator and denominator used in computing Basic and Diluted net earnings per share for the three and nine month periods for fiscal 2006 and 2005.


                                   Three Months ended January 31, 2006
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                      $1,404,926     8,472,054     $  .17

Effect of dilutive securities
-stock options                            -       358,642        .01
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                    $1,404,926     8,830,696     $  .16
                                   ========     =========     ======


                                   Three Months ended January 31, 2005
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $ 146,823     8,621,415     $  .02

Effect of dilutive securities
-stock options                            -       554,656          -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $ 146,823     9,176,071     $  .02
                                  =========     =========     ======

Diluted net earnings per share does not include the effect of options to purchase 572,900 shares of common stock for the three months ended January 31, 2006 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 444,700 shares of common stock for the three months ended January 31, 2005 because they are anti-dilutive.

                                   Nine Months ended January 31, 2006
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                      $2,688,468     8,431,481     $  .32

Effect of dilutive securities
-stock options                           -        393,580        .02
                                   _______      _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                    $2,688,468     8,825,061     $  .30
                                  =========     =========     ======


                                    Nine Months ended January 31, 2005

                                   Earnings      Shares     Per share
                                 (numerator) (denominator)  amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                      $2,839,781     8,594,292     $  .33

Effect of dilutive securities
-stock options                            -       629,024        .02
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                    $2,839,781     9,223,316     $  .31
                                  =========     =========     ======

Diluted net earnings per share does not include the effect of options to purchase 572,900 shares of common stock for the nine months ended January 31, 2006 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 366,037 shares of common stock for the nine months ended January 31, 2005 because they are anti-dilutive.

Dividends

On May 31, 2005 the Company's Board of Directors approved the initiation of a common stock quarterly cash dividend program. Cash dividends paid in the three and nine months ended January 31, 2006 were $423,557 and $1,264,213, respectively. No cash dividends were paid during the three and nine months ended January 31, 2005. Each of the cash dividends paid in the current fiscal year were paid at the rate of $0.05 per share. On February 27, 2006, the Board of Directors declared another $0.06 per share cash dividend, payable on March 22, 2006 to shareholders of record as of March 9, 2006.

Common Stock Repurchases

During the three months ended July 31, 2005 the Company repurchased 51,450 shares of common stock at a cost of $229,859 and zero shares were repurchased in the subsequent six months period ended January 31, 2006. Shares were purchased pursuant to a repurchase authorization announced on December 4, 2002 pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. As of January 31, 2006, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

Stock-Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock at the date of grant.


The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:


                                 Three Months Ended        Nine Months Ended
                                     January 31,               January 31,
                                 -------------------     -------------------
                                   2006       2005        2006       2005
                                 --------   --------   ---------  ----------


Net earnings as reported        $1,404,926  $146,823  $2,688,468  $2,839,781
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects       (129,555) (201,877)   (443,546)   (552,843)
                               -----------  --------  ----------  ----------

Pro forma net earnings (loss)  $ 1,275,371  $(55,054) $2,244,922  $2,286,938
                               ===========  ========  ==========  ==========

Earnings (loss) per share:
 Basic - as reported           $      0.17  $   0.02  $     0.32  $     0.33
                               ===========   =======  ==========  ==========
 Basic - pro forma             $      0.15  $  (0.01) $     0.27  $     0.27
                               ===========   =======  ==========  ==========

 Diluted - as reported         $      0.16  $   0.02  $     0.30  $     0.31
                               ===========   =======  ==========  ==========
 Diluted - pro forma           $      0.14  $  (0.01) $     0.25  $     0.25
                               ===========   ======== ==========  ==========



Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market accounts and commercial paper with original maturities of three months or less.

(3) Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2006 and April 30, 2005 consist of the following categories:

                    January 31, 2006    April 30, 2005
                    ________________    ______________
Raw material        $      1,145,000    $    1,136,000
Work in process              160,000            77,000
Finished goods               569,000         1,156,000
                    ________________    ______________
                    $      1,874,000    $    2,369,000
                    ================    ==============

(4) Note receivable/Other income

On July 29, 2002, the Company entered into an agreement to sell its undeveloped land for a price of $3,000,000. The agreement was amended on October 20, 2004. The amendment extended the term of the agreement to September 29, 2005. The agreement was further amended on September 29, 2005. The amendment extended the term of the agreement to March 29, 2006 and the purchase price was amended to $3,150,000. The increase in purchase price was subject to pro rata reduction if a closing occurred prior to March 29, 2006. On December 29, 2005, this sale closed. The purchase price was $3,075,000 of which half, or $1,537,500 was paid in the form of a one-year mortgage which accrues interest at 5% per annum. Of the remainder, $250,000 had been previously paid as deposits and $1,287,500 was received at closing in cash. Prior to the closing, the land had been carried at cost on the Company's balance sheet at a value of $875,000 and was shown as an asset held for sale.

(5)Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and nine month periods ended January 31, 2006 and 2005 by geographic region is as follows:

                                      Three months ended     Nine months ended
                                       January 31, 2006      January 31, 2006
                                       ________________      ________________
United States                          $      5,825,000      $     23,152,000
Europe                                        2,042,000             6,813,000
Other
  (principally Asia Pacific Region)           1,353,000             3,057,000
                                       ________________      ________________
Consolidated                           $      9,220,000      $     33,022,000
                                       ================      ================

                                      Three months ended     Nine months ended
                                      January 31, 2005       January 31, 2005
                                      ________________       ________________
United States                          $     10,906,000      $     39,520,000
Europe                                        2,158,000             6,820,000
Other (principally Asia Pacific Region)       1,367,000             4,204,000
                                       ________________      ________________
Consolidated                           $     14,431,000      $     50,544,000
                                       ================      ================

Long-lived assets (which consist of property and equipment) and total assets by geographic region as of January 31, 2006 is as follows:

                             January 31, 2006
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $         871,000    $   25,880,000
Europe                              0           270,000
Other                               0            21,000
                    _________________    ______________
Consolidated        $         871,000    $   26,171,000
                    =================    ==============

(6) Significant New Accounting Pronouncements

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


(7) Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. In regard to trade receivables, the Company performs ongoing evaluations of its customers' financial condition, as well as general economic conditions and, generally, requires no collateral from its customers.


(8) Use of estimates

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

Executive Overview

Dataram Corporation is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, Hewlett-Packard, IBM, Silicon Graphics and Sun Microsystems. The Company also manufactures a line of memory products for AMD and Intel motherboard-based servers for sale to OEMs and channel assemblers.

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

Liquidity and Capital Resources

The Company's cash and working capital position remain strong. As of January 31, 2006, cash and equivalents amounted to $15.0 million and working capital amounted to $21.9 million, reflecting a current ratio of 10.7, compared to cash and equivalents of $9.3 million and working capital of $19.5 million and a current ratio of 5.9 as of April 30, 2005.

During the first nine months of fiscal year 2006, net cash provided by operating activities totaled approximately $6.0 million. Net earnings in the first nine months of fiscal 2006 was approximately $2.7 million and depreciation expense was $630,000. Trade receivables also decreased by approximately $4.3 million from year-end levels, primarily resulting from reduced quarterly revenues. A deferred income tax provision of $1.3 million also contributed to the cash provided by operating activities. This is a result of the Company's first nine months federal income tax expense being offset by federal net operating loss (NOL) carry-forwards. The cash provided by these sources was partially offset by a decline in accounts payable and accrued liabilities of approximately $1.7 million primarily as result of a reduction in raw material related purchases.

Net cash provided by investing activities of approximately $634,000 for the nine months ended January 31, 2006, consists of the sale of the Company's undeveloped land which had been recorded on the Company's balance sheet at cost, or $875,000, offset by capital expenditures substantially related to the acquisition of production testing equipment of $241,000.

Net cash used in financing activities of approximately $954,000 for the nine months ended January 31, 2006, consists of approximately $1.3 million cash dividend payments and open market purchases of the Company's common stock totaling approximately $230,000, offset by approximately $540,000 of cash received from stock option exercises.

On June 21, 2004, the Company entered into a credit facility with a bank, which provides for up to a $5 million revolving credit line. Advances under the facility are limited to 75% of eligible receivables, as defined in the agreement. The agreement provides for LIBOR rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate. The Company is required to pay a commitment fee equal to one eighth of one percent per annum on the unused commitment. The agreement contains certain restrictive covenants, specifically a trailing twelve month profitability requirement, a current asset to current liabilities ratio, a total liabilities to tangible net worth ratio and certain other covenants, as defined in the agreement. The agreement was amended on April 4, 2005. The effect of the amendment was to increase the limit of the Company's combined open market stock repurchases and dividend payments to $2.5 million per year from $1.0 million per year without prior waiver. The Company is in compliance with all covenants of the agreement and there have been no borrowings against the credit line through January 31, 2006. The agreement expires on June 21, 2006. The Company intends to renew the agreement prior to the expiration date.

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
                                         ==============

On January 11, 2006 the Company entered into a new lease of its existing manufacturing and office space in Ivyland, Pennsylvania. The landlord is G.S. Developers, which is unaffiliated with the Company, the Company's officers and the Company's directors. This lease is for a five-year term commencing February 1, 2006.

On January 13, 2006 the Company entered into an Addendum to a lease of its existing office space in West Windsor, New Jersey dated September 19, 2000. The landlord is WPD, L.L.C., which is unaffiliated with the Company, the Company's officers and the Company's directors. This Addendum renews the Company's lease for a five-year term commencing July 1, 2006 for a reduced area (15,200 sq. ft. versus 24,050 sq. ft.) and was entered into in lieu of exercising an existing option for the entire space.

Additional future minimum lease payments under these noncancellable operating leases as of January 31, 2006 are as follows:

                                        Operating leases
Year ending April 30:                   ________________

    2006                                 $      52,000

    2007                                       354,000

    2008                                       389,000

    2009                                       397,000

    2010                                       404,000

    Thereafter                                 394,000
                                        ______________

    Total minimum lease payments         $   1,990,000
                                        ==============

The Company has no other material commitments.

On July 29, 2002, the Company entered into an agreement to sell its undeveloped land for a price of $3.0 million. The agreement was amended on October 20, 2004. The amendment extended the term of the agreement to September 29, 2005. The agreement was further amended on September 29, 2005. The amendment extended the term of the agreement to March 29, 2006 and the purchase price was amended to $3.15 million. The increase in purchase price was subject to pro rata reduction if a closing occurred prior to March 29, 2006. On December 29, 2005, this sale closed. The purchase price was $3.075 million of which half, or $1.538 million, was paid in the form of a one-year mortgage which accrues interest at 5% per annum. Of the remainder, $250,000 had been previously paid as deposits and $1.288 million was received at closing in cash. Prior to the closing, the land had been carried at cost on the Company's balance sheet at a value of $875,000 and was shown as an asset held for sale.

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company's common stock. As of January 31, 2006, the total number of remaining shares authorized for purchase under the program is 172,196 shares. The Company purchased 51,450 shares during the first quarter of fiscal 2006 at a total cost of approximately $230,000. There were no shares purchased during the second and third quarter of fiscal 2006.


Results of Operations

Revenues for the three month period ended January 31, 2006 were $9,220,000 compared to revenues of $14,431,000 for the comparable prior year period. Fiscal 2006 nine month revenues totaled $33,022,000 versus nine month revenues of $50,544,000 in the prior year. The decrease in revenues is primarily attributable to a decrease in shipments to one OEM customer. Last year's fiscal third quarter and nine months included $4,061,000 and $18,156,000, respectively, of revenues from shipments to that customer compared to $13,000 and $3,050,000 for the comparable current year periods. Additionally, primarily as a result of declining DRAM prices, the Company's selling prices in fiscal 2006's third quarter and nine months decreased by approximately 21% and 17%, respectively, from the comparable prior year periods.

Revenues for the three and nine month periods ended January 31, 2006 and 2005 by geographic region were:


                                       Three months ended    Nine months ended
                                       January 31, 2006      January 31, 2006
                                       ________________      ________________
United States                          $      5,825,000     $     23,152,000
Europe                                        2,042,000            6,813,000
Other (prinicipally Asia Pacific Region)      1,353,000            3,057,000
                                       ________________     ________________
Consolidated                           $      9,220,000     $     33,022,000
                                       ================     ================


                                       Three months ended    Nine months ended
                                       January 31, 2005      January 31, 2005
                                       ________________      ________________
United States                          $     10,906,000     $     39,520,000
Europe                                        2,158,000            6,820,000
Other (prinicipally Asia Pacific Region)      1,367,000            4,204,000
                                       ________________      _______________
Consolidated                           $     14,431,000     $     50,544,000
                                       ================     ================



Cost of sales for the third quarter and nine months were 71% and 70% of revenues, respectively, versus 79% and 77% for the same prior year periods. Gross margins have been higher than the Company's historical norm of 25% and reflect a higher than normal shipment percentage of larger capacity memory. Large capacity memory usually commands higher gross margins. Also, management expects that cost of sales as a percentage of revenue will generally be approximately 75%, which is in line with its historical norm. Fluctuations either up or down of 3% or less in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering and development costs in fiscal 2006's third quarter and nine months were $287,000 and $846,000, respectively, versus $317,000 and $947,000 for the same prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

Selling, general and administrative costs in fiscal 2006's third quarter and nine months decreased by $461,000 and $810,000 from the comparable prior year periods. Of these amounts, reduced depreciation and amortization expense account for $69,000 and $207,000, respectively of the three and nine month expense reductions. The balance and majority of the total expense reduction is primarily the result of decreased salary and employee related cost due to employee attrition.

Other income (expense), for the third quarter and nine months of fiscal 2006 totaled $2,030,000 and $2,250,000, respectively, compared to $99,000 and $177,000 for the comparable periods in fiscal 2005. Other income in fiscal 2006's third quarter consisted primarily of $1,915,000 related to the sale of the Company's land, and interest income net of interest expense of $141,000. Other income in fiscal 2005's third quarter consisted primarily of foreign currency gains of $56,000 and a $25,000 scheduled non-refundable payments related to the sale of the Company's land. Other income in fiscal 2006's nine months consisted primarily of the aforementioned gain on sale of the land as well as an additional $125,000 of scheduled non-refundable payments related to the land sale received in the first half of the fiscal year. Current year nine month interest income net of interest expense is $279,000. Prior year nine month other income consisted primarily of foreign currency gains of $49,000, $52,000 of net interest income and $75,000 of payments related to the land sale.

Income tax expense for the third quarter and nine months of fiscal 2006 were $863,000 and $1,634,000 respectively, verses $10,000 and $197,000 for the same prior year periods. The Company's effective tax rate for financial reporting purposes in fiscal 2006 is approximately 38%. However, the Company has federal NOL carryforwards totaling approximately $10.9 million and therefore will continue to make cash payments for income taxes at an approximate rate of 7% of pretax earnings until it utilizes all of its NOL carryforwards. During last fiscal year's third quarter and nine months the Company accrued 6.5% for state income taxes only as it had, at that time, a valuation allowance on its deferred income taxes. The Company reversed the valuation allowance in the fourth quarter of fiscal 2005.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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



Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.










                        PART II - OTHER INFORMATION


Item 1.  Legal Procedings.

     On February 2, 2006 the United States District Court for the District of Arizona entered an Order of Dismissal dismissing all claims against Dataram Corporation in Lemelson Medical, Education & Research Foundation v. Broadcom Corporation, CV-01-1440 PHX (HRH).


Item 1A.  Risk Factors.

     No changes from Annual Report on Form 10-K.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     No reportable event.


Item 3.  Defaults upon Senior Securities.

     No reportable event.


Item 4.  Submission of Matters to Vote of Security Holders

     No reportable event.


Item 5.  Other Information.

     During the quarter, the Issuer amended its 2001 Stock Option Plan to conform with Section 409 of the Internal Revenue Code to delete a power that it has never used to grant options at an exercise price below the fair market value of the Company's common stock on the date of grant.


Item 6.  Exhibits

Exhibit No.   Description
__________    ___________

     10(a)    Addendum D to West Windsor Lease (Incorporated by reference to
              Exhibit 10 to a Current Report on Form 8-K filed on February 14,
              2006).

     10(b) Ivyland Lease (Incorporated by reference to Exhibit 10 to a Current Report on Form 8-K filed on January 26, 2006).

     10(c)    Stock Option Plan Amendment No. 1.

     31(a)    Rule 13a-14(a) Certification of Robert V. Tarantino.

     31(b)    Rule 13a-14(a) Certification of Mark E. Maddocks.

     32(a) Section 1350 Certification of Robert V. Tarantino (furnished not filed).

     32(b) Section 1350 Certification of Mark E. Maddocks (furnished not filed).







SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DATARAM CORPORATION

                                    MARK E. MADDOCKS
Date: March 6, 2006              By:____________________________
                                    Mark E. Maddocks
                                    Vice President, Finance
                                    (Principal Financial Officer)