Form 10-K
period 2006-04-30
DATARAM CORP
filed 2006-07-26
CIK 27093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2006.

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

                        Common Stock, $1.00 Par Value
                       --------------------------------
                               (Title of Class)
    Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.           Yes [ ]     No [X]

    Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     Yes [ ]     No [X]

    NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes [X]     No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.
                                                         Yes [X]     No [ ]



    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell-company (as
defined in Rule 12b-2 of the Act).                    Yes [ ]     No [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant's most recently completed second quarter, October 31, 2005, was $47,541,949.

     The number of shares of Common Stock outstanding on July 21, 2006 was 8,493,396 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 13, 2006 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  2006 Annual Report to Security Holders










                                     1


                            DATARAM CORPORATION
                                  INDEX

Part I                                                         Page

     Item 1.   Business (including Risk Factors). . . . . . . .  3

     Item 1A.  Risk Factors . . . . . . . . . . . . . . . . . .  8

     Item 1B.  Unresolved Staff Comments. . . . . . . . . . . . 10

     Item 2.   Properties . . . . . . . . . . . . . . . . . . . 10

     Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . 10

     Item 4.   Submission of Matters to a Vote of
               Security Holders . . . . . . . . . . . . . . . . 10

Part II

     Item 5.   Market for Registrant'    s Common Equity
               and Related Stockholder Matters. . . . . . . . . 11

     Item 6.   Selected Financial Data. . . . . . . . . . . . . 11

     Item 7.   Management'    s Discussion and Analysis of
               Financial Condition and Results of Operations. . 11

     Item 7A.  Quantitative and Qualitative Disclosures
               About Market Risk  . . . . . . . . . . . . . . . 11

     Item 8.   Financial Statements and Supplementary Data. . . 11

     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . 12

     Item 9A.  Controls and Procedures  . . . . . . . . . . . . 16

     Item 9B.  Other Information  . . . . . . . . . . . . . . . 16

Part III

     Item 10.  Directors and Executive Officers of
               the Registrant . . . . . . . . . . . . . . . . . 16

     Item 11.  Executive Compensation . . . . . . . . . . . . . 17

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management and
               Related Stockholder Matters. . . . . . . . . . . 17

     Item 13.  Certain Relationships and Related
               Transactions . . . . . . . . . . . . . . . . . . 17

     Item 14.  Principal Accountant Fees and Services . . . . . 17

Part IV

     Item 15.  Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K . . . . . .   17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 18
                                     2


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

     The Company's memory products are sold worldwide to OEMs, distributors, value-added resellers and end-users. The Company has a manufacturing facility in the United States with sales offices in the United States, Europe and Japan. The Company competes with several other large independent memory manufacturers as well as the OEMs mentioned above. The primary raw material used in producing memory boards is dynamic random access memory ("DRAM") chips. The purchase cost of DRAM chips typically represents approximately 75% of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAM chips.

     The Company's revenues for fiscal 2006 were $41.8 million compared to $65.7 million in fiscal 2005. The decline in revenue came primarily from reduced sales to one OEM customer, that has been experiencing financial difficulties. Revenues derived from sales to this customer were $3.0 million in fiscal 2006 compared to $21.9 million in fiscal 2005. Fiscal 2006 sales to this customer occurred in the Company's first fiscal quarter ended July 31, 2005. Revenues were also adversely impacted by a decline in average selling prices. The Company's average selling price per gigabyte declined by approximately 22% in fiscal 2006 compared to the prior year. This was primarily related to lower average prices of DRAM chips. The Company's average price paid per DRAM was approximately 35% lower in fiscal 2006 than fiscal 2005.

     The Company's gross margins in fiscal 2006 were 29.5 percent of revenue. This gross margin level is considered by management to be higher than normal and primarily resulted from higher than expected sales of certain large capacity memory products, which typically command higher margins. Management expects that cost of sales as a percentage of revenue will generally be approximately 75%, which is in line with its historical norm. Fluctuations either up or down of 3% or less in any given period are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

     On July 29, 2002, the Company entered into an agreement to sell its undeveloped land for a price of $3.0 million. The agreement was amended on October 20, 2004 and again on September 29, 2005. The effect of the amendments was to increase the purchase price and extend the time to close. On December 29, 2005, this sale closed. The purchase price was
$3,075,000 of which half, or $1,537,500, was paid in the form of a one-year note which accrues interest, payable monthly at 5% per annum and is secured by a mortgage. Of the remainder, $250,000 had been previously paid as deposits and $1,253,000, which was net of closing costs, was received in cash at closing. Prior to closing, the land was carried at cost on the Company's balance sheet at a value of $875,000 and was shown as an asset held for sale.
                                     3
     Dataram was incorporated in New Jersey in 1967 and made its initial public offering in 1968. Its common stock, $1 par value (the "Common Stock") was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 186 Princeton Road (Route 571), West Windsor, New Jersey 08550, its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is located at http://www.dataram.com. Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments thereto are either available on this website or links to where those documents can be obtained free of charge, are available on this website.

     (b)  Financial Information about Industry Segments.

          The Company operates in one industry segment.

     (c)  Narrative Description of Business.

Industry Background

     The market for the Company's memory products is principally the OEMs that manufacture workstations and servers and the buyers and owners of workstations and enterprise servers. These systems have been important to the growth of the Internet.

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

     Dataram designs, produces and markets memory products for workstations and computer servers sold by Sun, HP, IBM, SGI and Dell. Additionally, the Company produces and markets memory for Intel processor based motherboards for use by OEMs and channel assemblers.

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

     In addition to the growth in the market, management estimates that in the compatibles market, sales by system vendors constitute 80% of the memory market. To successfully compete with system vendors, Dataram must continue
                                         4
to respond to customers' needs in a short time frame. To support customers' needs, the Company has a dedicated and highly automated manufacturing facility that is designed to produce and ship customer orders within twenty-four hours or less.

     The OEM market is also an important part of the Company's business. Management believes that increasingly cost conscious OEMs are looking to independent memory suppliers such as Dataram for the low-cost supply of memory modules.

Products

     The Company's principal business is the development, manufacture and marketing of memory modules which can be added to various enterprise servers and workstations to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for Dataram and other independent memory manufacturers is straightforward and allows for the use of many standard components.

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

Working Capital Requirements

     The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal cost is low as a percentage of the total cost of the product. As a result, the world-wide market for DRAMs has swung in the past from period to period from oversupply to shortage. During periods of substantial oversupply, the Company has seen falling prices for DRAMs and wide availability of DRAMs allowing the Company to have minimum inventories to meet the needs of customers. During periods of shortage, DRAMs are allocated and the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. Thus, the Company must maintain large cash reserves. At the present time, the market for DRAMs is one of oversupply. At April 30, 2006, the Company had cash and cash equivalents of $14.0 million and had no debt.

Memory Product Complexity

     DRAM memory products for workstations and enterprise servers had, for many years, been undergoing a process of simplification with a corresponding decline in profit margins as competitors' entry into the market became easier. However, recent trends in the market have seen the development by OEMs of more complex memory designs. This has enabled Dataram to increase its margins somewhat.
                                      5
Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. Dataram designs prototype memory modules and subjects them to reliability testing procedures. During its fiscal year ended April 30, 2006, the Company incurred costs of $1,136,000 for engineering and product development, $1,299,000 in fiscal 2005 and $1,284,000 in fiscal 2004.

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

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year. The Company's backlog at April 30, 2006 was $964,000, at April 30, 2005 was $3,735,000, and at April 30, 2004 was $4,682,000.

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

                                       6
Dataram must continue low cost, high volume production while remaining flexible to satisfy the time-to-market requirement.

     The Company believes that its 39-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty program which provides customers with added confidence in buying from Dataram. See "Business-Product Warranty and Service."

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

Employees

     As of April 30, 2006, the Company had 102 full-time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environmental

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2007) or the succeeding fiscal year (fiscal
2008).

















                                   7
     (d) Financial Information about Foreign and Domestic Operations and Export Sales.
                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other*    Consolidated
        ------        -----      ------     ------    ------------
        2006         $29,321      9,151     3,323       $41,795
        2005         $50,210      8,716     6,758       $65,684
        2004         $43,780     10,994     7,210       $61,984

                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other*    Consolidated
        ------        -----      ------     ------    ------------
        2006           70.1%      21.9%       8.0%        100.0%
        2005           76.4%      13.3%      10.3%        100.0%
        2004           70.6%      17.8%      11.6%        100.0%

       *Principally Asia Pacific Region


Item 1A.     RISK FACTORS

     WE MAY HAVE TO SUBSTANTIALLY INCREASE OUR WORKING CAPITAL REQUIREMENTS IN THE EVENT OF DRAM ALLOCATIONS. Over the past 20 years, availability of DRAMs has swung back and forth from oversupply to shortage. In times of shortage, we have been forced to invest substantial working capital resources in building and maintaining inventory. At such times we have bought DRAMs in excess of our customers' needs in order to ensure future allocations from DRAM manufacturers. We believe that the market for DRAMs is presently out of balance and there is an oversupply of DRAMS, but there can be no assurance that conditions of shortage may not prevail in the future. In the event of a shortage, we may not be able to obtain sufficient DRAMs to meet customers' needs in the short term, and we may have to invest substantial working capital resources in order to meet long term customer needs.

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

                                       8
     WE MAY LOSE AN IMPORTANT CUSTOMER. During fiscal 2006, the largest ten customers accounted for approximately 50% of the Company's revenues, with one customer, Avnet, Inc. accounting for approximately 11% of the Company's revenues. There can be no assurance that one or more of these customers will cease or materially decrease their business with the Company in the future and that our financial performance will not be adversely affected thereby.

     WE MAY DISCONTINUE PAYING DIVIDENDS. The Company in its most recent quarter paid a dividend of $0.06 a share and it is our present intention to continue to pay that dividend each quarter into the future. However, our ability to continue paying dividends in this or any other amount is dependent upon our continued ability to generate profits and positive cash flow. While a failure to produce profits and positive cash flow in any particular quarter may not result in the Company discontinuing paying dividends, a succession of quarterly declines in earnings and cash flow could result in the Board of Directors taking that step. Our statement of intention that we will continue to pay dividends each quarter is not a guarantee.

     SALES DIRECTLY TO OEM'S CAN MAKE OUR REVENUES, EARNINGS, BACKLOG AND INVENTORY LEVELS UNEVEN. Revenue and earnings from OEM sales may become uneven as order sizes are typically large and often a completed order cannot be shipped until released by the OEM, e.g., to meet a "just in time" inventory requirement. This may occur at or near the end of an accounting period. In such case, revenues and earnings could decline for the period and inventory and backlog could increase.

     WE FACE COMPETITION FROM OEMs. In the compatibles market we sell our products at a lower price than OEMs. Customers will often pay some premium for the "name brand" product when buying additional memory and OEMs seek to exploit this tendency by having a high profit margin on memory products. However, individual OEMs can change their policy and price memory products competitively. While we believe that with our manufacturing efficiency and low overhead we still would be able to compete favorably with OEMs, in such an event profit margins and earnings would be adversely affected. Also, OEMs can choose to use "free memory" as a promotional device in which case our ability to compete is severely impaired.

     WE FACE COMPETITION FROM DRAM MANUFACTURERS. DRAM manufacturers not only sell their product as discreet devices, but also as finished memory modules. They primarily sell these modules directly to OEMs and large distributors and as such compete with us. There can be no assurance that DRAM manufacturers will not expand their market and customer base, and our profit margins and earnings could be adversely affected.

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

     A PORTION OF OUR OPERATIONS ARE DESIGNED TO MEET THE NEEDS OF THE VERY COMPETITIVE INTEL PROCESSOR-BASED MOTHERBOARD MARKET. In addition to selling server memory systems, we develop, manufacturer and market a variety of memory products for motherboards that are Intel processor based. Many of these products are sold to OEMs and incorporated into computers and other

                                      9
equipment. This is an intensely competitive market with high volumes but lower margins.

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


Item 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable.


Item 2.   PROPERTIES

     The Company occupies 15,200 square feet of space for administrative, sales, research and development and manufacturing support in West Windsor Township, New Jersey under a lease expiring on June 30, 2011.

     The Company leases 32,000 square feet of assembly plant and office space in Bucks County, Pennsylvania. The lease expires on January 31, 2011. In the event the Lessor enters into a bona fide agreement for sale of the premises, the Lessor can terminate this lease on two (2) years notice.

     The Company also leases marketing facilities in the United Kingdom, Denmark, Germany, and Japan.


Item 3.   LEGAL PROCEEDINGS
         None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of Security Holders in the fourth quarter of the fiscal year covered by this report.
                                  10
                                 PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASESS OF EQUITY SECURITIES

     Incorporated by reference herein is the information set forth in the Company's 2006 Annual Report to Security Holders under the caption "Common Stock Information" at page 5 and the information from the Definitive Proxy Statement under the caption "Equity Plan Compensation Information." No shares were sold other than pursuant to a registered offering during Fiscal 2006. In the fourth quarter of fiscal 2006, the Company purchased no shares of its Common Stock.


Item 6.  SELECTED FINANCIAL DATA

     Incorporated by reference herein is the information set forth in the 2006 Annual Report to Security Holders under the caption "Selected Financial Data" at page 20.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference herein is the information set forth in the 2006 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 2 through page 5.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated by reference herein is the information set forth in the 2006 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 5.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedule        Page in
                                                               Annual
                                                               Report*

Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 2006 and 2005. . . 6

   Consolidated Statements of Earnings - Years ended
        April 30, 2006, 2005 and 2004 . . . . . . . . . . . . . . 7

   Consolidated Statements of Cash Flows -
        Years ended April 30, 2006, 2005 and 2004 . . . . . . . . 8

   Consolidated Statements of Stockholders' Equity -
        Years ended April 30, 2006, 2005 and 2004 . . . . . . . . 9

   Notes to Consolidated Financial Statements -
        Years ended April 30, 2006, 2005 and 2004 . . . . . . . . 10-19

   Reports of Independent Registered Public Accounting
        Firms on Consolidated Financial Statements . . . . . . . . 20

                                      11
                                                             Page in
Financial Statement Schedule:                                  10-K
   Valuation and Qualifying Accounts -
        Years ended April 30, 2006, 2005 and 2004 . . . . . . .  13
   Reports of Independent Registered Public Accounting
        Firms on Financial Statement Schedule  . . . . . . . . . 14-15

   All other schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.
--------------
*Incorporated herein by reference.






                                         12




Schedule II
                             DATARAM CORPORATION AND SUBSIDIARIES
                                Valuation and Qualifying Accounts
                            Years ended April 30, 2006, 2005 and 2004
                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions     Balance
                                        beginning     and       from      at close
       Description                      of period     expenses  reserves  of period
       ___________                      _________     ________  _________ _________

Year ended April 30, 2006:
   Allowance for doubtful accounts      $  75,000      (92,000) (77,000)*   60,000
   Allowance for sales returns          $ 250,000      678,000  688,000    240,000

Year ended April 30, 2005:
   Allowance for doubtful accounts      $ 100,000        8,000   33,000*    75,000
   Allowance for sales returns          $ 220,000      843,000  813,000    250,000

Year ended April 30, 2004:
   Allowance for doubtful accounts      $ 100,000        7,000    7,000*   100,000
   Allowance for sales returns          $ 220,000      584,000  584,000    220,000




*Represents write-offs and recoveries of accounts receivable.


                                                         13




            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS




The Board of Directors and Stockholders
Dataram Corporation:


Under date of May 23, 2006, we reported on the consolidated balance sheet of Dataram Corporation and Subsidiaries as of April 30, 2006, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended, as contained in the April 30, 2006 Annual Report to Security Holders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying Index at Item 8. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ J.H. COHN LLP


Lawrenceville, New Jersey
May 23, 2006
























                                      14







The Board of Directors and Stockholders
Dataram Corporation:


Under date of July 8, 2005, we reported on the consolidated balance sheet of Dataram Corporation and subsidiaries as of April 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended April 30, 2005, as contained in the April 30, 2006 Annual Report to Security Holders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the two-year period ended April 30, 2005 as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG LLP

Short Hills, New Jersey
July 8, 2005
































                                            15
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 6, 2005, Dataram Corporation ("The Company") engaged J.H. Cohn LLP as its independent registered public accounting firm to perform the Company's annual audit for its fiscal year ending April 30, 2006, and review of the Company's interim quarterly financial statements. The Company had previously engaged KPMG LLP as its principal accountants. On October 6, 2005 the Company dismissed KPMG LLP as its principal accountants. The decision to dismiss KPMG LLP and engage J.H. Cohn LLP was made by the Audit Committee of the Board of Directors.

     In connection with the audits of the two fiscal years ended April 30, 2005 and 2004, and the subsequent interim period through October 6, 2005, there were no: (1)disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement or (2) reportable events as described by
Item 304(a)(1)(v) of Regulation S-K.

     The audit reports of KPMG LLP on the consolidated financial statements of Dataram Corporation and subsidiaries as of and for the years ended April 30, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.


Item 9A.  CONTROLS AND PROCEDURES

     Dataram's management acting under the supervision of the Audit Committee is responsible for establishing and maintaining adequate internal controls and procedures to permit accurate financial reporting. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 9B.  OTHER INFORMATION

         Not Applicable.


                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference herein is the information set forth in the Definitive Proxy Statement under the captions "Executive Officers of the Company", "Nominees for Director" and "Section 16 Compliance."






                                    16
Item 11.  EXECUTIVE COMPENSATION

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


                                   PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

              1.    Financial Statements incorporated by
                    reference into Part II of this Report.

              2.    Financial Statement Schedule included in
                    Part II of this Report.

              3. The documents identified in the Exhibit Index which appears on page 19.




















                                     17
                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DATARAM CORPORATION
                                 (Registrant)

Date:     July 25, 2006           By: ROBERT V. TARANTINO
                                 --------------------------------
                                 Robert V. Tarantino, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:     July 25, 2006           By: ROBERT V. TARANTINO
                                 --------------------------------
                                  Robert V. Tarantino, President
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

Date:     July 25, 2006           By: THOMAS A. MAJEWSKI
                                 --------------------------------
                                   Thomas A. Majewski,
                                   Director


Date:     July 25, 2006           By: BERNARD L. RILEY
                                 --------------------------------
                                  Bernard L. Riley, Director


Date:     July 25, 2006           By: ROGER C. CADY
                                 --------------------------------
                                  Roger C. Cady, Director

Date:     July 25, 2006           By: ROSE ANN GIORDANO
                                 --------------------------------
                                   Rose Ann Giordano, Director

Date:     July 25, 2006           By: JOHN H. FREEMAN
                                 --------------------------------
                                   John H. Freeman, Director

Date:     July 25, 2006           By: MARK E. MADDOCKS
                                 --------------------------------
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)





                            18


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

4(c) Amendment to Loan Documents Dated as of April 4, 2005. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005 and filed on July 28, 2005.

4(d) Amendment to Loan Agreement dated as of June 20, 2006. Incorporated by reference from Exhibits to an Annual Report on Form 8-K filed on July 7, 2006.

10(a) 2001 Stock Option Plan.* Incorporated by reference from Exhibits to a
      Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001 and filed on July 26, 2001.

10(b) Savings and Investment Retirement Plan, January 1, 2001 Restatement.*
      Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003 and filed on July 26, 2003.

10(c) West Windsor, New Jersey Lease dated September 19, 2000. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2001 and filed on July 26, 2001.

10(d) Addendum "D" to West Windsor, New Jersey Lease dated February 13, 2006.
      Incorporated by reference from Exhibits to a Current Report on Form 8-K filed on February 14, 2006.

10(e) Bucks County, Pennsylvania Lease dated January 11, 2006. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed on January 26, 2006.

10(f) Employment Agreement of Robert V. Tarantino dated as of February 1,
      2005. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005 and filed on July 28, 2005.*

10(g) Employment Agreement of Jeffrey H. Duncan dated as of February 1,
      2005. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005 and filed on July 28, 2005.*

10(h) Employment Agreement of Mark E. Maddocks dated as of February 1, 2005.
      Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005 and filed July 28, 2005.*


                                      19
10(i) Departure Agreement of Lars Marcher dated June 20, 2005. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005 and filed July 28, 2005.*

13(a) 2006 Annual Report to Shareholders

14(a) Code of Ethics.  Incorporated by reference from Exhibits to a Current
      Report on Form 8-K filed on June 30, 2005.

23(a) Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23(b) Consent of J.H. Cohn LLP, Independent Registered Public Accounting
      Firm.

31(a) Rule 13a-14(a) Certification of Robert V. Tarantino

31(b) Rule 13a-14(a) Certification of Mark Maddocks

32(a) Section 1350 Certification of Robert V. Tarantino (Furnished not Filed)

32(b) Section 1350 Certification of Mark Maddocks (Furnished not Filed)




*Management Contract or Compensatory Plan or Arrangement
















                             20