Form 10-Q
period 2006-07-31
DATARAM CORP
filed 2006-09-13
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended      7/31/06      or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of September 8, 2006, there were 8,575,596 shares outstanding.



                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         July 31, 2006 and April 30, 2006
                                     (Unaudited)

                                              July 31, 2006     April 30, 2006
Assets
Current Assets:
   Cash and cash equivalents                  $  12,879,781      $  14,044,398
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $300,000                                  4,669,824          4,892,530
   Inventories                                    3,536,780          2,189,009
   Deferred income taxes                          1,440,865          1,364,865
   Note receivable                                1,537,500          1,537,500
   Other current assets                             370,758             80,063
                                                 __________         __________
     Total current assets                        24,435,508         24,108,365

Deferred income taxes                             1,126,000          1,176,000

Property and equipment, at cost:
   Machinery and equipment                       10,712,429         10,640,675
   Leasehold improvements                         2,081,807          2,028,375
                                                 __________         __________
                                                 12,794,236         12,669,050
   Less: accumulated depreciation
     and amortization                            11,933,648         11,822,648
                                                 __________         __________
Net property and equipment                          860,588            846,402

Other assets                                        104,988            104,988
                                                 __________         __________

                                             $   26,527,084      $  26,235,755
                                                 ==========         ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $    2,813,774      $   2,056,948
   Accrued liabilities                              618,748            652,735
                                                 __________         __________
     Total current liabilities                    3,432,522          2,709,683


Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,493,396 at July 31, 2006
      and 8,487,396 at April 30, 2006             8,493,396          8,487,396
   Additional paid-in capital                     5,048,045          4,906,207
   Retained earnings                              9,553,121         10,132,469
                                                 __________         __________

        Total stockholders' equity               23,094,562         23,526,072
                                                 __________         __________
                                              $  26,527,084      $  26,235,755
                                                 ==========         ==========

See accompanying notes to consolidated financial statements.



                        Dataram Corporation and Subsidiaries
                        Consolidated Statements of Operations
                      Three Months Ended July 31, 2006 and 2005
                                   (Unaudited)



                                                   2006               2005



Revenues                                     $   9,305,254      $  13,944,150

Costs and expenses:
   Cost of sales                                 6,900,201          9,745,866
   Engineering and development                     306,856            266,490
   Selling, general and administrative           2,441,108          2,492,905
                                                __________         __________
                                                 9,648,165         12,505,261

Earnings (loss) from operations                   (342,911)         1,438,889


Other income (expense)
   Interest income, net                            174,133             65,771
   Currency gain (loss)                             62,033            (40,458)
   Other income                                          0             25,000
                                                __________         __________
Total other income                                 236,166             50,313

Earnings (loss) before income taxes               (106,745)         1,489,202

Income tax expense (benefit)                       (37,000)           558,000
                                                __________         __________
Net earnings (loss)                          $     (69,745)      $    931,202
                                                ==========         ==========

Net earnings (loss) per share of common stock
   Basic                                     $        (.01)       $       .11
                                                ==========         ==========
   Diluted                                   $        (.01)       $       .11
                                                ==========         ==========

Dividends per common share                   $         .06        $       .05
                                                ==========         ==========


See accompanying notes to consolidated financial statements.



                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                         Three Months Ended July 31, 2006 and 2005
                                      (Unaudited)

                                                      2006             2005

Cash flows from operating activities:
   Net earnings (loss)                            $  (69,745)     $   931,202
   Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                 111,000          210,000
       Bad debt expense                               12,045            5,317
       Stock-based compensation expense              133,963                0
       Deferred income tax expense (benefit)         (26,000)         441,000
       Changes in assets and liabilities:
         Decrease in trade receivables               210,661        1,512,711
        Decrease (increase) in inventories        (1,347,771)          65,456
         Increase in other current assets           (290,695)        (241,948)
         Increase in other assets                          0           (6,316)
         Increase (decrease) in accounts payable     756,826         (898,088)
         Decrease in accrued liabilities             (33,987)        (333,831)
                                                  __________       __________

    Net cash provided by (used in)
         operating activities                       (543,703)       1,685,503
                                                  ___________       __________

Cash flows used in investing activities:
   Additions to property and equipment              (125,186)        (115,960)
                                                  ___________       __________
    Net cash used in investing activities           (125,186)        (115,960)

Cash flows from financing activities:
  Proceeds from sale of common shares under
     stock option plan                                13,875          208,128
     Tax benefit from sale of common
     shares under stock option plan                        0           48,000
   Purchase and subsequent cancellation of
     shares of common stock                                0         (229,859)
   Cash dividends                                   (509,603)        (419,809)
                                                  ___________       __________

   Net cash used in financing activities            (495,728)        (393,540)
                                                  ___________       __________

Net increase (decrease) in cash and
     cash equivalents                             (1,164,617)       1,176,003

Cash and cash equivalents at
   beginning of period                            14,044,398        9,281,520
                                                  __________       __________
Cash and cash equivalents at
   end of period                                $ 12,879,781     $ 10,457,523
                                                  ==========       ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $          0     $     13,859
      Income taxes                              $     40,000     $     55,000

See accompanying notes to consolidated financial statements.


                        Dataram Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements
                              July 31, 2006 and 2005
                                     (Unaudited)



(1) Basis of Presentation

The information for the three months ended July 31, 2006 and 2005, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2006 included in the Company's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Net Earnings (loss) Per Share

Net earnings (loss) per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating basic earnings per share for the three months ended July 31, 2006, the denominator excludes the dilutive effect of stock options outstanding as their effect would be anti-dilutive. The calculation of diluted earnings per share for the quarter ended July 31, 2005 includes both the weighted average numbers of shares and the dilutive effect of stock options outstanding (using the treasury stock method).

The following presents a reconciliation of the numerator and denominator used in computing Basic and Diluted net earnings (loss) per share for fiscal 2006 and 2005:





                                    Three Months ended July 31, 2006
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings (loss) per share
-net earnings (loss) and weighted
average common shares
outstanding                       $ (69,745)    8,490,347     $ (.01)

Effect of dilutive securities
-stock options                            -             -          -
                                    _______     _________     ______
Basic net earnings (loss) per share
-net earnings (loss) and weighted
average common shares
outstanding                       $ (69,745)    8,490,347     $ (.01)
                                   ========     =========     ======


                                    Three Months ended July 31, 2005
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $  931,202    8,381,277     $  .11

Effect of dilutive securities
-stock options                            -       373,954          -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $  931,202    8,755,231     $  .11
                                   =========    =========     ======

Diluted net earnings (loss) per share does not include the effect of options to purchase shares of common stock for the three months ended July 31, 2006 as their affect would be anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 455,700 shares of common stock for the three months ended July 31, 2005 because they are anti-dilutive.

Dividends

On May 31, 2005 the Company's Board of Directors approved the initiation of a common stock quarterly cash dividend program. Cash dividends, paid in the three months ended July 31, 2006 were $509,603. Cash dividends paid in the three months ended July 31, 2005 were $419,809.

Subsequent Event

Subsequent to July 31, 2006, the Company entered into a Settlement and Release of Claims with a DRAM manufacturer pursuant to which the Company released all of its claims against the manufacturer arising from matters in litigation pursuant to a pending anti-trust class action. As consideration, the Company received in its fiscal second quarter $2,300,000 in settlement, which amount will be recorded as other income in the Company's second quarter ended October 31, 2006.

Common Stock Repurchases

During the three months ended July 31, 2005, the Company repurchased 51,450 shares of common stock at a cost of $229,859 and zero shares were repurchased in subsequent months ended July 31, 2006. Shares were purchased pursuant to a repurchase authorization announced on December 4, 2002 pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. As of July 31, 2006, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

Stock-Based Compensation

The Company has a 1992 incentive and non-statutory stock option plan for the purpose of permitting certain key employees to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. In general, the plan allowed granting of up to 2,850,000 shares, adjusted for stock splits, of the Company's common stock at an option price to be no less than the fair market value of the stock on the date such options are granted. Under option agreements granted under the plan, the holder of the option may purchase 20% of the common stock with respect to which the option has been granted on or after the first anniversary of the date of the grant and an additional 20% of such shares on or after each of the four succeeding anniversary dates. No further options may be granted under this plan.

The Company also has a 2001 incentive and non-statutory stock option plan for the purpose of permitting certain key employees to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. In general, the plan allows granting of up to 1,800,000 shares of the Company's common stock at an option price to be no less than the fair market value of the Company's common stock on the date such options are granted. Currently, options granted under the plan vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted under the plan range from one to five years.

The Company periodically grants nonqualified stock options to non-employee directors of the Company. These options are granted for the purpose of retaining the services of directors who are not employees of the Company and to provide additional incentive for such directors to work to further the best interests of the Company and its shareholders. The options granted to these non-employee directors are exercisable at a price representing the fair value at the date of grant, and expire either five or ten years after date of grant. Of each option, 100% are exercisable one year after the date of grant.

New shares of the Company's common stock are issued upon exercise of stock options.

In December, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value-based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. The Company implemented SFAS 123R effective May 1, 2006.

Prior to May 1, 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), compensation cost for stock options was recognized using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective May 1, 2006, the Company adopted the fair-value recognition provisions of SFAS No. 123(R), "Share-Based Payment," ("SFAS 123R") and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under SFAS 123R, the fair value of options granted is amortized over the related service period. SFAS 123R was adopted using the modified prospective transition method; therefore, prior periods have not been restated. Compensation expense recognized in the three months ended July 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS
123. Compensation cost for any share-based payments granted subsequent to May 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, our earnings before taxes and net earnings for the three months ended July 31, 2006 are $134,000 and $87,000 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. This resulted in a decrease in our reported basic and diluted net earnings per share of $.01 and $.01, respectively, for the three months ended July 31, 2006. Compensation expense is recognized in the selling, general and administrative expenses line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. We measure the fair value of stock options using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of $0.06 and risk-free interest rates ranging from 3.0% to 5.0%. Stock options are amortized over their applicable vesting period, which generally ranges from one to four years. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $134,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of July 31, 2006. There were no capitalized stock-based compensation costs at April 30, 2006.

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than as reduction of taxes paid. The Company had zero and $48,000, respectively, of excess tax benefits for the three months ended July 31, 2006 and 2005.

A summary of option activity under the plans for the three months ended July 31, 2006 is as follows:

                             Weighted average    Weighted average    Aggregate
                              exercise price   remaining contractual intrinsic
                  Shares                               life             value*
                __________   ________________  _____________________ _________

Balance
April 30, 2006   1,299,375       $4.78                3.65          $  252,000

Granted                 -           -                   -                 -
Exercised           (6,000)      $2.31                  -               16,000
Cancelled           (3,500)      $6.63                  -                 -

Balance
July 31, 2006    1,289,875       $4.95                3.39          $1,344,000

Vested
July 31, 2006    1,045,500       $4.80                2.80          $1,287,000


* These amounts represent the difference between the exercise price and $4.68, the closing price of Dataram common stock on July 31, 2006 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dataram common stock on the date of exercise.

Total cash received from the exercise of options in the first quarter ended July 31, 2006 was $14,000. No options completed vesting during the first quarter ended July 31, 2006. As of July 31, 2006, there was $269,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.29 years. At July 31, 2006, an aggregate of 1,255,950 shares were authorized for future grant under the Company's stock option plans.


The following table illustrates the pro forma effect on net earnings and earnings per share for the fiscal quarter ended July 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation:


                                Three Months Ended
                                     July 31,
                                      2005
                                   -----------
Net earnings as reported          $    931,202

Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects ....      (171,940)
                                   -----------

Pro forma net earnings....        $    759,262
                                   ===========

Earnings per share:
 Basic - as reported ...........   $      0.11
                                   ===========
 Basic - pro forma .............   $      0.09
                                   ===========

 Diluted - as reported .........   $      0.11
                                   ===========
 Diluted - pro forma ...........   $      0.09
                                   ===========

(2) Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market funds and commercial paper with purchased maturities of three months or less when acquired.

(3) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2006 and April 30, 2006 consist of the following categories:


                       July 31, 2006    April 30, 2006
                    ________________    ______________
Raw materials       $      2,595,000    $    1,506,000
Work in process              118,000            63,000
Finished goods               824,000           620,000
                    ________________    ______________
                    $      3,537,000    $    2,189,000
                    ================    ==============

(4) Note receivable/Other income

On July 29, 2002, the Company entered into an agreement to sell its undeveloped land for a price of $3,000,000. The agreement was amended on October 20, 2004. The amendment extended the term of the agreement to September 29, 2005. The agreement was further amended on September 29, 2005. The amendment extended the term of the agreement to March 29, 2006 and the purchase price was amended to $3,150,000. The increase in purchase price was subject to pro rata reduction if a closing occurred prior to March 29, 2006. On December 29, 2005, this sale closed. The purchase price was $3,075,000 of which half, or $1,537,500 was paid in the form of a one-year mortgage, which accrues interest at 5% per annum. Of the remainder, $250,000 had been previously paid as deposits and $1,287,500 was received at closing in cash. Prior to the closing, the land had been carried at cost on the Company's balance sheet at a value of $875,000 and was shown as an asset held for sale.


(5) Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2006 and 2005 by geographic region are as follows:

                                       Three months ended   Three months ended
                                       July 31, 2006        July 31, 2005
                                       ________________     ________________
United States                          $      6,308,000     $     10,726,000
Europe                                        2,171,000            2,631,000
Other (principally Asia Pacific Region)         826,000              587,000
                                       ________________      ________________
Consolidated                           $      9,305,000     $     13,944,000
                                       ================     ================


Long-lived assets consist of property and equipment. Long-lived assets and total assets by geographic region as of July 31, 2006 is as follows:

                                     July 31, 2006
                         Long-lived assets     Total assets
                        _________________     ______________
United States           $         966,000     $   26,009,000
Europe                                  0            507,000
Other                                   0             11,000
                        _________________     ______________
Consolidated            $         966,000     $   26,527,000
                        =================     ==============

(6) Significant New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4". SFAS 151, amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for the Company beginning May 1, 2006 and had no material effect on the Company's consolidated balance sheet as of July 31, 2006, and the related consolidated statements of operations and cash flows for the period then ended.

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

Executive Overview

Dataram is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, HP, IBM, Silicon Graphics and Sun Microsystems. The Company also manufactures a line of memory products for Intel and AMD motherboard based servers.

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

Liquidity and Capital Resources

The Company's cash and working capital position remain strong. As of July 31, 2006, cash and cash equivalents amounted to $12.9 million and working capital amounted to $21.0 million, reflecting a current ratio of 7.1, compared to cash and cash equivalents of $14.0 million and working capital of $21.4 million and a current ratio of 8.9 as of April 30, 2006.

During the fiscal quarter ended July 31, 2006, net cash used in operating activities totaled approximately $544,000. Inventory increased by approximately $1.3 million, primarily as result of an increase of material related purchases necessitated by recent changes in the DRAM marketplace. Currently, DRAMs are not as readily available as they had been in the recent past. Other current assets increased by approximately $291,000, primarily as a result of an increase in prepaid expenses related to annual maintenance contracts and annual insurance deposits. The net cash uses were offset by an increase in account payable of $757,000, non-cash stock-based compensation of $134,000 and depreciation and amortization expense of $111,000. Trade receivables also decreased by approximately $211,000 from year-end levels.

Net cash used in investing activities of approximately $125,000 for the three months ended July 31, 2006, consists of expenditures for leasehold improvements and capital expenditures substantially related to the acquisition of production equipment.

Net cash used in financing activities of approximately $496,000 for the three months ended July 31, 2006, consists of approximately $510,000 cash dividend payments, offset by approximately $14,000 of cash received from stock option exercises.


On June 21, 2004, the Company entered into a credit facility with a bank, which provides for up to a $5 million revolving credit line. Advances under the facility are limited to 75% of eligible receivables, as defined in the agreement. The agreement provides for LIBOR rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate. The Company is required to pay a commitment fee equal to one quarter of one percent per annum on the unused commitment. The agreement contains certain restrictive covenants, specifically a trailing twelve month profitability requirement, a current assets to current liabilities ratio, a total liabilities to tangible net worth ratio and certain other covenants, as defined in the agreement. The agreement was amended on April 4, 2005. The effect of the amendment was to increase the limit of the Company's combined open market stock repurchases and dividend payments to $2.5 million per year from $1.0 million per year without prior waiver. The agreement was scheduled to expire on June 21, 2006. On June 20, 2006, the agreement was amended. The effect of amendment was to extend the expiration date of the agreement to August 15, 2008 and remove the eligible accounts receivable limitation on advances under the facility. The amendment also modified the total liabilities to tangible net worth ratio covenant. The Company is in compliance with all covenants of the agreement and there have been no borrowings against the credit line.

Subsequent to the end of the first quarter, the Company entered into a Settlement and Release of Claims with a DRAM manufacturer pursuant to which the Company released all of its claims against the manufacturer arising from matters in litigation pursuant to a pending anti-trust class action. As consideration, the Company received in its fiscal second quarter $2,300,000 in settlement.

Management believes that the Company's existing cash along with cash flows generated from operations will be sufficient to meet short term liquidity needs as the Company does not expect any unforeseen demands beyond general operating requirements for cash. Management further believes that its working capital together with internally generated funds from its operations and its bank line of credit are adequate to finance the Company's long term operating needs and future capital requirements.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2006 are as follows:


                                        Operating leases
Year ending April 30:                   ________________

    2007                                 $      417,000

    2008                                        389,000

    2009                                        397,000

    2010                                        404,000

    2011                                        360,000

    Thereafter                                   34,000
                                         ______________

    Total minimum lease payments         $    2,001,000

                                         ==============

The Company has no other material commitments.


Results of Operations

Revenues for the three-month period ended July 31, 2006 were $9,305,000 compared to revenues of $13,944,000 for the comparable prior year period. The decrease in revenues is primarily attributable to a decrease in shipments to one OEM customer. Last year's fiscal first quarter included revenues of $3,202,000 from shipments to that customer compared to nil for the comparable current year period. The balance of the decrease in revenues from the prior year's first quarter primarily resulted from a 34% decrease in average selling prices attributable to a decline in the price of DRAM chips, the primary raw material used in the Company's products. Revenues for the three-month periods ended July 31, 2006 and 2005 by geographic region were:


                                       Three months ended   Three months ended
                                       July 31, 2006        July 31, 2005
                                       ________________     ________________
United States                          $      6,308,000     $     10,726,000
Europe                                        2,171,000            2,631,000
Other (principally Asia Pacific Region)         826,000              587,000
                                       ________________      ________________
Consolidated                           $      9,305,000     $     13,944,000
                                       ================     ================



Cost of sales for the first quarter fiscal 2007 were 74% of revenues, versus 70% for the same prior year period. Prior year's first quarter's cost of sales were lower than the Company's historical norm and reflect a higher than normal shipment rate of larger capacity memory, which typically command higher margins. Cost of sales as a percent of revenue will generally be approximately 75%, which is in line with its historical norm. Fluctuations either up or down of 3% or less in any given quarter are not unusual and are considered normal by management and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possible resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering and development costs in fiscal 2007's first quarter were $307,000, versus $266,000 for the same prior year period. The increase is primarily related to employee related cost. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

Selling, general and administrative costs in fiscal 2007's first quarter decreased by $52,000 from the comparable prior year period. Included in the current fiscal year's first quarter expense is $134,000 of employee based stock option expense compared to zero in the prior year's first quarter. Excluding the stock option expense, selling, general and administrative expenses declined by $186,000 in fiscal 2007's first quarter from the comparable prior year period. This reduction is primarily the result of reduced employee related costs due to natural attrition.

Other income (expense), net for the first quarter fiscal 2007 totaled $236,000 income, versus $50,000 income for the same prior year period. Other income in fiscal 2007's first quarter consisted primarily of $174,000 of net interest income received in the current quarter. Additionally, the current quarter other income included $62,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Fiscal 2006's first quarter other income, net totalled $50,000 and consisted of approximately $66,000 of interest income and $25,000 of other income for a scheduled non-refundable payment released from escrow related to the sale of the Company's land. Offsetting fiscal 2006's first quarter other income was $40,000 of foreign currency loss, primarily as a result of the US dollar strengthening relative to the EURO.

Income tax expense (benefit) for the first quarter of fiscal 2007 was $37,000 benefit compared to $558,000 expense for the same prior year period. The Company's effective tax rate for financial reporting purposes in fiscal 2007 is approximately 34.7%. However, the Company has federal NOL carry-forwards totaling approximately $4.8 million and therefore will continue to make cash payments for income taxes at an approximate rate of 6.5% of pretax earnings until it utilizes all of its NOL carry-forwards.

Critical Accounting Policies

During December 2001, the Securities and Exchange Commission (SEC) published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2006, the Company believes the following accounting policies to be critical:

Revenue Recognition - Revenue is recognized when title passes upon shipment of goods to customers. The Company's revenue earning activities involve delivering or producing goods. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, selling price is fixed or determinable and collection is reasonably assured. The Company does experience a minimal level of sales returns and allowances for which the Company accrues a reserve at the time of sale in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists". Estimated warranty costs are accrued by management upon product shipment based on an estimate of future warranty claims.

Stock Option Expense - In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued. SFAS 123(R) revises SFAS 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company had been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost is measured based on the fair value of the equity or liability instrument issued and amortized over the related service period. The Company has adopted the guidance in SFAS 123(R) effective May 1, 2006. As such, the accompanying consolidated statement of operations for the three months ended July 31, 2006 includes $134,000 of compensation expense in the stock option expense line item related to the fair value of options granted to employees and directors under the Company's stock-based employee compensation plans which is being amortized over the service period in the financial statements, as required by SFAS 123(R). These awards have been classified as equity instruments, and as such, a corresponding increase of $134,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of July 31, 2006.


Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including deferred tax asset valuation allowances and certain other reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and sales returns, the deferred tax asset valuation allowance and other operating allowances and accruals. Actual results could differ from those estimates.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not invest in market risk sensitive instruments. The Company's investments consist of overnight deposits with banks and commercial paper, which matures within ninety days. The Company's rate of return on its investment portfolio changes with short-term interest rates, although such changes will not affect the value of its portfolio. The Company's objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

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


ITEM 4. CONTROLS AND PROCEDURES.

Dataram's management acting under the supervision of the Audit Committee is responsible for establishing and maintaining adequate internal controls and procedures to permit accurate financial reporting. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.







                              PART II: OTHER INFORMATION


Item 1.  LEGAL PROCEDINGS.

     None.


Item 1A.  RISK FACTORS.

     No changes from Annual Report on Form 10-K.


Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     No reportable event.


Item 3.  DEFAULTS UPON SENIOR SECURITIES.

     No reportable event.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No reportable event.


Item 5.  OTHER INFORMATION.

     No reportable event.


Item 6.  EXHIBITS.

Exhibit No.   Description
__________    ___________


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



                                    DATARAM CORPORATION



                                    MARK E. MADDOCKS



Date: September 12, 2006         By:
                                    _________________________
                                    Mark E. Maddocks
                                    Vice President, Finance
                                   (Principal Financial Officer)