Form 10-Q
period 2006-10-31
DATARAM CORP
filed 2006-12-13
CIK 27093

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q

                                    (Mark One)

/ X  /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

            For the quarterly period ended       10/31/06    or
                                            _________________

/    /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ____________    _____________

     Commission file number             1-8266
                            ____________________________________________

                              DATARAM CORPORATION
________________________________________________________________________
             (Exact name of registrant as specified in its charter)

                 New Jersey                           22-1831409
            _____________________________     _________________________
   (State or other jurisdiction of    (I.R.S.  Employer Identification No.)
                        incorporation or organization)

               P. O. Box 7528, Princeton, NJ                    08543
        _____________________________________________________________
          (Address of principal executive offices)         (Zip Code)

                                   (609) 799-0071
       _________________________________________________________________
Registrant's telephone number, including area code
______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        X  Yes     ___ No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___   Accelerated Filer ___   Non-Accelerated Filer  X

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                        ___  Yes   X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of December 8, 2006, there were 8,575,596 shares outstanding.



                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         October 31, 2006 and April 30, 2006
                                     (Unaudited)

                                              October 31, 2006   April 30, 2006
Assets
Current Assets:
   Cash and cash equivalents                   $  13,563,287      $  14,044,398
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $300,000                                   5,582,407          4,892,530
   Inventories                                     4,110,632          2,189,009
   Deferred income taxes                           1,364,865          1,364,865
   Note receivable                                 1,537,500          1,537,500
   Other current assets                              314,778             80,063
                                                  __________         __________
     Total current assets                         26,473,469         24,108,365

Deferred income taxes                                530,000          1,176,000

Property and equipment, at cost:
   Machinery and equipment                        10,831,144         10,640,675
   Leasehold improvements                          2,104,506          2,028,375
                                                  __________         __________
                                                  12,935,650         12,669,050
   Less: accumulated depreciation
     and amortization                             12,044,648         11,822,648
                                                  __________         __________
Net property and equipment                           891,002            846,402

Other assets                                         104,988            104,988

                                                  __________         __________

                                               $  27,999,459      $  26,235,755
                                                  ==========         ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                            $   2,979,072      $   2,056,948
   Accrued liabilities                               620,912            652,735
                                                  __________         __________
     Total current liabilities                     3,599,984          2,709,683

Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,575,596 at October 31, 2006
      and 8,487,395 at April 30, 2006              8,575,596          8,487,396
   Additional paid-in capital                      5,339,213          4,906,207
   Retained earnings                              10,484,666         10,132,469
                                                  __________         __________

        Total stockholders' equity                24,399,475         23,526,072
                                                  __________         __________
                                               $  27,999,459      $  26,235,755
                                                  ==========         ==========

See accompanying notes to consolidated financial statements.



                                          Dataram Corporation and Subsidiaries
                                         Consolidated Statements of Operations
                                 Three and Six Months Ended October 31, 2006 and 2005

                                                    (Unaudited)


                                                            2006                              2005
                                               2nd Quarter        Six Months      2nd Quarter       Six Months


Revenues                                     $  10,902,012      $  20,207,266    $  9,857,725     $ 23,801,875

Costs and expenses:
   Cost of sales                                 8,325,375         15,225,576       6,886,120       16,631,986
   Engineering and development                     319,677            626,533         292,933          559,423
   Selling, general and administrative           2,382,246          4,823,354       2,282,113        4,775,018
                                                __________         __________      __________       __________
                                                11,027,298         20,675,463       9,461,166       21,966,427

Earnings (loss) from operations                   (125,286)          (468,197)        396,559        1,835,448


Interest income, net                               169,160            343,293          72,592          138,363
Currency gain (loss)                                 2,207             64,240          (4,811)         (45,269)
Other income, net                                2,265,000          2,265,000         101,000          126,000
                                                __________         __________      __________       __________
Total other income                               2,436,367          2,672,533         168,781          219,094

Earnings before income taxes                     2,311,081          2,204,336         565,340        2,054,542

Income tax provision                               865,000            828,000         213,000          771,000
                                                __________         __________      __________       __________
Net earnings                                 $   1,446,081       $  1,376,336     $   352,340     $  1,283,542
                                                ==========         ==========      ==========       ==========

Net earnings per share of common stock
   Basic                                     $         .17        $       .16     $       .04    $         .15
                                                ==========         ==========      ==========       ==========
   Diluted                                   $         .16       $        .16     $       .04    $         .15
                                                ==========         ==========      ==========       ==========
Dividends per common share                   $         .06       $        .12     $       .05    $         .10
                                                ==========         ==========      ==========       ==========
See accompanying notes to consolidated financial statements.



                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                         Six Months Ended October 31, 2006 and 2005
                                      (Unaudited)

                                                      2006              2005

Cash flows from operating activities:
   Net income                                   $  1,376,336      $  1,283,542
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                 222,000           420,000
       Bad debt expense                               16,905             9,207
       Stock-based compensation expense              251,243                 0
       Deferred income tax expense                   646,000           777,870
       Tax benefit from sale of common shares
       under stock option plan                       (66,000)          117,000
       Changes in assets and liabilities:
        (Increase) decrease in trade receivables    (706,782)        3,335,470
       (Increase) decrease in inventories         (1,921,623)          176,868
         Increase in other current assets           (168,715)         (199,716)
         Increase in other assets                          0            (6,316)
         Increase (decrease) in accounts payable     922,124         1,123,364)
         Decrease in accrued liabilities             (31,823)         (505,478)
                                                  __________         __________
Net cash provided by operating activities            539,665          4,285,083
                                                  __________         __________

Cash flows used in investing activities -
   Additions to property and equipment              (266,600)         (175,221)
                                                  __________         __________

Cash flows from financing activities:
  Proceeds from sale of common shares under
  stock option plan                                  203,963           388,708
  Tax benefit from sale of common shares
  under stock option plan                             66,000                 0
  Purchase and subsequent cancellation of
  shares of common stock                                   0          (229,859)
  Cash dividends                                  (1,024,139)         (840,656)
                                                  ___________        __________
Net cash used in financing activities               (754,176)         (681,807)
                                                  ___________        __________

Net increase (decrease) in
   cash and cash equivalents                        (481,111)        3,428,055

Cash and cash equivalents at
   beginning of period                            14,044,398         9,281,520
                                                  __________        __________
Cash and cash equivalents at
   end of period                                $ 13,563,287      $ 12,709,575
                                                  ==========        ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $          0      $     17,053
      Income taxes                              $    180,000      $    228,000

See accompanying notes to consolidated financial statements.


Dataram Corporation and Subsidiaries
Notes to Consolidated Financial Statements October 31, 2006 and 2005
(Unaudited)



(1) Basis of Presentation

The information for the three and six months ended October 31, 2006 and 2005, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2006 included in the Company's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Net Earnings Per Share

Net earnings per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock issued and outstanding during the period.
For purposes of calculating diluted net earnings per share for the three and six months ended October 31, 2006, and October 31, 2005, the denominator includes both the weighted average number of shares of common stock issued and outstanding and also includes the dilutive effect of stock options outstanding (using the treasury stock method).

The following presents a reconciliation of the numerator and denominator used in computing Basic and Diluted net earnings per share for fiscal 2006 and 2005.





                                   Three Months ended October 31, 2006
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,446,081     8,575,596     $ .17

Effect of dilutive securities
-stock options                            -        229,125         -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,446,081     8,804,721     $ .16
                                   ========     =========     ======


                                   Three Months ended October 31, 2005
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $  352,340     8,441,111     $ .04

Effect of dilutive securities
-stock options                             -       499,999         -
                                     _______     _________    ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $  352,340     8,941,110     $ .04
                                   =========     =========    ======

Diluted net earnings per share does not include the effect of options to purchase 543,535 shares of common stock for the three months ended October 31, 2006 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 495,417 shares of common stock for the three months ended October 31, 2005 because they are anti-dilutive.



                                    Six Months ended October 31, 2006
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,376,336     8,533,485     $ .16

Effect of dilutive securities
-stock options                             -       272,555         -
                                     _______     _________    ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,376,336     8,806,040     $ .16
                                    ========     =========    ======


                                    Six Months ended October 31, 2005

                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,283,542     8,411,194     $ .15

Effect of dilutive securities
-stock options                             -       418,202         -
                                     _______     _________    ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,283,542     8,829,396     $ .15
                                   =========     =========    ======

Diluted net earnings per share does not include the effect of options to purchase 618,300 shares of common stock for the six months ended
October 31, 2006 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 589,452 shares of common stock for the six months ended
October 31, 2005 because they are anti-dilutive.

Dividends

On May 31, 2005 the Company's Board of Directors approved the initiation of a common stock quarterly cash dividend program. Cash dividends paid in the three and six months ended October 31, 2006 were $514,536 and $1,024,139, respectively. Cash dividends paid in the three and six months ended
October 31, 2005 were $420,847 and $840,656, respectively. On November 15, 2006, the Board of Directors declared another $0.06 per share cash dividend, payable on December 13, 2006 to shareholders of record as of November 29, 2006.

Common Stock Repurchases

During the three months ended July 31, 2005, the Company repurchased 51,450 shares of common stock at a cost of $229,859. Zero shares were repurchased in the six months period ended October 31, 2006. Shares were purchased pursuant to a repurchase authorization announced on December 4, 2002 pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. As of October 31, 2006, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

The Company periodically grants nonqualified stock options to non-employee directors of the Company. These options are granted for the purpose of retaining the services of directors who are not employees of the Company and to provide additional incentive for such directors to work to further the best interests of the Company and its shareholders. The options granted to these non-employee directors are exercisable at a price representing the fair value at the date of grant and expire either five or ten years after date of grant. Of each option, 100% are exercisable one year after the date of grant.

New shares of the Company's common stock are issued upon exercise of stock options.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair value-based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. The Company implemented SFAS 123R effective May 1, 2006.

Prior to May 1, 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), compensation cost for stock options was recognized using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," ("SFAS 123R") and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under SFAS 123R, the fair value of options granted is amortized over the related service period. SFAS 123R was adopted using the modified prospective transition method; therefore, prior periods have not been restated. Compensation expense recognized in the three and six months ended October 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for any share-based payments granted subsequent to May 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, our earnings before taxes and net earnings for the three months ended October 31, 2006 are $117,000 and $73,000 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. This resulted in a decrease in our reported basic and diluted net earnings per share of $.01 and $.01, respectively, for the three months ended October 31, 2006. Earnings before taxes and net earnings for the six months ended October 31, 2006 are $251,000 and $157,000 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. This resulted in a decrease in our reported basic and diluted net earnings per share of $.03 and $.02, respectively, for the six months ended October 31, 2006. Compensation expense is recognized in the selling, general and administrative expenses line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. We measure the fair value of stock options using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of $0.06 and risk-free interest rates ranging from 3.0% to 5.0%. Stock options are amortized over their applicable vesting period, which generally ranges from one to four years. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $251,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of October 31, 2006. There were no capitalized stock-based compensation costs at April 30, 2006.

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires excess tax benefits to be reported as a financing cash inflow. The Company had zero and $66,000, respectively, of excess tax benefits for the three and six months ended October 31, 2006. The Company had tax benefits of $69,000 and $117,000, respectively for the same prior year periods.

A summary of option activity under the plans for the six months ended October 31, 2006 is as follows:

                            Weighted average    Weighted average      Aggregate
                             exercise price   remaining contractual   intrinsic
                  Shares                              life             value(1)
                __________  ________________  _____________________  __________

Balance
April 30, 2006   1,299,375       $4.78                3.65         $  2,252,000

Granted (2)        143,300       $4.70                  -                  -
Exercised          (88,200)      $2.31                  -               221,000
Cancelled          (19,500)      $7.23                  -                  -

Balance
October 31, 2006 1,334,975       $5.05                3.51           $1,037,000

Vested
October 31, 2006 1,123,025       $5.11                3.02           $1,287,000



(1) These amounts represent the difference between the exercise price and $4.53, the closing price of Dataram common stock on October 31, 2006 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dataram common stock on the date of exercise.

(2) The fair value of the stock options granted during the current fiscal year is $2.00 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; expected volatility of 67%; expected dividend yield of 5.1%; and a risk-free interest rate of 5.0%.

Total cash received from the exercise of options in the three and six months ended October 31, 2006 was $190,000 and $204,000 respectively. During the second quarter ended October 31, 2006, 136,100 options completed vesting. As of October 31, 2006, there was $434,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.5 years. At October 31, 2006, an aggregate of 1,128,650 shares were authorized for future grant under the Company's stock option plans.


The following table illustrates the pro forma effect on net earnings and earnings per share for the three and six months ended October 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation:


                                Three Months Ended       Six Months Ended
                                     October 31,           October 31,
                                       2005                   2005
                                   -----------            -----------
Net earnings as reported          $    352,340           $  1,283,542

Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects ....      (142,051)              (313,991)
                                   -----------            -----------

Pro forma net earnings....        $    210,289           $    969,551
                                   ===========            ===========

Earnings per share:
 Basic - as reported ...........  $      0.04            $       0.15
                                   ===========            ===========
 Basic - pro forma .............  $      0.03            $       0.12
                                   ===========            ===========

 Diluted - as reported .........  $      0.04            $       0.15
                                  ===========             ===========
 Diluted - pro forma ...........  $      0.02            $       0.11
                                  ===========             ===========



Reclassification

Certain amounts in the fiscal 2006 consolidated financial statement have been reclassified to conform to the fiscal 2007 presentation.



(2) Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market funds and commercial paper with purchased maturities of three months or less when acquired.


(3) Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2006 and April 30, 2006 consist of the following categories:


                    October 31, 2006    April 30, 2006
                    ________________    ______________
Raw materials       $      2,940,000    $    1,506,000
Work in process              133,000            63,000
Finished goods             1,038,000           620,000
                    ________________    ______________
                    $      4,111,000    $    2,189,000
                    ================    ==============


(4) Note receivable/Other income

On July 29, 2002, the Company entered into an agreement to sell its undeveloped land for a price of $3,000,000. The agreement was amended on October 20, 2004. The amendment extended the term of the agreement to September 29, 2005. The agreement was further amended on September 29, 2005. The amendment extended the term of the agreement to March 29, 2006 and the purchase price was amended to $3,150,000. The increase in purchase price was subject to pro rata reduction if a closing occurred prior to March 29, 2006. On December 29, 2005, this sale closed. The purchase price was $3,075,000 of which half, or $1,537,500 was paid in the form of a one-year mortgage, which accrues interest at 5% per annum. Of the remainder, $250,000 had been previously paid as deposits and $1,287,500 was received at closing in cash. On November 30, 2006, the Company entered into an agreement to extend the due date of the mortgage by six months with the interest rate adjusted to 7.5% during the extension period. Prior to the closing, the land had been carried at cost on the Company's balance sheet at a value of $875,000 and was shown as an asset held for sale.


(5) Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six month periods ended October 31, 2006 and 2005 by geographic region are as follows:

                                       Three months ended     Six months ended
                                       October 31, 2006       October 31, 2006
                                       ________________       ________________
United States                          $      7,933,000       $     14,241,000
Europe                                        1,816,000              3,987,000
Other (principally Asia Pacific Region)       1,153,000              1,979,000
                                       ________________       ________________
Consolidated                           $     10,902,000       $     20,207,000
                                       ================       ================


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
                                       ================       ================





Long-lived assets consist of property and equipment. Long-lived assets and total assets by geographic region as of October 31, 2006 are as follows:

                            October 31, 2006
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $         891,000    $   27,429,000
Europe                              0           535,000
Other                               0            35,000
                    _________________    ______________
Consolidated        $         891,000    $   27,999,000
                    =================    ==============


(6) Significant New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4". SFAS 151, amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement were effective for the Company beginning May 1, 2006 and had no material effect on the Company's consolidated balance sheet as of October 31, 2006, and the related consolidated statements of operations and cash flows for the period then ended.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109
(FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The application of FIN 48 will not have a material effect on our financial results.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. The application of SAB 108 in fiscal 2007 did not have a material effect on our financial results.

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

Executive Overview

Dataram Corporation is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, HP, IBM, Silicon Graphics and Sun Microsystems. The Company also manufactures a line of memory products for AMD and Intel motherboard based servers.

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

Liquidity and Capital Resources

 As of October 31, 2006, cash and equivalents amounted to $13.6 million and working capital amounted to $22.9 million, reflecting a current ratio of 7.4, compared to cash and equivalents of $14.0 million and working capital of $21.4 million and a current ratio of 8.9 as of April 30, 2006.

During the first six months of fiscal year 2007, net cash provided by operating activities totaled approximately $540,000. Net income in the first six months of fiscal 2007 was approximately $1.4 million. Accounts payable increased by approximately $922,000 and non-cash stock-based compensation expense of approximately $251,000 was recorded. Depreciation expense in the first six month's of fiscal 2007 was $222,000. Deferred income taxes also decreased by $646,000. This decrease which was due to the Company's first six months federal income tax expense, was offset by federal net operating loss
(NOL) carry-forwards. The cash provided by these sources was partially offset by an increase in inventory of approximately $1.9 million. Inventory increased as result of an increase of raw material purchases necessitated by recent changes in the DRAM marketplace. Currently, DRAMs are not as readily available as they had been in the recent past. Trade receivables also increased by approximately $707,000 from year-end levels, primarily resulting from increased sequential quarterly revenues. Other current assets increased by approximately $169,000, primarily as a result of an increase in prepaid income taxes and other expenses related to annual maintenance contracts and annual insurance deposits.

Net cash used in investing activities of approximately $267,000 for the six months ended October 31, 2006, consists of capital expenditures substantially related to the acquisition of production testing equipment.

Net cash used in financing activities of approximately $754,000 for the six months ended October 31, 2006, consists of approximately $1.0 million cash dividend payments, offset by approximately $270,000 of cash received from stock option exercises including tax benefit of $66,000.

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

Management believes that the Company's existing cash and cash flows generated from operations will be sufficient to meet short term liquidity needs as the Company does not expect any unforeseen demands beyond general operating requirements for cash. Management further believes that its working capital together with internally generated funds from its operations and its bank line of credit are adequate to finance the Company's long term operating needs and future capital requirements.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2006 are as follows:


                                        Operating leases
Year ending April 30:                ______________
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

Results of Operations

Revenues for the three-month period ended October 31, 2006 were $10,902,000 compared to revenues of $9,858,000 for the comparable prior year period. Fiscal 2007 six-month revenues totaled $20,207,000 versus six-month revenues of $23,802,000 in the prior year. Last year's fiscal six months revenue included approximately $3.0 million of revenues shipped to one OEM customer in last year's first quarter compared to nil in the comparable current year period.

Revenues for the three and six month periods ended October 31, 2006 and 2005 by geographic region are as follows:


                                       Three months ended     Six months ended
                                       October 31, 2006       October 31, 2006
                                       ________________       ________________
United States                          $      7,933,000       $     14,241,000
Europe                                        1,816,000              3,987,000
Other (principally Asia Pacific Region)       1,153,000              1,979,000
                                       ________________       ________________
Consolidated                           $     10,902,000       $     20,207,000
                                       ================       ================


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
                                       ================       ================



Cost of sales for the second quarter and six months were 76% and 75% of revenues, respectively, versus 70% for the same respective prior year periods. Gross margins in both quarters of the current fiscal year were within what the Company considers its normal range. Gross margins in the prior year periods were higher than the Company's historical norm of 25% and reflect a higher than normal shipment percentage of larger capacity memory. Large capacity memory usually commands higher gross margins. Management expects that cost of sales as a percentage of revenue will generally be approximately 75%. Fluctuations either up or down of 3% or less in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering and development costs in fiscal 2007's second quarter and six months were $320,000 and $627,000, respectively, versus $293,000 and $559,000 for the same respective prior year periods. The increase in the current year is attributable to additional salary and employee related cost. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

Selling, general and administrative costs in fiscal 2007's second quarter and six months were 22% and 24% of revenues, respectively versus 23% and 20% for the same prior year periods. Second quarter and six month expenses increased $100,000 and $48,000, respectively, over prior year comparable periods. The increase in expense was primarily the result of stock option expense of $117,000 and $251,000 respectively, recorded in fiscal 2007's second quarter and six months versus nil in the prior year periods.

Other income, net for the second quarter and six months totaled $2.4 million and $2.7 million, respectively, for fiscal 2007 and $169,000 and $219,000 for the same respective periods in fiscal 2006. Other income in fiscal 2007's second quarter consisted primarily of $2.3 million received from a DRAM manufacturer related to a settlement agreement that the Company entered into in the quarter. Other income in fiscal 2007's six months consisted primarily of the aforementioned $2.3 million dollar settlement and $343,000 of interest income. Additionally, there was $64,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Other income in fiscal 2006's second quarter consisted primarily of $100,000 scheduled payment related to the sale of the Company's land and interest income net of interest expense of $73,000. Other income in fiscal 2006's six months consisted primarily of $125,000 scheduled payments related to the pending sale of the Company's land and interest income net of interest expense of $138,000. Offsetting fiscal 2006 six month other income was $45,000 of foreign currency loss, primarily as a result of the US dollar strengthening relative to the EURO.

Income tax expense for the second quarter and six months of fiscal 2007 was $865,000 and $828,000 respectively, verses $213,000 and $771,000 for the same prior year periods. The Company's effective tax rate for financial reporting purposes in fiscal 2007 is approximately 37.5%. However, the Company has federal NOL carry-forwards totaling approximately $2.6 million and therefore will continue to make cash payments for income taxes at an approximate rate of 6.5% of pretax earnings until it utilizes all of its NOL carry-forwards.


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

Stock Option Expense - In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued. SFAS 123(R) revises SFAS 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees"
("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company had been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost is measured based on the fair value of the equity or liability instrument issued and amortized over the related service period. The Company has adopted the guidance in SFAS 123(R) effective May 1, 2006. As such, the accompanying consolidated statement of operations for the three and six months ended October 31, 2006 includes approximately, $117,000 and $251,000 respectively of compensation expense in the selling, general and administrative expense line item related to the fair value of options granted to employees and directors under the Company's stock-based employee compensation plans which is being amortized over the service period in the financial statements, as required by SFAS 123(R). These awards have been classified as equity instruments, and as such, a corresponding increase of $251,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of October 31, 2006.


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

The Company purchases and sells primarily in U.S. dollars. The Company sells in foreign currency (primarily Euros) to a limited number of customers and as such incurs some foreign currency risk. Generally, approximately 5 to 10 percent of the Company's accounts receivable are denominated in currencies other than U.S. dollars. However, at October 31, 2006, approximately 14 percent of the Company's accounts receivable were denominated in currencies other than U.S. dollars. At present, the Company does not purchase forward contracts as hedging instruments, but could do so as circumstances warrant.



ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                              PART II: OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 13, 2006, Dataram held its Annual Meeting of Shareholders. At that meeting, the Shareholders elected Directors for an annual term and ratified the selection of accountants. The results of that voting are as follows:

     1.  Election of Directors.  The votes were received as follows:
                                                                       BROKERS'
                                        FOR              WITHHELD      NONVOTES

         Robert V. Tarantino         7,847,243            157,152         0
         Roger C. Cady               7,867,043            137,352         0
         Thomas A. Majewski          7,823,541            180,854         0
         Bernard L. Riley            7,852,143            152,252         0
         Rose Ann Giordano           7,869,543            137,852         0
         John H. Freeman             7,869,643            134,752         0

     2.  Ratification of accountants:
                                                                       BROKERS'
             FOR                       AGAINST            ABSTAIN      NONVOTES

          7,966,565                      26,702             11,128        0



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


                                        DATARAM CORPORATION



                                        MARK E. MADDOCKS


Date: December 11, 2006                 By:
                                           ___________________________
                                        Mark E. Maddocks
                                        Vice President, Finance

                                        (Principal Financial Officer)