Form 10-Q
period 2007-01-31
DATARAM CORP
filed 2007-03-09
CIK 27093

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q

                                 (Mark One)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

            For the quarterly period ended      1/31/07      or
                                          ___________________

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ___________   __________

     Commission file number                1-8266
                            __________________________________________

                         DATARAM CORPORATION
___________________________________________________________________________
            (Exact name of registrant as specified in its charter)

             New Jersey                          22-1831409
   _______________________________      _____________________________________
   (State or other jurisdiction of      (I.R.S.  Employer Identification No.)
    incorporation or organization)

               P.O. Box 7528, Princeton, NJ                 08543
          _______________________________________________________
          (Address of principal executive offices)      (Zip Code)

                          (609) 799-0071
             ___________________________________________________
            (Registrant's telephone number, including area code)
______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer"in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [Check one]:
                                                          [ ] Yes      [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Common Stock ($1.00 par value): As of February 27, 2007, there were 8,600,996 shares outstanding.



                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         January 31, 2007 and April 30, 2006
                                     (Unaudited)

                                           January 31, 2007     April 30, 2006
Assets
Current assets:
   Cash and cash equivalents               $  13,880,894         $  14,044,398
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $300,000                               4,308,939             4,892,530
   Inventories                                 2,538,394             2,189,009
   Deferred income taxes                       1,364,865             1,364,865
   Note receivable                             1,537,500             1,537,500
   Other current assets                          285,208                80,063
                                              __________            __________
     Total current assets                     23,915,800            24,108,365

Deferred income taxes                            685,000             1,176,000

Property and equipment, at cost:
   Machinery and equipment                    10,883,428            10,640,675
   Leasehold improvements                      2,103,688             2,028,375
                                              __________            __________
                                              12,987,116            12,669,050
   Less: accumulated depreciation
     and amortization                         12,155,648            11,822,648
                                              __________            __________
Net property and equipment                       831,468               846,402

Other assets                                     104,988               104,988

                                              __________             __________

                                           $  25,537,256         $  26,235,755
                                              ==========            ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                        $   1,180,109         $   2,056,948
   Accrued liabilities                           624,563               652,735
                                              __________            __________
     Total current liabilities                 1,804,672             2,709,683

Stockholders' equity:
   Common stock, par value $1.00 per share;
      Authorized 54,000,000 shares; issued and
      outstanding 8,589,839 at January 31, 2007
      and 8,487,396 at April 30, 2006          8,589,839             8,487,396
   Additional paid-in capital                  5,470,136             4,906,207
   Retained earnings                           9,672,609            10,132,469
                                              __________            __________

        Total stockholders' equity            23,732,584            23,526,072
                                              __________            __________
                                           $  25,537,256         $  26,235,755
                                              ==========            ==========

See accompanying notes to consolidated financial statements.


                        Dataram Corporation and Subsidiaries
                        Consolidated Statements of Operations
                Three and Nine Months Ended January 31, 2007 and 2006

                                   (Unaudited)


                                                            2007                              2006
                                               3rd Quarter        Nine Months      3rd Quarter        Nine Months


Revenues                                     $   9,366,258      $  29,573,524    $  9,219,857     $ 33,021,732

Costs and expenses:
   Cost of sales                                 7,504,751         22,730,327       6,520,192       23,152,178
   Engineering and development                     295,271            921,804         287,076          846,499
   Selling, general and administrative           2,249,734          7,073,088       2,175,125        6,950,143
                                                __________         __________      __________       __________
                                                10,049,756         30,725,219       8,982,393       30,948,820

Earnings (loss) from operations                   (683,498)        (1,151,695)        237,464        2,072,912


Interest income, net                               174,957            518,250         140,576          278,939
Currency gain (loss)                                38,020            102,260         (25,587)         (70,856)
Other income, net                                        0          2,265,000       1,915,473        2,041,473
                                                __________         __________      __________       __________
Total other income                                 212,977          2,885,510       2,030,462        2,249,556

Earnings (loss) before income taxes               (470,521)         1,733,815       2,267,926        4,322,468

Income tax provision (benefit)                    (173,000)           655,000         863,000        1,634,000
                                                __________         __________      __________       __________
Net earnings (loss)                          $    (297,521)      $  1,078,815     $ 1,404,926     $  2,688,468
                                                ==========         ==========      ==========       ==========

Net earnings (loss) per share of common stock:
   Basic                                     $        (.03)       $       .13     $       .17    $         .32
                                                ==========         ==========      ==========       ==========
   Diluted                                   $        (.03)      $        .12     $       .16    $         .30
                                                ==========         ==========      ==========       ==========
Dividends per common share                   $         .06       $        .18     $       .05    $         .15
                                                ==========         ==========      ==========       ==========
See accompanying notes to consolidated financial statements.


                            Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                         Nine Months Ended January 31, 2007 and 2006
                                      (Unaudited)
                                                   2007                2006

Cash flows from operating activities:
   Net income                                   $  1,078,815      $  2,688,468
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                 333,000           630,000
       Bad debt expense (recovery)                    22,464           (86,634)
       Gain on sale of land                                0        (1,915,473)
       Stock-based compensation expense              345,877                 0
       Deferred income tax expense                   491,000         1,296,000
       Tax benefit from sale of common shares
       under stock option plan                       (66,000)          117,000
       Changes in operating assets and liabilities:
         Decrease in trade receivables               561,127         4,312,323
        (Increase) decrease in inventories           (349,385)          495,038
         Increase in other current assets           (139,145)          (17,558)
         Increase in other assets                          0           (51,173)
         Decrease in accounts payable               (876,839)       (1,105,946)
         Decrease in accrued liabilities             (28,172)         (604,861)
                                                  __________         __________
Net cash provided by operating activities          1,372,742         5,757,184
                                                  __________         __________

Cash flows from investing activities:
   Additions to property and equipment              (318,066)         (241,382)
   Proceeds from sales of property and equipment           0         1,252,973
                                                  __________        __________
   Net cash provided by (used in)
     investing activities                           (318,066)        1,011,591
                                                  __________        __________
Cash flows from financing activities:
  Proceeds from sale of common shares under
  stock option plan                                  254,495           422,865
  Tax benefit from sale of common shares
  under stock option plan                             66,000                 0
  Purchase and subsequent cancellation of
  shares of common stock                                   0          (229,859)
  Cash dividends                                  (1,538,675)       (1,264,213)
                                                  ___________        __________
Net cash used in financing activities             (1,218,180)       (1,071,207)
                                                  ___________        __________

Net increase (decrease) in
   cash and cash equivalents                        (163,504)        5,697,568

Cash and cash equivalents at
   beginning of period                            14,044,398         9,281,520
                                                  __________        __________
Cash and cash equivalents at
   end of period                                $ 13,880,894      $ 14,979,088
                                                  ==========        ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $          0      $     20,455
      Income taxes                              $    205,000      $    263,000
See accompanying notes to consolidated financial statements.



Dataram Corporation and Subsidiaries
Notes to Consolidated Financial Statements January 31, 2007 and 2006
(Unaudited)



(1) Basis of Presentation

The information for the three and nine months ended January 31, 2007 and 2006, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2006 included in the Company's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Net Earnings (Loss) Per Share

Net earnings (loss) per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted net earnings per share for the nine months ended January 31, 2007, and the three and nine months ended January 31, 2006, the denominator includes both the weighted average number of shares of common stock issued and outstanding and also includes the dilutive effect of stock options outstanding (using the treasury stock method). For the three-month period ended January 31, 2007, the denominator does not include the dilutive effect of stock options outstanding because they would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing Basic and Diluted net earnings per share for fiscal 2007 and 2006:





                                   Three Months ended January 31, 2007
                                Earnings(loss)  Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings (loss) per share
-net earnings (loss) and weighted
average common shares
outstanding                       $ (297,521)   8,668,964     $ (.03)
Effect of dilutive securities
-stock options                            -             -          -
                                   ________     _________    _______
Diluted net earnings (loss) per share
-net earnings (loss) weighted
average common shares
outstanding and effect of
stock options                     $ (297,521)   8,668,964     $ (.03)
                                   ========     =========     ======







                                   Three Months ended January 31, 2006
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________
Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,404,926    8,472,054     $  .17

Effect of dilutive securities
-stock options                            -       358,642        .01
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,404,926    8,830,696     $  .16
                                   =========    =========     ======


Diluted net earnings per share does not include the effect of options to purchase 572,900 shares of common stock for the three months ended January 31, 2006 because they are anti-dilutive.

                                   Nine Months ended January 31, 2007
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,078,815    8,549,122     $  .13

Effect of dilutive securities
-stock options                            -       250,427        .01
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,078,815    8,799,549     $  .12
                                   ========     =========     ======

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
                                   =========     =========    ======

Diluted net earnings per share does not include the effect of options to purchase 542,119 shares of common stock for the nine months ended
January 31, 2007 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 572,900 shares of common stock for the nine months ended
January 31, 2006 because they are anti-dilutive.

Dividends

On May 31, 2005 the Company's Board of Directors approved the initiation of a common stock quarterly cash dividend program. Cash dividends paid in the three and nine months ended January 31, 2007 were $514,536 and $1,538,675, respectively. Cash dividends paid in the three and nine months ended
January 31, 2006 were $423,557 and $1,264,213 respectively. On February 21, 2007, the Board of Directors declared another $0.06 per share cash dividend, payable on March 21, 2007 to stockholders of record as of March 7, 2007.

Common Stock Repurchases

During the three months ended July 31, 2005, the Company repurchased 51,450 shares of common stock at a cost of $229,859. Zero shares were repurchased in the nine months ended January 31, 2007. Shares were purchased pursuant to a repurchase authorization announced on December 4, 2002 pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. As of January 31, 2007, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment"("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes
APB No. 25 and requires that such transactions be accounted for using a fair value-based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. The Company implemented SFAS 123R effective May 1, 2006.

Prior to May 1, 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation,"("SFAS 123"), compensation cost for stock options was recognized using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees"("APB 25"). Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment,"("SFAS 123R") and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under SFAS 123R, the fair value of options granted is amortized over the related service period. SFAS 123R was adopted using the modified prospective transition method; therefore, prior periods have not been restated. Compensation expense recognized in the three and nine months ended January 31, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for any share-based payments granted subsequent to May 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, our loss before taxes and net loss for the three months ended January 31, 2007 are $95,000 and $59,000 greater, respectively, than if we had continued to account for stock-based compensation under APB 25. This resulted in an increase in our reported basic net loss per share of $.01 for the three months ended January 31, 2007. Earnings before taxes and net earnings for the nine months ended January 31, 2007 are $346,000 and $216,000 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. This resulted in a decrease in our reported basic and diluted net earnings per share of $.03 and $.03, respectively, for the nine months ended January 31, 2007. Compensation expense is recognized in the selling, general and administrative expenses line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. We measure the fair value of stock options using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of $0.06 and risk-free interest rates ranging from 3.0% to 5.0%. Stock options are amortized over their applicable vesting period, which generally ranges from one to four years. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $346,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of January 31, 2007. There were no capitalized stock-based compensation costs at April 30, 2006.

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires excess tax benefits to be reported as a financing cash inflow. The Company had zero and $66,000, respectively, of excess tax benefits for the three and nine months ended January 31, 2007. The Company had tax benefits of zero and $117,000, respectively for the same prior year periods.





A summary of option activity under the plans for the nine months ended January 31, 2007 is as follows:

                            Weighted average   Weighted average      Aggregate
                             exercise price  remaining contractual   intrinsic
                  Shares                             life              value(1)
               __________  ________________  _____________________  ___________

Balance
April 30, 2006   1,299,375      $4.78               3.65           $  2,252,000

Granted (2)        143,300      $4.70                 -                       -
Exercised         (102,443)     $2.34                 -                 235,000
Cancelled          (26,150)     $6.64                 -                       -
                 _________
Balance
January 31, 2007 1,314,082      $5.07               3.29             $  995,000
                 =========
Vested
January 31, 2007 1,103,382      $5.14               2.80             $  987,000
                 =========


(1) These amounts represent the difference between the exercise price and $4.49, the closing price of Dataram common stock on January 31, 2007 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dataram common stock on the date of exercise.

(2) The fair value of the stock options granted during the current fiscal year is $2.00 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; expected volatility of 67%; expected dividend yield of 5.1%; expected forfeiture rate of 0%; and a risk-free interest rate of 5.0%.

Total cash received from the exercise of options in the three and nine months ended January 31, 2007 was $50,000 and $254,000 respectively. During the third quarter ended January 31, 2007, zero options completed vesting. As of January 31, 2007, there was $339,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a \weighted average period of 1.25 years. At January 31, 2007, an aggregate of 1,135,300 shares were authorized for future grant under the Company's stock option plans.


The following table illustrates the pro forma effect on net earnings and earnings per share for the three and nine months ended January 31, 2006 as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation:


                                Three Months Ended       Nine Months Ended
                                     January 31,            January 31,
                                       2006                   2006
                                   -----------            -----------
Net earnings as reported          $  1,404,926           $  2,688,468

Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects ....      (129,555)              (443,546)
                                   -----------            -----------

Pro forma net earnings....        $  1,275,371           $  2,244,922
                                   ===========            ===========



Earnings per share:
 Basic - as reported ...........   $      0.17            $      0.32
                                   ===========            ===========
 Basic - pro forma .............   $      0.15            $      0.27
                                   ===========            ===========

 Diluted - as reported .........   $      0.16            $      0.30
                                   ===========            ===========
 Diluted - pro forma ...........   $      0.14            $      0.25
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


(3) Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2007 and April 30, 2006 consist of the following categories:


                    January 31, 2007    April 30, 2006
                    ________________    ______________
Raw materials       $      1,630,000    $    1,506,000
Work in process               45,000            63,000
Finished goods               863,000           620,000
                    ________________    ______________
                    $      2,538,000    $    2,189,000
                    ================    ==============


(4) Note receivable/Other income

On December 29, 2005, the Company closed on an agreement to sell its undeveloped land. The purchase price was $3,075,000 of which half, or $1,537,500 was paid in the form of a one-year mortgage, which accrued interest at 5% per annum. On November 30, 2006, the Company entered into an agreement to extend the due date of the mortgage by six months with the interest rate adjusted to 7.5% during the extension period. Prior to the closing, the land had been carried at cost on the Company's balance sheet at a value of $875,000 and was shown as an asset held for sale.


(5) Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and nine month periods ended January 31, 2007 and 2006 by geographic region are as follows:


                                      Three months ended    Nine months ended
                                       January 31, 2007      January 31, 2007
                                       ________________      ________________
United States                          $      6,822,000     $      21,064,000
Europe                                        1,863,000             5,850,000
Other (principally Asia Pacific Region)         681,000             2,660,000
                                       ________________      ________________
Consolidated                           $      9,366,000     $      29,574,000
                                       ================     =================


                                       Three months ended   Nine months ended
                                       January 31, 2006      January 31, 2006
                                       ________________      ________________
United States                          $      5,825,000     $      23,152,000
Europe                                        2,042,000             6,813,000
Other (principally Asia Pacific Region)       1,353,000             3,057,000
                                       ________________      ________________
Consolidated                           $      9,220,000     $      33,022,000
                                       ================     =================





Long-lived assets consist of property and equipment. Long-lived assets and total assets by geographic region as of January 31, 2007 are as follows:

                            January 31, 2007
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $         831,000    $   24,966,000
Europe                              0           517,000
Other                               0            54,000
                    _________________    ______________
Consolidated        $         831,000    $   25,537,000
                    =================    ==============


(6) Significant New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4". SFAS 151, amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The provisions of this statement were effective for the Company beginning May 1, 2006 and had no material effect on the Company's consolidated balance sheet as of January 31, 2007, and the related consolidated statements of operations and cash flows for the period then ended.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109
FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The application of FIN 48 will not have a material effect on our financial results.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"(SAB 108). SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. The application of SAB 108 in fiscal 2007 did not have a material effect on our financial results.

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

Liquidity and Capital Resources

As of January 31, 2007, cash and equivalents amounted to $13.9 million and working capital amounted to $22.1 million, reflecting a current ratio of 13.3, compared to cash and equivalents of $14.0 million and working capital of $21.4 million and a current ratio of 8.9 as of April 30, 2006.

During the first nine months of fiscal year 2007, net cash provided by operating activities totaled approximately $1.4 million. Net income in the first nine months of fiscal 2007 was approximately $1.1 million. Accounts receivable decreased by approximately $561,000 as a result of lower sequential quarterly revenues. Also, non-cash stock-based compensation expense of approximately $346,000 was recorded. Depreciation expense in the first nine month's of fiscal 2007 was $333,000. Deferred income taxes also decreased by $491,000. This decrease, which was due to the Company's first nine months federal income tax expense, was offset by federal net operating loss (NOL) carry-forwards. The cash provided by these sources was partially offset by a decrease in accounts payable of approximately $877,000 and an increase in inventories of $349,000. Other current assets increased by approximately $139,000, primarily as a result of an increase in prepaid income taxes and other expenses related to annual maintenance contracts and annual insurance deposits.


Net cash used in investing activities of approximately $318,000 for the nine months ended January 31, 2007, consists of capital expenditures substantially related to the acquisition of production testing equipment.

Net cash used in financing activities of approximately $1.2 million for the nine months ended January 31, 2007, consists of approximately $1.5 million cash dividend payments, offset by approximately $254,000 of cash received from stock option exercises including a tax benefit of $66,000.

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

Results of Operations

Revenues for the three-month period ended January 31, 2007 were $9,366,000 compared to revenues of $9,220,000 for the comparable prior year period. Fiscal 2007 nine-month revenues totaled $29,574,000 versus nine-month revenues of $33,022,000 in the prior year. Last year's fiscal nine months revenue included approximately $3.0 million of revenues shipped to one OEM customer in last year's first quarter compared to nil in the comparable current year period.


Revenues for the three and nine months ended January 31, 2007 and 2006 by geographic region are as follows:


                                      Three months ended     Nine months ended
                                       January 31, 2007      January 31, 2007
                                       ________________      ________________
United States                          $      6,822,000      $     21,064,000
Europe                                        1,863,000             5,850,000
Other (principally Asia Pacific Region)         681,000             2,660,000
                                       ________________      ________________
Consolidated                           $      9,366,000      $     29,574,000
                                       ================      ================


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
                                       ================      ================



Cost of sales for the third quarter and nine months were 80% and 77% of revenues, respectively, versus 71% and 70% for the same respective prior year periods. Gross margins during the third quarter were lower than what the Company considers its normal range. This was primarily the result of reduced absorption of factory costs in the third quarter that was a result of the lower sequential quarterly volume. Gross margins of 77% in the first nine months of fiscal 2007 are within normal range. Gross margins for prior year periods were higher than the Company's historical norm of 25% and reflect a higher than normal shipment percentage of larger capacity memory. Large capacity memory usually commands higher gross margins. Management expects that cost of sales as a percentage of revenue will generally be approximately 75%. Fluctuations either up or down of 3% or less in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering and development costs in fiscal 2007's third quarter and nine months were $295,000 and $922,000, respectively, versus $287,000 and $846,000 for the same respective prior year periods. The increases in the current year are attributable to additional salary and employee related cost. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

Selling, general and administrative costs in fiscal 2007's third quarter and nine months were 24% of revenues, respectively versus 24% and 21% for the same prior year periods. Third quarter and nine month expenses increased $75,000 and $123,000, respectively, over prior year comparable periods. The increase in expense in fiscal 2007's third quarter was primarily the result of stock option expense of $95,000. The increase in expense in fiscal 2007's nine month period was primarily the result of stock option expense of $346,000, offset by reduced compensation costs primarily related to employee attrition. Stock option expense recorded in the prior year comparable periods was nil.

Other income, net for the third quarter and nine months totaled $213,000 and $2,886,000, respectively, for fiscal 2007 and $2,030,000 and $2,250,000 for the same respective periods in fiscal 2006. Other income in fiscal 2007's third quarter consisted primarily $175,000 on interest income. Additionally, there was $38,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Other income for fiscal 2007 nine months consisted primarily of $2.3 million received from a DRAM manufacturer related to a settlement agreement that the Company entered into in the second quarter. Additionally, there was $518,000 of interest income and $102,000 foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Other income in fiscal 2006's third quarter consisted primarily of $1,915,000 related to the sale of the Company's land, and interest income net of interest expense of $141,000. Other income in fiscal 2006's nine months consisted primarily of the aforementioned gain on sale of the land as well as an additional $125,000 of scheduled non-refundable payments related to the land sale received in the first half of the fiscal year. Additionally, there was $279,000 interest income net of interest expense. Offsetting fiscal 2006 nine month other income was $71,000 of foreign currency loss, primarily as a result of the US dollar strengthening relative to the EURO.

Income tax expense (benefit) for the third quarter and nine months of fiscal 2007 was a benefit of ($173,000) and $655,000 of expense, respectively, verses $863,000 of expense and $1,634,000 of expense for the same prior year periods. The Company's effective tax rate for financial reporting purposes in fiscal 2007 is approximately 37.5%. However, the Company has federal NOL carry-forwards totaling approximately $3.1 million and therefore will continue to make cash payments for income taxes at an approximate rate of 6.5% of pretax earnings until it utilizes all of its NOL carry-forwards.


Critical Accounting Policies

During December 2001, the Securities and Exchange Commission (SEC) published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies"in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2006, the Company believes the following accounting policies to be critical:

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

Stock Option Expense - In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued. SFAS 123(R) revises SFAS 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees"
("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company had been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost is measured based on the fair value of the equity or liability instrument issued and amortized over the related service period. The Company has adopted the guidance in SFAS 123(R) effective May 1, 2006. As such, the accompanying consolidated statements of operations for the three and nine months ended January 31, 2007 includes approximately $95,000 and $346,000, respectively of compensation expense in the selling, general and administrative expense line item related to the fair value of options granted to employees and directors under the Company's stock-based employee compensation plans which is being amortized over the service period in the financial statements, as required by SFAS 123(R). These awards have been classified as equity instruments, and as such, a corresponding increase of $346,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of January 31, 2007.


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



ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.







ITEM 6.  EXHIBITS

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


                                     DATARAM CORPORATION



                                     MARK E. MADDOCKS



Date: March 9, 2007                  By:
                                        _______________________________
                                     Mark E. Maddocks
                                     Vice President, Finance

                                     (Principal Financial Officer)