Form 10-K
period 2007-04-30
DATARAM CORP
filed 2007-07-25
CIK 27093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2007.

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

   Title of each class                   Name of exchange on which registered
   Common Stock, $1.00 Par Value         NASDAQ Stock Market

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

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell-company (as
defined in Rule 12b-2 of the Act).                         Yes [ ]     No [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant's most recently completed second quarter, October 31, 2006, was $35,699,100.

     The number of shares of Common Stock outstanding on July 16, 2007 was 8,753,133 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 27, 2007 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  2007 Annual Report to Security Holders














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

     Item 4.   Submission of Matters to a Vote of
               Security Holders . . . . . . . . . . . . . . . . 11
Part II

     Item 5.   Market for Registrant's Common Equity,
               Related Stockholder Matters and
               Issuer Purchases of Equity Securities. . . . . . 11

     Item 6.   Selected Financial Data. . . . . . . . . . . . . 11

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation . . 11

     Item 7A.  Quantitative and Qualitative Disclosures
               About Market Risk  . . . . . . . . . . . . . . . 11

     Item 8.   Financial Statements and Supplementary Data. . . 12

     Item 9.   Changes In and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . 16

     Item 9A.  Controls and Procedures  . . . . . . . . . . . . 16

     Item 9A(T)Controls and Procedures  . . . . . . . . . . . . 16

     Item 9B.  Other Information  . . . . . . . . . . . . . . . 16

Part III

     Item 10.  Directors, Executive Officers, and
               Corporate Governance . . . . . . . . . . . . . . 17

     Item 11.  Executive Compensation . . . . . . . . . . . . . 17

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management and
               Related Stockholder Matters. . . . . . . . . . . 17
     Item 13.  Certain Relationships and Related
               Transactions, and Director Independence. . . . . 17
     Item 14.  Principal Accounting Fees and Services . . . . . 17

Part IV

     Item 15.  Exhibits, Financial Statement Schedules . . . .  17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 18
                                     2


                                   PART I

Item 1.  BUSINESS

     (a)  General development of business.

     Dataram Corporation (the "Company") is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers ("OEMs") and compatible memory for computers manufactured by Hewlett-Packard Company ("HP"), Sun Microsystems, Inc. ("Sun"), International Business Machines Corporation ("IBM"), Silicon Graphics, Inc. ("SGI"), and Dell Corporation ("Dell"). The Company also manufactures a line of memory products for Intel and AMD motherboard based servers for sale to OEMs and channel assemblers.

     The Company's memory products are sold worldwide to OEMs, distributors, value-added resellers and end-users. The Company has a manufacturing facility in the United States with sales offices in the United States, Europe and Japan. The Company competes with several other large independent memory manufacturers as well as the OEMs mentioned above. The primary raw material used in producing memory boards is dynamic random access memory chips ("DRAMs"). The purchase cost of DRAMs typically represents approximately 75% of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAMs.

     The Company's revenues for fiscal 2007 were $38.4 million compared to $41.8 million in fiscal 2006. The decline in revenue came primarily from reduced sales to one OEM customer, that had been experiencing financial difficulties. Revenues derived from sales to this customer were $7,000 in fiscal 2007 compared to $3.0 million in fiscal 2006. Fiscal 2007 sales to this customer occurred primarily in the Company's first fiscal quarter ended July 31, 2006. Revenues were also adversely impacted by a decline in average selling prices. The Company's average selling price per gigabyte declined by approximately 25% in fiscal 2007 compared to the prior year. However, the decrease in average selling price was offset by higher volume, measured as gigabytes shipped.

     The Company's gross margins in fiscal 2007 were 23 percent of revenue. This gross margin level is considered by management to be normal. Management expects that cost of sales as a percentage of revenue will generally be approximately 75%, which is in line with its historical norm. Fluctuations either up or down of 3% or less in any given period are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

     The Company was incorporated in New Jersey in 1967 and made its initial public offering in 1968. Its common stock, $1 par value (the "Common Stock") was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market (now the NASDAQ Stock Market) where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 186 Princeton Road (Route 571), West Windsor, New Jersey 08550, its telephone number is (609) 799-0071, its fax is
(609) 799-6734 and its website is located at http://www.dataram.com. Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments thereto are available on this website free of charge.



     (b)  Financial information about segments.

          The Company operates in one industry segment.

     (c)  Narrative description of business.

Industry Background

     The market for the Company's memory products is principally the buyers and owners of workstations and network servers and the OEMs that manufacture workstations, servers and other products that use embedded computers. These systems have been important to the growth of the Internet.

     A workstation, like a PC, is designed to provide computer resources to individual users. A workstation differs from a PC by providing substantially greater computational performance, input/output capability and graphic display. Workstations are nearly always networked. As a result of this networking capability of both workstations and PCs, the network server has grown in importance.

     Network servers are computer systems on a network which provide dedicated functions accessible by all workstations and other systems on the same network. Examples of different types of servers in use today are: file servers, communication servers, computation servers, database servers, print servers and storage servers.

     The Company designs, produces and markets memory products for workstations and computer servers sold by Sun, HP, IBM, SGI and Dell. Additionally, the Company produces and markets memory for Intel and AMD processor based motherboards for use by OEMs and channel assemblers.

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

     Management also estimates that in the compatibles market, sales by system vendors constitute 80% of the memory market. To successfully compete with system vendors, the Company must continue to respond to customers' needs in a short time frame. To support customers' needs, the Company has a dedicated and highly automated manufacturing facility that is designed to produce and ship customer orders within twenty-four hours or less.

     The OEM market is also an important part of the Company's business. Management believes that increasingly cost conscious OEMs are looking to independent memory suppliers such as the Company for the low-cost supply of memory modules.


Products

     The Company's principal business is the development, manufacture and marketing of memory modules which can be added to various enterprise servers and workstations to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for the Company and other independent memory manufacturers is straightforward and allows for the use of many standard components.

Distribution

     The Company sells its memory products to OEM's, distributors, value-added resellers and larger end-users. The Company has sales offices in New Jersey, Denmark, France, the United Kingdom, Germany and Japan.

Product Warranty and Service

     Management believes that the Company's reputation for the reliability of its memory products and the confidence of prospective purchasers in the Company's ability to provide service over the life of the product are important factors in making sales. As a consequence, the Company adopted many years ago a Lifetime Warranty program for its memory products. The economic useful life of the computer systems to which the Company's memory modules are attached is almost always substantially less than the physical useful life of the Company's memory products. Thus, memory products are unlikely to "wear out." The Company's experience is that less than 1% of all the products it sells are returned under the Lifetime Warranty.

Working Capital Requirements

     The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal cost is low as a percentage of the total cost of the product. As a result, the world-wide market for DRAMs has swung in the past from period to period from oversupply to shortage. During periods of substantial oversupply, the Company has seen falling prices for DRAMs and wide availability of DRAMs allowing the Company to have minimum inventories to meet the needs of customers. During periods of shortage, DRAMs are allocated and the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. Thus, the Company must maintain large cash reserves. At the present time, the market for DRAMs is one of oversupply. At April 30, 2007, the Company had cash and cash equivalents of $14.1 million and had no debt.

Memory Product Complexity

     DRAM memory products for workstations and enterprise servers had, for many years, been undergoing a process of simplification with a corresponding decline in profit margins as competitors' entry into the market became easier. However, recent trends in the market have seen the development by OEMs of more complex memory designs. This has enabled the Company to increase its margins somewhat.

Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. The Company designs prototype memory modules and subjects them to reliability testing procedures. During its fiscal year ended April 30, 2007, the Company incurred costs of $1,243,000 for engineering and product development, $1,136,000 in fiscal 2006 and $1,300,000 in fiscal 2005.

Raw Materials

     The Company purchases standard DRAMs. The cost of such chips is approximately 75% of the total cost of memory products. Fluctuations in the availability or prices of DRAMs can have a significant impact on the Company's profit.

     The Company has created close relationships with a number of primary suppliers while qualifying and developing alternate sources as a back up.
The qualification program consists of extensive evaluation of process capabilities, on-time delivery performance and financial stability of each supplier. Alternative sources are qualified to normally assure supply in the event of a problem with the primary source or to handle surges in demand.

Manufacturing

     The Company assembles its memory boards at its manufacturing facility in Bucks County, Pennsylvania.

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year and most in a matter of days. The Company's backlog at April 30, 2007 was $579,000, at April 30, 2006 it was $964,000, and at April
30, 2005 it was $3,735,000.

Seasonality

     The Company's business can be seasonal with December and January being the slowest months.

Competition

     The intensely competitive computer industry is characterized by rapid technological change and constant pricing pressures. These characteristics are equally applicable to the third party memory market, where pricing is a major consideration in the buying decision. The Company competes with HP, Sun, IBM, SGI, and Dell, as well as with a number of third party memory suppliers, including Kingston Technology.

     Although many of the Company's competitors possess significantly greater financial, marketing and technological resources, the Company competes favorably based on the buying criteria of price/performance, time-to-market, product quality, reliability, service/support, breadth of product line and compatibility with computer system vendors' technology. The Company's objective is to continue to remain strong in all of these areas with particular focus on price/performance and time-to-market, which management believes are two of the more important criteria in the selection of third party memory product suppliers. Market research and analysis capability by the Company is necessary to ensure timely information on new products and technologies coming from the computer system vendors and from the overall memory market. The Company must continue low cost, high volume production while remaining flexible to satisfy the time-to-market requirement.


     The Company believes that its 40-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty program which provides customers with added confidence in buying from the Company. See "Business-Product Warranty and Service."

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

Employees

     As of April 30, 2007, the Company had 95 full-time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environmental

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2008) or the succeeding fiscal year (fiscal
2009).
















     (d)  Financial information about geographic area sales.

                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other*    Consolidated
        ------        -----      ------     ------    ------------
        2007         $27,583      6,484     4,337       $38,404
        2006         $29,321      9,151     3,323       $41,795
        2005         $50,210      8,716     6,758       $65,684

                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other*    Consolidated
        ------        -----      ------     ------    ------------
        2007           71.8%      16.9%      11.3%        100.0%
        2006           70.1%      21.9%       8.0%        100.0%
        2005           76.4%      13.3%      10.3%        100.0%

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

     WE COULD SUFFER LOSSES IF DRAM PRICES DECLINE SUBSTANTIALLY. We are at times required to maintain substantial inventories during periods of shortage and allocation. Thereafter, during periods of increasing availability of DRAMs and rapidly declining prices, we have been forced to write down inventory. At the present time, the market is one of oversupply, and we seek to maintain a minimum inventory while meeting the needs of customers. But there can be no assurance that we will not suffer losses in the future based upon high inventories and declining DRAM prices.

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

     WE MAY LOSE AN IMPORTANT CUSTOMER. During fiscal 2007, the largest ten customers accounted for approximately 41% of the Company's revenues, with no one customer accounting for 10% or more of the Company's revenues. There can be no assurance that one or more of these customers will cease or materially decrease their business with the Company in the future and that our financial performance will not be adversely affected thereby.

     WE MAY DISCONTINUE PAYING DIVIDENDS. In the most recent quarter we paid a dividend of $0.06 a share and it is our present intention to continue to pay that dividend each quarter into the future. However, our ability to continue paying dividends in this or any other amount is dependent upon our continued ability to generate profits and positive cash flow. While a failure to produce profits and positive cash flow in any particular quarter may not result in the Company discontinuing paying dividends, a succession of small quarterly earnings and cash flows could result in the Board of Directors taking that step. Our statement of intention that we will continue to pay dividends each quarter is not a guarantee.

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

     A PORTION OF OUR OPERATIONS ARE DESIGNED TO MEET THE NEEDS OF THE VERY COMPETITIVE INTEL AND AMD PROCESSOR-BASED MOTHERBOARD MARKET. In addition to selling server memory systems, we develop, manufacturer and market a variety of memory products for motherboards that are Intel or AMD processor based. Many of these products are sold to OEMs and incorporated into computers and other equipment. This is an intensely competitive market with high volumes but lower margins.

     WE MAY MAKE UNPROFITABLE ACQUISITIONS. While we are not currently engaged in discussions which could lead to an acquisition, the possibility exists that an acquisition will be made at some time in the future. Uncertainty surrounds all acquisitions and it is possible that a particular acquisition may not result in a benefit to shareholders, particularly in the short term.

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

     WE ARE SUBJECT TO THE NEW JERSEY SHAREHOLDERS PROTECTION ACT. This statute has the effect of prohibiting any "business combination" - a very broadly defined term - with any "interested shareholder" unless the transaction is approved by the Board of Directors at a time before the interested shareholder had acquired a 10% ownership interest. This prohibition of "business combinations" is for five years after the shareholder became an "interested shareholder" and continues after that time period subject to certain exceptions. A practical consequence of this statute is that a hostile acquisition of our company is unlikely to occur and hostile transactions which might be of benefit to our shareholders are unlikely to occur.


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


                                 PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Incorporated by reference herein is the information set forth in the Company's 2007 Annual Report to Security Holders under the caption "Common Stock Information" at page 5 and the information from the Definitive Proxy Statement under the caption "Equity Plan Compensation Information." No shares were sold other than pursuant to a registered offering during fiscal 2007. In the fourth quarter of fiscal 2007, the Company purchased no shares of its common stock.


Item 6.  SELECTED FINANCIAL DATA

     Incorporated by reference herein is the information set forth in the 2007 Annual Report to Security Holders under the caption "Selected Financial Data" at page 20.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Incorporated by reference herein is the information set forth in the 2007 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" at page 2 through page 5.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated by reference herein is the information set forth in the 2007 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" at page 5.











Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedule        Page in
                                                               Annual
                                                               Report*
Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 2007 and 2006. . . 6

   Consolidated Statements of Earnings - Years ended
        April 30, 2007, 2006 and 2005 . . . . . . . . . . . . . . 7

   Consolidated Statements of Cash Flows -
        Years ended April 30, 2007, 2006 and 2005 . . . . . . . . 8

   Consolidated Statements of Stockholders' Equity -
        Years ended April 30, 2007, 2006 and 2005 . . . . . . . . 9

   Notes to Consolidated Financial Statements -
        Years ended April 30, 2007, 2006 and 2005 . . . . . . . . 10-18

   Reports of Independent Registered Public Accounting
        Firms on Consolidated Financial Statements. . . . . . . . 19

Financial Statement Schedule:

   Valuation and Qualifying Accounts -
        Years ended April 30, 2007, 2006 and 2005 . . . . . . . . 13

   Reports of Independent Registered Public Accounting
        Firms on Financial Statement Schedule . . . . . . . . . . 14-15

   All other schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.
--------------
*Incorporated herein by reference.




Schedule II
                             DATARAM CORPORATION AND SUBSIDIARIES
                                Valuation and Qualifying Accounts
                            Years ended April 30, 2007, 2006 and 2005
                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions     Balance
                                        beginning     and       from      at close
       Description                      of period     expenses  reserves  of period
       ___________                      _________     ________  _________ _________

Year ended April 30, 2007:
   Allowance for doubtful accounts      $  60,000      40,000    30,000*    70,000
   Allowance for sales returns          $ 240,000     393,000   403,000    230,000

Year ended April 30, 2006:
   Allowance for doubtful accounts      $  75,000      (92,000) (77,000)*   60,000
   Allowance for sales returns          $ 250,000      678,000  688,000    240,000

Year ended April 30, 2005:
   Allowance for doubtful accounts      $ 100,000        8,000   33,000*    75,000
   Allowance for sales returns          $ 220,000      843,000  813,000    250,000




*Represents write-offs and recoveries of accounts receivable.

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS



The Board of Directors and Stockholders
Dataram Corporation:

Under date of July 3, 2007, we reported on the consolidated balance sheets of Dataram Corporation and Subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended, as contained in the April 30, 2007 Annual Report to Security Holders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying Index at Item 8. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ J.H. COHN LLP
J.H. Cohn LLP
Lawrenceville, New Jersey
July 3, 2007
























The Board of Directors and Stockholders
Dataram Corporation:

Under date of July 8, 2005, we reported on the consolidated statements of earnings, stockholders' equity and cash flows of Dataram Corporation and subsidiaries for the year ended April 30, 2005, as contained in the April 30, 2007 Annual Report to Security Holders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2007. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the year ended April 30, 2005 as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

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

     The audit reports of KPMG LLP on the consolidated financial statements of the Company and subsidiaries as of and for the years ended April 30, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.


Item 9A.  CONTROLS AND PROCEDURES

     The Company's management acting under the supervision of the Audit Committee is responsible for establishing and maintaining adequate internal controls and procedures to permit accurate financial reporting. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

     There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the Securities and Exchange Commission for non-accelerated filers.


Item 9A(T).  Controls and Procedures

         Not Applicable.


Item 9B.  OTHER INFORMATION

         None.



                                  PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Incorporated by reference herein is the information set forth in the Definitive Proxy Statement under the captions "Executive Officers of the Company", "Nominees for Director" and "Section 16 Compliance." The Company's "Code of Ethics", within the meaning of Item 406 of Registered S-K, is posted on the Company's web site at www.dataram.com


Item 11.  EXECUTIVE COMPENSATION

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

                                 DATARAM CORPORATION
                                 (Registrant)
Date:     July 23, 2007           By: ROBERT V. TARANTINO
                                 --------------------------------
                                 Robert V. Tarantino, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:     July 23, 2007           By: ROBERT V. TARANTINO
                                 --------------------------------
                                  Robert V. Tarantino, President
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors
                                  (Principal Executive Officer)

Date:     July 23, 2007           By: THOMAS A. MAJEWSKI
                                 --------------------------------
                                   Thomas A. Majewski,
                                   Director


Date:     July 23, 2007           By: BERNARD L. RILEY
                                 --------------------------------
                                  Bernard L. Riley, Director


Date:     July 23, 2007           By: ROGER C. CADY
                                 --------------------------------
                                  Roger C. Cady, Director

Date:     July 23, 2007           By: ROSE ANN GIORDANO
                                 --------------------------------
                                   Rose Ann Giordano, Director

Date:     July 23, 2007           By: JOHN H. FREEMAN
                                 --------------------------------
                                   John H. Freeman, Director

Date:     July 23, 2007           By: MARK E. MADDOCKS
                                 --------------------------------
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)






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

10(f) Employment Agreement of Robert V. Tarantino dated as of February 1,
      2005.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005 and filed on July 28, 2005.

10(g) Employment Agreement of Jeffrey H. Duncan dated as of February 1,
      2005.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005 and filed on July 28, 2005.

10(h) Employment Agreement of Mark E. Maddocks dated as of February 1, 2005.*
      Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005 and filed July 28, 2005.


13(a) 2007 Annual Report to Shareholders

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



*Management Contract or Compensatory Plan or Arrangement

































