Form 10-Q
period 2007-07-31
DATARAM CORP
filed 2007-09-07
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)

/ X  /     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ____
Exchange Act of 1934.

For the quarterly period ended      7/31/07
                               ____________
      or
_____

/    /     Transition report pursuant to Section 13 or 15(d) of the Securities
 ____
Exchange Act of 1934.

For the transition period from            to
                               __________

Commission file number                1-8266
                       _______________________________

          DATARAM CORPORATION
______________________________________________________
   (Exact name of registrant as specified in its charter)

     New Jersey                              22-1831409
_______________________________    ____________________
(State or other jurisdiction of   (I.R.S.  Employer Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
___________________________________________________________
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (609) 799-0071
                                                    ______________
__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of August 31, 2007, there were 8,781,788 shares outstanding.


                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         July 31, 2007 and April 30, 2007
                                     (Unaudited)

                                              July 31, 2007     April 30, 2007
Assets
Current Assets:
   Cash and cash equivalents                  $  15,661,126      $  14,138,223
   Trade receivables, less allowance
     for doubtful accounts and sales returns
     of $300,000                                  4,567,389          4,717,101
   Inventories                                    2,292,374          2,121,342
   Deferred income taxes                          1,148,865          1,148,865
   Note receivable                                        0          1,537,500
   Other current assets                             427,600            230,535
                                                 __________         __________
     Total current assets                        24,097,354         23,893,566

Deferred income taxes                               958,000          1,123,000

Property and equipment, at cost:
   Machinery and equipment                       10,838,795         10,885,465
   Leasehold improvements                         2,103,688          2,103,688
                                                 __________         __________
                                                 12,942,483         12,989,153
   Less: accumulated depreciation
     and amortization                            12,276,724         12,205,354
                                                 __________         __________
Net property and equipment                          665,759            783,799

Other assets                                         81,546            104,988
                                                 __________         __________

                                             $   25,802,659      $  25,905,353
                                                 ==========         ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $    1,488,614      $   1,596,593
   Accrued liabilities                              735,003            976,533
                                                 __________         __________
     Total current liabilities                    2,223,617          2,573,126


Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,769,888 at July 31, 2007
      and 8,687,755 at April 30, 2007             8,769,888          8,687,755
   Additional paid-in capital                     6,077,568          5,796,443
   Retained earnings                              8,731,586          8,848,029
                                                 __________         __________

        Total stockholders' equity               23,579,042         23,332,227
                                                 __________         __________
                                              $  25,802,659      $  25,905,353
                                                 ==========         ==========

See accompanying notes to consolidated financial statements.



                        Dataram Corporation and Subsidiaries
                        Consolidated Statements of Operations
                      Three Months Ended July 31, 2007 and 2006
                                   (Unaudited)


                                                   2007               2006



Revenues                                     $   8,616,887      $   9,305,254

Costs and expenses:
   Cost of sales                                 5,579,342          6,900,201
   Engineering and development                     301,438            306,856
   Selling, general and administrative           2,314,669          2,441,108
                                                __________         __________
                                                 8,195,449          9,648,165
                                                __________         __________

Earnings (loss) from operations                    421,438           (342,911)

Other income
   Interest income, net                            201,371            174,133
   Currency gain                                    17,834             62,033
                                    `           __________         __________
Total other income                                 219,205            236,166
                                                 __________        __________

Earnings (loss) before income taxes                640,643           (106,745)

Income tax expense (benefit)                       235,000            (37,000)
                                                __________         __________
Net earnings (loss)                          $     405,643       $    (69,745)
                                                ==========         ==========

Net earnings (loss) per share of common stock
   Basic                                     $         .05        $      (.01)
                                                ==========         ==========
   Diluted                                   $         .05        $      (.01)
                                                ==========         ==========

Dividends per common share                   $         .06        $       .06
                                                ==========         ==========

See accompanying notes to consolidated financial statements.


                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                         Three Months Ended July 31, 2007 and 2006
                                      (Unaudited)
                                                      2007              2006
Cash flows from operating activities:
   Net earnings (loss)                            $  405,643       $  (69,745)
   Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                  96,000           111,000
       Bad debt expense                                4,766            12,045
       Stock-based compensation expense               93,259           133,963
       Loss on sale of property and equipment            707                 0
       Deferred income tax expense (benefit)         165,000           (26,000)
       Excess tax benefits from sale of
         common shares under stock option plan       (39,000)                0
       Changes in assets and liabilities:
         Decrease in trade receivables               144,947           210,661
         Increase in inventories                    (171,032)       (1,347,771)
         Increase in other current assets           (197,065)         (290,695)
         Decrease in other assets                     23,442                 0
         Increase (decrease) in accounts payable    (107,979)          756,826
         Decrease in accrued liabilities            (241,530)          (33,987)
                                                  __________        __________

Net cash provided by (used in)
   operating activities                              177,158          (543,703)
                                                 ___________        __________

Cash flows from investing activities:
   Payment of note receivable                      1,537,500                 0
   Additions to property and equipment                     0          (125,186)
   Proceeds from sale of property and equipment       21,333                 0
                                                 ___________        __________
Net cash provided by (used in)
   investing activities                            1,558,833          (125,186)
                                                 ___________        __________

Cash flows from financing activities:
  Net proceeds from sale of common shares under
     stock option plan                               269,999            13,875
  Excess tax benefits from sale of common
     shares under stock option plan                   39,000                 0
  Dividends paid                                    (522,087)         (509,603)
                                                 ___________        __________

Net cash used in financing activities               (213,088)         (495,728)
                                                 ___________        __________

Net increase (decrease) in cash and
   cash equivalents                                1,522,903        (1,164,617)
Cash and cash equivalents at
   beginning of period                            14,138,223        14,044,398
                                                  __________        __________
Cash and cash equivalents at
   end of period                                $ 15,661,126      $ 12,879,781
                                                  ==========        ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $      1,597      $          0
                                                  ==========        ==========
      Income taxes                              $          0      $     40,000
                                                  ==========        ==========
See accompanying notes to consolidated financial statements.


                        Dataram Corporation and Subsidiaries
                     Notes to Consolidated Financial Statements
                              July 31, 2007 and 2006
                                    (Unaudited)


(1) Basis of Presentation
The information for the three months ended July 31, 2007 and 2006, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended
April 30, 2007 included in the Company's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Net Earnings (Loss) Per Share

Net earnings (loss) per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted earnings per share for the quarter ended July 31, 2007 includes both the weighted average numbers of shares and the dilutive effect of stock options outstanding (using the treasury stock method). For purposes of calculating basic earnings per share for the three months ended July 31, 2006, the denominator excludes the dilutive effect of stock options outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing Basic and Diluted net earnings (loss) per share for fiscal 2008 and 2007:




                                    Three Months ended July 31, 2007
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings, weighted
average common shares
outstanding                       $ 405,643     8,738,105     $  .05

Effect of dilutive securities
-stock options                            -       140,205        .00
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $ 405,643     8,878,310     $  .05
                                   ========     =========     ======


                                    Three Months ended July 31, 2006
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings (loss) per share
-net earnings (loss) and weighted
average common shares
outstanding                       $  (69,745)   8,490,347     $ (.01)

Effect of dilutive securities
-stock options                             -            -          -
                                    _______     _________     ______
Diluted net earnings (loss) per share
-net earnings (loss) and weighted
average common shares
outstanding                       $  (69,745)   8,490,347     $ (.01)
                                   =========    =========     ======

Diluted net earnings per share does not include the effect of options to purchase 592,200 shares of common stock for the three months ended July 31, 2007 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of all options to purchase shares of common stock for the three months ended July 31, 2006 because they are anti-dilutive.

Dividends

The Company pays a dividend on its common stock, currently $0.06 per share per quarter. Cash dividends, paid in the three months ended July 31, 2007 were $522,087. Cash dividends paid in the three months ended July 31, 2006 were $509,603. On August 22, 2007, the Board of Directors declared a $0.06 per share quarterly dividend. The dividend will be payable on September 19, 2007, to shareholders of record as of September 5, 2007.

Common Stock Repurchases

On December 4, 2002 the Company's Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. During the three months ended July 31, 2007 and 2006, the Company did not repurchase any shares of its common stock. As of July 31, 2007, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

Prior to May 1, 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), compensation cost for stock options was recognized using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," ("SFAS 123R") and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under SFAS 123R, the fair value of options granted is amortized over the related service period. SFAS 123R was adopted using the modified prospective transition method; therefore, prior periods have not been restated. Compensation expense recognized in the three months ended July 31, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for any share-based payments granted subsequent to May 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, our earnings before taxes and net earnings for fiscal 2008's three months ended July 31, 2007 are $93,000 and $59,000 lower. Fiscal 2007's three months ended July 31, 2006 earnings before taxes and net earnings were $134,000 and $87,000 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. This resulted in a decrease in our reported basic and diluted net earnings per share of $.01 and $.01, respectively, for the three months ended July 31, 2007 and three months ended July 31, 2006. Compensation expense is recognized in the selling, general and administrative expenses line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. We measure the fair value of stock options using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of $0.06 and risk-free interest rates ranging from 3.0% to 5.0%. Stock options are amortized over their applicable vesting period, which generally ranges from one to four years. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $93,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of July 31, 2007.

A summary of option activity under the plans for the three months ended July 31, 2007 is as follows:

                            Weighted average   Weighted average      Aggregate
                             exercise price  remaining contractual   intrinsic
                  Shares                             life              value*
               __________  ________________  _____________________  __________

Balance
April 30, 2007   1,208,066      $5.24                3.22         $    675,000

Granted                 -           -                  -                  -
Exercised          (82,133)     $2.81                  -               113,000
Expired            (22,500)     $5.45                  -                  -

Balance
July 31, 2007    1,103,433      $5.41                3.14             $468,000
Exercisable
July 31, 2007      910,358      $5.56                2.70             $468,000


   * These amounts represent the difference between the exercise price and $4.04, the closing price of Dataram common stock on July 31, 2007 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dataram common stock on the date of exercise.

Total cash received from the exercise of options in the first quarter ended July 31, 2007 was $270,000, including tax benefits. No options completed vesting during the first quarter ended July 31, 2007. As of July 31, 2007, there was $148,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of nine months. At July 31, 2007, an aggregate of 1,157,800 shares were authorized for future grant under the Company's stock option plans.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash, money market funds and commercial paper with purchased maturities of three months or less when acquired.

(3) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2007 and April 30, 2007 consist of the following categories:

                       July 31, 2007    April 30, 2007
                    ________________    ______________
Raw materials       $      1,676,000    $    1,497,000
Work in process               91,000            42,000
Finished goods               525,000           582,000
                    ________________    ______________
                    $      2,292,000    $    2,121,000
                    ================    ==============

(4) Note Receivable/Other Income

On December 29, 2005, the Company closed on an agreement entered into in fiscal 2003 to sell its undeveloped land. The purchase price was $3,075,000 of which half, or $1,537,500, was paid in the form of a note, that accrued interest, payable monthly at 5% per annum for a period of one year and 7.5% per annum thereafter. The note was secured by a mortgage. Of the remainder, $250,000 had been previously paid as deposits and $1,253,000, which was net of closing costs, was received in cash at closing. The note was paid in full and the mortgage released in the Company's fiscal quarter ended July 31, 2007.

(5) Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2007 and 2006 by geographic region are as follows:

                                       Three months ended   Three months ended
                                       July 31, 2007        July 31, 2006
                                       ________________       ________________
United States                          $      6,389,000     $        6,308,000
Europe                                        1,522,000              2,171,000
Other (principally Asia Pacific Region)         706,000                826,000
                                       ________________       ________________
Consolidated                           $      8,617,000     $        9,305,000
                                       ================       ================


Long-lived assets consist of property and equipment. Long-lived assets and total assets by geographic region as of July 31, 2007 are as follows:

                                     July 31, 2007
                         Long-lived assets     Total assets
                         _________________    ______________
United States           $         666,000     $   25,376,000
Europe                                  0            409,000
Other                                   0             18,000
                        _________________     ______________
Consolidated            $         666,000     $   25,803,000
                        =================     ==============

(6) Significant New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for the Company beginning May 1, 2007. The adoption of FIN 48 had no material effect on the Company's consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. The application of SAB 108 had no effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. As permitted under the standard, the Company adopted the provisions of SFAS No. 157 in its current fiscal year beginning May 1, 2007. The adoption of SFAS No. 157 had no material effect on the Company's consolidated financial statements.

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

The Company is an independent memory manufacturer specializing in high capacity memory and competes with several other large independent memory manufacturers as well as the OEMs mentioned above. The primary raw material used in producing memory boards is dynamic random access memory (DRAM) chips. The purchase cost of DRAM chips typically represents approximately 75% of the total cost of a finished memory board. Consequently, average selling prices for computer memory modules are significantly dependent on the pricing and availability of DRAM chips.

Liquidity and Capital Resources

The Company's cash and working capital position remain strong. As of July 31, 2007, cash and cash equivalents amounted to $15.7 million and working capital amounted to $21.9 million, reflecting a current ratio of 10.8, compared to cash and cash equivalents of $14.1 million and working capital of $21.3 million and a current ratio of 9.3 as of April 30, 2007.

During the first fiscal quarter ended July 31, 2007, net cash provided by operating activities totaled approximately $177,000. Net income in the period was approximately $406,000 and trade receivables decreased by approximately $145,000. Deferred income taxes decreased by $165,000 and depreciation expense recorded in the quarter was $96,000. Non-cash stock-based compensation expense of approximately $93,000 was also recorded in the quarter. The cash provided by operating activities was offset by a decrease in accrued liabilities of approximately $242,000. The decrease in accrued liabilities was primarily the result payment of accrued severance pay. Other current assets increased by approximated $197,000, primarily as a result of an increase in prepaid expenses for to annual maintenance contracts on machinery and equipment and deposits for general insurances. Inventories increased and accounts payable decreased by $171,000 and $108,000, respectively.

Net cash provided by investing activities of approximately $1.6 million for the quarter ended July 31, 2007. This was primarily the result of the payment in full of the note receivable.

Net cash used in financing activities totaled approximately $213,000 for the three months ended July 31, 2007, and consisted of approximately $522,000 of cash dividend payments, offset by approximately $270,000 of cash received from stock option exercises, including tax benefits.

On June 21, 2004, the Company entered into a credit facility with a bank, which provides for up to a $5 million revolving credit line. Advances under the facility were limited to 75% of eligible receivables, as defined in the agreement. The agreement provides for LIBOR rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate. The Company is required to pay a fee equal to one-eighth of one percent per annum on the unused commitment. The agreement contains certain restrictive covenants, specifically a trailing twelve month profitability requirement, a current asset to current liabilities ratio, a total liabilities to tangible net worth ratio and certain other covenants, as defined in the agreement.
The agreement was amended on April 4, 2005. The effect of the amendment was to increase the limit of the Company's combined open market stock repurchases and dividend payments to $2.5 million per year from $1.0 million per year without prior waiver. The agreement was scheduled to expire on June 21, 2006. On June 20, 2006, the agreement was amended. The effect of the amendment was to extend the expiration date of the agreement to August 15, 2008 and remove the eligible accounts receivable limitation on advances under the facility. The amendment also modified the total liabilities to tangible net worth ratio covenant. The Company is in compliance with all covenants of the agreement and there have been no borrowings against the credit line.

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

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2007 are as follows:


                                        Operating leases
Year ending April 30:                   ________________

    2008                                 $      490,000

    2009                                        403,000

    2010                                        411,000

    2011                                        365,000

    2012                                         34,000

    Thereafter                                        0
                                          ______________
    Total minimum lease payments         $    1,703,000
                                         ==============

The Company has no other material commitments.


Results of Operations

Revenues for the three-month period ended July 31, 2007 were $8,617,000 compared to revenues of $9,305,000 for the comparable prior year period, a decrease of approximately 7%. As previously stated, the Company's selling prices are significantly dependent on the pricing and availability of DRAM chips. The Company's products utilize DRAMS of varying capacities, organizations and package types. While the change in the purchase cost of specific DRAMs over time are not necessarily uniform or even move in the same direction, the Company's average purchase cost per DRAM declined by approximately 38% in the first quarter of the current fiscal year from the prior comparable period. Consequently, the Company's selling prices were lower for similar products when compared on a year over year basis. The Company's average selling price per memory module declined by approximately 18% in the first quarter of the current fiscal year compared to last fiscal year's first quarter. The decrease in average selling price was partially offset by increased volume as the number of modules sold increased by approximately 12%.

Revenues for the three-month periods ended July 31, 2007 and 2006 by geographic region were:

                                       Three months ended   Three months ended
                                       July 31, 2007        July 31, 2006
                                       ________________     ________________
United States                          $      6,389,000     $     6,308,000
Europe                                        1,522,000           2,171,000
Other (principally Asia Pacific Region)         706,000             826,000
                                       ________________     _______________
Consolidated                           $      8,617,000     $     9,305,000
                                       ================    ================



Cost of sales for the first quarter fiscal 2007 were 65% of revenues, versus 74% for the same prior year period. The increase in gross margin during fiscal 2008's first quarter was primarily the result of a shift in sales to larger capacity memory modules, which typically command higher margins. As the price of the Company's higher capacity products have come down as a result of lower DRAM costs, they have become a more affordable option for customers with memory intensive applications. Cost of sales also decreased by approximately $128,000 as a result of a reduction of workforce and other factory expenses, which was initiated in the fourth quarter of the prior fiscal year. Management expects that cost of sales as a percent of revenue will generally be approximately 75%, which is in line with its historical norm. Fluctuations either up or down of 3% or less in any given quarter are not unusual and are considered normal by management and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering and development costs in fiscal 2008's first quarter were $301,000, versus $307,000 for the same prior year period. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

Selling, general and administrative costs in the first quarter ended
July 31, 2007 decreased by $126,000 from the comparable prior year period. Included in the current fiscal year's first quarter expense is $93,000 of stock option compensation expense compared to $134,000 in the prior year's first quarter. Excluding the stock option compensation expense, selling, general and administrative expenses declined by approximately $85,000 in fiscal 2008's first quarter from the comparable prior year period. This was primarily the result of the workforce and other cost reductions initiated at the end of the prior fiscal year.

Other income, net for the first quarter fiscal 2008 totaled $219,000 income, versus $236,000 income for the same prior year period. Other income in fiscal 2008's first quarter consisted primarily of $201,000 of net interest income received in the current quarter. Additionally, the current quarter other income included $18,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Fiscal 2007's first quarter other income, net totaled $236,000 and consisted of approximately $174,000 of interest income and $62,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar.

Income tax expense (benefit) for the first quarter of fiscal 2008 was $235,000 expense compared to $37,000 benefit for the same prior year period. The Company's effective tax rate for financial reporting purposes in fiscal 2008 is approximately 34.7%. However, the Company has federal NOL carry-forwards totaling approximately $5.1 million and therefore will continue to make cash payments for income taxes at an approximate rate of 8.0% of pretax earnings until it utilizes all of its NOL carry-forwards.

Critical Accounting Policies

During December 2001, the Securities and Exchange Commission (SEC) published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2007, the Company believes the following accounting policies to be critical.

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

Stock Option Expense - In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued. SFAS 123(R) revises SFAS 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees"
("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company had been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost is measured based on the fair value of the equity or liability instrument issued and amortized over the related service period. The Company adopted the guidance in SFAS 123(R) effective May 1, 2006. As such, the accompanying consolidated statement of operations for the fiscal 2008 and fiscal 2007 first quarter ending July 31 includes, approximately $93,000 and $134,000 of compensation expense, respectively, in the selling, general and administrative expense line item related to the fair value of options granted to employees and directors under the Company's stock-based employee compensation plans which is being amortized over the service period in the financial statements, as required by SFAS 123(R). These awards have been classified as equity instruments, and as such, a corresponding increase of approximately, $93,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of July 31, 2007. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
Expected life is based on the Company's historical experience of option exercises relative to option contractual lives; Expected volatility is based on the historical volatility of the Company's share price; Expected dividend yield assumes the current dividend rate remains unchanged; Risk free interest rate approximates United States government debt rates at the time of option grants.

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


ITEM 4. CONTROLS AND PROCEDURES.

Dataram's management acting under the supervision of the Audit Committee is responsible for establishing and maintaining adequate internal controls and procedures to permit accurate financial reporting. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 4T. CONTROLS AND PROCEDURES.

Not applicable.


                                 PART II: OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     None.

Item 1A.  RISK FACTORS.

     No material changes from Annual Report on Form 10-K.

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



                                      DATARAM CORPORATION



                                      MARK E. MADDOCKS



Date:  September 4, 2007              By:
                                         _________________________
                                      Mark E. Maddocks
                                      Vice President, Finance

                                     (Principal Financial Officer)
	Page 8 of 8
	Page 8 of 8