Form 10-Q
period 2007-10-31
DATARAM CORP
filed 2007-12-10
CIK 27093

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended      October 31, 2007
                                         or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                   to
                              ___________________  ___________________________

Commission file number:                   1-8266
                       _______________________________________________________

                                 DATARAM CORPORATION
______________________________________________________________________________
              (Exact name of registrant as specified in its charter)

    New Jersey                                               22-1831409
______________________________________________________________________________
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
  incorporation or organization)

     P.O. Box 7258, Princeton, NJ                                    08543
______________________________________________________________________________
(Address of principal executive offices)                            (Zip Code)

                                   (609) 799-0071
______________________________________________________________________________
                 (Registrant's telephone number, including area code)
 (Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer [ ]   Accelerated filer [ ]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                   [ ] Yes   [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of December 7, 2007, there were 8,869,184 shares outstanding.


                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         October 31, 2007 and April 30, 2007
                                     (Unaudited)

                                           October 31, 2007     April 30, 2007
Assets
Current Assets:
   Cash and cash equivalents                   $  16,926,363     $  14,138,223
   Accounts receivable, less allowance
     for doubtful accounts and sales returns
     of $300,000                                   4,376,372         4,717,101
   Inventories                                     1,742,775         2,121,342
   Deferred income taxes                           1,148,865         1,148,865
   Note receivable                                         0         1,537,500
   Other current assets                              428,673           230,535
                                                  __________        __________
     Total current assets                         24,623,048        23,893,566

Deferred income taxes                                707,000         1,123,000

Property and equipment, at cost:
   Machinery and equipment                        10,861,537        10,885,465
   Leasehold improvements                          2,103,688         2,103,688
                                                  __________        __________
                                                  12,965,225        12,989,153

   Less: accumulated depreciation
     and amortization                             12,372,724        12,205,354
                                                  __________        __________
Net property and equipment                           592,501           783,799

Other assets                                          78,771           104,988
                                                  __________        __________

                                               $  26,001,320     $  25,905,353
                                                  ==========        ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                            $   1,318,816     $   1,596,593
   Accrued liabilities                               770,652           976,533
                                                  __________        __________
     Total current liabilities                     2,089,468         2,573,126


Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,846,384 at October 31, 2007
      and 8,687,755 at April 30, 2007              8,846,384         8,687,755
   Additional paid-in capital                      6,292,431         5,796,443
   Retained earnings                               8,773,037         8,848,029
                                                  __________        __________

        Total stockholders' equity                23,911,852        23,332,227
                                                  __________        __________
                                               $  26,001,320     $  25,905,353
                                                  ==========        ==========
See accompanying notes to consolidated financial statements.




                          Dataram Corporation and Subsidiaries
                          Consolidated Statements of Earnings
                Three and Six Months Ended October 31, 2007 and 2006

                                   (Unaudited)



                                                            2007                              2006
                                               2nd Quarter        Six Months      2nd Quarter      Six Months

Revenues                                     $   8,556,038      $  17,172,925    $ 10,902,012     $ 20,207,266

Costs and expenses:
   Cost of sales                                 5,313,697         10,893,039       8,325,375       15,225,576
   Engineering and development                     285,643            587,081         319,677          626,533
   Selling, general and administrative           2,285,578          4,600,247       2,382,246        4,823,354
                                                __________         __________      __________       __________
                                                 7,884,918         16,080,367      11,027,298       20,675,463

Earnings (loss) from operations                    671,120          1,092,558        (125,286)        (468,197)

Other income
   Interest income, net                            201,116            402,487         169,160          343,293
   Currency gain                                    27,614             45,448           2,207           64,240
   Other income, net                                     0                  0       2,265,000        2,265,000
                                                __________         __________      __________       __________
Total other income                                 228,730            447,935       2,436,367        2,672,533

Earnings before income taxes                       899,850          1,540,493       2,311,081        2,204,336

Income tax expense                                 331,000            566,000         865,000          828,000
                                                __________         __________      __________       __________
Net earnings                                 $     568,850       $    974,493     $ 1,446,081     $  1,376,336
                                                ==========         ==========      ==========       ==========

Net earnings per share of common stock
   Basic                                     $         .06        $       .11     $       .17    $         .16
                                                ==========         ==========      ==========       ==========
   Diluted                                   $         .06       $        .11     $       .16    $         .16
                                                ==========         ==========      ==========       ==========
Dividends per common share                   $         .06       $        .12     $       .06    $         .12
                                                ==========         ==========      ==========       ==========
See accompanying notes to consolidated financial statements.



                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                        Six Months Ended October 31, 2007 and 2006
                                      (Unaudited)

                                                      2007            2006

Cash flows from operating activities:
   Net earnings                                   $  974,493    $  1,376,336
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
 Depreciation and amortization                       192,000         222,000
       Bad debt expense                               36,125          16,905
       Stock-based compensation expense              165,988         251,243
       Loss on sale of property and equipment            707               0
       Deferred income tax expense                   416,000         646,000
       Excess tax benefits from sale of
         common shares under stock option plan       (74,000)         (66,000)
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable  304,605         (706,782)
         Decrease (increase) in inventories          378,567       (1,921,623)
         Increase in other current assets           (198,138)        (168,715)
         Decrease in other assets                     26,217                0
         Increase (decrease) in accounts payable    (277,777)         922,124
         Decrease in accrued liabilities            (205,881)         (31,823)
                                                  __________       __________

Net cash provided by operating activities          1,738,906          539,665
                                                 ___________       __________

Cash flows from investing activities:
   Payment of note receivable                      1,537,500                0
   Additions to property and equipment               (22,742)        (266,600)
   Proceeds from sale of property and equipment       21,333                0
                                                 ___________        __________
Net cash provided by (used in)
   investing activities                            1,536,091         (266,600)
                                                 ___________        __________

Cash flows from financing activities:
  Net proceeds from sale of common shares under
     stock option plan                               488,629          203,963
     Excess tax benefits from sale of common
     shares under stock option plan                   74,000           66,000
  Dividends paid                                  (1,049,486)      (1,024,139)
                                                 ___________       __________

Net cash used in financing activities               (486,857)        (754,176)
                                                 ___________       __________

Net increase (decrease) in cash and
   cash equivalents                                2,788,140         (481,111)
Cash and cash equivalents at
   beginning of period                            14,138,223       14,044,398
                                                  __________        __________
Cash and cash equivalents at
   end of period                                $ 16,926,363    $  13,563,287
                                                  ==========       ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $      3,194    $           0
                                                  ==========       ==========
      Income taxes                              $    114,000    $     180,000
                                                  ==========        ==========
See accompanying notes to consolidated financial statements.


                     Dataram Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                          October 31, 2007 and 2006
                                 (Unaudited)


(1) Basis of Presentation

The information for the three and six months ended October 31, 2007 and 2006, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.
The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2007 included in the Company's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Net Earnings Per Share

Net earnings per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted earnings per share for the three and six months ended October 31, 2007 and October 31, 2006 includes both the weighted average numbers of shares and the dilutive effect of stock options outstanding (using the treasury stock method).

The following presents a reconciliation of the numerator and denominator used in computing Basic and Diluted net earnings per share for fiscal 2008 and 2007:


                                   Three Months ended October 31, 2007
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $ 568,850     8,824,782     $ .06

Effect of dilutive securities
-stock options                            -        40,710         -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $ 568,850     8,865,492     $ .06
                                   ========     =========     ======



                                   Three Months ended October 31, 2006
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,446,081    8,575,596     $  .17

Effect of dilutive securities
-stock options                            -       229,125       (.01)
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,446,081     8,804,721    $  .16
                                   =========     =========    ======

Diluted net earnings per share does not include the effect of options to purchase 775,366 shares of common stock for the three months ended October 31, 2007 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 543,535 shares of common stock for the three months ended October 31, 2006 because they are anti-dilutive.



                                   Six Months ended October 31, 2007

                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $  974,493    8,781,443     $  .11

Effect of dilutive securities
-stock options                            -        68,943          -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $  974,493    8,850,386     $  .11
                                   ========     =========     ======


                                   Six Months ended October 31, 2006

                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,376,336    8,533,485     $  .16

Effect of dilutive securities
-stock options                            -       272,555          -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,376,336     8,806,040    $  .16
                                   =========     =========    ======

Diluted net earnings per share does not include the effect of options to purchase 776,996 shares of common stock for the six months ended
October 31, 2007 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 618,300 shares of common stock for the six months ended
October 31, 2006 because they are anti-dilutive.


Dividends

The Company pays a dividend on its common stock, currently $0.06 per share per quarter. Cash dividends, paid in the three and six months ended
October 31, 2007 were $527,399 and $1,049,486, respectively. Cash dividends paid in the three and six months ended October 31, 2006 were $514,536 and $1,024,139, respectively. On November 15, 2007, the Board of Directors declared a $0.06 per share quarterly dividend. The dividend will be payable on December 14, 2007, to shareholders of record as of November 30, 2007.

Common Stock Repurchases

On December 4, 2002 the Company's Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. For fiscal 2008 and fiscal 2007 six months ended October 31, 2007 and 2006, the Company did not repurchase any shares of its common stock. As of October 31, 2007, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

Prior to May 1, 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), compensation cost for stock options was recognized using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," ("SFAS 123R") and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under SFAS 123R, the fair value of options granted is amortized over the related service period. SFAS 123R was adopted using the modified prospective transition method; therefore, prior periods have not been restated. Compensation expense recognized in the three and six months ended October 31, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for any share-based payments granted subsequent to May 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company's earnings before taxes and net earnings for fiscal 2008's three and six months ended October 31, 2007 are $73,000 and $47,000 lower, and $166,000 and $106,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. This resulted in a decrease in the Company's reported basic and diluted net earnings per share of $.01 for the three months and six ended October 31, 2007. Fiscal 2007's earnings before taxes and net earnings for the three and six months ended October 31, 2006 were $117,000 and $73,000 lower, respectively, and $251,000 and $157,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. This resulted in a decrease in the Company's reported basic and diluted net earnings per share of $.01 for the three months ended
October 31, 2006, and $.02 for the six months ended October 31, 2006. Compensation expense is recognized in the selling, general and administrative expenses line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. The Company measures the fair value of stock options using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of $0.06 and risk-free interest rates ranging from 3.0% to 5.0%. Stock options are amortized over their applicable vesting period, which generally ranges from one to four years. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $166,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of October 31, 2007.

A summary of option activity under the plans for the six months ended October 31, 2007 is as follows:


                            Weighted average    Weighted average     Aggregate
                             exercise price   remaining contractual  intrinsic
                  Shares                              life             value(1)
                __________  ________________  _____________________  __________

Balance
April 30, 2007   1,208,066       $5.24                3.22         $   675,000

Granted(2)         135,000       $3.33                  -                 -
Exercised         (158,629)      $2.81                  -              163,000
Expired           (134,602)      $5.51                  -                 -

Balance
October 31, 2007 1,049,835       $5.33                3.59             $73,000

Exercisable
October 31, 2007   874,835       $5.63                3.17             $73,000



(1)These amounts represent the difference between the exercise price and $3.21, the closing price of Dataram common stock on October 31, 2007 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dataram common stock on the date of exercise.

(2) The fair value of the stock options granted during the current fiscal year is $1.81 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; expected volatility of 110%; expected dividend yield of 7.2%; expected forfeiture rate of 5%; and a risk-free interest rate of 5.0%.

Total cash received from the exercise of options in the second quarter and six months ended October 31, 2007 was $219,000 and $489,000, respectively, including tax benefits. 147,950 options completed vesting during the second quarter ended October 31, 2007. As of October 31, 2007, there was $319,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of
1.5 years. At October 31, 2007, an aggregate of 1,135,102 shares were authorized for future grant under the Company's stock option plans.


Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash, money market funds and commercial paper with purchased maturities of three months or less when acquired.

(3) Accounts Receivable

Accounts receivable consists of the following categories:

                                        October 31, 2007    April 30, 2007
                                        ________________    ______________
Trade receivables                       $      4,366,000    $    4,989,000
VAT receivable                                   310,000            14,000
Other                                                  0            14,000
Allowance for doubtful accounts
  and sales returns                             (300,000)         (300,000)
                                        ________________    ______________
                                        $      4,376,000    $    4,717,000
                                        ================    ==============

(4) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2007 and April 30, 2007 consist of the following categories:

                    October 31, 2007    April 30, 2007
                    ________________    ______________
Raw materials       $      1,354,000    $    1,497,000
Work in process               31,000            42,000
Finished goods               358,000           582,000
                    ________________    ______________
                    $      1,743,000    $    2,121,000
                    ================    ==============

(5) Note Receivable/Other Income

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

(6) Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six month periods ended October 31, 2007 and 2006 by geographic region are as follows:


                                       Three months ended   Six months ended
                                       October 31, 2007     October 31, 2007
                                       ________________     ________________
United States                          $      5,850,000     $     12,239,000
Europe                                        1,970,000            3,492,000
Other (principally Asia Pacific Region)         736,000            1,442,000
                                       ________________     ________________
Consolidated                           $      8,556,000     $     17,173,000
                                       ================     ================


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
                                       ================     ================





Long-lived assets consist of property and equipment. Long-lived assets and total assets by geographic region as of October 31, 2007 are as follows:

                                     October 31, 2007
                          Long-lived assets    Total assets
                          _________________    ______________
United States            $         593,000     $   25,788,000
Europe                                   0            207,000
Other                                    0              6,000
                         _________________     ______________
Consolidated             $         593,000     $   26,001,000
                         =================     ==============

(7) Significant New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for the Company beginning May 1, 2007. The adoption of FIN 48 had no material effect on the Company's consolidated financial statements.

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

(8) Concentration of Credit Risk

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

Liquidity and Capital Resources

The Company's cash and working capital position remain strong. As of October 31, 2007, cash and cash equivalents amounted to $16.9 million and working capital amounted to $22.5 million, reflecting a current ratio of 11.8, compared to cash and cash equivalents of $14.1 million and working capital of $21.3 million and a current ratio of 9.3 as of April 30, 2007.

During the first six months of fiscal year 2008, net cash provided by operating activities totaled approximately $1.7 million. Net income in the first six months of fiscal 2008 was approximately $1.0 million. Deferred income taxes also decreased by $416,000. This decrease which was due to the Company's first six months federal income tax expense, was offset by federal net operating loss (NOL) carry-forwards. Depreciation expense in the first six month's of fiscal 2008 was $192,000. Trade receivable decreased by approximately $305,000 and inventory decreased by approximately $379,000. Inventory decreased as result of a decrease of raw material purchases necessitated by recent changes in the DRAM marketplace. Non-cash stock-based compensation expense of approximately $166,000 was also recorded in the fiscal 2008's first six months. The positive effect on cash balances of these activities was partially offset by a decrease of a $278,000 in accounts payable. Accrued liabilities also decreased by approximately $206,000, primarily the result of payment of accrued severance. Other current assets also increased by approximately $198,000, primarily as a result of an increase in prepaid income taxes and other expenses related to annual maintenance contracts and annual insurance deposits.

Net cash provided by investing activities was approximately $1.5 million for the six months ended October 31, 2007. This was primarily the result of the payment in full of the note receivable.

Net cash used in financing activities totaled approximately $487,000 for the six months ended October 31, 2007, and consisted of approximately $1.0 million of cash dividend payments, offset by approximately $563,000 of cash received from stock option exercises, including tax benefits.

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


Results of Operations

Revenues for the three-month period ended October 31, 2007 were $8,556,000 compared to revenues of $10,902,000 for the comparable prior year period, a decrease of approximately 22%. Fiscal 2008 six-month revenues totaled $17,173,000 versus six-month revenues of $20,207,000 in the prior year, a decrease of approximately 15%. As previously stated, the Company's selling prices are significantly dependent on the pricing and availability of DRAM chips. The Company's products utilize DRAMs of varying capacities, organizations and package types. While the change in the purchase cost of specific DRAMs over time are not necessarily uniform or even move in the same direction, the cost of DRAMs declined, on average, by approximately 50% during the first six months of the fiscal year. Consequently, the Company's selling prices were lower for similar products when compared on a year over year basis.

Revenues for the three and six month periods ended October 31, 2007 and 2006 by geographic region are as follows:

                                       Three months ended     Six months ended
                                       October 31, 2007       October 31, 2007
                                       ________________       ________________
United States                          $      5,850,000       $     12,239,000
Europe                                        1,970,000              3,492,000
Other (principally Asia Pacific Region)         736,000              1,442,000
                                       ________________       ________________
Consolidated                           $      8,556,000       $     17,173,000
                                       ================       ================


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
                                       ================       ================




Cost of sales for the second quarter and six months were 62% and 63% of revenues, respectively, versus 76% and 75% for the same respective prior year periods. The increase in gross margin during fiscal 2008 was primarily the result of a shift in sales to larger capacity memory modules, which typically command higher margins. As the price of the Company's higher capacity products have come down as a result of lower DRAM costs, they have become a more affordable option for customers with memory intensive applications. Cost of sales also decreased by approximately $295,000 as a result of a reduction of workforce and other factory expenses, which was initiated in the fourth quarter of the prior fiscal year.

Engineering and development expense in fiscal 2008's second quarter and six months were $286,000 and $587,000, respectively, versus $320,000 and $627,000 for the same respective prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

Selling, general and administrative expense in fiscal 2008's second quarter and six months decreased by $97,000 and $223,000, respectively, from the comparable prior year periods. Included in the current fiscal year's second quarter and six months expense is $73,000 and $166,000, respectively, of stock-based compensation expense, compared to $117,000 and $251,000 in the comparable prior year periods. Excluding the stock-based compensation expense, selling, general and administrative expenses declined by approximately $52,000 and $138,000, respectively, versus the same prior year periods. This was primarily the result of the workforce and other cost reductions initiated at the end of the prior fiscal year.

Other income, net for the second quarter and six months totaled $229,000 and $448,000, respectively, for fiscal 2008 and $2.4 million and $2.7 million, for the same respective periods in fiscal 2007. Other income in fiscal 2008's second quarter consisted primarily of $201,000 of net interest income received in the current quarter. Additionally, other income included $28,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Fiscal 2008's six months consisted primarily of $402,000 of net interest income received and $45,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Other income in fiscal 2007's second quarter consisted primarily of $2.3 million received from a DRAM manufacturer related to a settlement agreement that the Company entered into in the quarter. Other income in fiscal 2007's six months consisted primarily of the aforementioned $2.3 million dollar settlement and $343,000 of net interest income. Additionally, there was $64,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar.

Income tax expense for the second quarter and six months of fiscal 2008 was $331,000 and $566,000 respectively, verses $865,000 and $828,000 for the same prior year periods. The Company's effective tax rate for financial reporting purposes in fiscal 2008 is approximately 34.7%. However, the Company has federal NOL carry-forwards totaling approximately $5.1 million and therefore will continue to make cash payments for income taxes at an approximate rate of 8.0% of pretax earnings until it utilizes all of its NOL carry-forwards.






Critical Accounting Policies

During December 2001, the Securities and Exchange Commission (SEC) published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2007, the Company believes the following accounting policies to be critical:

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

Stock Option Expense - In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued. SFAS 123(R) revises SFAS
123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company had been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost is measured based on the fair value of the equity or liability instrument issued and amortized over the related service period. The Company adopted the guidance in SFAS 123(R) effective May 1, 2006. As such, the accompanying consolidated statement of operations for the fiscal 2008's second quarter and six months ended October 31, 2007 includes, approximately $73,000 and $166,000, of compensation expense, respectively, in the selling, general and administrative expense line item related to the fair value of options granted to employees and directors under the Company's stock-based employee compensation plans which is being amortized over the service period in the financial statements, as required by SFAS 123(R). These awards have been classified as equity instruments, and as such, a corresponding increase of approximately, $166,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of October 31, 2007. Fiscal 2007's second quarter and six months ended October 31, 2006 includes, approximately $117,000 and $251,000, of compensation expense, respectively in the selling, general and administrative expense line and as such, a corresponding increase of approximately, $251,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of October 31, 2006. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: Expected life is based on the Company's historical experience of option exercises relative to option contractual lives; Expected volatility is based on the historical volatility of the Company's share price; Expected dividend yield assumes the current dividend rate remains unchanged; Risk free interest rate approximates United States government debt rates at the time of option grants.


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



ITEM 4. CONTROLS AND PROCEDURES.

Dataram's management acting under the supervision of the Audit Committee is responsible for establishing and maintaining adequate internal controls and procedures to permit accurate financial reporting. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter and six month period ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2007, Dataram held its Annual Meeting of Shareholders. At that meeting, the Shareholders elected Directors for an annual term and ratified the selection of accountants. The results of that voting are as follows:

     1.  Election of Directors.  The votes were received as follows:
                                                                      BROKERS'
                                        FOR              WITHHELD     NONVOTES

         Robert V. Tarantino         7,988,385            163,628        0
         Roger C. Cady               7,983,522            168,491        0
         Thomas A. Majewski          7,987,835            164,178        0
         Bernard L. Riley            7,995,858            156,155        0
         Rose Ann Giordano           7,990,168            161,845        0
         John H. Freeman             8,000,308            151,705        0

     2.  Ratification of accountants:
                                                                      BROKERS'
             FOR                       AGAINST            ABSTAIN     NONVOTES

          8,079,894                     42,535             29,584        0


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



                                      DATARAM CORPORATION



                                      MARK E. MADDOCKS



Date:     December 10, 2007         By:
                                       __________________________
                                    Mark E. Maddocks
                                    Vice President, Finance

                                    (Principal Financial Officer)






	Page 8 of 8