Form 10-Q
period 2008-01-31
DATARAM CORP
filed 2008-03-04
CIK 27093

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 2008

                                         or

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

Large accelerated filer [ ]   Accelerated filer [ ]  Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                   [ ] Yes   [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of February 29, 2008, there were 8,869,184 shares outstanding.

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         January 31, 2008 and April 30, 2007
                                     (Unaudited)

                                       January 31, 2008         April 30, 2007
Assets
Current Assets:
   Cash and cash equivalents           $  18,155,769             $  14,138,223
   Accounts receivable, less allowance
     for doubtful accounts and sales returns
     of $250,000 at January 31, 2008 and
     $300,000 at April 30, 2007            2,629,054                 4,717,101
   Inventories                             1,710,350                 2,121,342
   Deferred income taxes                   1,133,866                 1,148,865
   Note receivable                                 0                 1,537,500
   Other current assets                      206,907                   230,535
                                          __________                __________
     Total current assets                 23,835,946                23,893,566

Deferred income taxes                        675,450                 1,123,000

Property and equipment, at cost:
   Machinery and equipment                10,920,555                10,885,465
   Leasehold improvements                  2,103,688                 2,103,688
                                          __________                __________
                                          13,024,243                12,989,153
   Less: accumulated depreciation
     and amortization                     12,436,724                12,205,354
                                          __________                __________
Net property and equipment                   587,519                   783,799

Other assets                                  78,771                   104,988

                                          __________                __________

                                       $  25,177,686             $  25,905,353
                                          ==========                ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                    $     756,914             $   1,596,593
   Accrued liabilities                       734,359                   976,533
                                          __________                __________
     Total current liabilities             1,491,273                 2,573,126

Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,869,184 at January 31, 2008
      and 8,687,755 at April 30, 2007      8,869,184                 8,687,755
   Additional paid-in capital              6,343,067                 5,796,443
   Retained earnings                       8,474,162                 8,848,029
                                          __________                __________

        Total stockholders' equity        23,686,413                23,332,227
                                          __________                __________
                                       $  25,177,686             $  25,905,353
                                          ==========                ==========
See accompanying notes to consolidated financial statements.


                        Dataram Corporation and Subsidiaries
                        Consolidated Statements of Operations
                Three and Nine Months Ended January 31, 2008 and 2007

                                   (Unaudited)



                                                            2008                              2007
                                               3rd Quarter        Nine Months      3rd Quarter     Nine Months

Revenues                                     $   6,675,545      $  23,848,470    $  9,366,258     $ 29,573,524

Costs and expenses:
   Cost of sales                                 4,031,565         14,924,604       7,504,751       22,730,327
   Engineering and development                     313,463            900,544         295,271          921,804
   Selling, general and administrative           2,116,578          6,716,735       2,249,734        7,073,088
                                                __________         __________      __________       __________
                                                 6,461,606         22,541,883      10,049,756       30,725,219

Earnings (loss) from operations                    213,939          1,306,587        (683,498)      (1,151,695)


Interest income, net                               194,582            597,069         174,957          518,250
Currency gain                                       38,665             84,113          38,020          102,260
Other income, net                                        0                  0               0        2,265,000
                                                __________         __________      __________       __________
Total other income                                 233,247            681,182         212,977        2,885,510

Earnings (loss) before income taxes                447,186          1,987,769        (470,521)       1,733,815

Income tax provision (benefit)                     214,000            780,000        (173,000)         655,000
                                                __________         __________      __________       __________
Net earnings (loss)                          $     233,186       $  1,207,769     $  (297,521)    $  1,078,815
                                                ==========         ==========      ==========       ==========

Net earnings (loss) per share of common stock
   Basic                                     $         .03       $        .14     $      (.03)    $        .13
                                                ==========         ==========      ==========       ==========
   Diluted                                   $         .03       $        .14     $      (.03)    $        .12
                                                ==========         ==========      ==========       ==========

Dividends per common share                   $         .06       $        .18     $       .06    $         .18
                                                ==========         ==========      ==========       ==========
See accompanying notes to consolidated financial statements.


                            Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                         Nine Months Ended January 31, 2008 and 2007
                                      (Unaudited)
                                                     2008             2007

Cash flows from operating activities:
   Net income                                   $  1,207,769     $  1,078,815
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                 256,001          333,000
       Bad debt expense (recovery)                   (19,490)          22,464
       Stock-based compensation expense              231,421          345,877
       Loss on sale of property and equipment            707                0
       Deferred income tax expense                   462,549          491,000
       Tax benefit from sale of common shares
       under stock option plan                       (82,000)         (66,000)
       Changes in assets and liabilities:
         Decrease in accounts receivable           2,107,537          561,127
         Decrease (increase) in inventories          410,992         (349,385)
         Decrease (increase) in other current assets  23,628         (139,145)
         Decrease in other assets                     26,217                0
         Decrease in accounts payable               (839,679)        (876,839)
         Decrease in accrued liabilities            (242,174)         (28,172)
                                                  __________       __________
Net cash provided by operating activities          3,543,478        1,372,742
                                                  __________       __________

Cash flows provided by (used in)
 investing activities -
   Payment of note receivable                      1,537,500                0
   Additions to property and equipment               (81,761)        (318,066)
   Proceeds from sales of property and equipment      21,333                0
                                                  __________       __________
   Net cash provided by (used in)                  1,477,072         (318,066)
   investing activities                           __________       __________
Cash flows used in financing activities:
  Proceeds from sale of common shares under
  stock option plan                                  496,632          254,495
  Tax benefit from sale of common shares
  under stock option plan                             82,000           66,000
  Cash dividends                                  (1,581,636)      (1,538,675)
                                                  ___________      __________
Net cash used in financing activities             (1,003,004)      (1,218,180)
                                                 ___________       __________

Net increase (decrease) in
   cash and cash equivalents                       4,017,546         (163,504)

Cash and cash equivalents at
   beginning of period                            14,138,223       14,044,398
                                                  __________       __________
Cash and cash equivalents at
   end of period                                $ 18,155,769     $ 13,880,894
                                                  ==========       ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $      4,774     $      3,208
      Income taxes                              $    114,000     $    205,000

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries
Notes to Consolidated Financial Statements January 31, 2008 and 2007
(Unaudited)



(1) Basis of Presentation

The information for the three and nine months ended January 31, 2008 and 2007 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America.
The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended
April 30, 2007 included in the Company's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2007 balance sheet has been derived from those statements.

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

Net Earnings Per Share

Net earnings per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock issued and outstanding during the period. For purposes of calculating diluted net earnings per share for the three and nine months ended January 31, 2008, and the nine months ended January 31, 2007, the denominator includes both the weighted average number of shares of common stock issued and outstanding and also includes the dilutive effect of stock options outstanding (using the treasury stock method). For the three-month period ended January 31, 2007 the denominator does not include the dilutive effect of stock options outstanding because they would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing Basic and Diluted net earnings per share for fiscal 2008 and 2007.


                                   Three Months ended January 31, 2008
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $ 233,186     8,869,184     $  .03
Effect of dilutive securities
-stock options                            -         5,507          -
                                   _________    _________    _______
Diluted net earnings per share
-net earnings weighted
average common shares
outstanding and effect of
stock options                     $ 233,186     8,874,691     $  .03
                                   =========    =========     ======
                                   Three Months ended January 31, 2007
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                       $ (297,521)   8,668,964     $ (.03)
Effect of dilutive securities
-stock options                            -             -          -
                                   _________    _________    _______
Diluted net loss per share
-net loss weighted
average common shares
outstanding and effect of
stock options                     $ (297,521)   8,668,964     $ (.03)
                                   =========    =========     ======


Diluted net earnings per share does not include the effect of options to purchase 826,725 shares of common stock for the three months ended January 31, 2008 because they are anti-dilutive.

                                    Nine Months ended January 31, 2008
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,207,769    8,810,690     $  .14

Effect of dilutive securities
-stock options                            -        39,952          -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,207,769    8,850,642     $  .14
                                   =========    =========     ======

                                    Nine Months ended January 31, 2007
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,078,815    8,549,122     $  .13

Effect of dilutive securities
-stock options                            -       250,427       (.01)
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,078,815    8,799,549     $  .12
                                   ========     =========     ======

Diluted net earnings per share does not include the effect of options to purchase 740,555 shares of common stock for the nine months ended
January 31, 2008 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 572,119 shares of common stock for the nine months ended
January 31, 2007 because they are anti-dilutive.


Dividends

The Company pays a dividend on its common stock, currently $0.06 per share per quarter. Cash dividends, paid in the three and nine months ended January 31, 2008 were $532,151 and $1,581,636, respectively. Cash dividends paid in the three and nine months ended January 31, 2007 were $514,536 and $1,538,675, respectively. On February 19, 2008, the Board of Directors declared a $0.06 per share quarterly dividend. The dividend is payable on March 14, 2008, to shareholders of record as of February 29, 2008.

Common Stock Repurchases

On December 4, 2002 the Company's Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. For the nine months ended January 31, 2008 and 2007, the Company did not repurchase any shares of its common stock. As of January 31, 2008, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

Prior to May 1, 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), compensation cost for stock options was recognized using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," ("SFAS 123R") and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under SFAS 123R, the fair value of options granted is amortized over the related service period. SFAS 123R was adopted using the modified prospective transition method; therefore, prior periods have not been restated. Compensation expense recognized in the three and nine month periods ended January 31, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for any share-based payments granted subsequent to May 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company's current fiscal year's third quarter and nine months selling, general and administrative expense includes $66,000 and $231,000, respectively, of stock-based compensation expense, compared to $95,000 and $346,000 in the comparable prior year periods. The Company measures the fair value of stock options using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of $0.06 and risk-free interest rates ranging from 3.0% to 5.0%. Stock options are amortized over their applicable vesting period, which generally ranges from one to four years. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $231,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of January 31, 2008.

A summary of option activity under the plans for the nine months ended January 31, 2008 is as follows:

                            Weighted average    Weighted average     Aggregate
                             exercise price   remaining contractual  intrinsic
                 Shares                               life             value(1)
                __________  ________________  _____________________  __________

Balance
April 30, 2007   1,208,066       $5.24                3.22        $    675,000

Granted(2)         135,000       $3.33                  -                 -
Exercised         (292,464)      $2.81                  -         $    240,000
Expired           (134,602)      $5.51                  -                 -
                 _________

Balance
January 31, 2008   916,000       $5.69                3.86        $     24,000
                 =========

Exercisable
January 31, 2008   741,000       $6.14                3.48        $     24,000
                 =========



   (1)These amounts represent the difference between the exercise price and $3.26, the closing price of Dataram common stock on January 31, 2008 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dataram common stock on the date of exercise.

   (2) The fair value of the stock options granted during the current fiscal year is $1.81 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life of 5 years; expected volatility of 110%; expected dividend yield of 7.2%; expected forfeiture rate of 5%; and a risk-free interest rate of 5.0%.

Total cash received from the exercise of options in the third quarter and nine months ended January 31, 2008 was $8,000 and $497,000, respectively, including tax benefits. No options completed vesting during the third quarter ended January 31, 2008. As of January 31, 2008, there was $251,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.3 years. At January 31, 2008, an aggregate of 1,135,102 shares were authorized for future grant under the Company's stock option plans.


(2) Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash, money market funds and commercial paper with purchased maturities of three months or less when acquired.


(3) Accounts Receivable

Accounts receivable consists of the following categories:

                                        January 31, 2008    April 30, 2007
                                        ________________    ______________
Trade receivables                       $      2,831,000    $    4,989,000
VAT receivable                                    48,000            14,000
Other                                                  0            14,000
Allowance for doubtful accounts
  and sales returns                             (250,000)         (300,000)
                                        ________________    ______________
                                        $      2,629,000    $    4,717,000
                                        ================    ==============


(4) Inventory valuation

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2008 and April 30, 2007 consist of the following categories:


                    January 31, 2008    April 30, 2007
                    ________________    ______________
Raw materials       $      1,432,000    $    1,497,000
Work in process               14,000            42,000
Finished goods               264,000           582,000
                    ________________    ______________
                    $      1,710,000    $    2,121,000
                    ================    ==============


(5) Note Receivable

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


(6) Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and nine month periods ended January 31, 2008 and 2007 by geographic region are as follows:


                                      Three months ended     Nine months ended
                                       January 31, 2008       January 31, 2008
                                       ________________       ________________
United States                          $      4,839,000       $     17,078,000
Europe                                        1,234,000              4,726,000
Other (principally Asia Pacific Region)         603,000              2,044,000
                                       ________________       ________________
Consolidated                           $      6,676,000       $     23,848,000
                                       ================       ================


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
                                       ================       ================





Long-lived assets consist of property and equipment. Long-lived assets and total assets by geographic region as of January 31, 2008 are as follows:

                    Long-lived assets     Total assets
                    _________________    ______________
United States       $         588,000    $   25,073,000
Europe                              0            91,000
Other                               0            14,000
                    _________________    ______________
Consolidated        $         588,000    $   25,178,000
                    =================    ==============


(7) Significant New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for the Company beginning May 1, 2007. The adoption of FIN 48 had no material effect on the Company's consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company beginning May 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.

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

The Company is an independent memory manufacturer specializing in high capacity memory and competes with several other large independent memory manufacturers as well as the OEMs mentioned above. The primary raw material used in producing computer memory boards is dynamic random access memory
(DRAM) chips and typically represents between 50% and 90% (depending on the capacity of the memory board) of the total product cost. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAM chips.

Liquidity and Capital Resources

The Company's cash and working capital position remain strong. As of January 31, 2008, cash and equivalents amounted to $18.2 million and working capital amounted to $22.3 million, reflecting a current ratio of 16.0, compared to cash and equivalents of $14.1 million and working capital of $21.3 million and a current ratio of 9.3 as of April 30, 2007.

During the first nine months of fiscal year 2008, net cash provided by operating activities totaled approximately $3.5 million. Net income in the first nine months of fiscal 2008 was approximately $1.2 million. Accounts receivable decreased by approximately $2.1 million as a result of lower sequential quarterly revenues. Deferred income taxes also decreased by $463,000. This decrease, which was due to the Company's first nine months federal income tax expense, was offset by federal net operating loss (NOL) carry-forwards. Depreciation and amortization expense in the first nine months of fiscal 2008 was $256,000. Inventories decreased by $411,000, primarily as a result of the decline in DRAM costs. Non-cash stock-based compensation expense of approximately $231,000 was recorded. The positive effect on cash and cash equivalents from these factors was partially offset by a decrease in accounts payable of approximately $840,000 as well as a decrease in accrued liabilities of approximately $242,000, primarily as a result of payment of accrued severance.

Net cash provided by investing activities was approximately $1.5 million for the nine months ended January 31, 2008. This was primarily the result of the payment in full of the note receivable.

Net cash used in financing activities of approximately $1.0 million for the nine months ended January 31, 2008, consists of approximately $1.6 million cash dividend payments, offset by approximately $497,000 of cash received from stock option exercises including tax benefit of $82,000.

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

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2007 are as follows:


                                     Operating leases
Year ending April 30:                 ______________
      2008                           $       490,000
      2009                                   403,000
      2010                                   411,000
      2011                                   365,000
      2012                                    34,000
Thereafter                                         0

                                      ______________
Total minimum lease payments         $     1,703,000
                                     ===============

The Company has no other material commitments.

Results of Operations

Revenues for the three-month period ended January 31, 2008 were $6,676,000 compared to revenues of $9,366,000 for the comparable prior year period, a decrease of approximately 29%. Fiscal 2008 nine-month revenues totaled $23,848,000 versus nine-month revenues of $29,574,000 in the prior year, a decrease of approximately 19%. As previously stated, the Company's selling prices are significantly dependent on the pricing and availability of DRAM chips. The Company's products utilize DRAMs of varying capacities, organizations and package types. While the changes in the purchase cost of specific DRAMs over time are not necessarily uniform or even move in the same direction, the Company's purchase cost per DRAMs declined, on average, by approximately 38% during the first nine months of the fiscal year. Consequently, the Company's selling prices were lower for similar products when compared on a year over year basis.


Revenues for the three and nine month periods ended January 31, 2008 and 2007 by geographic region are as follows:



                                      Three months ended     Nine months ended
                                       January 31, 2008      January 31, 2008
                                       ________________      ________________
United States                          $      4,839,000      $     17,078,000
Europe                                        1,234,000             4,726,000
Other (principally Asia Pacific Region)         603,000             2,044,000
                                       ________________      ________________
Consolidated                           $      6,676,000      $     23,848,000
                                       ================      ================


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
                                       ================      ================



Cost of sales for the third quarter and nine months were 60% and 63% of revenues, respectively, versus 80% and 77% for the same respective prior year periods. There are three primary factors which have contributed to the percentage decline. First, the Company's general pricing strategy has been to reduce its selling prices by approximately the same amount as the cost savings realized from lower DRAM prices. This has had the effect of increasing the realized gross margin percentage. Secondly, in fiscal 2008 there has been a shift in sales to larger capacity memory modules, which typically command higher margins. As the price of the Company's higher capacity products have come down as a result of lower DRAM costs, they have become a more affordable option for customers with memory intensive applications. Thirdly, year over year nine-month cost of sales also includes a savings of approximately $525,000 as a result of a reduction in workforce and other manufacturing costs initiated in the fourth quarter of the prior fiscal year.

Engineering and development costs in fiscal 2008's third quarter and nine months were $313,000 and $901,000, respectively, versus $295,000 and $922,000 for the same respective prior year periods. The Company intends to maintain its commitment to the timely introduction of new memory products as new computers are introduced.

Selling, general and administrative expense in fiscal 2008's third quarter and nine months decreased by $133,000 and $356,000, respectively, from the comparable prior year periods. Included in the current fiscal year's third quarter and nine months expense are $66,000 and $231,000, respectively, of stock-based compensation expense, compared to $95,000 and $346,000 in the comparable prior year periods. Excluding stock-based compensation expense, selling, general and administrative expenses declined by approximately $104,000 and $241,000, respectively, versus the same prior year periods. This was primarily the result of workforce and other cost reductions initiated at the end of the prior fiscal year.

Other income, net for the third quarter and nine months totaled $233,000 and $681,000, respectively, for fiscal 2008 and $213,000 and $2.9 million, for the same respective periods in fiscal 2007. Other income in fiscal 2008's third quarter consisted primarily of $195,000 of net interest income received in the current quarter. Additionally, other income included $39,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Fiscal 2008's nine months consisted primarily of $597,000 of net interest income received and $84,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Other income in fiscal 2007's third quarter consisted primarily of $175,000 interest income. Additionally, there was $38,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Other income for fiscal 2007's nine months consisted primarily of $2.3 million received from a DRAM manufacturer related to a settlement agreement that the Company entered into in the second quarter. Additionally, there was $518,000 of interest income and $102,000 foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar.


Income tax expense for the third quarter and nine months of fiscal 2008 was $214,000 and $780,000 respectively, versus a benefit of ($173,000) and $655,000 of expense for the same prior year periods. The Company's effective tax rate for financial reporting purposes in fiscal 2008 is approximately 39%. However, the Company has federal NOL carry-forwards totaling approximately $4.7 million and therefore will continue to make cash payments for income taxes at an approximate rate of 10% of pretax earnings until it utilizes all of its NOL carry-forwards.


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

Stock Option Expense - In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued. SFAS 123(R) revises SFAS
123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company had been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost is measured based on the fair value of the equity or liability instrument issued and amortized over the related service period. The Company adopted the guidance in SFAS 123(R) effective May 1, 2006. The accompanying consolidated statements of operations for the third quarter and nine months ended January 31, 2008 includes approximately $66,000 and $231,000, respectively, of compensation expense in selling, general and administrative expense related to the fair value of options granted to employees and directors under the Company's stock-based employee compensation plans, which is being amortized over the service period in the financial statements, as required by SFAS 123(R). These awards have been classified as equity instruments, and as such, a corresponding increase of approximately, $231,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of January 31, 2008. The third quarter and nine months ended January 31, 2007 includes approximately $95,000 and $346,000, respectively, of compensation expense, in selling, general and administrative expense and as such, a corresponding increase of approximately $346,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of January 31, 2007. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: Expected life is based on the Company's historical experience of option exercises relative to option contractual lives; Expected volatility is based on the historical volatility of the Company's share price; Expected dividend yield assumes the current dividend rate remains unchanged; Risk free interest rate approximates United States government debt rates at the time of option grants.


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


ITEM 4. CONTROLS AND PROCEDURES.

Dataram's management, acting under the supervision of the Audit Committee, is responsible for establishing and maintaining adequate internal controls and procedures to permit accurate financial reporting. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act
Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter and nine month period ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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



                                      DATARAM CORPORATION



                                      MARK E. MADDOCKS



Date: March 3, 2008                   By:_______________________
                                      Mark E. Maddocks
                                      Vice President, Finance

                                      (Principal Financial Officer)