Form 10-K
period 2008-04-30
DATARAM CORP
filed 2008-07-25
CIK 27093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2008.

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

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell-company (as
defined in Rule 12b-2 of the Act).                    Yes [ ]     No [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant's most recently completed second quarter, October 31, 2007, was $28,396,892.

     The number of shares of Common Stock outstanding on July 25, 2008 was 8,869,184 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 25, 2008 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  2008 Annual Report to Security Holders










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

     Item 10.  Directors, Executive Officers, and
               Corporate Governance . . . . . . . . . . . . . . 16

     Item 11.  Executive Compensation . . . . . . . . . . . . . 16

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management and
               Related Stockholder Matters. . . . . . . . . . . 16

     Item 13.  Certain Relationships and Related
               Transactions, and Director Independence. . . . . 16

     Item 14.  Principal Accounting Fees and Services . . . . . 16

Part IV

     Item 15.  Exhibits, Financial Statement Schedules . . . .  16

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 17
                                     2


                                   PART I

Item 1.  BUSINESS

     (a)  General development of business.

     Dataram Corporation (the "Company") is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers ("OEMs") and compatible memory for computers manufactured by Hewlett-Packard Company ("HP"), Sun Microsystems, Inc. ("Sun"), International Business Machines Corporation ("IBM") and Dell Corporation ("Dell"). The Company also manufactures a line of memory products for Intel and AMD motherboard based servers for sale to OEMs and channel assemblers.

     The Company's memory products are sold worldwide to OEMs, distributors, value-added resellers and end-users. The Company has a manufacturing facility in the United States with sales and/or marketing offices in the United States, Europe and Japan. The Company competes with several other large independent memory manufacturers as well as the OEMs mentioned above. The primary raw material used in producing memory boards is dynamic random access memory chips ("DRAMs"). The purchase cost of DRAMs is the largest single component of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAMs.

     Revenues for fiscal 2008 were $30.9 million compared to $38.4 million in fiscal 2007. The decline in revenues is primarily the result of decreased selling prices. The Company's selling prices are significantly dependent on the pricing and availability of DRAM chips. The Company's products utilize DRAMs of varying capacities, organizations and package types. While the changes in the purchase cost of specific DRAMs over time are not necessarily uniform or even move in the same direction, over the last fiscal year, the Company's purchase cost of the primary DRAMs used in our products declined by over 60 percent. This resulted in a larger than anticipated reduction in our selling prices as we passed our cost savings through to our customers. Consequently, the Company's selling prices for similar products when compared on a year over year basis were lower than expected.

    Cost of sales was $19.0 million in fiscal 2008 or 61.6 percent of revenues compared to $29.4 million or 76.6 percent of revenues in fiscal 2007. There were several primary factors which contributed to the percentage decline. The Company's general pricing strategy has been to reduce its selling prices by approximately the same amount as the cost savings realized from lower DRAM prices. This has had the effect of increasing the realized gross margin percentage. Also, during fiscal 2008, there was a shift in sales to larger capacity memory modules, which typically command higher margins. As the price of the Company's higher capacity products came down as a result of lower DRAM costs, they became a more affordable option for customers with memory intensive applications. Finally, year over year cost of sales expense also included savings of approximately $626,000 as a result of a reduction in workforce and other manufacturing costs initiated in the fourth quarter of the prior fiscal year.

                                     3




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


                                     4




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

Distribution

     The Company sells its memory products to OEM's, distributors, value-added resellers and larger end-users. The Company has sales and/or marketing support offices in New Jersey, Denmark, France, the United Kingdom, Germany and Japan.

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

Working Capital Requirements

     The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal cost is low as a percentage of the total cost of the product. As a result, the world-wide market for DRAMs has swung in the past from period to period from oversupply to shortage. During periods of substantial oversupply, the Company has seen falling prices for DRAMs and wide availability of DRAMs allowing the Company to have minimum inventories to meet the needs of customers. During periods of shortage, DRAMs are allocated to customers and the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. Thus, the Company must maintain large cash reserves.
At the present time, the market for DRAMs is one of oversupply. At April 30, 2008, the Company had cash and cash equivalents of $17.6 million and had no debt.
                                     5




Memory Product Complexity

     DRAM memory products for workstations and enterprise servers had, for many years, been undergoing a process of simplification with a corresponding decline in profit margins as competitors' entry into the market became easier. However, recent trends in the market have seen the development by OEMs of more complex memory designs. This has enabled the Company to increase its margins.

Engineering and Development

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. The Company designs prototype memory modules and subjects them to reliability testing procedures. During its fiscal year ended April 30, 2008, the Company incurred costs of $1,267,000 for engineering and product development, $1,243,000 in fiscal 2007 and $1,136,000 in fiscal 2006.

Raw Materials

     The Company purchases standard DRAMs. The cost of such chips is the largest single component of the total cost of memory products. Fluctuations in the availability or prices of DRAMs can have a significant impact on the Company's profit.

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

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year and most in a matter of days. The Company's backlog at April 30, 2008 was $255,000, at April 30, 2007 it was $579,000, and at April
30, 2006 it was $964,000.

Seasonality

     The Company's business can be seasonal with December and January being the slowest months.

Competition

     The intensely competitive computer industry is characterized by rapid technological change and constant pricing pressures. These characteristics are equally applicable to the third party memory market, where pricing is a major consideration in the buying decision. The Company competes with HP, Sun, IBM, and Dell, as well as with a number of third party memory suppliers, including Kingston Technology.
                                      6


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

     The Company believes that its 41-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty program which provides customers with added confidence in buying from the Company. See "Business-Product Warranty and Service."

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

Employees

     As of April 30, 2008, the Company had 89 full-time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environmental

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2009) or the succeeding fiscal year (fiscal
2010).

     (d)  Financial information about geographic area sales.

                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other*    Consolidated
        ------        -----      ------     ------    ------------
        2008         $22,270      5,875     2,748       $30,893
        2007         $27,583      6,484     4,337       $38,404
        2006         $29,321      9,151     3,323       $41,795

                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other*    Consolidated
        ------        -----      ------     ------    ------------
        2008           72.1%      19.0%       8.9%        100.0%
        2007           71.8%      16.9%      11.3%        100.0%
        2006           70.1%      21.9%       8.0%        100.0%

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

     WE MAY LOSE AN IMPORTANT CUSTOMER. During fiscal 2008, the largest ten customers accounted for approximately 43% of the Company's revenues, with one customer accounting for approximately 14% of the Company's revenues. There can be no assurance that one or more of these customers will not cease or materially decrease their business with the Company in the future and that our financial performance will not be adversely affected thereby.


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

     WE FACE COMPETITION FROM OEMs. In the compatibles market we sell our products at a lower price than OEMs. Customers will often pay some premium for the "name brand" product when buying additional memory and OEMs seek to exploit this tendency by having a high profit margin on memory products. However, individual OEMs can change their policy and price memory products competitively. While we believe that with our manufacturing efficiency and low overhead we still would be able to compete favorably with OEMs, in such an event profit margins and earnings would be adversely affected. Also, OEMs could choose to use "free memory" as a promotional device in which case our ability to compete would be severely impaired.

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

     THE MARKET FOR OUR PRODUCTS MAY NARROW OVER TIME. The principal market for our memory products consists of the manufacturers, buyers and owners of workstations and enterprise servers, classes of machines lying between large mainframe computers and personal computers. Personal computers are increasing in their power and sophistication and, as a result, are now filling some of the computational needs traditionally filled by workstations. The competition for the supply of after-market memory products in the PC industry is very competitive and to the extent we compete in this market we can be expected to have lower profit margins. There can be no assurance that this trend will not continue in the future, and that our financial performance will not be adversely affected.

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

     WE MAY MAKE UNPROFITABLE ACQUISITIONS. The Company is actively looking at acquiring complementary products and related intellectual property. The possibility exists that an acquisition will be made at some time in the future. Uncertainty surrounds all acquisitions and it is possible that a particular acquisition may not result in a benefit to shareholders, particularly in the short term.

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

     The Company also leases marketing facilities in the United Kingdom, Denmark, France, Germany, and Japan.

Item 3.   LEGAL PROCEEDINGS

         None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Security Holders in the fourth quarter of the fiscal year covered by this report.


                                 PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Incorporated by reference herein is the information set forth in the Company's 2008 Annual Report to Security Holders under the caption "Common Stock Information" at page 5 and the information from the Definitive Proxy Statement under the caption "Equity Plan Compensation Information." No shares were sold other than pursuant to a registered offering during fiscal 2008. In the fourth quarter of fiscal 2008, the Company purchased no shares of its common stock.


Item 6.  SELECTED FINANCIAL DATA

     Incorporated by reference herein is the information set forth in the 2008 Annual Report to Security Holders under the caption "Selected Financial Data" at page 20.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Incorporated by reference herein is the information set forth in the 2008 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" at page 2 through page 5.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated by reference herein is the information set forth in the 2008 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" at page 5.










Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedule        Page in
                                                               Annual
                                                               Report*
Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 2008 and 2007. . . 6

   Consolidated Statements of Earnings - Years ended
        April 30, 2008, 2007 and 2006 . . . . . . . . . . . . . . 7

   Consolidated Statements of Cash Flows -
        Years ended April 30, 2008, 2007 and 2006 . . . . . . . . 8

   Consolidated Statements of Stockholders' Equity -
        Years ended April 30, 2008, 2007 and 2006 . . . . . . . . 9

   Notes to Consolidated Financial Statements -
        Years ended April 30, 2008, 2007 and 2006 . . . . . . . . 10-18

   Report of Independent Registered Public Accounting
        Firm on Consolidated Financial Statements . . . . . . . . 19

Financial Statement Schedule:

   Valuation and Qualifying Accounts -
        Years ended April 30, 2008, 2007 and 2006. . . . . . . . . 13

   Report of Independent Registered Public Accounting
        Firm on Financial Statement Schedule  . . . . . . . . . . 14
   All other schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.
--------------
*Incorporated herein by reference.


Schedule II
                             DATARAM CORPORATION AND SUBSIDIARIES
                                Valuation and Qualifying Accounts
                            Years ended April 30, 2008, 2007 and 2006

                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions     Balance
                                        beginning     and       from      at close
       Description                      of period     expenses  reserves  of period
       ___________                      _________     ________  _________ _________

Year ended April 30, 2008:
   Allowance for doubtful accounts      $  70,000       12,000   32,000*    50,000
   Allowance for sales returns          $ 230,000      375,000  405,000    200,000

Year ended April 30, 2007:
   Allowance for doubtful accounts      $  60,000       40,000   30,000*    70,000
   Allowance for sales returns          $ 240,000      393,000  403,000    230,000

Year ended April 30, 2006:
   Allowance for doubtful accounts      $  75,000      (92,000) (77,000)*   60,000
   Allowance for sales returns          $ 250,000      678,000  688,000    240,000




---------------
*Represents write-offs and recoveries of accounts receivable.


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Board of Directors and Stockholders
Dataram Corporation:

Under date of July 24, 2008, we reported on the consolidated balance sheets of Dataram Corporation and Subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period then ended, as contained in the April 30, 2008 Annual Report to Security Holders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying Index at Item 8. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ J.H. COHN LLP


J.H. Cohn LLP
Lawrenceville, New Jersey
July 24, 2008





Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


Item 9A.  CONTROLS AND PROCEDURES

     No Applicable.

Item 9A(T).  CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2008. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in the Annual Report.


Item 9B.  OTHER INFORMATION

         None.
                                       15





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

              3. The documents identified in the Exhibit Index which appears on page 18.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DATARAM CORPORATION
                                 (Registrant)

Date:     July 25, 2008           By: JOHN H. FREEMAN
                                 --------------------------------
                                 John H. Freeman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:     July 25, 2008           By: JOHN H. FREEMAN
                                 --------------------------------
                                  John H. Freeman, President
                                  Chief Executive Officer and
                                  Director



Date:     July 25, 2008           By: THOMAS A. MAJEWSKI
                                 --------------------------------
                                  Thomas A. Majewski, Director


Date:     July 25, 2008           By: BERNARD L. RILEY
                                 --------------------------------
                                  Bernard L. Riley, Director


Date:     July 25, 2008           By: ROGER C. CADY
                                 --------------------------------
                                  Roger C. Cady, Director


Date:     July 25, 2008           By: ROSE ANN GIORDANO
                                 --------------------------------
                                   Rose Ann Giordano, Director


Date:     July 25, 2008           By: MARK E. MADDOCKS
                                 --------------------------------
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)

                               EXHIBIT INDEX

3(a)  Restated Certificate of Incorporation.

3(b)  By-Laws.

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

13(a) 2008 Annual Report to Shareholders

14(a) Code of Ethics.  Incorporated by reference from Exhibits to a Current
      Report on Form 8-K filed on June 30, 2005.

23(a) Consent of J.H. Cohn LLP, Independent Registered Public Accounting
      Firm.

31(a) Rule 13a-14(a) Certification of John H. Freeman

31(b) Rule 13a-14(a) Certification of Mark Maddocks

32(a) Section 1350 Certification of John H. Freeman (Furnished not Filed)

32(b) Section 1350 Certification of Mark Maddocks (Furnished not Filed)




*Management Contract or Compensatory Plan or Arrangement