Form 10-Q
period 2008-07-31
DATARAM CORP
filed 2008-09-10
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

/ X   /     Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the quarterly period ended      7/31/08
                              _____________
      or
______
/     /     Transition report pursuant to Section 13 or 15(d) of the
 _____
Securities Exchange Act of 1934.

For the transition period from            to
                              ____________  ___________

Commission file number                1-8266
                      __________________________________________

          DATARAM CORPORATION
________________________________________________________________
   (Exact name of registrant as specified in its charter)

     New Jersey                              22-1831409
______________________________    __________________________
(State or other jurisdiction of   (I.R.S.  Employer Identification No.)
 incorporation or organization)

     P.O. Box 7528, Princeton, NJ                    08543
___________________________________________________________
 (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (609) 799-0071
                                                   _______________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of September 5, 2008, there were 8,869,184 shares outstanding.


                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         July 31, 2008 and April 30, 2008
                                     (Unaudited)

                                            July 31, 2008     April 30, 2008
Assets
Current Assets:
   Cash and cash equivalents                $  16,352,316      $  17,641,690
   Accounts receivable, less allowance
     for doubtful accounts and sales returns
     of $320,000 at July 31, 2008 and
     $250,000 at April 30, 2008                 3,789,245          4,047,317
   Inventories                                  2,183,264          1,977,393
   Deferred income taxes                        1,131,866          1,100,866
   Other current assets                           357,064             98,051
                                                __________        __________
     Total current assets                       23,813,755        24,865,317

Deferred income taxes                              782,450           480,450

Property and equipment, at cost:
   Machinery and equipment                      11,340,413        11,074,596
   Leasehold improvements                        2,103,688         2,103,688
                                                __________        __________
                                                13,444,101        13,178,284
   Less: accumulated depreciation
     and amortization                           12,566,324        12,492,558
                                                __________        __________
Net property and equipment                         877,777           685,726

Other assets                                       142,774            78,771
                                                __________        __________

                                            $   25,616,756     $  26,110,264
                                                ==========        ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                         $    1,476,090     $   1,789,105
   Accrued liabilities                             879,934           701,862
                                                 __________       __________
     Total current liabilities                   2,356,024         2,490,967

Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,869,184 at July 31, 2008
      and April 30, 2008                         8,869,184         8,869,184
   Additional paid-in capital                    6,654,493         6,407,500
   Retained earnings                             7,737,055         8,342,613
                                                __________        __________

        Total stockholders' equity              23,260,732        23,619,297
                                                __________        __________
                                             $  25,616,756     $  26,110,264
                                                ==========        ==========

See accompanying notes to consolidated financial statements.



                        Dataram Corporation and Subsidiaries
                        Consolidated Statements of Operations
                      Three Months Ended July 31, 2008 and 2007
                                   (Unaudited)
                                                   2008               2007


Revenues                                     $   7,563,076      $   8,616,887

Costs and expenses:
   Cost of sales                                 4,935,405          5,579,342
   Engineering                                     331,856            301,438
   Research and development                        212,379                  0
   Selling, general and administrative           3,183,064          2,314,669
                                                __________         __________
                                                 8,662,704          8,195,449
                                                __________         __________

Earnings (loss) from operations                 (1,099,628)           421,438

Other income:
   Interest income, net                            110,698            201,371
   Currency gain                                       285             17,834
   Other income (expense), net                      (1,912)                 0
                                    `           __________         __________
Total other income                                 109,071            219,205
                                                __________         __________

Earnings (loss) before income taxes               (990,557)           640,643

Income tax expense (benefit)                      (385,000)           235,000
                                                __________         __________
Net earnings (loss)                          $    (605,557)      $    405,643
                                                ==========         ==========

Net earnings (loss) per share of common stock
   Basic                                     $        (.07)      $        .05
                                                ==========         ==========
   Diluted                                   $        (.07)      $        .05
                                                ==========         ==========

Dividends per common share                   $         .00       $        .06
                                                ==========         ==========

See accompanying notes to consolidated financial statements.


                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                         Three Months Ended July 31, 2008 and 2007
                                      (Unaudited)
                                                      2008             2007
Cash flows from operating activities:
   Net earnings (loss)                            $ (605,557)     $   405,643
   Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                  81,000           96,000
       Bad debt expense                               70,733            4,766
       Stock-based compensation expense              125,693           93,259
       Other stock option expense                    121,300                0
       Loss on sale of property and equipment          1,912              707
       Deferred income tax expense (benefit)        (333,000)         165,000
       Excess tax benefits from sale of
         common shares under stock option plan             0          (39,000)
       Changes in assets and liabilities:
         Decrease in accounts receivable             187,339          144,947
         Increase in inventories                    (205,871)        (171,032)
         Increase in other current assets           (259,013)        (197,065)
         Decrease (increase) in other assets         (64,003)          23,442
         Decrease in accounts payable               (313,015)        (107,979)
         Increase (decrease) in accrued liabilities  178,072         (241,530)
                                                  __________        __________

Net cash provided by (used in)
   operating activities                           (1,014,410)         177,158
                                                 ___________       __________

Cash flows from investing activities:
   Collection of note receivable                           0        1,537,500
   Additions to property and equipment              (275,464)               0
   Proceeds from sale of property and equipment          500           21,333
                                                 ___________        __________
Net cash provided by (used in)
   investing activities                             (274,964)       1,558,833
                                                 ___________       __________

Cash flows from financing activities:
  Net proceeds from sale of common shares under
     stock option plan                                     0          269,999
     Excess tax benefits from sale of common
     shares under stock option plan                        0           39,000
  Dividends paid                                           0         (522,087)
                                                 ___________       __________

Net cash used in financing activities                      0         (213,088)
                                                 ___________       __________

Net increase (decrease) in cash and
   cash equivalents                               (1,289,374)       1,522,903
Cash and cash equivalents at
   beginning of period                            17,641,690       14,138,223
                                                  __________       __________
Cash and cash equivalents at
   end of period                                $ 16,352,316       15,661,126
                                                  ==========       ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $      1,597     $      1,597
                                                  ==========       ==========
      Income taxes                              $          0     $          0
                                                  ==========       ==========
See accompanying notes to consolidated financial statements.


                           Dataram Corporation and Subsidiaries
                        Notes to Consolidated Financial Statements
                                July 31, 2008 and 2007
                                        (Unaudited)


(1) Basis of Presentation

The information for the three months ended July 31, 2008 and 2007 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended
April 30, 2008 included in the Company's 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2008 balance sheet has been derived from these statements.

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

Net Earnings (Loss) Per Share

Net earnings (loss) per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings (loss) per share is computed by dividing the net earnings
(loss) by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the quarter ended July 31, 2008, includes only the weighted average number of common stock outstanding. The denominator excludes the dilutive effect of stock options outstanding as their effect would be anti-dilutive. For purposes of calculating basic earnings per share for the three months ended July 31, 2007, the denominator includes both the weighted average number of shares of common stock plus the dilutive effect of stock options outstanding.

The following presents a reconciliation of the numerator and denominator used in computing Basic and Diluted net earnings (loss) per share for fiscal 2009 and 2008:


                                    Three Months ended July 31, 2008
                                     Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss, weighted
average common shares
outstanding                       $ (605,557)   8,869,184     $ (.07)

Effect of dilutive securities
-stock options                            -             -          -
                                    _______     _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                     $ (605,557)   8,869,184     $ (.07)
                                   ========     =========     ======


                                    Three Months ended July 31, 2007
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $  405,643    8,738,105     $  .05

Effect of dilutive securities
-stock options                             -      140,205        .00
                                    _______     _________     ______
Diluted net earnings per share
-net earnings and weighted
average common shares
outstanding                       $  405,643    8,878,310     $  .05
                                   =========    =========     ======

Diluted net loss per share does not include the effect of all options to purchase shares of common stock for the three months ended July 31, 2008 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 592,200 shares of common stock for the three months ended July 31, 2007 because they are anti-dilutive.

Dividends

Cash dividends, paid in the three months ended July 31, 2008 and 2007 were nil and $522,087, respectively.

Common Stock Repurchases

On December 4, 2002 the Company's Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. During the three months ended July 31, 2008 and 2007, the Company did not repurchase any shares of its common stock. As of July 31, 2008, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

Stock Option Expense

a. Stock-Based Compensation

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

Prior to May 1, 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), compensation cost for stock options was recognized using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS
No. 123(R), "Share-Based Payment," ("SFAS 123R") and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under SFAS 123R, the fair value of options granted is amortized over the related service period. The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award. SFAS 123R was adopted using the modified prospective transition method; therefore, prior periods have not been restated. Compensation cost for any share-based payments granted subsequent to May 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, our loss before taxes and net loss for fiscal 2009's three months ended July 31, 2008 are higher by approximately $126,000 and $77,000, respectively, than if we had continued to account for stock-based compensation under APB 25. Fiscal 2008's three months ended
July 31, 2007 earnings before taxes and net earnings were approximately $93,000 and $59,000 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Fiscal 2009's and fiscal 2008's first quarter stock-based compensation expense was recognized in the selling, general and administrative expense line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. We measure the fair value of stock options using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Stock options are amortized over their applicable vesting period, which generally ranges from one to four years. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $126,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of July 31, 2008.

A summary of option activity under the plans for the three months ended July 31, 2008 is as follows:

                           Weighted average   Weighted average       Aggregate
                            exercise price  remaining contractual    intrinsic
                Shares                              life              value(1)
              __________   ________________ _____________________   __________

Balance
April 30, 2008   899,000       $5.69                3.64          $     26,000

Granted (2)      200,000       $3.20                9.75                  -
Exercised              -           -                  -                   -
Expired                -           -                  -                   -

Balance
July 31, 2008  1,099,000       $5.24                4.55                  -
Exercisable
July 31, 2008    734,000       $6.15                3.08                  -


   (1) This amount represents the difference between the exercise price and $2.35, the closing price of Dataram common stock on July 31, 2008 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding. There were no in the money options on July 31, 2008. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dataram common stock on the date of exercise.

   (2) The fair value of the stock options granted during the current fiscal year is $2.99 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; expected volatility of 110%; expected dividend yield of zero; expected forfeiture rate of 5%; and a risk-free interest rate of 4.0%.

   Total cash received from the exercise of options in the first quarter ended July 31, 2008 was nil. As of July 31, 2008, there was $621,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately three and one-half years. At July 31, 2008, an aggregate of 951,902 shares were authorized for future grant under the Company's stock option plans.

b. Other Stock Option Expense

During fiscal 2009's first quarter, the Company granted options to purchase 50,000 shares of the Company's common stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price representing the fair value at the date of grant, are 100% exercisable on the date of grant and expire ten years after date of grant. The calculated fair value of these options is approximately $121,000 and was determined using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of zero, a calculated volatility factor of 110% and risk-free interest rate of 4.0%. Such calculated fair value has been charged in its entirety to the research and development expense line item in the accompanying consolidated statement of operations for this grant as of July 31, 2008. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $121,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of July 31, 2008.

(2) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash, money market accounts and commercial paper purchased with maturities of three months or less when acquired.

(3) Accounts Receivable

Accounts receivable consists of the following categories:

                                          July 31, 2008    April 30, 2008
                                        ________________    ______________
Trade receivables                       $      4,004,000    $    4,173,000
VAT receivable                                    99,000           124,000
Other                                              6,000                 0
Allowance for doubtful accounts
  and sales returns                             (320,000)         (250,000)
                                        ________________    ______________
                                        $      3,789,000    $    4,047,000
                                        ================    ==============

(4) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2008 and April 30, 2008 consist of the following categories:

                       July 31, 2008    April 30, 2008
                    ________________    ______________
Raw materials       $      1,355,000    $    1,379,000
Work in process              109,000            65,000
Finished goods               719,000           533,000
                    ________________    ______________
                    $      2,183,000    $    1,977,000
                    ================    ==============


(5) Financial Information by Geographic Location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2008 and 2007 by geographic region are as follows:

                                      Three months ended   Three months ended
                                      July 31, 2008        July 31, 2007
                                      ________________      ________________
United States                         $      5,574,000    $      6,389,000
Europe                                       1,447,000           1,522,000
Other (principally Asia Pacific Region)        542,000             706,000
                                      ________________      ________________
Consolidated                          $      7,563,000    $      8,617,000
                                      ================    ================


Long-lived assets consist of property and equipment. Long-lived assets and total assets by geographic region as of July 31, 2008 are as follows:

                                July 31, 2008
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $         878,000    $   25,503,000
Europe                              0           107,000
Other                               0             7,000
                    _________________    ______________
Consolidated        $         878,000    $   25,617,000
                    =================    ==============


(6) Significant New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company beginning May 1, 2008. The Company has reviewed the provisions of SFAS No. 159, and has determined that as of July 31, 2008 that the provisions of SFAS No. 159 do not apply to any of the Company's assets or liabilities. In the event that the Company acquires any future assets or liabilities which would be subject to the provisions of SFAS No. 159, the Company will make an election relative to those assets or liabilities at the time of acquisition.

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our consolidated financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" SFAS No. 141R), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning May 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51"
(SFAS No. 160), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning May 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our consolidated financial statements.

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

Executive Overview

Dataram is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, HP, IBM and Sun Microsystems. The Company also manufactures a line of memory products for Intel and AMD motherboard based servers.

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

Liquidity and Capital Resources

The Company's cash and working capital position remain strong. As of July 31, 2008, cash and cash equivalents amounted to $16.4 million and working capital amounted to $21.5 million, reflecting a current ratio of 10.1, compared to cash and cash equivalents of $17.6 million and working capital of $22.4 million and a current ratio of 10.0 as of April 30, 2008.

During the first fiscal quarter ended July 31, 2008, net cash used in operating activities totaled approximately $1,014,000. Net loss in the period was approximately $606,000. Deferred income taxes increased by $333,000 and accounts payable decreased by $313,000. Inventory decreased by approximately $206,000 and other current assets increased by $259,000 primarily due to the prepayment of annual insurance premiums in the first quarter. Cash used in operating activities was partially offset by depreciation expense recorded in the quarter of $81,000. Non-cash stock-based expense of approximately $247,000 was also recorded in the quarter. Accounts receivable decreased by approximately $187,000. Accrued liabilities increased by $178,000.

Net cash used in investing activities totaled approximately $275,000 for the quarter ended July 31, 2008. This was primarily the result of fixed asset additions in the quarter. The bulk of these additions were for test equipment used in the Company's manufacturing process.

On June 21, 2004, the Company entered into a credit facility with a bank, which provides for up to a $5 million revolving credit line. Advances under the facility were limited to 75% of eligible receivables, as defined in the agreement. The agreement provides for LIBOR rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate. The Company is required to pay a fee equal to one-eighth of one percent per annum on the unused commitment. The agreement contains certain restrictive covenants, specifically a trailing twelve month profitability requirement, a current asset to current liabilities ratio, a total liabilities to tangible net worth ratio and certain other covenants, as defined in the agreement.
The agreement was amended on April 4, 2005. The effect of the amendment was to increase the limit of the Company's combined open market stock repurchases and dividend payments to $2.5 million per year from $1.0 million per year without prior waiver. The agreement was scheduled to expire on June 21, 2006. On June 20, 2006, the agreement was amended. The effect of the amendment was to extend the expiration date of the agreement to August 15, 2008 and remove the eligible accounts receivable limitation on advances under the facility. The amendment also modified the total liabilities to tangible net worth ratio covenant. The credit facility has been extended to October 14, 2008. The Company is in compliance with all covenants of the agreement and there have been no borrowings against the credit line.

Management believes that the Company's cash flows generated from operations will be sufficient to meet short-term liquidity needs. Management further believes that its working capital together with internally generated funds from its operations and its bank line of credit are adequate to finance the Company's long-term operating needs and future capital requirements.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2008 are as follows:

                                        Operating leases
Year ending April 30:                   ________________

    2009                                 $      411,000

    2010                                        418,000

    2011                                        371,000

    2012                                         34,000

    Thereafter                                        0
                                          ______________

    Total minimum lease payments         $    1,234,000
                                         ==============

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended July 31, 2008 were $7,563,000 compared to revenues of $8,617,000 for the comparable prior year period, a decrease of approximately 12%. During the last fiscal year, the Company experienced severe downward pressure on its selling prices. The Company's selling prices are significantly dependent on the pricing and availability of DRAM chips. The Company's products utilize DRAMs of varying capacities, organizations and package types. The change in the purchase cost of specific DRAMs over time are not necessarily uniform or even move in the same direction. In fiscal 2008, the Company's purchase cost of the primary DRAMs used in its products declined by over 60 percent. This resulted in a larger than anticipated reduction in selling prices as the Company passed these cost savings through to its customers. Consequently, the Company's selling prices for similar products when compared on a year over year basis were lower than expected. During the first quarter of the current fiscal year, that selling price pressure has lessened.

Revenues for the three-month periods ended July 31, 2008 and 2007 by geographic region were:

                                    Three months ended     Three months ended
                                    July 31, 2008          July 31, 2007
                                     ________________      ________________
United States                       $      5,574,000       $      6,389,000
Europe                                     1,447,000              1,522,000
Other
 (principally Asia Pacific Region)           542,000                706,000
                                     ________________      ________________
Consolidated                        $      7,563,000       $      8,617,000
                                    ================       ================



Cost of sales for the first quarter of fiscal 2009 and 2008 were 65% of revenues. Fluctuations in cost of sales as a percentage of revenues in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. Cost of sales in the first quarter of fiscal 2009 was $4.9 million compared to $5.6 million in the prior year comparable period.

Engineering expense in fiscal 2009's first quarter totaled $332,000, versus $301,000 for the same prior year period. Engineering expense excludes expenses incurred for research and development into new product areas.

Research and development expense in fiscal 2009's first quarter were $212,000 versus nil in the same prior year period. In the current fiscal year, the Company has implemented a strategy to introduce new and complementary products into its offerings portfolio. The Company is currently focusing on the development of certain high performance storage products. Of the total research and development expense incurred in the first quarter of this fiscal year, approximately $121,000 represented a non-cash expense for stock options issued to a privately held company to acquire certain patents and other intellectual property. These patents and other intellectual property were deemed to have no alternative future use when acquired and we had an uncertainty in receiving future economic benefits from them. We expect to make further investments in this area.

Selling, general and administrative (S,G&A) expense in the first fiscal quarter ended July 31, 2008 increased by approximately $869,000 from the comparable prior year period. The current fiscal year's first quarter expense includes a charge of approximately $716,000 related to a retirement agreement entered into with the Company's former chief executive officer. Of this amount, approximately $660,000 relates to payments defined in the agreement and the balance consists primarily of legal fees incurred by the Company associated with this matter. Current fiscal year S,G&A expense includes a $70,000 charge to increase the Company's allowance for doubtful accounts and sales returns reserve as a result of one of the Company's foreign customers entering receivership. Stock-based compensation expense is recorded as a component of S,G&A expense and totaled $126,000 and $93,000, respectively, for the first quarter of fiscal 2009 and 2008.

Other income, net for the first quarter of fiscal 2009 totaled $109,000, versus $219,000 for the same prior year period. Other income in fiscal 2009's first quarter consisted primarily of $111,000 of net interest income offset by approximately a $2,000 loss on disposal of assets. Fiscal 2008's first quarter other income, net consisted of approximately $201,000 of interest income and $18,000 of foreign currency transactions gains, primarily as a result of the EURO strengthening relative to the US dollar.

Income tax expense (benefit) for the first quarter of fiscal 2009 was a benefit of $385,000 compared to $235,000 expense for the same prior year period. The Company's effective tax rate for financial reporting purposes in fiscal 2009 is approximately 38.8%. However, the Company has federal net operating loss (NOL) carry-forwards totaling approximately $1.5 million and therefore will continue to make cash payments for income taxes at an approximate rate of 8.0% of pretax earnings until it utilizes all of its NOL carry-forwards.

Critical Accounting Policies

During December 2001, the Securities and Exchange Commission (SEC) published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2008, the Company believes the following accounting policies to be critical:

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

Stock Option Expense - In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued. SFAS 123(R) revises
SFAS 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company had been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost is measured based on the fair value of the equity or liability instrument issued and amortized over the related service period. The Company adopted the guidance in SFAS 123(R) effective May 1, 2006. As such, the accompanying consolidated statement of operations for the fiscal 2009 and fiscal 2008 first quarter ending July 31 includes approximately $126,000 and $93,000 of stock option expense, respectively, in operating expenses related to the fair value of options granted to employees and directors under the Company's stock-based compensation plans which is being amortized over the service period in the financial statements, as required by SFAS 123(R). These awards have been classified as equity instruments, and as such, a corresponding increase of approximately $126,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of July 31, 2008. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: Expected life is based on the Company's historical experience of option exercises relative to option contractual lives; Expected volatility is based on the historical volatility of the Company's share price; Expected dividend yield assumes the current dividend rate remains unchanged; Risk free interest rate approximates United States government debt rates at the time of option grants.

Research and Development Expense - All research and development costs are expensed as incurred, including Company-sponsored research and development and costs of patents and other intellectual property that have no alternative future use when acquired and in which we had an uncertainty in receiving future economic benefits.

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

ITEM 4T. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





                              PART II: OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

     None.

Item 1A.  RISK FACTORS.

     No material changes from Annual Report on Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During fiscal 2009's first quarter, the Company granted options to purchase 50,000 shares of the Company's common stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price representing the fair value at the date of grant, are 100% exercisable on the date of grant and expire ten years after date of grant. The calculated fair value of these options is approximately $121,000. The transaction was deemed exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

     No reportable event.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No reportable event.

Item 5.  OTHER INFORMATION.

          No reportable event.

Item 6.  EXHIBITS.

Exhibit No.   Description
__________    ___________


     31(a)    Rule 13a-14(a) Certification of John H. Freeman.

     31(b)    Rule 13a-14(a) Certification of Mark E. Maddocks.

     32(a) Section 1350 Certification of John H. Freeman (furnished not filed).

     32(b) Section 1350 Certification of Mark E. Maddocks (furnished not filed).







Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DATARAM CORPORATION

                                       MARK E. MADDOCKS


Date:     September 10, 2008           By:    /s/ Mark E. Maddocks
                                          _________________________
                                       Mark E. Maddocks
                                       Vice President, Finance

                                       (Principal Financial Officer)