Form 10-Q
period 2008-10-31
DATARAM CORP
filed 2008-12-09
CIK 27093

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 2008

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                              ___________________  __________________________

Commission file number:                   1-8266
                      _______________________________________________________

                                 DATARAM CORPORATION
_____________________________________________________________________________
              (Exact name of registrant as specified in its charter)

     New Jersey                                              22-1831409
_____________________________________________________________________________
 (State or other jurisdiction of         (I.R.S.  Employer Identification No.)
  incorporation or organization)

     P.O. Box 7528, Princeton, NJ                                     08543
_____________________________________________________________________________
 (Address of principal executive offices)                          (Zip Code)

                                   (609) 799-0071
_____________________________________________________________________________
                 (Registrant's telephone number, including area code)

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                  [ ] Yes   [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of December 5, 2008, there were 8,869,184 shares outstanding.


                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         October 31, 2008 and April 30, 2008

                                         October 31, 2008       April 30, 2008
                                           (Unaudited)              (Note 1)
Assets
Current Assets:
   Cash and cash equivalents               $  16,020,899         $  17,641,690
   Accounts receivable, less allowance
     for doubtful accounts and sales returns
     of $270,000 at October 31, 2008 and
     $250,000 at April 30, 2008                3,510,004             4,047,317
   Inventories                                 1,970,311             1,977,393
   Deferred income taxes                         203,866             1,100,866
   Other current assets                          372,156                98,051
                                              __________            __________
     Total current assets                     22,077,236            24,865,317

Deferred income taxes                          1,909,450               480,450

Property and equipment, at cost:
   Machinery and equipment                    11,405,699            11,074,596
   Leasehold improvements                      2,103,688             2,103,688
                                              __________            __________
                                              13,509,387            13,178,284
   Less: accumulated depreciation
     and amortization                         12,652,323            12,492,558
                                              __________            __________
Net property and equipment                       857,064               685,726

Other assets                                     135,093                78,771
                                              __________            __________

                                          $   24,978,843         $  26,110,264
                                              ==========            ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                       $    1,285,029         $   1,789,105
   Accrued liabilities                           696,311               701,862
                                              __________            __________
     Total current liabilities                 1,981,340             2,490,967


Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,869,184 at October 31, 2008
      and April 30, 2008                       8,869,184             8,869,184
   Additional paid-in capital                  6,784,374             6,407,500
   Retained earnings                           7,343,945             8,342,613
                                              __________            __________

        Total stockholders' equity            22,997,503            23,619,297
                                              __________            __________
                                           $  24,978,843         $  26,110,264
                                              ==========            ==========

See accompanying notes to consolidated financial statements.


                          Dataram Corporation and Subsidiaries
                         Consolidated Statements of Operations
                Three and Six Months Ended October 31, 2008 and 2007

                                   (Unaudited)


                                                            2008                              2007
                                               2nd Quarter        Six Months      2nd Quarter        Six Months

Revenues                                     $   7,059,080      $  14,622,156    $  8,556,038     $ 17,172,925

Costs and expenses:
   Cost of sales                                 4,660,188          9,595,593       5,313,697       10,893,039
   Engineering                                     302,357            634,213         285,643          587,081
   Research and development                        253,971            466,350               0                0
   Selling, general and administrative           2,500,068          5,683,132       2,285,578        4,600,247
                                                __________         __________      __________       __________
                                                 7,716,584         16,379,288       7,884,918       16,080,367

Earnings (loss) from operations                   (657,504)        (1,757,132)        671,120        1,092,558

Other income
   Interest income, net                             79,310            190,008         201,116          402,487
   Currency gain (loss)                            (62,917)           (62,632)         27,614           45,448
   Other income (expense), net                           0             (1,912)              0                0
                                                __________         __________      __________       __________
Total other income                                  16,393            125,464         228,730          447,935

Earnings (loss) before income taxes               (641,111)        (1,631,668)        899,850        1,540,493

Income tax expense (benefit)                      (248,000)          (633,000)        331,000          566,000
                                                __________         __________      __________       __________
Net earnings (loss)                          $    (393,111)      $   (998,668)    $   568,850     $    974,493
                                                ==========         ==========      ==========       ==========

Net earnings (loss) per share of common stock
   Basic                                     $        (.04)       $      (.11)    $       .06    $         .11
                                                ==========         ==========      ==========       ==========
   Diluted                                   $        (.04)      $       (.11)    $       .06    $         .11
                                                ==========         ==========      ==========       ==========
Dividends per common share                   $         .00       $        .00     $       .06    $         .12
                                                ==========         ==========      ==========       ==========
See accompanying notes to consolidated financial statements.




                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                        Six Months Ended October 31, 2008 and 2007
                                      (Unaudited)

                                                     2008             2007
Cash flows from operating activities:
   Net earnings (loss)                           $ (998,668)    $    974,493
   Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
 Depreciation and amortization                      167,000          192,000
       Bad debt expense                             157,027           36,125
       Stock-based compensation expense             255,574          165,988
       Other stock option expense                   121,300                0
       Loss on sale of property and equipment         1,912              707
       Deferred income tax expense(benefit)        (532,000)         416,000
       Excess tax benefits from sale of
         common shares under stock option plan            0          (74,000)
       Changes in assets and liabilities:
         Decrease in accounts receivable            380,286          304,605
         Decrease in inventories                      7,082          378,567
         Increase in other current assets          (274,105)        (198,138)
         Decrease (increase) in other assets        (56,322)          26,217
         Decrease in accounts payable              (504,076)        (277,777)
         Decrease in accrued liabilities             (5,551)        (205,881)
                                                 __________        __________

Net cash provided by (used in)
   operating activities                          (1,280,541)       1,738,906
                                                 __________       __________

Cash flows from investing activities:
   Collection of note receivable                          0        1,537,500
   Additions to property and equipment             (340,750)         (22,742)
   Proceeds from sale of property and equipment         500           21,333
                                                ___________       __________
Net cash provided by (used in)
   investing activities                            (340,250)       1,536,091
                                                 ___________      __________

Cash flows from financing activities:
   Net proceeds from sale of common shares under
     stock option plan                                    0          488,629
   Excess tax benefits from sale of common
     shares under stock option plan                       0           74,000
   Dividends paid                                         0       (1,049,486)
                                                 ___________      __________

Net cash used in financing activities                     0         (486,857)
                                                 ___________      __________

Net increase (decrease) in cash and
   cash equivalents                              (1,620,791)       2,788,140
Cash and cash equivalents at
   beginning of period                           17,641,690       14,138,223
                                                 __________       __________
Cash and cash equivalents at
   end of period                               $ 16,020,899     $ 16,926,363
                                                 ==========       ==========



Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                 $      3,194     $      3,194
                                                 ==========       ==========
      Income taxes                             $          0     $    114,000
                                                 ==========       ==========
See accompanying notes to consolidated financial statements.


                           Dataram Corporation and Subsidiaries
                        Notes to Consolidated Financial Statements
                                October 31, 2008 and 2007
                                       (Unaudited)


(1) Basis of Presentation

The information for the three and six months ended October 31, 2008 and 2007 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2008 included in the Company's 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2008 balance sheet has been derived from these statements.

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

Net Earnings (Loss) Per Share

Net earnings (loss) per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings (loss) per share is computed by dividing the net earnings
(loss) by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and six months ended October 31, 2008, includes only the weighted average number of common stock outstanding. The denominator excludes the dilutive effect of stock options outstanding as their effect would be anti-dilutive. For purposes of calculating basic earnings per share for the three and six months ended October 31, 2007, the denominator includes both the weighted average number of shares of common stock plus the dilutive effect of stock options outstanding.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net earnings (loss) per share for fiscal 2009 and 2008:



                                   Three Months ended October 31, 2008
                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                      $ (393,111)    8,869,184    $ (.04)

Effect of dilutive securities
-stock options                            -            -          -
                                   ________     _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                    $ (393,111)    8,869,184    $ (.04)
                                   ========     =========     ======



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
                                   ========     =========     ======


Diluted net loss per share does not include the effect of all options to purchase shares of common stock for the three months ended October 31, 2008 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 775,366 shares of common stock for the three months ended October 31, 2007 because they are anti-dilutive.



                                   Six Months ended October 31, 2008

                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                       $ (998,668)   8,869,184     $ (.11)

Effect of dilutive securities
-stock options                            -             -          -
                                     _______    _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                     $ (998,668)   8,869,184     $ (.11)
                                    ========    =========     ======





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
                                   ========     =========     ======



Diluted net loss per share does not include the effect of all options to purchase shares of common stock for the six months ended October 31, 2008 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 776,996 shares of common stock for the six months ended
October 31, 2007 because they are anti-dilutive.



Dividends

No cash dividends were paid in the three and six months ended October 31, 2008. Cash dividends paid in the three and six months ended October 31, 2007 were $527,399 and $1,049,486, respectively.

Common Stock Repurchases

On December 4, 2002 the Company's Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. For fiscal 2009 and fiscal 2008 six months ended October 31, 2008 and 2007, the Company did not repurchase any shares of its common stock. As of October 31, 2008, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

Prior to May 1, 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), compensation cost for stock options was recognized using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," ("SFAS 123R") and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under SFAS 123R, the fair value of options granted is amortized over the related service period. SFAS 123R was adopted using the modified prospective transition method; therefore, prior periods have not been restated. Compensation expense recognized in the three and six months ended October 31, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for any share-based payments granted subsequent to May 1, 2006 has been based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company's loss before taxes and net loss for fiscal 2009's three and six months ended October 31, 2008 are higher by approximately $130,000 and $79,000, and $256,000 and $155,000,
respectively than if we had continued to account for stock-based compensation under APB 25. Fiscal 2008's three and six months earnings before taxes and net earnings were approximately $73,000 and $47,000 lower, and $166,000 and $106,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Fiscal 2009's and fiscal 2008's stock-based compensation expense was recognized in the selling, general and administrative expense line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. We measure the fair value of stock options using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Stock-based compensation expense is amortized over the applicable vesting period of the stock option grants, which generally ranges from one to five years. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $256,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of October 31, 2008.

A summary of option activity under the plans for the six months ended October 31, 2008 is as follows:

                          Weighted average    Weighted average      Aggregate
                           exercise price   remaining contractual   intrinsic
                 Shares                             life              value(1)
              __________  ________________  _____________________  __________

Balance
April 30, 2008     899,000       $5.69                3.64        $    26,000

Granted(2)         368,000       $2.65                8.98                -
Exercised               -           -                  -                  -
Expired                 -           -                  -                  -

Balance
October 31, 2008 1,267,000       $3.94                4.69                -
Exercisable
October 31, 2008   869,000       $4.45                2.78                -
Expected to vest
October 31, 2008 1,247,000       $3.96                4.62                -

   (1)These amounts represent the difference between the exercise price and $1.28, the closing price of Dataram common stock on October 31, 2008 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dataram common stock on the date of exercise.

   (2) The fair value of the stock options granted during the current fiscal year ranges between $1.60 and $2.99 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life ranges between 5 and 10 years; expected volatility of 110%; expected forfeiture rate of 5%; and a risk-free interest rate of 4.0%.

   Total cash received from the exercise of options in the fiscal 2009's first six months ended October 31, 2008 was nil. As of October 31, 2008, there was $767,000 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of approximately eight and one-half years. At October 31, 2008, an aggregate of 783,902 shares were authorized for future grant under the Company's stock option plans.

b. Other Stock Option Expense

During fiscal 2009's first quarter, the Company granted options to purchase 50,000 shares of the Company's common stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price representing the fair value at the date of grant, are 100% exercisable on the date of grant and expire ten years after date of grant. The calculated fair value of these options is approximately $121,000 and was determined using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of zero, a calculated volatility factor of 110% and risk-free interest rate of 4.0%. Such calculated fair value has been charged in its entirety to the research and development expense line item in the accompanying consolidated statement of operations for this grant as of October 31, 2008. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $121,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of October 31, 2008.

(2) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash, money market funds and commercial paper with purchased maturities of three months or less when acquired.

(3) Accounts Receivable

Accounts receivable consists of the following categories:

                                        October 31, 2008    April 30, 2008
                                        ________________    ______________
Trade receivables                       $      3,656,000    $    4,173,000
VAT receivable                                   124,000           124,000
Allowance for doubtful accounts
  and sales returns                             (270,000)         (250,000)
                                        ________________    ______________
                                        $      3,510,000    $    4,047,000
                                        ================    ==============

(4) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2008 and April 30, 2008 consist of the following categories:

                    October 31, 2008    April 30, 2008
                    ________________    ______________
Raw materials       $      1,363,000    $    1,379,000
Work in process                7,000            65,000
Finished goods               600,000           533,000
                    ________________    ______________
                    $      1,970,000    $    1,977,000
                    ================    ==============


(5) Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six month periods ended October 31, 2008 and 2007 by geographic region are as follows:

                                       Three months ended    Six months ended
                                       October 31, 2008      October 31, 2008
                                       ________________      ________________
United States                          $      5,581,000      $     11,155,000
Europe                                        1,074,000             2,521,000
Other (principally Asia Pacific Region)         404,000               946,000
                                       ________________      ________________
Consolidated                           $      7,059,000      $     14,622,000
                                       ================      ================

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
                                       ================     ================




Long-lived assets consist of property and equipment. Long-lived assets and total assets by geographic region as of October 31, 2008 are as follows:

                                    October 31, 2008
                        Long-lived assets     Total assets
                        _________________    ______________
United States           $         857,000    $   24,869,000
Europe                                  0           107,000
Other                                   0             3,000
                        _________________    ______________
Consolidated            $         857,000    $   24,979,000
                        =================    ==============


(6) Significant New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 was effective for the Company beginning May 1, 2008. The Company has reviewed the provisions of SFAS No. 159, and has determined that as of October 31, 2008 that the provisions of SFAS No. 159 do not apply to any of the Company's assets or liabilities. In the event that the Company acquires any future assets or liabilities which would be subject to the provisions of SFAS No. 159, the Company will make an election relative to those assets or liabilities at the time of acquisition.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS No. 141R), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.
SFAS No. 141R is effective for us beginning May 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended. The information provided in this interim report may include forward-looking statements relating to future events, such as the development of new products, pricing and availability of raw materials or the future financial performance of the Company. Actual results may differ from such projections and are subject to certain risks including, without limitation, risks arising from: changes in the price of memory chips, changes in the demand for memory systems for workstations and servers, increased competition in the memory systems industry, delays in developing and commercializing new products and other factors described in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, which can be reviewed at http://www.sec.gov.

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

Liquidity and Capital Resources

The Company's cash and working capital position remain strong. As of October 31, 2008, cash and cash equivalents amounted to $16.0 million and working capital amounted to $20.1 million, reflecting a current ratio of 11.1, compared to cash and cash equivalents of $17.6 million and working capital of $22.4 million and a current ratio of 10.0 as of April 30, 2008.

During the first six months of fiscal year 2009, net cash used in operating activities totaled approximately $1,281,000. Net loss in the six month period was approximately $999,000. Deferred income taxes increased by $532,000 and accounts payable decreased by $504,000. Other current assets increased by $274,000 primarily due to the prepayment of annual insurance premiums. Cash used in operating activities was partially offset by a decrease in accounts receivable of $380,000 and by depreciation expense recorded in the quarter of $167,000. Non-cash stock-based expense of approximately $377,000 was also recorded in the quarter.

Net cash used in investing activities totaled approximately $341,000 for the six months ended October 31, 2008. This was primarily the result of fixed asset additions. The bulk of these additions were for test equipment used in the Company's manufacturing process.

On June 21, 2004, the Company entered into a credit facility with a bank, which provides for up to a $5 million revolving credit line. Advances under the facility were limited to 75% of eligible receivables, as defined in the agreement. The agreement provides for LIBOR rate loans and base rate loans at an interest rate no higher than the bank's base commercial lending rate. The Company is required to pay a fee equal to one-eighth of one percent per annum on the unused commitment. The agreement contains certain restrictive covenants, specifically a trailing twelve month profitability requirement, a current asset to current liabilities ratio, a total liabilities to tangible net worth ratio and certain other covenants, as defined in the agreement. The agreement was amended on April 4, 2005. The effect of the amendment was to increase the limit of the Company's combined open market stock repurchases and dividend payments to $2.5 million per year from $1.0 million per year without prior waiver. The agreement was scheduled to expire on June 21, 2006. On June 20, 2006, the agreement was amended. The effect of the amendment was to extend the expiration date of the agreement to August 15, 2008 and remove the eligible accounts receivable limitation on advances under the facility. The amendment also modified the total liabilities to tangible net worth ratio covenant. The credit facility has been extended to September 15, 2009. The Company is in compliance with all covenants of the agreement and there have been no borrowings against the credit line.

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

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2008 are as follows:

                                        Operating leases
Year ending April 30:                   ________________
    2009                                 $      411,000
    2010                                        418,000
    2011                                        371,000
    2012                                         34,000
    Thereafter                                        0
                                        _______________
    Total minimum lease payments         $    1,234,000
                                         ==============

The Company has no other material commitments.

Results of Operations

Revenues for the three-month period ended October 31, 2008 were $7,059,000 compared to revenues of $8,556,000 for the comparable prior year period, a decrease of approximately 18%. Fiscal 2009 six-month revenues totaled $14,622,000 versus six-month revenues of $17,173,000 in the prior year, a decrease of approximately 15%. As previously stated, the Company's selling prices are significantly dependent on the pricing and availability of DRAM hips. The Company's products utilize DRAMs of varying capacities, organizations and package types. The changes in the purchase cost of specific DRAMs over time are not necessarily uniform or even move in the same direction. In fiscal 2008, the Company's purchase cost of the primary DRAMs used in its products declined by over 60 percent. This resulted in a larger than anticipated reduction in selling prices as the Company passed these cost savings through to its customers. Consequently, the Company's selling prices for similar products when compared on a year over year basis were lower than expected. During the first six months of the current fiscal year, that selling price pressure has lessened.

Revenues for the three and six month periods ended October 31, 2008 and 2007 by geographic region are as follows:

                                    Three months ended       Six months ended
                                    October 31, 2008         October 31, 2008
                                    ________________         ________________
United States                       $      5,581,000         $     11,155,000
Europe                                     1,074,000                2,521,000
Other (principally Asia Pacific Region)      404,000                  946,000
                                    ________________         ________________
Consolidated                        $      7,059,000         $     14,622,000
                                    ================         ================


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
                                    ================          ================



Cost of sales for the second quarter and six months were 66% of revenues, versus 62% and 63% for the same respective prior year periods. Fluctuations in cost of sales as a percentage of revenues in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. Cost of sales in the second quarter and six months were $4,660,000 and $9,596,000, respectively, compared to $5,314,000 and
$10,893,000 in the prior year comparable periods.

Engineering expense in fiscal 2009's second quarter and six months were $302,000 and $634,000, respectively, versus $286,000 and $587,000 for the same respective prior year periods. Engineering expense excludes expenses incurred for research and development into new product areas.

Research and development expense in fiscal 2009's second quarter and six months were $254,000 and $456,000, respectively, versus nil in the same prior year periods. In the current fiscal year, the Company has implemented a strategy to introduce new and complementary products into its offerings portfolio. The Company is currently focusing on the development of certain high performance storage products. Of the total research and development expense incurred in this fiscal year, approximately $121,000 represented a non-cash expense for the fair value of stock options issued to a privately held company to acquire certain patents and other intellectual property. These patents and other intellectual property were deemed to have no alternative future use when acquired and we had an uncertainty in receiving future economic benefits from them. We expect to make further investments in this area.

Selling, general and administrative (S,G&A) expense in fiscal 2009's second quarter and six months increased by $214,000 and $1,083,000 respectively, from the comparable prior year periods. The current fiscal year's six months expense includes a charge of approximately $716,000 related to a retirement agreement entered into with the Company's former chief executive officer. Of this amount, approximately $660,000 relates to payments defined in the agreement and the balance consists primarily of legal fees incurred by the Company associated with this matter. Current fiscal year S,G&A expense includes a $138,000 charge as a result of one of the Company's foreign customers entering receivership. Additionally, the Company has charged S,G&A expense and increased its reserve for doubtful accounts by $50,000 in the second quarter of the current fiscal year. Management concluded that the increase in the reserve was warranted given the inherent increase in risk level of carrying accounts receivable, generally due to the recent, well publicized increase in economic uncertainty. Stock-based compensation expense is recorded as a component of S,G&A expense and totaled $130,000 and $256,000, respectively, in the second quarter and six months, compared to $73,000 and $166,000 in the comparable prior year periods.

Other income, net for the second quarter and six months totaled $16,000 and $125,000, respectively, for fiscal 2009 and $229,000 and $448,000, for the same respective periods in fiscal 2008. Other income in fiscal 2009's second quarter consisted primarily of $79,000 of net interest income received. Additionally, other income included $63,000 of foreign currency loss, primarily as a result of the EURO weakening relative to the US dollar. Fiscal 2009's six months other income consisted primarily of $188,000 of net interest income received and $63,000 of foreign currency loss, primarily as a result of the EURO weakening relative to the US dollar. Other income in fiscal 2008's second quarter consisted primarily of $201,000 of net interest income. Additionally, there was $28,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Other income in fiscal 2008's six months consisted primarily of $402,000 of net interest income. Additionally, there was $45,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar.

Income tax expense (benefit) for the second quarter and six months of fiscal 2009 was a benefit of $248,000 and $633,000 respectively, verses expense of $331,000 and $566,000 for the same prior year periods. The Company's effective tax rate for financial reporting purposes in fiscal 2009 is approximately 38.8%. However, the Company has federal NOL carry-forwards totaling approximately $1.5 million and therefore will continue to make cash payments for income taxes at an approximate rate of 8.0% of pretax earnings until it utilizes all of its NOL carry-forwards.





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


Stock Option Expense - In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued. SFAS 123(R) revises
SFAS 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company had been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost is measured based on the fair value of the equity or liability instrument issued and amortized over the related service period. The Company adopted the guidance in SFAS 123(R) effective May 1, 2006. As such, the accompanying consolidated statement of operations for fiscal
2009's second quarter and six months ended October 31, 2008 includes approximately $130,000 and $256,000, of compensation expense, respectively, in the selling, general and administrative expense line item related to the fair value of options granted to employees and directors under the Company's stock-based employee compensation plans which is being amortized over the service period in the financial statements, as required by SFAS 123(R). These awards have been classified as equity instruments, and as such, a corresponding increase of approximately, $256,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of October 31, 2008. Fiscal 2008's second quarter and six months ended October 31, 2007 includes approximately $73,000 and $166,000 of compensation expense, respectively in the selling, general and administrative expense line and as such, a corresponding increase of approximately, $166,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of October 31, 2007. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
Expected life is based on the Company's historical experience of option exercises relative to option contractual lives; Expected volatility is based on the historical volatility of the Company's share price; Expected dividend yield assumes the current dividend rate remains unchanged; Risk free interest rate approximates United States government debt rates at the time of option grants.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not invest in market risk sensitive instruments. The Company's investments consist of overnight deposits with banks, money market accounts and commercial paper, which matures within ninety days.
The Company's rate of return on its investment portfolio changes with short-term interest rates, although such changes will not affect the value of its portfolio. The Company's objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

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


ITEM 4T. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.







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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2008, Dataram held its Annual Meeting of Shareholders.
At that meeting, the Shareholders elected Directors for an annual term and ratified the selection of the Company's Independent Registered Public Accounting Firm. The results of that voting are as follows:

     1.  Election of Directors.  The votes were received as follows:
                                                                     BROKERS'
                                     FOR              WITHHELD       NONVOTES

         John H. Freeman          6,687,671            378,344          0
         Roger C. Cady            6,680,935            385,080          0
         Thomas A. Majewski       6,676,763            389,252          0
         Rose Ann Giordano        6,689,751            376,264          0


     2.  Ratification of Independent Registered Public Accounting Firm:
                                                                     BROKERS'
             FOR                    AGAINST            ABSTAIN       NONVOTES

          6,918,420                 60,520             87,073          0


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


                                       DATARAM CORPORATION



                                       MARK E. MADDOCKS




Date:  December 9, 2008              By:  /s/ Mark E. Maddocks
                                        _______________________
                                      Mark E. Maddocks
                                      Vice President, Finance
                                     (Principal Financial Officer)
	Page 8 of 8
	Page 8 of 8