Form 10-Q
period 2009-01-31
DATARAM CORP
filed 2009-03-13
CIK 27093

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      January 31, 2009

                                         or

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                  [ ] Yes   [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of March 10, 2009, there were 8,869,184 shares outstanding.


                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         January 31, 2009 and April 30, 2008

                                       January 31, 2009        April 30, 2008
                                          (Unaudited)              (Note 1)
Assets
Current Assets:
   Cash and cash equivalents              $  15,136,427         $  17,641,690
   Accounts receivable, less allowance
     for doubtful accounts and sales returns
     of $290,000 at January 31, 2009 and
     $250,000 at April 30, 2008               2,571,381             4,047,317
   Inventories                                1,633,663             1,977,393
   Deferred income taxes                        269,099             1,100,866
   Other current assets                         194,633                98,051
                                             __________            __________
     Total current assets                    19,805,203            24,865,317

Deferred income taxes                         2,640,450               480,450

Property and equipment, at cost:
   Machinery and equipment                   11,523,003            11,074,596
   Leasehold improvements                     2,153,688             2,103,688
                                             __________            __________
                                             13,676,691            13,178,284
   Less: accumulated depreciation
     and amortization                        12,748,324            12,492,558
                                             __________            __________
Net property and equipment                      928,367               685,726

Other assets                                    127,344                78,771
                                             __________            __________

                                         $   23,501,364         $  26,110,264
                                             ==========            ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                      $      648,789         $   1,789,105
   Accrued liabilities                          740,114               701,862
                                             __________            __________
     Total current liabilities                1,388,903             2,490,967


Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,869,184 at January 31, 2009
      and April 30, 2008                      8,869,184             8,869,184
   Additional paid-in capital                 6,922,845             6,407,500
   Retained earnings                          6,320,432             8,342,613
                                             __________            __________

        Total stockholders' equity           22,112,461            23,619,297
                                             __________            __________
                                          $  23,501,364         $  26,110,264
                                             ==========            ==========

See accompanying notes to consolidated financial statements.


                          Dataram Corporation and Subsidiaries
                         Consolidated Statements of Operations
                Three and Nine Months Ended January 31, 2009 and 2008

                                   (Unaudited)



                                                            2009                              2008
                                               3rd Quarter        Nine Months      3rd Quarter      Nine Months

Revenues                                     $   5,635,417      $  20,257,573    $  6,675,545     $ 23,848,470

Costs and expenses:
   Cost of sales                                 3,896,056         13,491,649       4,031,565       14,924,604
   Engineering                                     298,190            932,403         313,463          900,544
   Research and development                        574,275          1,040,625               0                0
   Selling, general and administrative           2,639,049          8,322,181       2,116,578        6,716,735
                                                __________         __________      __________       __________
                                                 7,407,570         23,786,858       6,461,606       22,541,883

Earnings (loss) from operations                 (1,772,153)        (3,529,285)        213,939        1,306,587

Other income
   Interest income, net                             86,337            276,345         194,582          597,069
   Currency gain (loss)                              5,304            (57,328)         38,665           84,113
   Other income (expense), net                           0             (1,912)              0                0
                                                __________         __________      __________       __________
Total other income                                  91,641            217,105         233,247          681,182

Earnings (loss) before income taxes             (1,680,512)        (3,312,180)        447,186        1,987,769

Income tax expense (benefit)                      (657,000)        (1,290,000)        214,000          780,000
                                                __________         __________      __________       __________
Net earnings (loss)                          $  (1,023,512)      $ (2,022,180)    $   233,186     $  1,207,769
                                                ==========         ==========      ==========       ==========

Net earnings (loss) per share of common stock
   Basic                                     $        (.12)       $      (.23)    $       .03    $         .14
                                                ==========         ==========      ==========       ==========
   Diluted                                   $        (.12)      $       (.23)    $       .03    $         .14
                                                ==========         ==========      ==========       ==========
Dividends per common share                   $         .00       $        .00     $       .06    $         .18
                                                ==========         ==========      ==========       ==========
See accompanying notes to consolidated financial statements.




                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                        Nine Months Ended January 31, 2009 and 2008
                                      (Unaudited)
                                                     2009             2008
Cash flows from operating activities:
   Net earnings (loss)                           $(2,022,180)  $   1,207,769
   Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
 Depreciation and amortization                       263,000         256,001
       Bad debt expense (recovery)                   192,620         (19,490)
       Stock-based compensation expense              394,045         231,421
       Other stock option expense                    121,300               0
       Loss on sale of property and equipment          1,912             707
       Deferred income tax expense (benefit)      (1,328,234)        462,549
       Excess tax benefits from sale of
         common shares under stock option plan             0         (82,000)
       Changes in assets and liabilities:
         Decrease in accounts receivable           1,283,316       2,107,537
         Decrease in inventories                     343,730         410,992
         Decrease (increase)in other current assets  (96,582)         23,628
         Decrease (increase)in other assets          (48,573)         26,217
         Decrease in accounts payable             (1,140,316)       (839,679)
         Increase (decrease)in accrued liabilities    38,252        (242,174)
                                                  __________      __________

Net cash provided by (used in)
   operating activities                           (1,997,710)      3,543,478
                                                 ___________      __________

Cash flows from investing activities:
   Collection of note receivable                           0       1,537,500
   Additions to property and equipment              (508,053)        (81,761)
   Proceeds from sale of property and equipment          500          21,333
                                                 ___________      __________
Net cash provided by (used in)
   investing activities                             (507,553)      1,477,072
                                                 ___________      __________

Cash flows from financing activities:
  Net proceeds from sale of common shares under
     stock option plan                                     0         496,632
  Excess tax benefits from sale of common
     shares under stock option plan                        0          82,000
  Dividends paid                                           0      (1,581,636)
                                                 ___________      __________

Net cash used in financing activities                      0      (1,003,004)
                                                 ___________      __________

Net increase (decrease) in cash and
   cash equivalents                               (2,505,263)      4,017,546
Cash and cash equivalents at
   beginning of period                            17,641,690      14,138,223
                                                  __________      __________
Cash and cash equivalents at
   end of period                                $ 15,136,427    $ 18,155,769
                                                  ==========      ==========


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $      4,774    $      4,774
                                                  ==========      ==========
      Income taxes                              $     19,696    $    114,000
                                                  ==========      ==========
See accompanying notes to consolidated financial statements.


                           Dataram Corporation and Subsidiaries
                        Notes to Consolidated Financial Statements
                                January 31, 2009 and 2008
                                       (Unaudited)


(1) Basis of Presentation

The information for the three and nine months ended January 31, 2009 and 2008 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended April 30, 2008 included in the Company's 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2008 consolidated balance sheet has been derived from these statements.

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

Net Earnings (Loss) Per Share

Net earnings (loss) per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings (loss) per share is computed by dividing the net earnings
(loss) by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and nine months ended January 31, 2009, includes only the weighted average number of common stock outstanding. The denominator excludes the dilutive effect of stock options outstanding as their effect would be anti-dilutive. For purposes of calculating basic earnings per share for the three and nine months ended January 31, 2008, the denominator includes both the weighted average number of shares of common stock plus the dilutive effect of stock options outstanding.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net earnings (loss) per share for fiscal 2009 and 2008:


                                Three Months ended January 31, 2009
                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                      $(1,023,512)    8,869,184    $ (.12)

Effect of dilutive securities
-stock options                            -            -          -



                                   ________     _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                    $(1,023,512)    8,869,184    $ (.12)
                                   ========     =========     ======




                                   Three Months ended January 31, 2008
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $ 233,186     8,869,184     $ .03

Effect of dilutive securities
-stock options                            -         5,507         -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $ 233,186     8,874,691     $ .03
                                   ========     =========     ======


Diluted net loss per share does not include the effect of all options to purchase shares of common stock for the three months ended January 31, 2009 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 826,725 shares of common stock for the three months ended January 31, 2008 because they are anti-dilutive.



                                   Nine Months ended January 31, 2009
                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                       $(2,022,180)   8,869,184   $ (.23)

Effect of dilutive securities
-stock options                            -             -          -
                                     _______    _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                     $(2,022,180)  8,869,184    $ (.23)
                                    ========    =========     ======








                                  Nine Months ended January 31, 2008
                                   Earnings      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net earnings per share
-net earnings and weighted
average common shares
outstanding                       $1,207,769    8,810,690     $  .14

Effect of dilutive securities
-stock options                            -        39,952          -
                                    _______     _________     ______
Diluted net earnings per share
-net earnings, weighted
average common shares
outstanding and effect of
stock options                     $1,207,769    8,850,642     $  .14
                                   ========     =========     ======



Diluted net loss per share does not include the effect of all options to purchase shares of common stock for the nine months ended January 31, 2009 because they are anti-dilutive.

Diluted net earnings per share does not include the effect of options to purchase 740,555 shares of common stock for the nine months ended January 31, 2008 because they are anti-dilutive.



Dividends

No cash dividends were paid in the three and nine months ended January 31, 2009. Cash dividends paid in the three and nine months ended January 31, 2008 were $532,151 and $1,581,636, respectively.

Common Stock Repurchases

On December 4, 2002, the Company's Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. For the nine months ended January 31, 2009 and 2008, the Company did not repurchase any shares of its common stock. As of January 31, 2009, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

Prior to May 1, 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), compensation cost for stock options was recognized using the intrinsic value method described in APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," ("SFAS 123R") and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Under SFAS 123R, the fair value of options granted is amortized over the related service period. SFAS 123R was adopted using the modified prospective transition method; therefore, prior periods have not been restated. Compensation expense recognized in the three and nine months ended January 31, 2009 includes compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Compensation cost for any share-based payments granted subsequent to May 1, 2006 has been based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company's loss before taxes and net loss for fiscal 2009's three and nine months ended January 31, 2009 are higher by approximately $138,000 and $84,000, and $394,000 and $240,000,
respectively than if we had continued to account for stock-based compensation under APB 25. Fiscal 2008's three and nine months earnings before taxes and net earnings were approximately $66,000 and $40,000 lower, and $231,000 and $141,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Fiscal 2009's and fiscal 2008's stock-based compensation expense was recognized in the selling, general and administrative expense line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. We measure the fair value of stock options using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. Stock-based compensation expense is amortized over the applicable vesting period of the stock option grants, which generally ranges from one to five years. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of approximately $394,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of January 31, 2009.

A summary of option activity under the plans for the nine months ended January 31, 2009 is as follows:

                          Weighted average    Weighted average      Aggregate
                           exercise price   remaining contractual   intrinsic
                   Shares                           life              value(1)
                 __________ ________________ _____________________  __________

Balance
April 30, 2008     899,000       $5.69                3.64       $     26,000

Granted(2)         368,000       $2.65                8.73                  -
Exercised                -           -                   -                  -
Expired                  -           -                   -                  -

Balance
January 31, 2009 1,267,000       $4.81                4.60                  -

Exercisable
January 31, 2009   869,000       $5.71                2.77                  -

Expected to vest
January 31, 2009 1,247,000       $4.81                4.60                  -


   (1)These amounts represent the difference between the exercise price and $1.30, the closing price of Dataram common stock on January 30, 2009 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding. For exercised options, intrinsic value represents the difference between the exercise price and the closing price of Dataram common stock on the date of exercise.

   (2) The fair value of the stock options granted during the current fiscal year ranges between $1.60 and $2.99 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life ranges between 5 and 10 years; expected volatility of 110%; expected forfeiture rate of 5%; expected dividend of zero; and a risk-free interest rate of 4.0%.

   Total cash received from the exercise of options in the fiscal 2009's first nine months ended January 31, 2009 was nil. As of January 31, 2009, there was $628,000 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of approximately one and one-half years. At January 31, 2009, an aggregate of 783,902 shares were authorized for future grant under the Company's stock option plans.

b. Other Stock Option Expense

During fiscal 2009's first quarter, the Company granted options to purchase 50,000 shares of the Company's common stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price representing the fair value at the date of grant, are 100% exercisable on the date of grant and expire ten years after date of grant. The calculated fair value of these options was approximately $121,000 and was determined using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of zero, a calculated volatility factor of 110% and risk-free interest rate of 4.0%. The expected term of these options is the same as the contractual term. Such calculated fair value has been charged in its entirety to the research and development expense line item in the accompanying consolidated statement of operations for this grant as of January 31, 2009. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of approximately $121,000 has been reflected in additional paid-in capital in the accompanying balance sheet as of January 31, 2009.

(2) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash, money market funds and commercial paper with purchased maturities of three months or less when acquired.

(3) Accounts Receivable

Accounts receivable consists of the following categories:
                                        January 31, 2009    April 30, 2008
                                        ________________    ______________
Trade receivables                       $      2,503,000    $    4,173,000
VAT receivable                                   358,000           124,000
Allowance for doubtful accounts
  and sales returns                             (290,000)         (250,000)
                                        ________________    ______________
                                        $      2,571,000    $    4,047,000
                                        ================    ==============

(4) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2009 and April 30, 2008 consist of the following categories:

                    January 31, 2009    April 30, 2008
                    ________________    ______________
Raw materials       $      1,121,000    $    1,379,000
Work in process               11,000            65,000
Finished goods               502,000           533,000
                    ________________    ______________
                    $      1,634,000    $    1,977,000
                    ================    ==============


(5) Financial information by geographic location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and nine month periods ended January 31, 2009 and 2008 by geographic region are as follows:

                                    Three months ended      Nine months ended
                                    January 31, 2009        January 31, 2009
                                    ________________        ________________
United States                       $      3,426,000        $     14,581,000
Europe                                     1,518,000               4,039,000
Other (principally Asia Pacific Region)      691,000               1,638,000
                                    ________________        ________________
Consolidated                        $      5,635,000        $     20,258,000
                                    ================        ================

                                  Three months ended       Nine months ended
                                   January 31, 2008        January 31, 2008
                                   ________________        ________________

United States                      $      4,839,000        $     17,078,000
Europe                                    1,234,000               4,726,000
Other (principally Asia Pacific Region)     603,000               2,044,000
                                    _______________        ________________
Consolidated                       $      6,676,000        $     23,848,000
                                   ================        ================


Long-lived assets consist of property and equipment. Long-lived assets and total assets by geographic region as of January 31, 2009 are as follows:

                               January 31, 2009
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $         928,000    $   23,464,000
Europe                              0            32,000
Other                               0             5,000
                    _________________    ______________
Consolidated        $         928,000    $   23,501,000
                    =================    ==============


(6) Significant New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 was effective for the Company beginning May 1, 2008. The Company has reviewed the provisions of SFAS No. 159, and has determined that as of January 31, 2009 that the provisions of SFAS No. 159 do not apply to any of the Company's assets or liabilities. In the event that the Company acquires any future assets or liabilities which would be subject to the provisions of SFAS No. 159, the Company will make an election relative to those assets or liabilities at the time of acquisition.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 161), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our consolidated financial position, financial performance, and cash flows. SFAS No. 161 was effective for us beginning January 1, 2009. The Company does not own any derivative instruments nor does it participate in hedging activity.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS No. 141R), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning May 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" (SFAS No.
160), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning May 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company has no minority or noncontrolling interests as defined in SFAS No. 160.

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

Liquidity and Capital Resources

The Company's cash and working capital position remain strong. As of January 31, 2009, cash and cash equivalents amounted to $15.1 million and working capital amounted to $18.4 million, reflecting a current ratio of 14.3, compared to cash and cash equivalents of $17.6 million and working capital of $22.4 million and a current ratio of 10.0 as of April 30, 2008.

During the first nine months of fiscal year 2009, net cash used in operating activities totaled approximately $1,998,000. Net loss in the nine-month period was approximately $2,022,000. Deferred income taxes increased by $1,328,000 and accounts payable decreased by $1,140,000. Cash used in operating activities was partially offset by a decrease in accounts receivable of approximately $1,283,000 and by a decrease in inventory of approximately $344,000. Depreciation expense of approximately $263,000 and non-cash stock-based expense of approximately $515,000 were also recorded.

Net cash used in investing activities totaled approximately $508,000 for the nine months ended January 31, 2009. This was primarily the result of fixed asset additions. The bulk of these additions were for test equipment used in the Company's manufacturing process.

On June 21, 2004, the Company entered into a credit facility with a bank, which provided for up to a $5 million revolving credit line. The Company was required to pay a fee equal to one-eighth of one percent per annum on the unused commitment. There have been no borrowings against the credit line.
On February 23, 2009, the Company canceled this agreement.

Management believes that the Company's existing cash resources will be sufficient to meet short-term liquidity needs. Management further believes that its working capital is adequate to finance the Company's long-term operating needs and future capital requirements.

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


Results of Operations

Revenues for the three-month period ended January 31, 2009 were $5,635,000 compared to revenues of $6,676,000 for the comparable prior year period, a decrease of approximately 16%. Fiscal 2009 nine-month revenues totaled $20,258,000 versus nine-month revenues of $23,848,000 in the prior year, a decrease of approximately 15%. Our revenues in the third quarter of the current fiscal year have been negatively impacted by current economic conditions. Many of our customers have curtailed or temporarily suspended their capital spending while they adapt their business plans to the current environment.

Revenues for the three and nine month periods ended January 31, 2009 and 2008 by geographic region are as follows:


                                     Three months ended    Nine months ended
                                     January 31, 2009      January 31, 2009
                                     ________________      ________________
United States                        $      3,426,000      $     14,581,000
Europe                                      1,518,000             4,039,000
Other (principally Asia Pacific Region)       691,000             1,638,000
                                     ________________      ________________
Consolidated                         $      5,635,000      $     20,258,000
                                     ================      ================




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
                                     ================      ================





Cost of sales for the third quarter and nine months were 69% and 67% of revenues, versus 60% and 63% for the same respective prior year periods. Fluctuations in cost of sales as a percentage of revenues in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. Cost of sales in the third quarter and nine months were $3,896,000 and $13,492,000, respectively, compared to $4,032,000 and
$14,925,000 in the prior year comparable periods.

Engineering expense in fiscal 2009's third quarter and nine months were $298,000 and $932,000, respectively, versus $313,000 and $901,000 for the same respective prior year periods. Engineering expense excludes expenses incurred for research and development into new product areas.

Research and development expense in fiscal 2009's third quarter and nine months were $574,000 and $1,041,000, respectively, versus nil in the same prior year periods. In the current fiscal year, the Company has implemented a strategy to introduce new and complementary products into its offerings portfolio. The Company is currently focusing on the development of certain high performance storage products. As part of that strategy, in January, 2009, the Company entered into a software purchase and license agreement with another company whereby the Company has the exclusive right to purchase specified software for a price of $900,000 plus a contingent payment of $100,000. Third quarter research and development expense includes $300,000 of expense related to a payment for the software purchase and license. The software and the storage product, which incorporates the software is currently under development and is not deemed saleable at the present time. Should the Company elect to continue with the development project, the Company must make two additional $300,000 payments no later than six and twelve months, respectively from the date of the agreement, at which point the Company will own the software.

Nine month research and development expense includes a charge of approximately $121,000 recorded in this year's fiscal first quarter representing a non-cash expense for the fair value of stock options issued to a privately held company to acquire certain patents and other intellectual property. These patents and other intellectual property were deemed to have no alternative future use when acquired and we had an uncertainty in receiving future economicbenefits from them.

Selling, general and administrative (S,G&A) expense in fiscal 2009's third quarter and nine months increased by $522,000 and $1,605,000 respectively, from the comparable prior year periods. Current year third quarter expense includes $180,000 of severance expense for a terminated employee. Additionally, the Company's bad debt and sales returns and allowance expense is approximately $96,000 higher in this year's third quarter when compared to the prior year third quarter. This is primarily due to management's assessment of the increased inherent risk in carrying accounts receivable in the current economic environment. Stock based compensation expense is approximately $72,000 higher in the third quarter of this fiscal year when compared to the comparable prior year period. The balance of the year over year third quarter increase consists primarily of increased sales and marketing expenditures totaling approximately $174,000. Nine month S,G&A expense includes a charge of approximately $716,000 related to a retirement agreement entered into with the Company's former chief executive officer.
Of this amount, approximately $660,000 relates to payments defined in the agreement and the balance consists primarily of legal fees incurred by the Company associated with this matter. Stock-based compensation expense is recorded as a component of S,G&A expense and totaled $138,000 and $394,000, respectively, in the third quarter and nine months, compared to $66,000 and $231,000 in the comparable prior year periods.

Other income, net for the third quarter and nine months totaled $92,000 and $217,000, respectively, for fiscal 2009 and $233,000 and $681,000, for the same respective periods in fiscal 2008. Other income in fiscal 2009's third quarter consisted primarily of $86,000 of net interest income received. Additionally, other income included $5,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Fiscal 2009's nine months other income consisted primarily of $276,000 of net interest income received and $57,000 of foreign currency loss, primarily as a result of the EURO weakening relative to the US dollar. Other income in fiscal 2008's third quarter consisted primarily of $195,000 of net interest income. Additionally, there was $39,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar. Other income in fiscal 2008's nine months consisted primarily of $597,000 of net interest income. Additionally, there was $84,000 of foreign currency gain, primarily as a result of the EURO strengthening relative to the US dollar.

Income tax expense (benefit) for the third quarter and nine months of fiscal 2009 was a benefit of $657,000 and $1,290,000 respectively, versus expense of $214,000 and $780,000 for the same prior year periods. The Company's effective tax rate for financial reporting purposes in fiscal 2009 is approximately 38.8%. However, the Company has Federal NOL carry-forwards totaling approximately $1.6 million and therefore will continue to make cash payments for income taxes at an approximate rate of 8.0% of pretax earnings until it utilizes all of its NOL carry-forwards.



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

Stock Option Expense - In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued. SFAS 123(R) revises
SFAS 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company had been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost is measured based on the fair value of the equity or liability instrument issued and amortized over the related service period. The Company adopted the guidance in SFAS 123(R) effective May 1, 2006.
As such, the accompanying consolidated statement of operations for fiscal 2009's third quarter and nine months ended January 31, 2009 includes approximately $138,000 and $394,000, of compensation expense, respectively, in the selling, general and administrative expense line item related to the fair value of options granted to employees and directors under the Company's stock-based employee compensation plans which is being amortized over the service period in the consolidated financial statements, as required by SFAS 123(R). These awards have been classified as equity instruments, and as such, a corresponding increase of approximately, $394,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of January 31, 2009. Fiscal 2008's third quarter and nine months ended January 31, 2008 includes approximately $66,000 and $231,000 of compensation expense, respectively in the selling, general and administrative expense line and as such, a corresponding increase of approximately, $231,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of January 31, 2008. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: Expected life is based on the Company's historical experience of option exercises relative to option contractual lives; Expected volatility is based on the historical volatility of the Company's share price; Expected dividend yield assumes the current dividend rate remains unchanged; Risk free interest rate approximates United States government debt rates at the time of option grants.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not invest in market risk sensitive instruments. The Company's investments consist of overnight deposits with banks, money market accounts and commercial paper, which matures within ninety days. The ompany's rate of return on its investment portfolio changes with short-term interest rates, although such changes will not affect the value of its portfolio. The Company's objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

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


ITEM 4T. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.







                           PART II: OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

     None.


Item 1A.  RISK FACTORS.

     No material changes from Annual Report on Form 10-K.


Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     No reportable event.


Item 3.  DEFAULTS UPON SENIOR SECURITIES.

     No reportable event.


Item 4.  OTHER INFORMATION.

          No reportable event.


Item 5.  EXHIBITS.

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



                                           DATARAM CORPORATION




                                           MARK E. MADDOCKS


Date:  March 12, 2009                   By:  /S/ MARK E. MADDOCKS
                                           _______________________________
                                        Mark E. Maddocks
                                        Vice President, Finance

                                        (Principal Financial Officer)


	Page 8 of 8
	Page 8 of 8