Form 10-K
period 2009-04-30
DATARAM CORP
filed 2009-07-28
CIK 27093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2009.

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

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                         Yes [ ]     No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                         Yes [ ]     No [X]

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell-company (as
defined in Rule 12b-2 of the Act).                    Yes [ ]     No [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant's most recently completed second quarter, October 31, 2008, was $11,352,555.

     The number of shares of Common Stock outstanding on July 24, 2009 was 8,869,184 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 24, 2009 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  2009 Annual Report to Security Holders









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

     The Company's memory products are sold worldwide to OEMs, distributors, value-added resellers and end-users. The Company has two manufacturing facilities in the United States with sales and/or marketing offices in the United States, Europe and Japan. The Company competes with several other large independent memory manufacturers as well as the OEMs mentioned above. The primary raw material used in producing memory boards is dynamic random access memory chips ("DRAMs"). The purchase cost of DRAMs is the largest single component of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAMs.

     On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. ("MMB"), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expands the Company's memory product offerings and routes to market. The Company purchased the assets from MMB for total consideration of approximately $2,253,000 of which approximately $912,000 was paid in cash. The Company also assumed certain accounts payable totaling approximately $190,000 and certain accrued liabilities totaling approximately $122,000. Under the terms of the agreement with MMB, the remaining portion of the purchase price is contingently payable based upon the performance of the new Dataram business unit to be operated as a result of the acquisition (the "Unit") and consists of a percentage, averaging 65%, payable quarterly, over the next four years of earnings before interest, taxes, depreciation and amortization of the Unit. At April 30, 2009 the estimated remaining purchase price to be paid under the agreement is $1,029,000 and is recorded as an accrued liability in the Company's consolidated balance sheet. Dataram has also employed David Sheerr, sole owner and former President of MMB, as general manager of the Unit.

     The Unit designs and manufactures memory from the Company's leased facility in Montgomeryville, Pennsylvania. Its products include memory upgrades for IBM, Sun, HP and Compaq computer systems. The MMB Unit also markets and sells new and refurbished factory original memory upgrades manufactured by IBM, Sun, HP and Compaq as well as factory original modules manufactured by Micron, Hynix, Samsung, Elpida and Nanya, and purchases excess memory inventory from other parties as well.

     Revenues for fiscal 2009 were $25.9 million compared to $30.9 million in fiscal 2008. The decline in revenues is primarily the result of decreased selling prices. The Company's selling prices are significantly dependent on the pricing and availability of DRAM chips. The Company's products utilize DRAMs of varying capacities, organizations and package types. While the changes in the purchase cost of specific DRAMs over time are not necessarily uniform or even move in the same direction, over the last fiscal year the Company's purchase cost of the primary DRAMs used in our products declined by over 44 percent. This resulted in a larger than anticipated reduction in our selling prices as we passed our cost savings through to our customers. Consequently, the Company's selling prices for similar products when compared on a year over year basis were lower than expected.

    Cost of sales was $17.4 million in fiscal 2009 or 67.4 percent of revenues compared to $19.0 million or 61.6 percent of revenues in fiscal 2008. Fluctuations in cost of sales as a percentage of revenues are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.
                                     3



     The Company was incorporated in New Jersey in 1967 and made its initial public offering in 1968. Its common stock, $1 par value (the "Common Stock") was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market (now the NASDAQ Stock Market) where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 186 Princeton Road (Route
571), West Windsor, New Jersey 08550, its telephone number is
(609) 799-0071, its fax is (609) 799-6734 and its website is located at http://www.dataram.com. Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, are available on this website free of charge.

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

Working Capital Requirements

     The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal cost is low as a percentage of the total cost of the product. As a result, the world-wide market for DRAMs has swung in the past from period to period from oversupply to shortage. During periods of substantial oversupply, the Company has seen falling prices for DRAMs and wide availability of DRAMs allowing the Company to have minimum inventories to meet the needs of customers. During periods of shortage, DRAMs are allocated to customers and the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. Thus, the Company must maintain large cash reserves.
At the present time, the market for DRAMs is one of oversupply.  At
April 30, 2009, the Company had cash and cash equivalents of $12.5 million and had no debt.
                                     5



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

Engineering

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. The Company designs prototype memory modules and subjects them to reliability testing procedures. During its fiscal year ended April 30, 2009, the Company incurred costs of $1,219,000 for engineering, $1,267,000 in fiscal 2008 and $1,243,000 in fiscal 2007.

Research and Development

    Research and development expense in fiscal 2009 were $1,531,000, versus nil in fiscal 2008 and fiscal 2007. In the current fiscal year, the Company has implemented a strategy to introduce new and complementary products into its offerings portfolio. The Company is currently focusing on the development of certain high performance storage products.

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

Manufacturing

     The Company assembles its memory boards at its two manufacturing facilities in Pennsylvania.

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year and most in a matter of days. The Company's backlog at April 30, 2009 was $936,000, at April 30, 2008 it was $255,000 and at April
30, 2007 it was $579,000.

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

     The Company believes that its 42-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty program which provides customers with added confidence in buying from the Company. See "Business-Product Warranty and Service."

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

Employees

     As of April 30, 2009, the Company had 109 full-time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environmental

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2010) or the succeeding fiscal year (fiscal
2011).
                                     7




     (d)  Financial information about geographic area sales.

                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other*    Consolidated
        ------        -----      ------     ------    ------------
        2009         $19,088     $4,793    $2,016       $25,897
        2008         $22,270     $5,875    $2,748       $30,893
        2007         $27,583     $6,484    $4,337       $38,404

                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other*    Consolidated
        ------        -----      ------     ------    ------------
        2009           73.7%      18.5%       7.8%        100.0%
        2008           72.1%      19.0%       8.9%        100.0%
        2007           71.8%      16.9%      11.3%        100.0%


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

     OUR MEMORY PRODUCTS MAY VIOLATE OTHERS' PATENTS. Certain of our memory products are designed to be used with proprietary computer systems built by various OEM manufacturers. We often have to comply with the OEM's proprietary memory designs which may be patented, now or at some time in the future. OEMs have, at times, claimed that we have violated their patent rights by adapting our computer memory products to meet the requirements of their systems. It is our policy to, in unclear cases, either obtain an opinion of patent counsel prior to marketing, or obtain a license from the patent holder. We are presently licensed by Sun Microsystems and Silicon Graphics to sell memory products for certain of their products. However, there can be no assurance that memory designs will not be created in the future which will, in fact, be patented and which patent holders will require the payment of substantial royalties as a condition for our
                                       8


continued presence in the segment of the market covered by the patent or they may not give us a license. Nor can there be any assurance that our existing products do not violate one or more existing patents.

     WE MAY LOSE AN IMPORTANT CUSTOMER. During fiscal 2009, the largest ten customers accounted for approximately 44.7% of the Company's revenues, with one customer accounting for approximately 16.7% of the Company's revenues. There can be no assurance that one or more of these customers will not cease or materially decrease their business with the Company in the future and that our financial performance will not be adversely affected thereby.

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

     THE MARKET FOR OUR PRODUCTS MAY NARROW OVER TIME. The principal market for our memory products consists of the manufacturers, buyers and owners of workstations and enterprise servers, classes of machines lying between large mainframe computers and personal computers. Personal computers are increasing in their power and sophistication and, as a result, are now filling some of the computational needs traditionally filled by workstations. The competition for the supply of after-market memory products in the PC industry is very competitive and to the extent we compete in this market we can be expected to have lower profit margins. There can be no assurance that this trend will not continue in the future, and that our financial performance will not be adversely affected.
                                      9



     A PORTION OF OUR OPERATIONS ARE DESIGNED TO MEET THE NEEDS OF THE VERY COMPETITIVE INTEL AND AMD PROCESSOR-BASED MOTHERBOARD MARKET. In addition to selling server memory systems, we develop, manufacture and market a variety of memory products for motherboards that are Intel or AMD processor based. Many of these products are sold to OEMs and incorporated into computers and other equipment. This is an intensely competitive market with high volumes but lower margins.

     WE MAY MAKE UNPROFITABLE ACQUISITIONS. The Company is actively looking at acquiring complementary products and related intellectual property. The possibility exists that an acquisition will be made at some time in the future. Uncertainty surrounds all acquisitions and it is possible that a particular acquisition may not result in a benefit to shareholders, particularly in the short term. In addition, there can be no assurance that the recently acquired business of MMB will be, or remain, a profitable operating unit of the Company or that expected savings from having a larger consolidated business operation will occur.

     THE INVESTMENTS WE MAKE IN RESEARCH AND DEVELOPMENT MAY NOT LEAD TO PROFITABLE NEW PRODUCTS. The Company has implemented a strategy to introduce new and complementary products into its offerings portfolio, and expects to spend substantial sums of money on research and development of such possible new products. There can be no assurance, however, that these research and development expenditures will result in the identification or exploitation of any products that can be profitably sold by the Company.

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

     The Company leases 17,500 square feet of assembly plant and office space in Montgomery County, Pennsylvania. The lease expires on March 31, 2011. In the event the Lessor enters into a bona fide agreement for sale of the premises, the Lessor can terminate this lease on two (2) years notice.

     The Company also leases marketing facilities in New Jersey, Denmark, France, Germany, and Japan.
                                      10



Item 3.   LEGAL PROCEEDINGS

         None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Security Holders in the fourth quarter of the fiscal year covered by this report.


                                 PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Incorporated by reference herein is the information set forth in the Company's 2009 Annual Report to Security Holders under the caption "Common Stock Information" at page 6 and the information from the Definitive Proxy Statement under the caption "Equity Plan Compensation Information." No shares were sold other than pursuant to a registered offering during fiscal 2009. In the fourth quarter of fiscal 2009, the Company purchased no shares of its common stock.

Item 6.  SELECTED FINANCIAL DATA

     Incorporated by reference herein is the information set forth in the 2009 Annual Report to Security Holders under the caption "Selected Financial Data" at page 20.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Incorporated by reference herein is the information set forth in the 2009 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" at page 2 through page 6.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated by reference herein is the information set forth in the 2009 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" at page 5.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedule        Page in
                                                               Annual
                                                               Report*
Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 2009 and 2008. . . 7

   Consolidated Statements of Operations - Years ended
        April 30, 2009, 2008 and 2007 . . . . . . . . . . . . . . 8

   Consolidated Statements of Cash Flows -
        Years ended April 30, 2009, 2008 and 2007 . . . . . . . . 9

   Consolidated Statements of Stockholders' Equity -
        Years ended April 30, 2009, 2008 and 2007 . . . . . . . . 10

   Notes to Consolidated Financial Statements -
        Years ended April 30, 2009, 2008 and 2007 . . . . . . . . 11-19

   Report of Independent Registered Public Accounting
        Firm on Consolidated Financial Statements . . . . . . . . 20

Financial Statement Schedule:

   Valuation and Qualifying Accounts -
        Years ended April 30, 2009, 2008 and 2007. . . . . . . . . 13

   Report of Independent Registered Public Accounting
        Firm on Financial Statement Schedule  . . . . . . . . . .  14

   All other schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.
*Incorporated herein by reference.

Schedule II

                             DATARAM CORPORATION AND SUBSIDIARIES
                                Valuation and Qualifying Accounts
                            Years ended April 30, 2009, 2008 and 2007

                                                      Additions
                                                      charged   Deduc-
                                        Balance at    to costs  tions     Balance
                                        beginning     and       from      at close
       Description                      of period     expenses  reserves  of period
       ___________                      _________     ________  _________ _________

Year ended April 30, 2009:
   Allowance for doubtful accounts      $  50,000      234,000  164,000*   120,000
   Allowance for sales returns          $ 200,000      269,000  299,000    170,000

Year ended April 30, 2008:
   Allowance for doubtful accounts      $  70,000       12,000   32,000*    50,000
   Allowance for sales returns          $ 230,000      375,000  405,000    200,000

Year ended April 30, 2007:
   Allowance for doubtful accounts      $  60,000       40,000   30,000*    70,000
   Allowance for sales returns          $ 240,000      393,000  403,000    230,000




*Represents write-offs and recoveries of accounts receivable.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Dataram Corporation:

Under date of July 24, 2009, we reported on the consolidated balance sheets of Dataram Corporation and Subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period then ended, as contained in the April 30, 2009 Annual Report to Security Holders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended April 30, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying Index at Item 8. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ J.H. COHN LLP

J.H. Cohn LLP
Lawrenceville, New Jersey
July 24, 2009

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

     No Applicable.

Item 9A(T).  CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal
Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2009. This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in the Annual Report.

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

                                 DATARAM CORPORATION
                                 (Registrant)

Date:     July 24, 2009           By: JOHN H. FREEMAN
                                 --------------------------------
                                 John H. Freeman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:     July 24, 2009           By: ROGER C. CADY
                                 --------------------------------
                                  Roger C. Cady, Chairman of the
                                  Board of Directors

Date:     July 24, 2009           By: JOHN H. FREEMAN
                                 --------------------------------
                                  John H. Freeman, President
                                  Chief Executive Officer and
                                  Director


Date:     July 24, 2009           By: THOMAS A. MAJEWSKI
                                 --------------------------------
                                  Thomas A. Majewski, Director


Date:     July 24, 2009           By: ROSE ANN GIORDANO
                                 --------------------------------
                                   Rose Ann Giordano, Director


Date:     July 24, 2009           By: MARK E. MADDOCKS
                                 --------------------------------
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)

                               EXHIBIT INDEX

3(a) Restated Certificate of Incorporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 25, 2008.

3(b) By-Laws. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 25, 2008.

10(a) 2001 Stock Option Plan.* Incorporated by reference from Exhibits to a
      Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 26, 2001.

10(b) Savings and Investment Retirement Plan, January 1, 2001 Restatement.*
      Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July
      29,       2003.

10(c) West Windsor, New Jersey Lease dated September 19, 2000. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2001, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 26, 2001.

10(d) Addendum "D" to West Windsor, New Jersey Lease dated February 13, 2006.
      Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 14, 2006.

10(e) Bucks County, Pennsylvania Lease dated January 11, 2006. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on January 26, 2006.

10(f) Asset Purchase Agreement, dated March 20, 2009, by and among Dataram
      Corporation, Micro Memory Bank, Inc. and Mr. David Sheerr.
      Incorporated by reference from Exhibits to a Current Report on Form 8-K/A with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 26, 2009.

10(g) Lease Agreement, dated December 31, 2000, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation.

10(h) Lease Renewal Agreement, dated February 13, 2006, between Nappen &
      Associates and Micro Memory Bank, Inc. and assigned to Dataram
      Corporation.

10(i) Employment Agreement of Jeffrey H. Duncan dated as of February 1,
      2005.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2005.

10(j) Employment Agreement of Mark E. Maddocks dated as of February 1, 2005.*
      Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005, filed with the Securities and Exchange Commission, SEC file number 001-08266, July 28, 2005.

13(a) 2009 Annual Report to Shareholders

14(a) Code of Ethics.  Incorporated by reference from Exhibits to a Current
      Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 20, 2005.

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