Form 10-Q
period 2009-07-31
DATARAM CORP
filed 2009-09-11
CIK 27093

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      July 31, 2009

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                             ___________________  ___________________________

Commission file number:                   1-8266
                       ______________________________________________________

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                             [ ] Yes   [ ] No

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of September 10, 2009, there were 8,869,184 shares outstanding.


                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         July 31, 2009 and April 30, 2009
                                    (Unaudited)

                                             July 31, 2009     April 30, 2009
Assets
Current Assets:
   Cash and cash equivalents                 $   7,272,379      $  12,525,008
   Accounts receivable, less allowance
     for doubtful accounts and sales returns
     of $290,000 at July 31, 2009 and
     April 30, 2009                              5,069,590          3,381,271
   Inventories                                   4,485,174          2,200,364
   Deferred income taxes                           303,099            300,099
   Other current assets                            254,320            126,074
                                                __________         __________
     Total current assets                       17,384,562         18,532,816

Deferred income taxes                            3,891,850          3,282,450

Property and equipment, at cost:
   Machinery and equipment                      11,853,875         11,761,056
   Leasehold improvements                        2,276,408          2,224,502
                                                __________         __________
                                                14,130,283         13,985,558
   Less: accumulated depreciation
     and amortization                           13,004,740         12,886,072
                                                __________         __________
Net property and equipment                       1,125,543          1,099,486

Other assets                                       125,659            135,706

Intangible assets, net of accumulated
    amortization                                 1,340,232          1,504,308
                                                __________         __________

                                             $  23,867,846       $ 24,554,766
                                                ==========         ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $   1,726,600       $  1,385,311
   Accrued liabilities                           1,498,778          1,688,933
                                                __________         __________
     Total current liabilities                   3,225,378          3,074,244

Accrued liabilities                                381,000            381,000
                                                __________         __________
     Total liabilities                           3,606,378          3,455,244

Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,869,184 at July 31, 2009
      and April 30, 2009                         8,869,184          8,869,184
   Additional paid-in capital                    7,162,251          7,022,316
   Retained earnings                             4,230,033          5,208,022
                                                __________         __________

        Total stockholders' equity              20,261,468         21,099,522
                                                __________         __________
                                             $  23,867,846       $ 24,554,766
                                                ==========         ==========
See accompanying notes to consolidated financial statements.





                        Dataram Corporation and Subsidiaries
                        Consolidated Statements of Operations
                      Three Months Ended July 31, 2009 and 2008
                                   (Unaudited)

                                                   2009              2008

Revenues                                     $   9,190,021     $   7,563,076

Costs and expenses:
   Cost of sales                                 6,654,904         4,935,405
   Engineering                                     253,188           331,856
   Research and development                        874,077           212,379
   Selling, general and administrative           3,047,662         3,183,064
                                                __________        __________
                                                10,829,831         8,662,704
                                                __________        __________

Loss from operations                            (1,639,810)       (1,099,628)

Other income:
   Interest income, net                             10,150           110,698
   Currency gain                                    23,671               285
   Other expense                                         0            (1,912)
                                                __________        __________
Total other income                                  33,821           109,071
                                                __________        __________

Loss before income taxes                        (1,605,989)         (990,557)

Income tax benefit                                (628,000)         (385,000)
                                                __________        __________
Net loss                                     $    (977,989)    $    (605,557)
                                                ==========        ==========

Net loss per share of common stock
   Basic                                     $        (.11)    $        (.07)
                                                ==========        ==========
   Diluted                                   $        (.11)    $        (.07)
                                                ==========        ==========



See accompanying notes to consolidated financial statements.


                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                         Three Months Ended July 31, 2009 and 2008
                                      (Unaudited)

                                                      2009            2008
Cash flows from operating activities:
   Net loss                                       $  (977,989)   $  (605,557)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                  282,744         81,000
       Bad debt expense (recovery)                    (27,605)        70,733
       Stock-based compensation expense               155,535        125,693
       Other stock option expense                           0        121,300
       Loss on sale of property and equipment               0          1,912
       Deferred income tax benefit                   (628,000)      (333,000)
     Changes in assets and liabilities:
        (Increase) decrease in accounts receivable (1,660,714)       187,339
         Increase in inventories                   (2,284,810)      (205,871)
         Increase in other current assets            (128,246)      (259,013)
         Decrease (increase) in other assets           10,047        (64,003)
         Increase (decrease) in accounts payable      341,289       (313,015)
         Increase (decrease) in accrued liabilities  (190,155)       178,072
                                                   __________     __________

Net cash used in operating activities              (5,107,904)    (1,014,410)
                                                  ___________     __________

Cash flows from investing activities:
   Additions to property and equipment               (144,725)      (275,464)
   Proceeds from sale of property and equipment             0            500
                                                  ___________     __________
Net cash used in investing activities                (144,725)      (274,964)
                                                  ___________     __________


Net decrease in cash and
   cash equivalents                                (5,252,629)    (1,289,374)
Cash and cash equivalents at
   beginning of period                             12,525,008     17,641,690
                                                   __________     __________
Cash and cash equivalents at
   end of period                                  $ 7,272,379    $16,352,316
                                                   ==========     ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                    $         0    $     1,597
                                                   ==========     ==========
      Income taxes                                $         0    $         0
                                                   ==========     ==========
See accompanying notes to consolidated financial statements.


                         Dataram Corporation and Subsidiaries
                      Notes to Consolidated Financial Statements
                              July 31, 2009 and 2008
                                     (Unaudited)



(1) Basis of Presentation

The information for the three months ended July 31, 2009 and 2008 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2009 included in the Company's 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2009 balance sheet has been derived from these statements.

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

Net Earnings (Loss) Per Share

Net earnings (loss) per share is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic net earnings (loss) per share is computed by dividing the net earnings
(loss) by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the quarters ended July 31, 2009 and July 31, 2008 includes only the weighted average number of common stock outstanding. The denominator excludes the dilutive effect of stock options outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing Basic and Diluted net earnings (loss) per share for the first quarter of fiscal 2010 and 2009:


                                    Three Months ended July 31, 2009
                                     Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss, weighted
average common shares
outstanding                       $ (977,989)   8,869,184     $ (.11)

Effect of dilutive securities
-stock options                             -             -          -
                                    ________    _________      ______

Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                     $ (977,989)   8,869,184     $ (.11)
                                    ========    =========     ======


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
                                    ========    =========     ======



Diluted net loss per share does not include the effect of all options to purchase shares of common stock for the three months ended July 31, 2009 and 2008 because they are anti-dilutive.


Common Stock Repurchases

On December 4, 2002, the Company's Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. During the three months ended July 31, 2009 and 2008, the Company did not repurchase any shares of its common stock. As of July 31, 2009, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires that such transactions be accounted for using a fair value-based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. The Company implemented SFAS 123R effective May 1, 2006.

As a result of adopting SFAS 123R, our consolidated statements of operations for fiscal 2010's and 2009's first quarter ended July 31, 2009 and 2008 includes approximately $156,000 and $126,000 of stock-based compensation expense, respectively. Stock-based compensation expense is recognized in the selling, general and administrative expenses line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. These stock option grants have been classified as equity instruments, and as such, a corresponding increase, net of the reversal of the previously recorded income tax benefit for options which expired during the reporting period, has been reflected in additional paid-in capital in the accompanying balance sheet. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.


A summary of option activity under the plans for the three months ended July 31, 2009is as follows:

                      Weighted average    Weighted average          Aggregate
                       exercise price   remaining contractual       intrinsic
           Shares                               life                  value(1)
        __________   ________________  _____________________       __________

Balance
April 30,
2009      1,257,675       $4.53                4.37               $     4,000

Granted           -           -                  -                        -
Exercised         -           -                  -                        -
Expired     (87,600)      $5.36                  -                        -

Balance
July 31,
2009      1,170,075       $4.47                4.27               $    17,000

Exercisable
July 31,
2009        893,575       $5.08                3.07               $    17,000

Expected to vest
July 31,
2009      1,156,075       $4.47                4.27                       -

     (1) This amount represents the difference between the exercise price and $1.45, the closing price of Dataram common stock on July 31, 2009 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable.


          Total cash received from the exercise of options in the quarter ended July 31, 2009 was nil. As of July 31, 2009, there was $382,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately one year. At July 31, 2009, an aggregate of 880,827 shares were authorized for future grant under the Company's stock option plans. There were no stock options granted in fiscal 2010's first quarter ended July 31, 2009.



b. Other Stock Option Expense

During the three month period ended July 31, 2008, the Company granted options to purchase 50,000 shares of the Company's common stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price representing the fair value at the date of grant, are 100% exercisable on the date of grant and expire ten years after date of grant. The calculated fair value of these options was approximately $121,000 and was determined using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of zero, a calculated volatility factor of 110% and risk-free interest rate of 4.0%. Such calculated fair value has been charged in its entirety to the research and development expense line item in the accompanying consolidated statement of operations for this grant as of July 31, 2008. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $121,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheets.

(2) Acquisition

On March 31, 2009, the Company acquired certain assets of Micro Memory
Bank, Inc. (MMB), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expands the Company's memory product offerings and routes to market. The Company purchased the assets from MMB for total consideration of approximately $2,253,000 of which approximately $912,000 was paid in cash. The Company also assumed certain accounts payable totaling approximately $190,000 and certain accrued liabilities totaling approximately $122,000. Under the terms of the agreement with MMB, the remaining portion of the purchase price is contingently payable based upon the performance of the new Dataram business unit to be operated as a result of the acquisition (the
Unit) and consists of a percentage, averaging 65%, payable quarterly, over the next four years of earnings before interest, taxes, depreciation and amortization of the Unit. At July 31, 2009, the estimated remaining purchase price to be paid under the agreement is $1,016,000 and is recorded as an accrued liability (of which, $381,000 has been classified as long-term) in the Company's consolidated balance sheets. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting in accordance with the provisions of SFAS No. 141.

The total consideration of the acquisition has been allocated to the fair value of the assets of MMB as follows:


Accounts receivable                             $    478,000
Machinery and equipment                              200,000
Deposits                                              16,000
Trade names                                          733,000
Customer relationships                               758,000
Non-compete agreement                                 68,000
                                                 -----------
Gross assets acquired                              2,253,000
Liabilities assumed                                  312,000
Net assets acquired                             $  1,941,000
                                                 ===========

The Company estimates that it has no significant residual value related to its intangible assets. Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense was approximately $164,000 for fiscal year 2010's first quarter and nil for fiscal 2009's first quarter. Intangible asset amortization is included in selling, general and administrative expense. The components of finite-lived intangible assets acquired during fiscal year 2009 are as follows:

                                         Gross Carrying Amount
                         Weighted
                          Average
                           Life      July 31, 2009   April 30, 2009
                         ________    _____________    _____________
Trade names              5 Years     $    733,000      $    733,000
Customer relationships   2 Years          758,000           758,000
Non-compete agreement    4 Years           68,000            68,000
                                     _____________    _____________
Total gross carrying amount          $  1,559,000      $  1,559,000

Less accumulated amortization expense     219,000            55,000
                                    _____________     _____________
Net intangible assets                $  1,340,000      $  1,504,000
                                    =============     =============


The following table outlines the estimated future amortization expense related to intangible assets:

Year ending April 30:
2010                                $   637,000
2011                                    407,000
2012                                    164,000
2013                                    162,000
2014                                    134,000
                                    $ 1,504,000
                                    ===========



(3) Related Party Transactions

During the fiscal 2010's first quarter, the Company purchased inventories for resale totaling approximately $1,667,000 from Sheer Memory, LLC (Sheer Memory). Sheer Memory's owner is employed by the Company as the general manager of the acquired MMB business unit described in Note 2. When the Company acquired certain assets of MMB, it did not acquire any of its inventory. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $477,000 of accounts payable in the Company's consolidated balance sheet as of July 31, 2009 is payable to Sheer Memory. Sheer Memory offers the Company trade terms of Net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheer Memory subsequent to July 31, 2009 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

(4) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

(5) Accounts Receivable

Accounts receivable consists of the following categories:

                                          July 31, 2009    April 30, 2009
                                        ________________    ______________
Trade receivables                       $      5,105,000    $    3,599,000
VAT receivable                                   252,000            72,000
Other                                              3,000                 0
Allowance for doubtful accounts
  and sales returns                             (290,000)         (290,000)
                                        ________________    ______________
                                        $      5,070,000    $    3,381,000
                                        ================    ==============


(6) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2009 and April 30, 2009 consist of the following categories:

                       July 31, 2009    April 30, 2009
                    ________________    ______________
Raw materials       $      2,630,000    $    1,344,000
Work in process               53,000            15,000
Finished goods             1,802,000           841,000
                    ________________    ______________
                    $      4,485,000    $    2,200,000
                    ================    ==============


(7) Financial Information by Geographic Location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2009 and 2008 by geographic region are as follows:

                                  Three months ended       Three months ended
                                  July 31, 2009            July 31, 2008
                                  ________________         ________________
United States                     $      7,245,000         $      5,574,000
Europe                                   1,457,000                1,447,000
Other (principally Asia Pacific Region)    488,000                  542,000
                                  ________________         ________________
Consolidated                      $      9,190,000         $      7,563,000
                                  ================         ================


Long-lived assets consist of property and equipment and finite intangible assets. Long-lived assets and total assets by geographic region as of July 31, 2009 are as follows:

                                   July 31, 2009
                       Long-lived assets     Total assets
                      _________________    ______________
United States         $       2,466,000    $   23,689,000
Europe                                0           166,000
Other                                 0            13,000
                      _________________    ______________
Consolidated          $       2,466,000    $   23,868,000
                      =================    ==============



(8) Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from two to five years. Intangible assets are tested for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented.



(9) Significant New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS 141R), which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R became effective for us May 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" (SFAS 160), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.
SFAS 160 became effective for us May 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events"
(SFAS No. 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through September 10, 2009.

The SEC's Office of the Chief Accountant published Staff Accounting Bulletin
(SAB) No. 112 (SAB 112). SAB 112 which was effective June 10, 2009 and amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, SAB 112 aims to bring existing guidance into conformity with recent pronouncements by the FASB, including
SFAS 141R and SFAS No. 160.   The adoption of SAB 112 has not had a material
impact the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" (SFAS 168). SFAS 168 defines the order in which accounting principles generally accepted in the United States of America should be followed. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on our consolidated financial statements.


(10) Concentration of Credit Risk

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

The Company's memory products are sold worldwide to OEMs, distributors, value-added resellers and end-users. The Company has a manufacturing facility in the United States with sales offices in the United States and Europe.

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

Liquidity and Capital Resources

The Company's cash and working capital position remain strong. As of July 31, 2009, cash and cash equivalents amounted to $7.3 million and working capital amounted to $14.2 million, reflecting a current ratio of 5.4 to 1, compared to cash and cash equivalents of $12.5 million, working capital of $15.5 million and a current ratio of 6.0 to 1 as of April 30, 2009.

During the first fiscal quarter ended July 31, 2009, net cash used in operating activities totaled approximately $5,108,000. Net loss in the period was approximately $978,000. Inventories increased by approximately $2,285,000. In the quarter ended July 31, 2009, the MMB business unit described in Note 2 increased their inventory levels by approximately
$1.0 million to properly support normal sales levels. At April 30, 2009, the MMB business unit inventory totaled approximately $170,000. Inventory was maintained at an unsustainably low level during the first month subsequent to the acquisition as part of the Company's transition and integration plan. The balance of the inventories increase was primarily the result of management's decision to purchase inventories at favorable pricing levels. Accounts receivable increased by approximately $1,661,000, primarily as a result of increased revenues. Deferred income taxes increased by $628,000 and accrued liabilities decreased by approximately $190,000. Cash used in operating activities was partially offset by an increase in accounts payable of approximately $341,000. Depreciation and amortization expense of approximately $283,000 and non-cash stock-based expense of approximately $156,000 were also recorded.

Net cash used in investing activities totaled approximately $145,000 for the quarter ended July 31, 2009. This was primarily the result of property and equipment additions. These additions were for test equipment used in the Company's manufacturing process.

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


Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2009 are as follows:

                                        Operating leases
Year ending April 30:                   ________________

    2010                                 $      533,000

    2011                                        387,000

    2012                                         34,000

    Thereafter                                        0
                                         ______________

Total minimum lease payments             $      954,000

                                         ==============

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended July 31, 2009 were $9,190,000 compared to revenues of $7,563,000 for the comparable prior year period. The recently acquired MMB business unit described in Note 2, generated revenues of approximately $2,912,000 in 2010's fiscal first quarter and nil in the comparable prior year period. In the fiscal period ended July 31, 2009, excluding the effect of the revenues generated by the MMB acquisition, the Company's revenues declined by $1,285,000 when compared to the prior comparable period. There has been a softening in demand due to the weakening economy. Many customers have curtailed or temporarily suspended their capital spending while they adapt their business plans to the current environment.

Revenues for the three months ended July 31, 2009 and 2008 by geographic region are as follows:

                                  Three months ended       Three months ended
                                  July 31, 2009            July 31, 2008
                                  ________________         ________________
United States                     $      7,245,000         $      5,574,000
Europe                                   1,457,000                1,447,000
Other (principally Asia Pacific Region)    488,000                  542,000
                                  ________________          ________________
Consolidated                      $      9,190,000         $      7,563,000
                                  ================         ================






Cost of sales for the first quarter of fiscal 2010 and 2009 were 72% and 65% of revenues, respectively. The recently acquired MMB business unit's cost of sales were 72% in fiscal 2010's first quarter. Also contributing to the increase in percentage was the fact that in the quarter ended July 31, 2009, two large orders were shipped to one customer where the bidding for the orders was extremely competitive. Fluctuations in cost of sales as a percentage of revenues in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. Cost of sales in the first quarter of fiscal 2010 was $6.7 million compared to $4.9 million in the prior year comparable period.

Engineering expense in fiscal 2010's first quarter totaled $253,000, versus $332,000 for the same prior year period.

Research and development expense in fiscal 2010's first quarter were $874,000 versus $212,000 in the same prior year period. In the first quarter of the prior fiscal year, the Company implemented a strategy to introduce new and complementary products into its offerings portfolio. The Company is currently focusing on the development of certain high performance storage products. As part of that strategy, in January 2009, the Company entered into a software purchase and license agreement with another company whereby the Company has the exclusive right to purchase specified software for a price of $900,000 plus a contingent payment of $100,000. Fiscal 2010's first quarter research and development expense includes $300,000 of expense related to a payment for the software purchase and license. The software and the storage product, which incorporates the software, is currently under development and is not deemed saleable at the present time. Should the Company elect to continue with the development project, the Company must make the final $300,000 payment, at which point the Company will own the software. We expect to make further investments in this area.

Selling, general and administrative (S,G&A) expense in the first fiscal quarter ended July 31, 2010 decreased by approximately $135,000 from the comparable prior year period. The acquired MMB business unit's S,G&A expense recorded in fiscal 2010's first quarter was approximately $602,000 versus nil in the comparable prior year period. The prior fiscal year's first quarter expense included a charge of approximately $716,000 related to a retirement agreement entered into with the Company's former chief executive officer. Stock-based compensation expense is recorded as a component of S,G&A expense and totaled approximately $156,000 and $126,000, respectively, for the first quarter of fiscal 2010 and 2009.

Other income, net for the first quarter of fiscal 2010 totaled $34,000, versus $109,000 for the same prior year period. Other income in fiscal 2010's first quarter consisted primarily of $10,000 of interest income and approximately $24,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar. Fiscal 2009's first quarter other income, net consisted of approximately $111,000 of net interest income offset by approximately a $2,000 loss on disposal of assets.

Income tax benefit for the first quarter of fiscal 2010 and 2009 was $628,000 and $385,000, respectively. The Company's effective tax rate for financial reporting purposes in fiscal 2010 is approximately 39.0%. The Company has Federal and State net operating loss (NOL) carry-forwards of approximately $5.6 million and $4.0 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2029 for Federal tax purposes and 2016 and 2029 for state tax purposes.

Critical Accounting Policies

During December 2001, the Securities and Exchange Commission (SEC) published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2009, the Company believes the following accounting policies to be critical:

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

Stock Option Expense - In December 2004, SFAS No. 123 (revised 2004), "Share-Based Payment"("SFAS 123(R)") was issued. SFAS 123(R) revises
SFAS 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 as amended permitted entities the option of continuing to apply the intrinsic value method under APB 25 that the Company had been using, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair value-based method been used. SFAS 123(R) requires that the compensation cost relating to all share-based payment transactions, including employee stock options, be recognized in the historical financial statements. That cost is measured based on the fair value of the equity or liability instrument issued and amortized over the related service period. The Company adopted the guidance in SFAS 123(R) effective May 1, 2006. As such, the accompanying consolidated statement of operations for the fiscal 2010 and fiscal 2009 first quarter ending July 31 includes approximately $156,000 and $126,000 of stock option expense, respectively, in operating expenses related to the fair value of options granted to employees and directors under the Company's stock-based compensation plans which is being amortized over the service period in the financial statements, as required by SFAS 123(R). These awards have been classified as equity instruments, and as such, a corresponding increase of approximately $156,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheet as of July 31, 2009. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
Expected life is based on the Company's historical experience of option exercises relative to option contractual lives; Expected volatility is based on the historical volatility of the Company's share price; Expected dividend yield assumes the current dividend rate remains unchanged; Risk free interest rate approximates United States government debt rates at the time of option grants.

Research and Development Expense - All research and development costs are expensed as incurred, including Company-sponsored research and development and costs of patents and other intellectual property that have no alternative future use when acquired and in which we had an uncertainty in receiving future economic benefits.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes.

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


ITEM 4T. CONTROLS AND PROCEDURES


The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





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


                                          DATARAM CORPORATION



                                          MARK E. MADDOCKS




Date:     September 10, 2009           By: _____________________________
                                          Mark E. Maddocks
                                          Vice President, Finance
                                          (Principal Financial Officer)