Form 10-Q
period 2009-10-31
DATARAM CORP
filed 2009-12-14
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

                                         or

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]


     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                  [ ] Yes   [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of December 11, 2009, there were 8,885,434 shares outstanding.


                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         October 31, 2009 and April 30, 2009
                                    (Unaudited)

                                            October 31, 2009  April 30, 2009

Assets Current Assets:
   Cash and cash equivalents                $   4,485,148     $  12,525,008
   Accounts receivable, less allowance
     for doubtful accounts and sales returns
     of $290,000 at October 31, 2009 and
     April 30, 2009                             5,068,541         3,381,271
   Inventories                                  5,586,868         2,200,364
   Deferred income taxes                          511,099           300,099
   Other current assets                           213,297           126,074
                                               __________        __________
     Total current assets                      15,864,953        18,532,816

Deferred income taxes                           4,729,737         3,282,450

Property and equipment, at cost:
   Machinery and equipment                     12,218,440        11,761,056
   Leasehold improvements                       2,224,502         2,224,502
                                               __________        __________
                                               14,442,942        13,985,558
   Less: accumulated depreciation
     and amortization                          13,137,763        12,886,072
                                               __________         __________
Net property and equipment                      1,305,179         1,099,486

Other assets                                      117,978           135,706

Intangible assets, net of accumulated
    amortization                                1,176,156         1,504,308
                                               __________        __________

                                           $   23,194,003     $  24,554,766
                                               ==========        ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                        $    2,496,412     $   1,385,311
   Accrued liabilities                          1,624,138         1,688,933
                                               __________        __________
     Total current liabilities                  4,120,550         3,074,244

Accrued liabilities                               219,476           381,000
                                               __________        __________
     Total liabilities                          4,340,026         3,455,244

Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,869,184 at October 31, 2009
      and April 30, 2009                        8,869,184         8,869,184
   Additional paid-in capital                   7,370,711         7,022,316
   Retained earnings                            2,614,082         5,208,022
                                               __________        __________

        Total stockholders' equity             18,853,977        21,099,522
                                               __________        __________
                                            $  23,194,003     $  24,554,766
                                               ==========        ==========
See accompanying notes to consolidated financial statements.





                          Dataram Corporation and Subsidiaries
                         Consolidated Statements of Operations
                Three and Six Months Ended October 31, 2009 and 2008

                                   (Unaudited)



                                                            2009                              2008
                                               2nd Quarter        Six Months      2nd Quarter        Six Months

Revenues                                     $  10,673,217      $  19,863,238    $  7,059,080     $ 14,622,156

Costs and expenses:
   Cost of sales                                 7,936,731         14,591,635       4,660,188        9,595,593
   Engineering                                     259,077            512,265         302,357          634,213
   Research and development                      1,621,385          2,495,462         253,971          466,350
   Selling, general and administrative           3,502,357          6,550,019       2,500,068        5,683,132
                                                __________         __________      __________       __________
                                                13,319,550         24,149,381       7,716,584       16,379,288

Loss from operations                            (2,646,333)        (4,286,143)       (657,504)      (1,757,132)

Other income
   Interest income (expense), net                   (3,289)             6,861          79,310          190,008
   Currency gain (loss)                            (18,741)             4,930         (62,917)         (62,632)
   Other income (expense), net                      10,412             10,412               0           (1,912)
                                                __________         __________      __________       __________
Total other income (expense)                       (11,618)            22,203          16,393          125,464

Loss before income taxes                        (2,657,951)        (4,263,940)       (641,111)      (1,631,668)

Income tax benefit                              (1,042,000)        (1,670,000)       (248,000)        (633,000)
                                                __________         __________      __________       __________
Net loss                                     $  (1,615,951)      $ (2,593,940)    $  (393,111)    $   (998,668)
                                                ==========         ==========      ==========       ==========

Net loss per share of common stock
   Basic                                     $        (.18)      $       (.29)    $      (.04)   $        (.11)
                                                ==========         ==========      ==========       ==========
   Diluted                                   $        (.18)      $       (.29)    $      (.04)   $        (.11)
                                                ==========         ==========      ==========       ==========

See accompanying notes to consolidated financial statements.

..



                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                        Six Months Ended October 31, 2009 and 2008
                                      (Unaudited)
                                                      2009               2008
Cash flows from operating activities:
   Net loss                                        $(2,593,940)     $(998,668)
   Adjustments to reconcile net loss
     to net cash used in
     operating activities:
       Depreciation and amortization                   603,608        167,000
       Bad debt expense (recovery)                     (22,230)       157,027
       Stock-based compensation expense                380,195        255,574
       Other stock option expense                            0        121,300
       (Gain) loss on sale of property and equipment   (10,412)         1,912
       Deferred income tax benefit                  (1,690,087)      (532,000)
       Changes in assets and liabilities
       (net of effect of acquisition of business):
         (Increase) decrease in accounts receivable (1,665,040)       380,286
         (Increase) decrease in inventories         (3,386,504)         7,082
         Increase in other current assets              (87,223)      (274,105)
         Decrease (increase) in other assets            17,728        (56,322)
         Increase (decrease) in accounts payable     1,111,101       (504,076)
         Decrease in accrued liabilities               (64,795)        (5,551)
                                                    __________     __________

Net cash used in operating activities               (7,407,599)    (1,280,541)
                                                   ___________     __________

Cash flows from investing activities:
   Acquisition of business                            (161,524)             0
   Additions to property and equipment                (481,149)      (340,750)
   Proceeds from sale of property and equipment         10,412            500
                                                   ___________     __________
Net cash used in investing activities                  632,261       (340,250)
                                                   ___________     __________

Net decrease in cash and
   cash equivalents                                 (8,039,860)    (1,620,791)
Cash and cash equivalents at
   beginning of period                              12,525,008     17,641,690
                                                    __________     __________

Cash and cash equivalents at
   end of period                                  $  4,485,148   $ 16,020,899
                                                    ==========     ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                    $      4,508   $      3,194
                                                    ==========     ==========
      Income taxes                                $     20,087   $          0
                                                     ==========    ==========
See accompanying notes to consolidated financial statements.


                       Dataram Corporation and Subsidiaries
                    Notes to Consolidated Financial Statements
                              October 31, 2009 and 2008
                                     (Unaudited)


(1) Basis of Presentation

The information for the three and six months ended October 31, 2009 and 2008 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended
April 30, 2009 included in the Company's 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2009 balance sheet has been derived from these statements.

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

Net loss per share

Net loss per share is presented in accordance with the Presentation - Earnings Per Share Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and six months ended October 31, 2009 and October 31, 2008 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for fiscal 2009 and 2008:

                                   Three Months ended October 31, 2009
                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                      $(1,615,951)    8,869,184    $ (.18)

Effect of dilutive securities
-stock options                            -            -          -


                                   ________     _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                    $(1,615,951)    8,869,184    $ (.18)
                                   ========     =========     ======




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
                                    ========     =========     ======


Diluted net loss per share does not include the effect of all options to purchase shares of common stock for the three months ended October 31, 2009 and 2008 because they are anti-dilutive.


                                   Six Months ended October 31, 2009

                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                      $(2,593,940)   8,869,184     $ (.29)

Effect of dilutive securities
-stock options                            -             -          -
                                     _______    _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                    $(2,593,940)   8,869,184     $ (.29)
                                   =========    =========     ======

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
                                    ========    =========     ======


Diluted net loss per share does not include the effect of all options to purchase shares of common stock for the six months ended October 31, 2009 and 2008 because they are anti-dilutive.


Common Stock Repurchases

On December 4, 2002, the Company's Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. During the three and six months ended October 31, 2009 and 2008, the Company did not repurchase any shares of its common stock. As of October 31, 2009, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

As required by the Compensation - Stock Compensation Topic of FASB ASC, the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments are accounted for using a fair value-based method with a recognition of an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans.

Our consolidated statements of operations for fiscal 2010's first quarter and six months ended October 31, 2009 include approximately $225,000 and $380,000 of stock-based compensation expense, respectively. Fiscal 2009's first quarter and six months ended October 31, 2008 include approximately $130,000 and $377,000 of stock-based compensation expense, respectively. Stock-based compensation expense is recognized in the selling, general and administrative expenses line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods.
These stock option grants have been classified as equity instruments, and as such, a corresponding increase, net of the reversal of the previously recorded income tax benefit for options which expired during the reporting period, has been reflected in additional paid-in capital in the accompanying balance sheet. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity under the plans for the six months ended October 31, 2009 is as follows:

                      Weighted average    Weighted average          Aggregate
                        exercise price   remaining contractual       intrinsic
            Shares                               life                 value(1)
         __________   ________________  _____________________       __________

Balance
April 30,
2009      1,257,675       $4.53                4.37               $     4,000

Granted   1,019,500       $2.55                   -                         -
Exerc             -           -                   -                         -
Expired    (265,750)      $5.58                   -                         -

Balance
October 31,
2009      2,011,425       $3.39                6.85               $   397,000
Exercisable
October 31,
2009        876,925       $4.39                4.10               $   254,000
Expected to vest
October 31,
2009      1,911,000       $3.39                6.85                         -

This amount represents the difference between the exercise price and $2.69, the closing price of Dataram common stock on October 30, 2009 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable.



Total cash received from the exercise of options in the first six months of fiscal 2010 ended October 31, 2009 was nil. As of October 31, 2009, there was approximately $2.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately two years. At October 31, 2009, an aggregate of 9,427 shares were authorized for future grant under the Company's stock option plans.


b. Other Stock Option Expense

During the three month period ended July 31, 2008, the Company granted options to purchase 50,000 shares of the Company's common stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price representing the fair value at the date of grant, are 100% exercisable on the date of grant and expire ten years after date of grant. The calculated fair value of these options was approximately $121,000 and was determined using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of zero, a calculated volatility factor of 110% and risk-free interest rate of 4.0%. Such calculated fair value has been charged in its entirety to the research and development expense line item in the accompanying consolidated statement of operations for this for the six months ended October 31, 2008. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $121,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheets.

(2) Acquisition

On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. (MMB), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expands the Company's memory product offerings and routes to market. The Company purchased the assets from MMB for total consideration of approximately $2,253,000 of which approximately $912,000 was paid in cash. The Company also assumed certain accounts payable totaling approximately $190,000 and certain accrued liabilities totaling approximately $122,000. Under the terms of the agreement with MMB, the remaining portion of the purchase price is contingently payable based upon the performance of the new Dataram business unit to be operated as a result of the acquisition
(the Unit) and consists of a percentage, averaging 65%, payable quarterly, over the next four years of earnings before interest, taxes, depreciation and amortization of the Unit. In August, 2009, the Company paid approximately $162,000 of the contingently payable purchase price. At October 31, 2009, the estimated remaining purchase price to be paid under the agreement is $855,000 and is recorded as an accrued liability (of which approximately $219,000 has been classified as long-term) in the Company's consolidated balance sheet. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting in accordance with the provisions of the Business Combinations Topic of the FASB ASC.

The total consideration of the acquisition has been allocated to the fair value of the assets of MMB as follows:


Accounts receivable                             $    478,000
Machinery and equipment                              200,000
Deposits                                              16,000
Trade names                                          733,000
Customer relationships                               758,000
Non-compete agreement                                 68,000
                                                  -----------
Gross assets acquired                              2,253,000
Liabilities assumed                                  312,000
                                                  ----------
Net assets acquired                             $  1,941,000
                                                 ===========

The Company estimates that it has no significant residual value related to its intangible assets. Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense for fiscal year 2010's first quarter and six months ended October 31, 2010 was approximately $164,000 and $328,000, respectively. Intangible assets amortization expense in fiscal 2009's first quarter and six months ending October 31, 2008 was nil. Intangible asset amortization is included in selling, general and administrative expense. The components of finite-lived intangible assets acquired during fiscal year 2009 are as follows:


                                         Gross Carrying Amount
                         Weighted
                          Average
                           Life   October 31, 2009   April 30, 2009
                         ________    _____________    _____________
Trade names              5 Years     $    733,000      $    733,000
Customer relationships   2 Years          758,000           758,000
Non-compete agreement    4 Years           68,000            68,000
                                     _____________    _____________
Total gross carrying amount          $  1,559,000      $  1,559,000

Less accumulated amortization expense     383,000           55,000
                                    _____________    _____________
Net intangible assets                $  1,176,000     $  1,504,000
                                    =============    =============


The following table outlines the estimated future amortization expense related to intangible assets:

Year ending April 30:
2010                                  $ 637,000
2011                                    407,000
2012                                    164,000
2013                                    162,000
2014                                    134,000
                                    -----------
                                    $ 1,504,000
                                    ===========



(3) Related Party Transactions

During the first six months of fiscal 2010, the Company purchased inventories for resale totaling approximately $3,355,000 from Sheer Memory, LLC (Sheer Memory). Sheer Memory's owner is employed by the Company as the general manager of the acquired MMB business unit described in Note 2. When the Company acquired certain assets of MMB, it did not acquire any of its inventory. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $602,000 of accounts payable in the Company's consolidated balance sheet as of October 31, 2009 is payable to Sheer Memory. Sheer Memory offers the Company trade terms of Net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheer Memory subsequent to October 31, 2009 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

(4) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

(5) Accounts Receivable

Accounts receivable consists of the following categories:

                                        October 31, 2009    April 30, 2009
                                        ________________    ______________
Trade receivables                       $      5,018,000    $    3,599,000
VAT receivable                                   335,000            72,000
Other                                              6,000                 0
Allowance for doubtful accounts
  and sales returns                             (290,000)         (290,000)
                                        ________________    ______________
                                        $      5,069,000    $    3,381,000
                                        ================    ==============

(6) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2009 and April 30, 2009 consist of the following categories:

                    October 31, 2009    April 30, 2009
                    ________________    ______________
Raw materials       $      2,936,000    $    1,344,000
Work in process               67,000            15,000
Finished goods             2,584,000           841,000
                    ________________    ______________
                    $      5,587,000    $    2,200,000
                    ================    ==============


(7) Financial Information by Geographic Location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six months ended October 31, 2009 and 2008 by geographic region are as follows:

                                    Three months ended       Six months ended
                                    October 31, 2009         October 31, 2009
                                    ________________         ________________
United States                       $      9,035,000         $     16,280,000
Europe                                       919,000                2,376,000
Other (principally Asia Pacific Region)      719,000                1,207,000
                                    ________________          ________________
Consolidated                        $     10,673,000         $     19,863,000
                                    ================         ================



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
                                      ================       ================

Long-lived assets consist of property and equipment and finite intangible assets. Long-lived assets and total assets by geographic region as of October 31, 2009 are as follows:

                               October 31, 2009
                      Long-lived assets      Total assets
                      _________________    ______________
United States         $       2,481,000    $   23,057,000
Europe                                0           119,000
Other                                 0            18,000
                      _________________    ______________
Consolidated          $       2,481,000    $   23,194,000
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

(9) Accounting Guidance

Recently Adopted Accounting Guidance

We have adopted the authoritative guidance issued by the FASB concerning the FASB Accounting Standards Codification (ASC)(Codification) as the source of authoritative accounting and reporting standards to be applied by nongovernmental entities to financial statements that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the FASB Codification did not have a material impact on our consolidated financial statements. The GAAP references in the accompanying consolidated financial statements reflect the FASB Codification.

On May 1, 2009, we adopted authoritative guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have not completed any business combinations since
May 1, 2009.

On May 1, 2009, we adopted the authoritative guidance issued that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements because we do not have a noncontrolling interest in our consolidated financial statements.

On May 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

The Subsequent Events Topic of the FASB ASC, effective May 2009, established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through December 14, 2009 and has determined that no subsequent event or transaction meets the requirements for disclosure.


Recent Accounting Guidance Not Yet Adopted

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning May 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning on May 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.
e believe adoption of this new guidance will not have a material impact on our financial statements.

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

Liquidity and Capital Resources

As of October 31, 2009, cash and cash equivalents amounted to $4.5 million and working capital amounted to $11.7 million, reflecting a current ratio of 3.9 to 1, compared to cash and cash equivalents of $12.5 million, working capital of $15.5 million and a current ratio of 6.0 to 1 as of April 30, 2009.

During the first six months of fiscal 2010, net cash used in operating activities totaled approximately $7,408,000. Net loss in the period was approximately $2,594,000. Inventories increased by approximately $3,387,000. In the first six months ended October 31, 2009, the MMB business unit described in Note 2 increased their inventory levels by approximately $1,900,000 to properly support normal sales levels. At April 30, 2009, the MMB business unit inventory totaled approximately $170,000. Inventory was maintained at an unsustainably low level during the first month subsequent to the acquisition as part of the Company's transition and integration plan. The balance of the inventories increase was primarily the result of management's decision to purchase inventories at favorable pricing levels. Accounts receivable increased by approximately $1,665,000, primarily as a result of increased revenues. Deferred income taxes increased by $1,690,000 and accrued liabilities decreased by approximately $65,000.
Cash used in operating activities was partially offset by an increase in accounts payable of approximately $1,111,000. Depreciation and amortization expense of approximately $604,000 and non-cash stock-based expense of approximately $380,000 were also recorded.

Net cash used in investing activities totaled approximately $632,000 for the six months ended October 31, 2009. This was primarily the result of net property and equipment additions totaling approximately $470,000. These additions were for test equipment used in the Company's computer memory manufacturing process and storage test equipment. Additionally, a contingent payment for an acquisition of a business, described in Note 2, totaling approximately $162,000 was paid.

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

Results of Operations

Revenues for the three month period ended October 31, 2009 were $10,673,000 compared to revenues of $7,059,000 for the comparable prior year period. The recently acquired MMB business unit described in Note 2 generated revenues of approximately $3,587,000 in 2010's fiscal second quarter and nil in the comparable prior year period. Revenues for the first six months of the current fiscal year were $19,863,000 compared to revenues of $14,622,000 for the comparable prior year period. The MMB business unit generated revenues of approximately $6,499,000 in fiscal 2010's first six months and nil in the comparable prior year period.

Revenues for the three and six months ended October 31, 2009 and 2008 by geographic region are as follows:

                                    Three months ended       Six months ended
                                    October 31, 2009         October 31, 2009
                                    ________________         ________________
United States                       $      9,035,000         $     16,280,000
Europe                                       919,000                2,376,000
Other (principally Asia Pacific Region)      719,000                1,207,000
                                    ________________         ________________
Consolidated                        $     10,673,000         $     19,863,000
                                    ================         ================





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
                                    ================         ================



Cost of sales for the second quarter and first six months of fiscal 2010 were 74% and 73% of revenues, respectively versus 66% for the same respective prior year periods. The recently acquired MMB business unit's cost of sales were 73% in fiscal 2010's first six months. Also contributing to the increase in percentage was the fact that in the first six months ended October 31, 2009, three large orders, totaling $2.1 million were shipped to one customer where the bidding for the orders was extremely competitive. Fluctuations in cost of sales as a percentage of revenues in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. Cost of sales in the second quarter and six months were $7.9 million and $14.6 million respectively, compared to $4.7 million and $9.6 million in the prior year comparable periods.

Engineering expense in fiscal 2010's second quarter and six months were $259,000 and $512,000, respectively, versus $302,000 and $634,000 for the same respective prior year periods.

Research and development expense in fiscal 2010's second quarter and six months were $1,621,000 and $2,495,000, respectively, versus $254,000 and $466,000 in the same prior year periods. In the first quarter of the prior fiscal year, the Company implemented a strategy to introduce new and complementary products into its offerings portfolio. The Company is currently focusing on the development of certain high performance storage products. As part of that strategy, in January 2009, the Company entered into a software purchase and license agreement (Agreement) with another company whereby the Company has the exclusive right to purchase specified software for a price of $900,000 plus a contingent payment of $100,000. Fiscal 2010's research and development expense includes $600,000 of expense related to the Agreement, of which $300,000 was expensed in the first fiscal quarter and $300,000 was expensed in the second fiscal quarter. The Company now owns the software. The software and the storage product, which incorporates the software, are currently under development and are not deemed saleable at the present time. We expect to make further investments in this area.

Selling, general and administrative (S,G&A) expense in fiscal 2010's second quarter and six months increased by $1,002,000 and $867,000 respectively, from the comparable prior year periods. The acquired MMB business unit's S,G&A expense recorded in fiscal 2010's second quarter and six months was approximately $572,000 and $1,180,000, respectively, versus nil in the comparable prior year periods. The prior fiscal year's first quarter expense included a charge of approximately $716,000 related to a retirement agreement entered into with the Company's former chief executive officer. Stock-based compensation expense is recorded as a component of S,G&A expense and totaled approximately $225,000 and $380,000, respectively, versus $130,000 and $256,000, respectively, for the comparable prior year periods. The Company recorded second quarter and year to date marketing and sales expense related to our new storage products of approximately $260,000 and $358,000 respectively, versus nil in the comparable prior year periods. These expenses are mainly related to the acquisition of sales and sales engineers for the storage products.

Other income (expense), net for the second quarter and six months totaled $12,000 of expense and $22,000 income, respectively, for fiscal 2010 and income of $16,000 and $125,000, for the same respective periods in fiscal 2009. Other expense in fiscal 2010's second quarter consisted primarily of $19,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. There was also approximately $10,000 of other income recorded related to a gain on an asset disposal.
Six month other income of $22,000 consisted primarily of $7,000 of net interest income and $5,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar, and the aforementioned gain on asset disposal. Other income in fiscal 2009's second quarter consisted primarily of $79,000 of net interest income received, offset by $63,000 of foreign currency loss, primarily as a result of the EURO weakening relative to the US dollar. Fiscal 2009's six months other income consisted primarily of $188,000 of net interest income received and $63,000 of foreign currency loss, primarily as a result of the EURO weakening relative to the US dollar.

Income tax benefit for the second quarter and six months of fiscal 2010 was a benefit of $1,042,000 and $1,670,000, respectively, versus benefit of $248,000 and $633,000 for the same prior year periods. The Company's effective tax rate for financial reporting purposes in fiscal 2010 is approximately 39.2%. The Company has Federal and State net operating loss
(NOL) carry-forwards of approximately $5.6 million and $4.0 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2029 for Federal tax purposes and 2016 and 2029 for state tax purposes.



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

Revenue Recognition - Revenue is recognized when title passes upon shipment of goods to customers. The Company's revenue earning activities involve delivering or producing goods. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, selling price is fixed or determinable and collection is reasonably assured. The Company does experience a minimal level of sales returns and allowances for which the Company accrues a reserve at the time of sale in accordance with the Revenue Recognition -Right of Return Topic of the FASB ASC. Estimated warranty costs are accrued by management upon product shipment based on an estimate of future warranty claims.

Stock Option Expense - As required by the Compensation - Stock Compensation Topic of FASB ASC, the accounting for transactions in which an entity receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments are accounted for using a fair value-based method with a recognition of an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. The Company adopted the guidance in this FASB ASC effective May 1, 2006. The consolidated statements of operations for fiscal 2010's first quarter and six months ended October 31, 2009 includes approximately $225,000 and $380,000 of stock-based compensation expense, respectively. Fiscal 2009's first quarter and six months ended October 31, 2008 includes approximately $130,000 and $377,000 of stock-based compensation expense, respectively. Stock-based compensation expense is recognized in the selling, general and administrative expenses line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. These stock option grants have been classified as equity instruments and, as such, a corresponding increase, net of the reversal of the previously recorded income tax benefit for options which expired during the reporting period, has been reflected in additional paid-in capital in the accompanying balance sheet. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: Expected life is based on the Company's historical experience of option exercises relative to option contractual lives; Expected volatility is based on the historical volatility of the Company's share price; Expected dividend yield assumes the current dividend rate remains unchanged; Risk free interest rate approximates United States government debt rates at the time of option grants.


Research and Development Expense - All research and development costs are expensed as incurred, including Company-sponsored research and development and costs of patents and other intellectual property that have no alternative future use when acquired and in which we had an uncertainty in receiving future economic benefits.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses - Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes.

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


ITEM 4T. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





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


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     On September 24, 2009, Dataram held its Annual Meeting of
Shareholders. At that meeting, the Shareholders elected Directors for an annual term and ratified the selection of the Company's Independent Registered Public Accounting Firm. The results of that voting are as follows:

     1.  Election of Directors.  The votes were received as follows:
                                                                      BROKERS'
                                      FOR              WITHHELD       NONVOTES

         John H. Freeman           7,659,610            623,237          0
         Roger C. Cady             7,677,053            605,794          0
         Thomas A. Majewski        7,503,655            779,192          0
         Rose Ann Giordano         7,517,319            765,528          0


     2.  Ratification of Independent Registered Public Accounting Firm:
                                                                      BROKERS'
           FOR                       AGAINST            ABSTAIN       NONVOTES

        8,072,165                    60,764             140,918          0



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


                                       DATARAM CORPORATION



                                       MARK E. MADDOCKS




Date:     December 14, 2009            By:  /s/ Mark E. Maddocks
                                          ____________________________
                                       Mark E. Maddocks
                                       Vice President, Finance
                                       (Principal Financial Officer)