Form 10-Q
period 2010-01-31
DATARAM CORP
filed 2010-03-16
CIK 27093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

                                         or

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                  [ ] Yes   [X] No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of March 12, 2010, there were 8,918,309 shares outstanding.



                           PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         January 31, 2010 and April 30, 2009
                                    (Unaudited)

                                       January 31, 2010        April 30, 2009
Assets
Current Assets:
   Cash and cash equivalents           $   2,372,478            $  12,525,008
   Accounts receivable, less allowance
     for doubtful accounts and sales returns
     of $290,000 at January 31, 2010 and
     April 30, 2009                        5,973,624                3,381,271
   Inventories                             5,973,459                2,200,364
   Deferred income taxes                           0                  300,099
   Other current assets                      188,974                  126,074
                                          __________               __________
     Total current assets                 14,508,535               18,532,816

Deferred income taxes                              0                3,282,450

Property and equipment, at cost:
   Machinery and equipment                12,291,289               11,761,056
   Leasehold improvements                  2,234,752                2,224,502
                                          __________               __________
                                          14,526,041               13,985,558
   Less: accumulated depreciation
     and amortization                     13,275,631               12,886,072
                                          __________               __________
Net property and equipment                 1,250,410                1,099,486

Other assets                                 112,367                  135,706

Intangible assets, net of accumulated
    amortization                           1,012,080                1,504,308

                                          __________               __________

                                       $  16,883,392            $  24,554,766
                                          ==========               ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                    $   2,781,579            $   1,385,311
   Accrued liabilities                     1,296,608                1,688,933
                                          __________               __________
     Total current liabilities             4,078,187                3,074,244

Accrued liabilities                                0                  381,000
                                          __________               __________
     Total liabilities                     4,078,187                3,455,244

Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued
      and outstanding 8,918,309 at
      January 31, 2010 and 8,869,184 at
      April 30, 2009                       8,918,309                8,869,184
   Additional paid-in capital              7,810,704                7,022,316
   Retained earnings (deficit)            (3,923,808)               5,208,022
                                          __________               __________

        Total stockholders' equity        12,805,205               21,099,522
                                          __________               __________
                                       $  16,883,392            $  24,554,766
                                          ==========               ==========
See accompanying notes to consolidated financial statements.




                          Dataram Corporation and Subsidiaries
                         Consolidated Statements of Operations
                Three and Nine Months Ended January 31, 2010 and 2009

                                   (Unaudited)



                                                            2010                              2009
                                               3rd Quarter        Nine Months      3rd Quarter        Nine Months

Revenues                                     $  12,284,054      $  32,147,292    $  5,635,417        $ 20,257,573

Costs and expenses:
   Cost of sales                                 8,898,982         23,490,617       3,896,056          13,491,649
   Engineering                                     219,990            732,255         298,190             932,403
   Research and development                        892,170          3,387,632         574,275           1,040,625
   Selling, general and administrative           3,519,067         10,069,086       2,639,049           8,322,181
                                                __________         __________      __________          __________
                                                13,530,209         37,679,590       7,407,570          23,786,858

Loss from operations                            (1,246,155)        (5,532,298)     (1,772,153)         (3,529,285)

Other income (expense)
   Interest income (expense), net                        0              6,861          86,337             276,345
   Currency gain (loss)                            (11,305)            (6,375)          5,304             (57,328)
   Other income (expense), net                         490             10,902               0              (1,912)
                                                __________         __________      __________          __________
Total other income (expense)                       (10,815)            11,388          91,641             217,105

Loss before income taxes                        (1,256,970)        (5,520,910)     (1,680,512)         (3,312,180)

Income tax expense (benefit)                     5,280,920          3,610,920        (657,000)         (1,290,000)
                                                __________         __________      __________          __________
Net loss                                     $  (6,537,890)      $ (9,131,830)    $(1,023,512)       $ (2,022,180)
                                                ==========         ==========      ==========          ==========

Net loss per share of common stock
   Basic                                     $        (.74)    $       (1.03)$    $      (.12)       $       (.23)
                                                ==========         ==========      ==========          ==========
   Diluted                                   $        (.74)    $       (1.03)$    $      (.12)       $       (.23)
                                                ==========         ==========      ==========          ==========

See accompanying notes to consolidated financial statements.


                         Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                        Nine Months Ended January 31, 2010 and 2009
                                      (Unaudited)

                                                     2010               2009
Cash flows from operating activities:
   Net loss                                      $(9,131,830)    $(2,022,180)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
        Depreciation and amortization                905,552         263,000
        Bad debt expense (recovery)                  (20,813)        192,620
        Stock-based compensation expense             725,804         394,045
        Other stock option expense                         0         121,300
        (Gain) loss on sale of property and
          equipment                                  (10,412)          1,912
        Deferred income tax expense (benefit)      3,550,749      (1,328,234)
        Excess tax benefits from sale of
          common shares under stock option plan      (25,000)              0
        Changes in assets and liabilities
        (net of effect of acquisition of business):
          (Increase) decrease in accounts
             receivable                           (2,571,540)      1,283,316
          (Increase) decrease in inventories      (3,773,095)        343,730
          Increase in other current assets           (62,900)        (96,582)
          Decrease (increase) in other assets         23,339         (48,573)
          Increase (decrease) in accounts payable  1,396,268      (1,140,316)
          (Increase)decrease in accrued liabilities (339,267)         38,252
                                                  __________      __________

Net cash used in operating activities             (9,333,145)     (1,997,710)
                                                 ___________      __________

Cash flows from investing activities:
   Acquisition of business                          (434,058)              -
   Additions to property and equipment              (564,248)       (508,053)
   Proceeds from sale of property and equipment       10,412             500
                                                  __________      __________
Net cash used in investing activities               (987,894)       (507,553)
                                                 ___________      __________
Cash flows from financing activities:
  Net proceeds from sale of common shares under
     stock option plan                               143,509               0
     Excess tax benefits from sale of common
     shares under stock option plan                   25,000               0
                                                 ___________      __________

Net cash provided by financing activities            168,509               0
                                                 ___________      __________
Net decrease in cash and
   cash equivalents                              (10,152,530)     (2,505,263)
Cash and cash equivalents at
   beginning of period                            12,525,008      17,641,690
                                                  __________      __________

Cash and cash equivalents at
   end of period                                $  2,372,478    $ 15,136,427
                                                  ==========      ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $      4,508    $      4,774
                                                  ==========      ==========
      Income taxes                              $     35,171    $     19,696
                                                  ==========      ==========
See accompanying notes to consolidated financial statements.


                      Dataram Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2010 and 2009
                                   (Unaudited)

(1) Basis of Presentation

The information for the three and nine months ended January 31, 2010 and 2009 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2009 included in the Company's 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2009 balance sheet has been derived from these statements.

The consolidated financial statements for the three and nine months ended January 31, 2010 and 2009 have been prepared on a going concern basis. Management believes that the Company's existing cash resources will be sufficient to meet the short-term liquidity needs of its memory business. Management believes that the Company will require additional cash resources to continue the development of its line of high performance storage caching products and finance their entry to market. To that end, the Company has entered into a financing agreement more fully described in Note 3. The Company is currently in discussions to enter into other non-dilutive financing agreements. Management believes that its working capital is adequate to finance the Company's long-term operating needs and future capital requirements.

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

Income tax expense (benefit)

The Company's consolidated statements of operations for the three and nine months ended January 31, 2010 include approximately $5,281,000 and $3,611,000, respectively, of income tax expense. The three and nine month periods ended January 31, 2009 include approximately $657,000 and $1,290,000, respectively, of income tax benefit. The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses - Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. In each reporting period, the Company assesses, based on the weight of all evidence, both positive and negative, whether a valuation allowance on its deferred tax assets is warranted. Based on the assessment conducted in the Company's reporting period ended January 31, 2010, the Company concluded that such an allowance was warranted and accordingly, recorded a valuation allowance of $5,769,000 in that reporting period. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company has Federal and state net operating loss (NOL) carry-forwards of approximately $5.6 million and $4.0 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2029 for Federal tax purposes and 2016 and 2029 for state tax purposes.

Net loss per share

Net loss per share is presented in accordance with the Presentation - Earnings Per Share Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and nine months ended January 31, 2010 and 2009 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for fiscal 2010 and 2009:

                                   Three Months ended January 31, 2010
                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                      $ (6,537,890)    8,907,874    $ (.74)

Effect of dilutive securities
-stock options                              -             -         -


                                   __________     _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                    $ (6,537,890)    8,907,874    $ (.74)
                                   ==========     =========    ======


                                Three Months ended January 31, 2009
                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                      $(1,023,512)    8,869,184     $ (.12)

Effect of dilutive securities
-stock options                             -             -          -
                                  __________     _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                    $(1,023,512)    8,869,184     $ (.12)
                                  ==========     =========     ======


Diluted net loss per share does not include the effect of all options to purchase shares of common stock for the three months ended January 31, 2010 and 2009 because they are anti-dilutive.



                                   Nine Months ended January 31, 2010

                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                       $(9,131,830)   8,882,081     $ (1.03)

Effect of dilutive securities
-stock options                             -             -           -
                                    _________    _________      ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                     $(9,131,830)   8,882,081     $ (1.03)
                                    =========    =========      ======


                                   Nine Months ended January 31, 2009
                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                       $(2,022,180)   8,869,184     $ (.23)

Effect of dilutive securities
-stock options                              -            -          -
                                    _________    _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                     $(2,022,180)   8,869,184     $ (.23)
                                   ==========    =========     ======

Diluted net loss per share does not include the effect of all options to purchase shares of common stock for the nine months ended January 31, 2010 and 2009 because they are anti-dilutive.


Common Stock Repurchases

On December 4, 2002, the Company's Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. During the three and nine months ended January 31, 2010 and 2009, the Company did not repurchase any shares of its common stock. As of January 31, 2010, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

Our consolidated statements of operations for fiscal 2010's third quarter and nine months ended January 31, 2010 include approximately $346,000 and $726,000 of stock-based compensation expense, respectively. Fiscal 2009's third quarter and nine months ended January 31, 2009 include approximately $138,000 and $394,000 of stock-based compensation expense, respectively. Stock-based compensation expense is recognized in the selling, general and administrative expenses line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. These stock option grants have been classified as equity instruments, and as such, a corresponding increase, net of the reversal of the previously recorded income tax benefit for options which expired during the reporting period of $31,800, has been reflected in additional paid-in capital in the accompanying balance sheet. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity under the plans for the nine months ended January 31, 2010 is as follows:

                         Weighted average    Weighted average       Aggregate
                          exercise price   remaining contractual    intrinsic
                 Shares                           life (1)value(2)
              __________ ________________  _____________________   __________

Balance
April 30,
  2009         1,257,675       $4.53                4.37          $     4,000

Granted        1,019,500       $2.55                   -                    -
Exercised        (49,125)      $2.41                   -                    -
Expired         (265,750)      $5.58                   -                    -

Balance
January 31,
  2010         1,962,300       $3.41                6.62          $   498,000
Exercisable
January 31,
  2010           827,800       $4.51                3.74          $   253,000
Expected to vest
January 31,
  2010         1,864,000       $3.41                6.62                    -

        (1) This amount represents the weighted average remaining contractual life of stock options in years.


        (2) This amount represents the difference between the exercise price and $2.79, the closing price of Dataram common stock on January 29, 2010 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable.



     Total cash received from the exercise of options in the first nine months of fiscal 2010 ended January 31, 2010 was approximately $119,000. As of January 31, 2010, there was approximately $1.9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately twenty months. At January 31, 2010, an aggregate of 9,427 shares were authorized for future grant under the Company's stock option plans.


b. Other Stock Option Expense

During the three month period ended July 31, 2008, the Company granted options to purchase 50,000 shares of the Company's common stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price representing the fair value at the date of grant, are 100% exercisable on the date of grant and expire ten years after date of grant. The calculated fair value of these options was approximately $121,000 and was determined using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of zero, a calculated volatility factor of 110% and risk-free interest rate of 4.0%. Such calculated fair value has been charged in its entirety to the research and development expense line item in the accompanying consolidated statement of operations for the nine months ended January 31, 2009. These stock option grants have been classified as equity instruments, and as such, a corresponding increase of $121,000 has been reflected in additional paid-in capital in the accompanying consolidated balance sheets.

(2) Acquisition

On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. (MMB), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expands the Company's memory product offerings and routes to market. The Company purchased the assets from MMB for total consideration of approximately $2,253,000 of which approximately $912,000 was paid in cash. The Company also assumed certain accounts payable totaling approximately $190,000 and certain accrued liabilities totaling approximately $122,000. Under the terms of the agreement with MMB, the remaining portion of the purchase price is contingently payable based upon the performance of the new Dataram business unit to be operated as a result of the acquisition (the
Unit) and consists of a percentage, averaging 65%, payable quarterly, over the next four years of earnings before interest, taxes, depreciation and amortization of the Unit. At January 31, 2010, the estimated remaining purchase price to be paid for the identifiable assets under the agreement is $582,000 and is recorded as an accrued liability. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting in accordance with the provisions of the Business Combinations Topic of the FASB ASC.

The total consideration of the acquisition has been allocated to the fair value of the assets of MMB as follows:


Accounts receivable                             $    478,000
Machinery and equipment                              200,000
Deposits                                              16,000
Trade names                                          733,000
Customer relationships                               758,000
Non-compete agreement                                 68,000
                                                  ----------
Gross assets acquired                              2,253,000
Liabilities assumed                                  312,000
                                                  ----------
Net assets acquired                             $  1,941,000
                                                 ===========

The Company estimates that it has no significant residual value related to its intangible assets. Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense for fiscal year 2010's third quarter and nine months ended January 31, 2010 was approximately $164,000 and $492,000, respectively. Intangible assets amortization expense in fiscal 2009's third quarter and nine months ended January 31, 2009 was nil. Intangible asset amortization is included in selling, general and administrative expense. The components of finite-lived intangible assets acquired during fiscal year 2009 are as follows:






                                         Gross Carrying Amount
                         Weighted
                          Average
                           Life   January 31, 2010   April 30, 2009
                         ________    _____________    _____________
Trade names              5 Years     $    733,000      $    733,000
Customer relationships   2 Years          758,000           758,000
Non-compete agreement    4 Years           68,000            68,000
                                     _____________    _____________
Total gross carrying amount          $  1,559,000      $  1,559,000

Less accumulated amortization expense     547,000            55,000
                                    _____________     _____________
Net intangible assets                $  1,012,000      $  1,504,000
                                     =============    =============


The following table outlines the estimated future amortization expense related to intangible assets:

Year ending April 30:
2010                                $   637,000
2011                                    407,000
2012                                    164,000
2013                                    162,000
2014                                    134,000
                                      ---------
                                    $ 1,504,000
                                    ===========



(3) Related Party Transactions

During the first nine months of fiscal 2010, the Company purchased inventories for resale totaling approximately $4,199,000 from Sheerr Memory, LLC (Sheerr Memory). Sheerr Memory's owner is employed by the Company as the general manager of the acquired MMB business unit described in Note 2 and is an executive officer of the Company. When the Company acquired certain assets of MMB, it did not acquire any of its inventory. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $844,000 of accounts payable in the Company's consolidated balance sheet as of January 31, 2010 is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business.
No interest is paid. The Company has made further purchases from Sheerr
Memory subsequent to January 31, 2010 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

As a subsequent event, on February 24, 2010, the Company entered into a Note and Security Agreement ("Agreement") with Sheerr Memory's owner. Under the Agreement, the Company borrowed the principal sum of $1,000,000 for a period of six months, which the Company can extend for an additional three months without penalty. The loan bears interest at the rate of 5.25%. Interest is payable monthly, and the entire principal amount is payable in the event of the employee's termination of employment by the Company. The loan is secured by a security interest in all machinery, equipment and inventory of Dataram at its Montgomeryville, PA location.

(4) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

(5) Accounts Receivable

Accounts receivable consists of the following categories:

                                        January 31, 2010    April 30, 2009
                                        ________________    ______________
Trade receivables                       $      5,784,000    $    3,599,000
VAT receivable                                   473,000            72,000
Other                                              7,000                 0
Allowance for doubtful accounts
  and sales returns                             (290,000)         (290,000)
                                        ________________    ______________
                                        $      5,974,000    $    3,381,000
                                        ================    ==============
(6) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2010 and April 30, 2009 consist of the following categories:

                    January 31, 2010    April 30, 2009
                    ________________    ______________
Raw materials       $      3,006,000    $    1,344,000
Work in process              129,000            15,000
Finished goods             2,838,000           841,000
                    ________________    ______________
                    $      5,973,000    $    2,200,000
                    ================    ==============

(7) Financial Information by Geographic Location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and nine months ended January 31, 2010 and 2009 by geographic region are as follows:

                                   Three months ended       Nine months ended
                                   January 31, 2010         January 31, 2010
                                   ________________         ________________
United States                      $     10,028,000         $     26,308,000
Europe                                    1,258,000                3,634,000
Other (principally Asia Pacific Region)     998,000                2,205,000
                                   ________________         ________________
Consolidated                       $     12,284,000         $     32,147,000
                                   ================         ================

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
                                  ================          ================



Long-lived assets consist of property and equipment and finite life intangible assets. Long-lived assets and total assets by geographic region as of January 31, 2010 are as follows:

                              January 31, 2010
                    Long-lived assets     Total assets
                    _________________    ______________
United States       $       2,262,000    $   22,608,000
Europe                              0            35,000
Other                               0             9,000
                    _________________    ______________
Consolidated        $       2,262,000    $   22,652,000
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

The Subsequent Events Topic of the FASB ASC, effective May 1, 2009, established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through the filing date and has determined that other than the Agreement more fully described in Note 3, no subsequent event or transaction meets the requirements for disclosure.

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

Executive Overview

Dataram is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, HP, IBM and Sun Microsystems. The Company also manufactures a line of memory products for Intel and AMD motherboard based servers. The Company is also developing a line of high performance storage caching products.

The Company's memory products are sold worldwide to OEMs, distributors, value-added resellers and end-users. The Company has two manufacturing facilities in the United States with sales offices in the United States and Europe.

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

Liquidity and Capital Resources

As of January 31, 2010, cash and cash equivalents amounted to $2.4 million and working capital amounted to $10.4 million, reflecting a current ratio of
3.6 to 1, compared to cash and cash equivalents of $12.5 million, working capital of $15.5 million and a current ratio of 6.0 to 1 as of April 30, 2009.

During the first nine months of fiscal 2010, net cash used in operating activities totaled approximately $9,333,000. Net loss in the period was approximately $9,132,000. The net loss was partially offset by a net provision for deferred tax assets of $3,551,000. Inventories increased by approximately $3,773,000. In the first nine months ended January 31, 2010, the MMB business unit described in Note 2 increased their inventory levels by approximately $2.6 million to properly support normal sales levels. At April 30, 2009, the MMB business unit inventory totaled approximately $170,000. Inventory was maintained at an unsustainably low level during the first month subsequent to the acquisition as part of the Company's transition and integration plan. The balance of the inventories increase was primarily the result of management's decision to purchase certain inventories at favorable pricing levels. Accounts receivable increased by approximately $2,572,000, primarily as a result of increased revenues. Accrued liabilities decreased by approximately $339,000. Accounts payable increased by approximately $1,396,000. Depreciation and amortization expense of approximately $906,000 and non-cash stock-based expense of approximately $726,000 were also recorded. Cash proceeds from the sale of common shares under the Company's stock option plan, including tax benefits, totaled approximately $168,000.

Net cash used in investing activities totaled approximately $988,000 for the nine months ended January 31, 2010. This was primarily the result of property and equipment additions. These additions were for test equipment used in the Company's computer memory manufacturing process and storage test equipment. Additionally, contingent payments for the acquisition of a business described in Note 2, totaling approximately $434,000, were made.

Management believes that the Company's existing cash resources will be sufficient to meet the short-term liquidity needs of its memory business. Management believes that the Company will require additional cash resources to continue the development of its line of high performance storage caching products and finance their entry to market. To that end and subsequent to January 31, 2010 (on February 24, 2010), the Company entered into a Note and Security Agreement ("Agreement") with an employee who is also an executive officer of the Company. Under the Agreement, the Company borrowed the principal sum of $1,000,000 for a period of six months, which the Company can extend for an additional three months without penalty. The loan bears interest at the rate of 5.25%. Interest is payable monthly, and the entire principal amount is payable in the event of the employee's termination of employment by the Company. The loan is collateralized by a security interest in all machinery, equipment and inventory of Dataram at its Montgomeryville, PA location. The Company is currently in discussions to enter into other non-dilutive financing agreements. Management believes that its working capital is adequate to finance the Company's long-term operating needs and future capital requirements.

Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2009 are as follows:


                                        Operating leases
Year ending April 30:                   ________________

    2010                                 $      533,000
    2011                                        387,000
    2012                                         34,000
                                         ______________

Total minimum lease payments             $      954,000
                                         ==============

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended January 31, 2010 were $12,284,000 compared to revenues of $5,635,000 for the comparable prior year period. The recently acquired MMB business unit described in Note 2 generated revenues of approximately $3,612,000 in 2010's fiscal third quarter and nil in the comparable prior year period. Exclusive of the effect of the acquired MMB business units revenues, the Company's revenues increased by approximately 54% in the fiscal quarter ended January 31, 2010 versus the comparable prior year period. This was primarily the result of the Company's implementation of its revamped sales and marketing strategy having a positive effect on demand for its products coupled with an increase in overall demand for IT infrastructure as the economy recovers from last year's financial crises. Revenues for the first nine months of the current fiscal year were $32,147,000 compared to revenues of $20,258,000 for the comparable prior year period. The MMB business unit generated revenues of approximately $10,111,000 in fiscal 2010's first nine months and nil in the comparable prior year period.

Revenues for the three and nine months ended January 31, 2010 and 2009 by geographic region are as follows:

                                   Three months ended       Nine months ended
                                   January 31, 2010         January 31, 2010
                                   ________________         ________________
United States                      $     10,028,000         $     26,308,000
Europe                                    1,258,000                3,634,000
Other (principally Asia Pacific Region)     998,000                2,205,000
                                   ________________         ________________
Consolidated                       $     12,284,000         $     32,147,000
                                   ================         ================


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
                                   ================         ================




Cost of sales for the third quarter and first nine months of fiscal 2010 were 72% and 73% of revenues, respectively versus 69% and 67% of revenues, respectively for the same respective prior year periods. Current fiscal year's cost of sales as a percent of revenue is considered by management to be within the Company's normal range. The prior fiscal year percentages are considered by management to be unusually low and were the result of a product mix skewed more heavily toward higher margin legacy products as sales of lower margin mainstream products were negatively impacted by the world financial crises. Fluctuations in cost of sales as a percentage of revenues in any given quarter are not unusual and can result from many factors, including rapid changes in the price of DRAMs, or changes in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. Cost of sales in the third quarter and nine months were $8.9 million and $23.5 million, respectively, compared to $3.9 million and $13.5 million in the comparable prior year periods.

Engineering expense in fiscal 2010's third quarter and nine months were $220,000 and $732,000, respectively, versus $298,000 and $932,000 for the same respective prior year periods.

Research and development expense in fiscal 2010's third quarter and nine months were $892,000 and $3,388,000, respectively, versus $574,000 and $1,041,000 in the same prior year periods. In the first quarter of the prior fiscal year, the Company implemented a strategy to introduce new and complementary products into its offerings portfolio. The Company is currently focusing on the development of certain high performance storage products. As part of that strategy, in January 2009, the Company entered into a software purchase and license agreement (Agreement) with another company whereby the Company has the exclusive right to purchase specified software for a price of $900,000 plus a contingent payment of $100,000. Fiscal 2010's research and development expense includes $600,000 of expense related to the Agreement, of which $300,000 was expensed in the first fiscal quarter and $300,000 was expensed in the second fiscal quarter. The Company now owns the software. The software and the storage products, which incorporate the software, are currently under development. Single unit models of the storage caching product are shipping to selected clients and are available for sale in the Company's fiscal fourth quarter. High Availability versions of the storage product are currently under development and are expected to be made available for sale later this year. We expect to make further investments in this area.

Selling, general and administrative (S,G&A) expense in fiscal 2010's third quarter and nine months increased by $880,000 and $1,747,000 respectively, from the comparable prior year periods. The acquired MMB business unit's S,G&A expense recorded in fiscal 2010's third quarter and nine months was approximately $594,000 and $1,774,000, respectively, versus nil in the comparable prior year periods. The prior fiscal year's first quarter expense included a charge of approximately $716,000 related to a retirement agreement entered into with the Company's former chief executive officer. Stock-based compensation expense is recorded as a component of S,G&A expense and totaled approximately $346,000 and $726,000, respectively, versus $138,000 and $394,000, respectively, for the comparable prior year periods. The Company recorded third quarter and year to date marketing and sales expense related to our new storage products of approximately $297,000 and $655,000 respectively, versus nil in the comparable prior year periods. These expenses are mainly related to the addition of sales personnel and sales engineers for the storage products.

Other income (expense), net for the third quarter and nine months totaled $11,000 of expense and $11,000 income, respectively, for fiscal 2010 and income of $92,000 and $217,000, for the same respective periods in fiscal 2009. Other expense in fiscal 2010's third quarter consisted primarily of $11,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. Nine month other income of $11,000 consisted primarily of $7,000 of net interest income and $6,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar, and a gain of $11,000 on asset disposal. Other income in fiscal 2009's third quarter consisted primarily of $86,000 of net interest income received, in addition to $5,000 of foreign currency gain. Fiscal 2009's nine months other income consisted primarily of $276,000 of net interest income received and $57,000 of foreign currency loss.

Income tax expense for the third quarter and nine months of fiscal 2010 was $5,281,000 and $3,611,000, respectively, versus a benefit of $657,000 and $1,290,000 for the same prior year periods. Fiscal 2010 third quarter and nine month expected income tax benefit of approximately $488,000 and $2,158,000, respectively, has been reduced by a valuation allowance of approximately $5,769,000. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In each reporting period, the Company assesses, based on the weight of all evidence, both positive and negative, whether a valuation allowance on its deferred tax assets is warranted. In reaching its conclusion, the Company must limit itself to consideration of documented evidence. In the Company's reporting period ended January 31, 2010, the primary factors considered were the Company's results of operations for the current and preceding fiscal year as well as the Company's progress to date in meeting planned financial performance objectives. In its fiscal third quarter ended January 31, 2010, the Company did not achieve its objectives. Consequently, the Company concluded that an allowance was warranted. The Company has Federal and state net operating loss (NOL) carry-forwards of approximately $5.6 million and $4.0 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2029 for Federal tax purposes and 2016 and 2029 for state tax purposes. As a result, the Company does not expect to record any income tax expense (benefit) in the remainder of fiscal 2010 and in fiscal 2011.


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

Stock Option Expense - As required by the Compensation - Stock Compensation Topic of FASB ASC, the accounting for transactions in which an entity receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments are accounted for using a fair value-based method with a recognition of an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans. The Company adopted the guidance in this FASB ASC effective May 1, 2006. The consolidated statements of operations for fiscal 2010's third quarter and nine months ended January 31, 2010 includes approximately $346,000 and $726,000 of stock-based compensation expense, respectively. Fiscal 2009's third quarter and nine months ended January 31, 2009 includes approximately $138,000 and $394,000 of stock-based compensation expense, respectively. Stock-based compensation expense is recognized in the selling, general and administrative expenses line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. These stock option grants have been classified as equity instruments and, as such, a corresponding increase, net of the reversal of the previously recorded income tax benefit for options which expired during the reporting period, has been reflected in additional paid-in capital in the accompanying balance sheet. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: Expected life is based on the Company's historical experience of option exercises relative to option contractual lives; Expected volatility is based on the historical volatility of the Company's share price; Expected dividend yield assumes the current dividend rate remains unchanged; Risk free interest rate approximates United States government debt rates at the time of option grants.

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

ITEM 4T. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Chief Executive Officer and Chief Financial Officer have concluded that a material weakness existed in our internal control over financial reporting. This weakness was comprised of a financial accounting deficiency relating to the initial non-recording during the current quarter of a deferred tax asset valuation allowance, which was subsequently recorded in the financial statements herein. With the exception of this weakness, there were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





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



                                       DATARAM CORPORATION




                                       MARK E. MADDOCKS


Date:   March 16, 2010              By:  /s/ Mark E. Maddocks
                                       ________________________
                                       Mark E. Maddocks
                                       Vice President, Finance
                                      (Principal Financial Officer)