Form 10-K/A
period 2009-04-30
DATARAM CORP
filed 2010-05-27
CIK 27093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                          FORM 10-K/A
                                 (Amendment No. 1)

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

     The number of shares of Common Stock outstanding on May 24, 2010 was 8,869,184 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 24, 2009 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year, except that Item 11 is amended as set forth below.

    (2)  2009 Annual Report to Security Holders





                             DATARAM CORPORATION
                                  INDEX

                                                               Page

Explanatory Note

Part III

     Item 11.  Executive Compensation . . . . . . . . . . . . . __

Part IV

     Item 15.  Exhibits, Financial Statement Schedules . . . .  __

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  __

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . __

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended April 30, 2009, that was filed with the Securities and Exchange Commission ("SEC") on July 28, 2009 (the "Original Filing"). We are filing this Amendment to include information under Item 11 of Part III for David A. Sheerr and not included in the Original Filing.

Except as set forth in Part III below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Throughout this report, references to "Dataram", the "Company", "we", "our", or "us" refer to Dataram Corporation, unless the context otherwise indicates.


                                  PART III


Item 11.  EXECUTIVE COMPENSATION

  Compensation Discussion and Analysis

     The Compensation Committee of our Board of Directors is comprised of all members of our Board of Directors, except the Chief Executive Officer. The compensation committee's basic responsibility is to review the performance of our management in achieving corporate goals and objectives and to ensure that our executive officers are compensated effectively in a manner consistent with our strategy and compensation practices. Toward that end, the compensation committee oversaw, reviewed and administered all of our compensation, equity and employee benefit plans and programs applicable to executive officers.

  Compensation Philosophy and Objectives

     We operate in an extremely competitive and rapidly changing industry. We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long-term value of our company. Therefore, our goal is to maintain an executive compensation program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives' long-term interests with those of our shareholders. We did not identify specific metrics against which we measured the performance of our executive officers. Our decisions on compensation for our executive officers were based primarily upon our assessment of each individual's performance. We relied upon judgment and not upon rigid guidelines or formulas in determining the amount and mix of compensation elements for each executive officer. Factors affecting our judgment include the nature and scope of the executive's responsibilities and effectiveness in leading our initiatives to achieve corporate goals.

     Mr. Freeman, our Chief Executive Officer, as the manager of the members of the executive team, assessed the individual contribution of each member of the executive team, other than himself, and, where applicable, made a recommendation to the compensation committee with respect to any merit increase in salary, cash bonus, and option awards. The compensation committee evaluated, discussed and modified or approved these recommendations and conducted a similar evaluation of Mr. Freeman's contributions to the Company.

     During 2009 and beyond, our objective will be to provide overall compensation that is appropriate given our business model and other criteria to be established by the compensation committee. Some of the elements of the overall compensation program are expected to include competitive base salaries, short-term cash incentives and long-term incentives in the form of options to purchase shares.

     We expect that our Chief Executive Officer, as the manager of the members of the executive team, will continue to assess the individual contributions of the executive team and make a recommendation to the compensation committee with respect to any merit increase in salary, cash bonus pool allocations and the award of options to purchase shares. The compensation committee will then evaluate, discuss and modify or approve these recommendations and conduct a similar evaluation of the Chief Executive Officer's contributions to corporate goals and achievement of individual goals.

  Role of Executive Officers and Compensation Consultants

     Our Chief Executive Officer supports the compensation committee in its work by providing information relating to our financial plans, performance assessments and recommendation for compensation of our executive officers. Mr. Freeman, while not a member of the compensation committee, is a member of the Board of Directors. The compensation committee has not in recent years engaged any third-party consultant to assist it in performing its duties, though it may elect to do so in the future.


  Principal Elements of Executive Compensation

     Our executive compensation program currently consists of the three components discussed below. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the relevant factors associated with each executive are reviewed on a case-by-case basis to determine the appropriate level and mix of compensation.

     Base Salaries. The salaries of our Chief Executive Officer and our other executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions based on information available to the compensation committee. We believe that our base salary levels are consistent with levels necessary to achieve our compensation objective, which is to maintain base salaries competitive with the market. We believe that below-market compensation could, in the long run, jeopardize our ability to retain our executive officers. Any base salary adjustments are expected to be based on competitive conditions, market increases in salaries, individual performance, our overall financial results and changes in job duties and responsibilities.

     Annual Bonus Compensation. We maintain an annual bonus program. The award of bonuses to our executive officers is the responsibility of the compensation committee and is determined on the basis of individual performance. The annual bonus program is designed to reward performance in a way that furthers key corporate goals and aligns the interests of management with our annual financial performance.

     Long-Term Incentive Compensation.  The Company has established the
2001 Stock Option Plan (the "Plan") to provide employees of the Company long-term equity incentive compensation, which we believe is in accordance with our objective of aligning the interests of management with our long-term performance. The Plan is administered by the compensation committee. In recent years the committee has granted five year options with an option price equal to the closing market price of the common stock on the date of grant. These options become exercisable one year from the date of grant. Generally the committee does not consider the actual profits from the exercise of options awarded in the past in determining the amount of awards to be made in the future. Rather the committee focuses upon expected amounts that may be received by the executive pursuant to those options in the future.

  Share Ownership Guidelines

     We currently do not require our directors or executive officers to own a particular amount of our shares, although we do have a policy against directors or officers taking a short position in the Company's stock. The compensation committee is satisfied that the equity holdings among our directors and executive officers are sufficient at this time to provide motivation and to align this group's interests with our long-term performance.

  Perquisites

     Our executive officers participate in the same 401(k) plan and the same life and health group insurance plans, and are entitled to the same employee benefits, as our other salaried employees. In addition, some of our executive officers receive an automobile allowance as described in the Summary Compensation Table.

  Post-Termination Protection and Change in Control

     We have entered into employment agreements with Messrs. Maddocks and Duncan. Each such agreement provides for the payment of one year's salary upon early termination in lieu of payments under the Company general severance policy.

  Financial Restatements

     The compensation committee has not adopted a policy with respect to whether we will make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. Our compensation committee believes that this issue is best addressed when the need actually arises, when all of facts regarding the restatement are known.

  Tax and Accounting Treatment of Compensation

     Section 162(m) of the Internal Revenue Code places a limit, subject to certain exceptions, of $1 million on the amount of compensation that we may deduct from the U.S. source income in any one year with respect to our Chief Executive Officer, our Chief Financial Officer and each of our next three most highly paid executive officers.

     We account for equity compensation paid to our employees, i.e. stock option awards, under the rules of SFAS 123R, which requires us to estimate and record an expense for each award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

  Summary

     The compensation committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns our executive officers' interests with those of our shareholders. The compensation committee also believes that the compensation of our executives is both appropriate and responsive to the goal of improving shareholder value.

  Compensation Committee Report

     The following report is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the SEC's proxy rules or the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

     The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on its review and discussions, the committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement and incorporated by reference into any Annual Report in Form
10-K filed with the SEC for the fiscal year ended April 30, 2009.

                                        Roger C. Cady, Chairman
                                        Thomas A. Majewski
                                        Rose Ann Giordano


Summary Compensation

     The following table sets forth the compensation paid for the fiscal years ended April 30, 2007, 2008 and 2009 to the Company's Chief Executive Officer, the Chief Financial Officer and the Company's other executive officers.

                             SUMMARY COMPENSATION TABLE
                                    (In Dollars)

Name and                                                    Other
Principal   Fiscal                               Option    Compen-
Position    Year     Salary   Bonus   Other(5)  Awards(6) sation      Total
___________ _____   _______  ______  ______    _______    _________   _______

John H.
Freeman     2009    269,596  69,563      0     447,750    10,233 (7)  797,142
President
and Chief   2008          0       0      0           0         0          0
Executive
Officer     2007          0       0        0         0         0          0

Mark E.
Maddocks    2009    201,424  37,500    7,800    14,848     9,060 (7)  270,632
Vice President-
Finance,    2008    196,424   5,000    7,800    14,480    10,747 (7)  234,451
Chief Financial
Officer     2007    190,424       0    7,800    16,400    11,282 (7)  225,906

Jeffrey H.
Duncan      2009    199,032  10,000    7,800    14,848     8,952 (7)  240,632
Vice
President-  2008    194,032   5,000    7,800    14,480    10,614 (7)  231,926
Manufacturing
and         2007    188,032       0    7,800    16,400    11,139 (7)  223,371
Engineering

Anthony M
Lougee      2009    125,000       0        0     5,586     5,622 (7)  136,208
Controller  2008    120,000   2,500        0     6,335     6,571 (7)  135,406
            2007    115,000       0        0     7,000     6,869 (7)  128,869

David Sheerr2009     11,538       0        0    20,540       519 (7)   32,597
General
Manager     2008          0       0        0         0         0            0
Micro Memory
Bank        2007          0       0        0         0         0            0


Robert V.
Tarantino (1)2009    11,538       0      650         0   631,208      643,396
President
and Chief    2008   300,000  12,000    7,800     14,480   14,299 (7)  348,579
Executive
Officer      2007   276,327       0    7,800     24,000   15,221 (7)  323,348

Anthony
Pawlik    (2)2009   154,135       0    5,880          0   62,351      222,366
Vice President-
Sales       2008    215,000(3)    0    7,800     14,480    4,570 (7)  241,850
            2007    185,000(4)    0    7,800     16,400    2,466 (7)  211,666


(1) On May 7, 2008, John H. Freeman succeeded Robert V. Tarantino as President and Chief Executive Officer. Mr. Tarantino retired effective that date and is no longer an executive officer of the Company. Other compensation in 2009 consists of payments made pursuant to a retirement agreement totaling $630,689 and $519 of payments by the Company to a plan trustee under the Company's Savings and Investment Retirement Plan.
(2) On January 15, 2009, Mr. Pawlik's employment with the Company ceased effective that date and he is no longer an executive officer of the Company. Salary of $154,135 consists of salary of $124,135 and commissions of $30,000. Other compensation in 2009 consists of payments made pursuant to a separation agreement totaling $56,412 and $5,939 of payments by the Company to a plan trustee under the Company's Savings and Investment Retirement Plan. (3) Consists of salary of $165,000 and commissions of $50,000.
(4) Consists of salary of $150,000 and commissions of $35,000.
(5) Automobile allowances.
(6) We measure the fair value of stock options using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of nil in fiscal year 2009 and $0.06 in fiscal year 2008 and 2007, and risk-free interest rates ranging from 3.0% to 5.0%. For fiscal year 2009 option values were $2.985 for Mr. Freeman's option grant, $1.856 for Messrs. Maddocks' and Duncan's option grant, and $1.596 for Mr. Lougee's, and $1.027 for Mr. Sheerr's option grant. The 2008 and 2007 option values calculated using this model are $1.81 and $2.00 per share, respectively, for options granted in those fiscal years.
(7) Payments by the Company to a plan trustee under the Company's Savings and Investment Retirement Plan, a 401(k) plan. The Company does not have a pension plan.



                           GRANTS OF PLAN-BASED AWARDS (1)

                         Grant       Option     Exercise   Grant
Name                     Date        Awards(2)  Price(3)   Date
                                                           Value(4)
____________________     ________    _______    _______    ________

John H. Freeman           5/7/2008   150,000     $3.20     $447,750

Mark E. Maddocks         9/25/2008     8,000     $1.99     $ 14,848

Jeffrey H. Duncan        9/25/2008     8,000     $1.99     $ 14,848

Anthony M. Lougee        9/25/2008     3,500     $1.99     $  5,856

David Sheerr             4/16/2009    20,000     $1.28     $ 20,540


(1) The Company does not have any Equity Incentive Plan other than its 2001 Stock Option Plan and does not have a Non Equity Incentive Plan other than the bonus pool. The size of grants under the 2001 Stock Option Plan and the bonus pool are not predetermined in accordance with an incentive award.
(2) Granted under the 2001 Stock Plan.
(3) Closing market price on the date of grant.
(4) Computed in accordance with SFAS 123R (see assumptions set forth under the Summary Compensation table).

Narrative Description of Summary Compensation

     Salary and bonus constituted 62% of total compensation for the named executive officers in fiscal 2009. Options granted to Mr. Freeman were ten year options. Options to purchase the first 37,500 shares became exercisable on November 7, 2008, and options to purchase an additional 37,500 shares became exercisable on May 7, 2009. Options to purchase an additional
37,500 shares become exercisable on November 7, 2009, and May 7, 2010 respectively. Options granted to Messrs. Maddocks and Duncan are ten year options exercisable one year after the date of grant. Options granted to Mr. Lougee and Mr. Sheerr are five year options exercisable one year after the grant date. All options granted are at an exercise price equal to the closing market price of the Company's common stock on the date of grant.
No dividends are paid or accrued with respect to options for the benefit of employees prior to the date of option exercise.

Outstanding Options

     The following table sets forth information concerning outstanding stock options at the fiscal year-end, April 30, 2009.

                       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

           Number of          Number of
           Securities         Securities
           Underlying         Underlying
           Unexercised        Unexercised      Option          Option
           Options            Options          Exercise        Expiration
Name       Exercisable        Unexercisable    Price($)        Date

John H. Freeman
     2006(1)  6,000                0            6.42            09/14/2010
     2007(1)  8,000                0            4.70            09/13/2011
     2008(1)  8,000                0            3.33            09/27/2012
     2009(2) 75,000             75,000          3.20            05/07/2018



Mark E. Maddocks
     2002    10,000                0            7.98            11/26/2011
     2003     8,200                0            2.99            09/18/2012
     2004     8,200                0            4.09            09/17/2013
     2005     8,200                0            6.75            09/15/2009
     2006     8,200                0            6.63            09/14/2010
     2007     8,200                0            4.70            09/13/2011
     2008     8,000                0            3.33            09/27/2012
     2009(2)      0              8,000          1.99            09/25/2018



Jeffrey H. Duncan
     2002     8,200                0            7.98            11/26/2011
     2003     8,200                0            2.99            09/18/2012
     2004     8,200                0            4.09            09/17/2013
     2005     8,200                0            6.75            09/15/2009
     2006     8,200                0            6.63            09/14/2010
     2007     8,200                0            4.70            09/13/2011
     2008     8,000                0            3.33            09/27/2012
     2009(2)      0              8,000          1.99            09/25/2018


Anthony M. Lougee
     2002     2,500                0            7.98            11/26/2011
     2003     1,875                0            2.99            09/18/2012
     2004     2,500                0            4.09            09/17/2013
     2005     2,500                0            6.75            09/15/2009
     2006     3,500                0            6.63            09/14/2010
     2007     3,500                0            4.70            09/13/2011
     2008     3,500                0            3.33            09/27/2012
     2009(2)      0              3,500          1.99            09/25/2013

David Sheerr
     2009(2)      0             20,000          1.28             4/15/2014

(1) Option awards granted to Mr. Freeman when he was a non-employee director of the Company.
(2) Options granted in fiscal 2009 to Mr. Freeman were ten year options. Options to purchase the first 37,500 shares became exercisable on November 7, 2008, and options to purchase an additional 37,500 shares became exercisable on May 7, 2009. Options to purchase an additional 37,500 shares become exercisable on November 7, 2009, and May 7, 2010 respectively. Options granted in fiscal 2009 to Messrs. Maddocks and Duncan are ten year options exercisable one year after the date of grant. Options granted in fiscal 2009 to Mr. Lougee and Mr. Sheerr are five year options exercisable one year after the grant date. All options granted are at an exercise price equal to the closing market price of the Company's common stock on the date of grant.



Option Exercises

     There were no stock option exercises by named executive officers during the fiscal year ended April 30, 2009.




                  EQUITY COMPENSATION PLAN INFORMATION AT APRIL 30, 2009

Plan Category           Number of Securities     Weighted-average     Number of securities
                        to be issued upon        exercise price of    remaining available
                        exercise of              outstanding options, for future issuance
                        outstanding options      warrants and rights  under equity compen-
                                                                      sation plans (exclud-
                                                                      ing securities re-
                                                                      flected in column (a))
                        (a)                      (b)                  (c)
______________________  _______________________  ____________________  _____________________

Equity compensation
plans approved by
security holders           1,257,675              $4.53                793,227


Equity compensation
plans not approved by
security holders                   0                -                         0


Total                      1,257,675              $4.53                793,227




                           EMPLOYMENT AGREEMENTS

     On May 7, 2008, the Company's Board of Directors appointed John H. Freeman to the position of President and Chief Executive Officer of the Company. The Board of Directors agreed to hire Mr. Freeman as President and Chief Executive Officer for a term of one year, with automatic renewal terms of one year each. Mr. Freeman's base salary is $275,000 annually. He is eligible biannually for a bonus of up to 50% of his base salary, as determined by a review of the Company's Compensation Committee, and also for a year-end bonus at the conclusion of the fiscal year if his performance exceeds expectations. Mr. Freeman receives three weeks paid vacation and is entitled to participate in any of the Company's present and future life insurance, disability insurance, health insurance, pension retirement and similar plans as well.

     The Board of Directors hired Mr. Freeman based on the agreement that he accepts certain non-solicitation, non-competition and non-disparagement restrictions.

     On May 7, 2008, the Company's Board of Directors granted Mr. Freeman an option to purchase 150,000 shares of Dataram common stock, at the price of $3.20 per share, the closing market price on May 7, 2008. Options granted in fiscal 2009 to Mr. Freeman were ten year options. Options to purchase the first 37,500 shares became exercisable on November 7, 2008, and options to purchase an additional 37,500 shares became exercisable on May 7, 2009. Options to purchase an additional 37,500 shares become exercisable on November 7, 2009 and May 7, 2010 respectively. These options expire on
May 7, 2018.

     Mark E. Maddocks and Jeffrey H. Duncan entered into similar Employment Agreements with the Company as of February 1, 2005. Each agreement continues on a year to year basis until terminated by the Company on thirty
(30) days notice before April 30th of each year. The current base compensation under these agreements for Mr. Maddocks is $201,424, and for Mr. Duncan is $199,032, which is subject to annual review by the Board of Directors. In addition, executives will receive a bonus based upon a formula which shall be reviewed and approved annually by the Board of Directors. The Employment Agreements may be terminated by the Company for cause and expire upon the death or six months after the onset of the disability of the executive. In the event of termination or non-renewal, the executive is entitled to one year's base salary at the current rate plus a pro rata bonus for the current year. The Employment Agreements contain terms concerning confidentiality, post-employment restrictions on competition and non-solicitation of Company employees.

     David Sheerr entered into an Employment Agreement with the Company as of March 31, 2009. The agreement has an initial term of four years and continues on a year to year basis thereafter until terminated by the Company on thirty (30) days notice before April 30th of each year. The current base compensation under the agreements for Mr. Sheerr is $200,000, which is subject to annual review by the Board of Directors. In addition the executive will receive a bonus based upon a formula based upon the operating performance of the Company's Micro Memory Bank business unit. The Employment Agreement may be terminated by the Company for cause and expire upon the death or six months after the onset of the disability of the executive. In the event of termination or non-renewal, the executive is entitled to one year's base salary at the current rate plus a pro rata bonus for the current year. The Employment Agreements contain terms concerning confidentiality, post-employment restrictions on competition and non-solicitation of Company employees.
















                                   PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    (a)(1)           Financial Statements

The applicable financial statements required under this Item 15(a)(1) are presented in the Company's consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of April 30, 2009 as filed with the SEC on July 28, 2009.

(a)(2)           Financial Statement Schedules

The applicable financial statement schedules required under this
Item 15(a)(2) are presented in the Company's consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of April 30, 2009, as filed with the SEC on July 28, 2009.

      (a)(3)Exhibits - The documents identified in the Exhibit Index which appears on page __.







                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DATARAM CORPORATION
                                 (Registrant)

Date:     May 26, 2010           By: JOHN H. FREEMAN
                                 --------------------------------
                                 John H. Freeman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:     May 26, 2010           By: JOHN H. FREEMAN
                                 --------------------------------
                                  John H. Freeman, President
                                  Chief Executive Officer and
                                  Director

Date:     May 26, 2010           By: THOMAS A. MAJEWSKI
                                 --------------------------------
                                  Thomas A. Majewski, Director

Date:     May 26, 2010           By: ROSE ANN GIORDANO
                                 --------------------------------
                                   Rose Ann Giordano, Director

Date:     May 26, 2010           By: MARK E. MADDOCKS
                                 --------------------------------
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)



                                      17


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

10(g) Lease Agreement, dated December 31, 2000, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. ** 10(h) Lease Renewal Agreement, dated February 13, 2006, between Nappen &
      Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. **

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

                                      18


13(a) 2009 Annual Report to Shareholders **

14(a) Code of Ethics.  Incorporated by reference from Exhibits to a Current
      Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 20, 2005.

23(a) Consent of J.H. Cohn LLP, Independent Registered Public Accounting
      Firm. **

31(a) Rule 13a-14(a) Certification of John H. Freeman ***

31(b) Rule 13a-14(a) Certification of Mark Maddocks ***

32(a) Section 1350 Certification of John H. Freeman (Furnished not Filed) **

32(b) Section 1350 Certification of Mark Maddocks (Furnished not Filed) **



*     Management Contract or Compensatory Plan or Arrangement
**    Filed in our fiscal 2009 Annual Report on Form 10-K as filed with the
SEC on July 28, 2009.
***   Filed herewith