Form 10-K
period 2010-04-30
DATARAM CORP
filed 2010-07-29
CIK 27093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)                          FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2010.

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

     Indicate by check mark whether the registrant is a shell-company (as defined in Rule 12b-2 of the Act).                    Yes [ ]     No [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant's most recently completed second quarter, October 31, 2009, was $23,858,105.

     The number of shares of Common Stock outstanding on July 26, 2010 was 8,918,309 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1)  Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 23, 2010 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  2010 Annual Report to Security Holders

DATARAM CORPORATION
INDEX

Part I Page

Part II

Item 5. Market for Registrant's Common Equity,
Related Stockholder Matters and
Issuer Purchases of Equity Securities. . . . . . 13

Item 6. Selected Financial Data. . . . . . . . . . . . . 13

Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operation . . 13

Item 7A. Quantitative and Qualitative Disclosures
About Market Risk . . . . . . . . . . . . . . . 13

Item 8. Financial Statements and Supplementary Data. . . 14

Item 9. Changes In and Disagreements with Accountants

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

Part IV

Item 15. Exhibits, Financial Statement Schedules. . . . . 16

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I

Item 1.  BUSINESS

(a)	General development of business.

     Dataram Corporation (the "Company") is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers ("OEMs") and compatible memory for computers manufactured by Hewlett-Packard Company ("HP"), Sun Microsystems, Inc. ("Sun"), International Business Machines Corporation ("IBM") and Dell Corporation ("Dell").  The Company also manufactures a line of memory products for Intel and AMD motherboard based servers for sale to OEMs and channel assemblers. The Company’s memory products are sold worldwide to OEMs, distributors, value-added resellers and end-users. The Company has two manufacturing facilities in the United States with sales offices in the United States, Europe and Japan.

The Company is an independent memory manufacturer specializing in high capacity memory and competes with several other large independent memory manufacturers as well as the OEMs mentioned above. The primary raw material used in producing memory boards is dynamic random access memory chips (“DRAMs”). The purchase cost of DRAMs is the largest single component of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAMs.

     On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. (“MMB”), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expands the Company’s memory product offerings and routes to market. The Company’s Micro Memory Bank business unit designs and manufactures memory from the Company's leased facility in Montgomeryville, Pennsylvania.  Its products include memory upgrades for IBM, Sun, HP and Compaq computer systems.  MMB also markets and sells new and refurbished factory original memory upgrades manufactured by IBM, Sun, HP and Compaq as well as factory original modules manufactured by Micron, Hynix, Samsung, Elpida and Nanya, and purchases excess memory inventory from other parties as well.

     Revenues for fiscal 2010 were $44.0 million compared to $25.9 million in fiscal 2009.  The recently acquired MMB business unit generated revenues of approximately $14.0 million in fiscal 2010 and $0.9 million in fiscal 2009. Exclusive of the effect of the acquired MMB business unit’s revenues, the Company’s revenues increased by approximately 20% in fiscal 2010 versus fiscal 2009. This was primarily the result of the Company’s implementation of its revamped sales and marketing strategy having a positive effect on demand for its products, coupled with an increase in overall demand for IT infrastructure as the economy recovers from last year’s financial crises.

    Cost of sales was $32.4 million in fiscal 2010 or 73.6 percent of revenues compared to $17.4 million or 67.4 percent of revenues in fiscal 2009.  Current fiscal year’s cost of sales as a percent of revenue is considered by management to be within the Company’s normal range. The prior fiscal year percentages are considered by management to be unusually low and were the result of a product mix skewed more heavily toward higher margin legacy products as sales of lower margin mainstream products were negatively impacted by the world financial crises. Fluctuations in cost of sales as a percentage of revenues are not unusual and can result from many factors, including rapid changes in the price of DRAMs, or changes in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

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

The Company is also continuing to develop its XcelaSAN® product line.  XcelaSAN is a unique intelligent Storage Area Network (SAN) optimization solution designed to deliver substantive application performance improvement to applications such as Oracle, SQL and VMware. XcelaSAN augments existing storage systems by transparently applying intelligent caching algorithms that serve the most active block-level data from high-speed storage, creating an intelligent, virtual solid state SAN, allowing organizations to dramatically increase the performance of their business-critical applications without the costly hardware upgrades or over-provisioning of storage typically found in current solutions for increased performance. The Company has made and is continuing to make significant investments in research and development in XcelaSAN. The Company plans to release the product for sale in the first half of its fiscal 2011. The Company plans to invest in ongoing development of the product for future releases.

Distribution

     The Company sells its memory products to OEM's, distributors, value-added resellers and larger end-users.  The Company has sales and/or marketing support offices in New Jersey, Denmark, the United Kingdom, Germany and Japan.

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

Working Capital Requirements

     On February 24, 2010, the Company entered into a Note and Security Agreement (“Agreement”) with an employee who is also an executive officer of the Company.  Under the Agreement, the Company borrowed the principal sum of $1,000,000 for a period of six months, which the Company can extend for an additional three months without penalty.  The loan bears interest at the rate of 5.25%. Interest is payable monthly, and the entire principal amount is payable in the event of the employee’s termination of employment by the Company.  The loan is collateralized by a security interest in all machinery, equipment and inventory of Dataram at its Montgomeryville, PA location. In July 2010, the Company repaid the loan in full. Also, on July 27, 2010, the Company entered into an agreement with a financial institution for secured debt financing of up to $5.0 million. We have also entered into an agreement with a vendor, which is wholly owned by the employee and executive officer referred to above, to consign up $3.0 million of certain inventory into our manufacturing facilities. This will allow us to substantially reduce our inventory carrying requirements while still maintaining our ability to service our customers. Management believes that the Company’s cash flows generated from operations together with cash generated through these agreements will be sufficient to meet the Company’s short-term liquidity needs. In order to satisfy long-term liquidity needs, the Company will need to generate profitable operations and positive cash flows.

     The memory product business is heavily dependent upon the price of DRAMs.  Producers of DRAM are required to invest substantial capital resources to produce their end product.  Their marginal cost is low as a percentage of the total cost of the product.  As a result, the world-wide market for DRAMs has swung in the past from period to period from oversupply to shortage.  During periods of substantial oversupply, the Company has seen falling prices for DRAMs and wide availability of DRAMs allowing the Company to have minimum inventories to meet the needs of customers.  During periods of shortage, DRAMs are allocated to customers and the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors.  At the present time, the market for DRAMs is balanced, but with spot shortages of certain DRAM configurations.

Memory Product Complexity

     DRAM memory products for workstations and enterprise servers have, for many years, been undergoing a process of simplification with a corresponding decline in profit margins for current generation memory products as competitors' entry into the market becomes easier. Memory products for prior generations of workstations and servers are sold with higher margins as few competitors continue to supply memory for those computers.

Engineering

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers.  To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available.  The Company designs prototype memory modules and subjects them to reliability testing procedures.  During its fiscal year ended April 30, 2010, the Company incurred costs of $998,000 for engineering, $1,219,000 in fiscal 2009 and $1,267,000 in fiscal 2008.

Research and Development

    Research and development expense in fiscal 2010 were $4,265,000, versus $1,531,000 in fiscal 2009 and nil in fiscal 2008. In the current fiscal year, the Company has implemented a strategy to introduce new and complementary products into its offerings portfolio. The Company is currently focusing on the development of its XcelaSAN product.

Raw Materials

     The Company purchases standard DRAMs. The Company also purchases finished modules from the DRAM manufacturers. In either case, the cost of DRAM chips is the largest single component of the total cost of memory products.  Fluctuations in the availability or prices of DRAMs can have a significant impact on the Company's profit.

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

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year and most in a matter of days.  The Company's backlog at April 30, 2010 was $1,185,000, at April 30, 2009 it was $936,000 and at April 30, 2008 it was $255,000.

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

     Although many of the Company's competitors possess significantly greater financial, marketing and technological resources, the Company competes favorably based on the buying criteria of price/performance, time- to-market, product quality, reliability, service/support, breadth of product line and compatibility with computer system vendors' technology.  The Company's objective is to continue to remain strong in all of these areas with particular focus on price/performance and time-to-market, which management believes are two of the more important criteria in the selection of third party memory product suppliers.  Market research and analysis capability by the Company is necessary to ensure timely information on new products and technologies coming from the computer system vendors and from the overall memory market.  The Company must continue low cost, high volume production while remaining flexible to satisfy the time-to-market requirement.

     The Company believes that its 43-year reputation for providing quality products is an important factor to its customers when making a purchase decision.  To strengthen this reputation, the Company has a comprehensive lifetime warranty program which provides customers with added confidence in buying from the Company.  See "Business-Product Warranty and Service."

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

Employees

     As of April 30, 2010, the Company had 113 full-time employees.  The Company believes it has satisfactory relationships with its employees.  None of the Company's employees are covered by a collective bargaining agreement.

Environmental

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company.  The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2011) or the succeeding fiscal year (fiscal 2012).

     (d)  Financial information about geographic area sales.

                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other*    Consolidated
        ------        -----      ------     ------    ------------
        2010         $35,566     $4,484    $3,970       $44,020
        2009         $19,088     $4,793    $2,016       $25,897
        2008         $22,270     $5,875    $2,748       $30,893

                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other*    Consolidated
        ------        -----      ------     ------    ------------
        2010           80.8%      10.2%       9.0%        100.0%
        2009           73.7%      18.5%       7.8%        100.0%
        2008           72.1%      19.0%       8.9%        100.0%

       *Principally Asia Pacific Region

Item 1A.     RISK FACTORS

     WE MAY NEED TO OBTAIN ADDITIONAL WORKING CAPITAL FOR CONTINUED RESEARCH AND DEVELOPMENT.  The development of the XcelaSAN product line has required and will continue to require substantial capital investment.  The Company believes that it has obtained sufficient financing for the continued development of the products through its fiscal 2011.  There can be no assurance, however, that such financing will be sufficient for the Company’s purposes or that additional sources of financing will be available if needed.  If we require and are unable to raise additional funds, we may need to delay, scale-back or eliminate some or all of our research and product development programs and/or license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves.

WE MAY HAVE TO SUBSTANTIALLY INCREASE OUR WORKING CAPITAL REQUIREMENTS IN THE EVENT OF DRAM ALLOCATIONS.  Over the past 20 years, availability of DRAMs has swung back and forth from oversupply to shortage.  In times of shortage, we have been forced to invest substantial working capital resources in building and maintaining inventory.  At such times we have bought DRAMs in excess of our customers' needs in order to ensure future allocations from DRAM manufacturers. In the event of a shortage, we may not be able to obtain sufficient DRAMs to meet customers' needs in the short term, and we may have to invest substantial working capital resources in order to meet long-term customer needs.

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

     WE MAY LOSE AN IMPORTANT CUSTOMER.  During fiscal 2010, the largest ten customers accounted for approximately 34% of the Company's revenues and one customer accounted for 11% of the Company's revenues.  There can be no assurance that one or more of these customers will not cease or materially decrease their business with the Company in the future and that our financial performance will not be adversely affected thereby.

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

     A PORTION OF OUR OPERATIONS IS DESIGNED TO MEET THE NEEDS OF THE VERY COMPETITIVE INTEL AND AMD PROCESSOR-BASED MOTHERBOARD MARKET.  In addition to selling server memory systems, we develop, manufacture and market a variety of memory products for motherboards that are Intel or AMD processor based.  Many of these products are sold to OEMs and incorporated into computers and other equipment.  This is an intensely competitive market with high volumes but lower margins.

     WE MAY MAKE UNPROFITABLE ACQUISITIONS.  The Company is actively looking at acquiring complementary products and related intellectual property. The possibility exists that an acquisition will be made at some time in the future.  Uncertainty surrounds all acquisitions and it is possible that a particular acquisition may not result in a benefit to shareholders, particularly in the short-term. In addition, there can be no assurance that the recently acquired business of MMB will be, or remain, a profitable operating unit of the Company or that expected savings from having a larger consolidated business operation will occur.

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

WE MAY INCUR INTANGIBLE ASSET AND GOODWILL IMPAIRMENT CHARGES WHICH COULD HARM OUR PROFITABILITY.  We periodically review the carrying values of our intangible assets and goodwill to determine whether such carrying values exceed the fair market value. Our goodwill is subject to an annual review for goodwill impairment. If impairment testing indicates that the carrying value exceeds its fair value, the intangible assets or goodwill is deemed impaired. Accordingly, an impairment charge would be recognized in the period identified, which could reduce our profitability.

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

     The Company also leases marketing facilities in New Jersey, Denmark, Germany, and Japan.

Item 3.   LEGAL PROCEEDINGS

         Ring Technology v. Add-On Computer Peripherals, LLC
Civil Action No. 10-104 (E.D. TX)

Ring Technology (“Ring”) has commenced a patent infringement action in Texas against a number of manufacturers and distributors of memory products, including Dataram, which utilize an allegedly patented part.  Ring has also brought a separate action against larger manufacturers.  A complaint was filed by Ring, and Dataram has filed an answer contesting all of plaintiff’s claims.  No discovery has yet been undertaken.

The Company has been in discussions with Ring and several of the defendant memory vendors.  The Company is also pursuing a voluntary dismissal by Ring of its action against Dataram, as well as advising the Company’s vendors of their contractual obligation to indemnify Dataram.  If the case continues against Dataram, it is management’s intent to contest the matter vigorously.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND ISSUER PURCHASES OF EQUITY SECURITIES

     Incorporated by reference herein is the information set forth in the Company's 2010 Annual Report to Security Holders under the caption "Common Stock Information" at page 10 and the information from the Definitive Proxy Statement under the caption "Equity Plan Compensation Information."  No shares were sold other than pursuant to a registered offering during fiscal 2010.  In the fourth quarter of fiscal 2010, the Company purchased no shares of its common stock.

Item 6.  SELECTED FINANCIAL DATA

     Incorporated by reference herein is the information set forth in the 2010 Annual Report to Security Holders under the caption "Selected Financial Data" at page 29.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION

     Incorporated by reference herein is the information set forth in the 2010 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" at page 2 through page 6.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated by reference herein is the information set forth in the 2010 Annual Report to Security Holders under the caption "Quantitative and Qualitative Disclosure about Market Risk" at page 9.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedule        Page in
                                                               Annual
                                                               Report*
Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 2010 and 2009. . . 11

   Consolidated Statements of Operations - Years ended
        April 30, 2010, 2009 and 2008 . . . . . . . . . . . . . . 12

   Consolidated Statements of Cash Flows -
        Years ended April 30, 2010, 2009 and 2008 . . . . . . . . 13

   Consolidated Statements of Stockholders' Equity -
        Years ended April 30, 2010, 2009 and 2008 . . . . . . . . 14

   Notes to Consolidated Financial Statements -
        Years ended April 30, 2010, 2009 and 2008 . . . . . . . . 15-28

   Report of Independent Registered Public Accounting
        Firm on Consolidated Financial Statements . . . . . . . . 29

All schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.

*Incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

     Not Applicable.

Item 9A(T).  CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. The Chief Executive Officer and Chief Financial Officer of the Company disclosed a material weakness in our financial reporting in the quarter ended January 31, 2010. This weakness was comprised of a financial accounting deficiency relating to the initial non-recording during the third quarter ended January 31, 2010 of a deferred tax asset valuation allowance, which was subsequently recorded in the financial statements.  The Chief Executive Officer and Chief Financial Officer of the Company have corrected the weakness.  The Company’s tax provision and related accounts are independently reviewed. With the exception of the rectification of aforementioned material weakness, there were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2010. This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.

Management's report was not subject to attestation by the Company's independent registered public accounting firm.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE

     Incorporated by reference herein is the information set forth in the Definitive Proxy Statement under the captions "Executive Compensation," "Board of Directors" And “Related Party Transactions.”

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

Date:     July 29, 2010           By: JOHN H. FREEMAN
                                 --------------------------------
                                  John H. Freeman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:     July 29, 2010           By: ROGER C. CADY
                                 --------------------------------
                                  Roger C. Cady, Chairman of the
                                  Board of Directors

Date:     July 29, 2010           By: JOHN H. FREEMAN
                                 --------------------------------
                                  John H. Freeman, President
                                  Chief Executive Officer and
                                  Director

Date:     July 29, 2010           By: THOMAS A. MAJEWSKI
                                 --------------------------------
                                  Thomas A. Majewski, Director

Date:     July 29, 2010           By: ROSE ANN GIORDANO
                                 --------------------------------
                                   Rose Ann Giordano, Director

Date:     July 29, 2010           By: MARK E. MADDOCKS
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
      on Form 10-K for the year ended April 30, 2009, filed with the
      Securities and Exchange Commission, SEC file number 001-08266, on July
      28, 2009.

10(h) Lease Renewal Agreement, dated February 13, 2006, between Nappen &
      Associates and Micro Memory Bank, Inc. and assigned to Dataram
Corporation.  Incorporated by reference from Exhibits to an
Annual Report on Form 10-K for the year ended April 30, 2009, filed with the
      Securities and Exchange Commission, SEC file number 001-08266, on July
      28, 2009.

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

10(k) Employment Agreement of David Sheerr dated as of March 31, 2009.*

10(l) Product Consignment And Sale Agreement, dated as of July 27, 2010,
   Between Sheerr Memory, Inc. and Dataram Corporation.  Incorporated by
   reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(m) Loan and Security Agreement, dated as of July 27, 2010, between
   Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by
   reference from Exhibits to a Current Report on Form 8-K filed with the
   Securities and Exchange Commission, SEC file number 001-08266, on
   July 29, 2010.

10(n) Schedule to Loan and Security Agreement, dated as of July 27, 2010, between Crestmark Capital Lending LLC and Dataram Corporation.
   Incorporated by reference from Exhibits to a Current Report on
   Form 8-K filed with the Securities and Exchange Commission,
   SEC file number 001-08266, on July 29, 2010.

10(o) Promissory Note, dated as of July 27, 2010, from Dataram Corporation to Crestmark Capital Lending LLC. Incorporated by reference from
   Exhibits to a Current Report on Form 8-K filed with the
   Securities and Exchange Commission, SEC file number 001-08266, on
   July 29, 2010.

13(a) 2010 Annual Report to Shareholders

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