Form 10-Q
period 2010-07-31
DATARAM CORP
filed 2010-09-13
CIK 27093

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

                                         or

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                  [ ] Yes   [X] No
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of September 10, 2010, there were 8,918,309 shares outstanding.


                           PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         July 31, 2010 and April 30, 2010
                                    (Unaudited)

                                             July 31, 2010     April 30, 2010
Assets
Current Assets:
   Cash and cash equivalents                 $     786,099     $   2,507,456
   Accounts receivable, less allowance
     for doubtful accounts and sales returns
     of $250,000 at July 31, 2010 and
     April 30, 2010                              5,495,074         5,343,957
   Inventories                                   5,747,621         6,872,265
   Other current assets                            209,296            86,684
                                                __________        __________
     Total current assets                       12,238,090        14,810,362

Property and equipment, at cost:
   Machinery and equipment                      12,298,570        12,300,657
   Leasehold improvements                        2,234,752         2,234,752
                                                __________        __________
                                                14,533,322        14,535,409
   Less: accumulated depreciation
     and amortization                           13,590,996        13,418,328
                                                __________        __________
Net property and equipment                         942,326         1,117,081

Other assets                                        99,506           104,686

Intangible assets, net of accumulated
    amortization                                   759,744           866,958

Goodwill                                         1,020,547           753,755
                                                __________        __________

                                             $  15,060,213     $  17,652,842
                                                ==========        ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $   2,014,658     $   3,522,704
   Accrued liabilities                           1,734,081         1,737,830
   Note payable to related party                 1,000,000         1,000,000
                                                __________        __________
     Total current liabilities                   4,748,739         6,260,534


Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,918,309 at July 31, 2010
      and April 30, 2009                         8,918,309         8,918,309
   Additional paid-in capital                    8,167,070         8,009,262
   Retained deficit                             (6,773,905)      (5,535,263)
                                                __________        __________

        Total stockholders' equity              10,311,474        11,392,308
                                                __________        __________
                                             $  15,060,213     $  17,652,842
                                                ==========        ==========
See accompanying notes to consolidated financial statements.



                        Dataram Corporation and Subsidiaries
                        Consolidated Statements of Operations
                      Three Months Ended July 31, 2010 and 2009
                                   (Unaudited)

                                                   2010              2009

Revenues                                     $  12,743,896     $   9,190,021

Costs and expenses:
   Cost of sales                                 9,620,505         6,654,904
   Engineering                                     274,562           253,188
   Research and development                        894,349           874,077
   Selling, general and administrative           3,083,624         3,047,662
                                                __________        __________
                                                13,873,040        10,829,831
                                                __________        __________

Loss from operations                            (1,129,144)       (1,639,810)

Other income (expense):
   Interest income (expense), net                  (16,458)           10,150
   Currency gain (loss)                            (96,025)           23,671
   Other income (expense), net                       2,985                 0
                                    `            __________       __________
Total other income (expense)                      (109,498)           33,821
                                                 __________       __________

Loss before income taxes                        (1,238,642)        (1,605,989)

Income tax benefit                                       0           (628,000)
                                                __________         __________
Net loss                                     $  (1,238,642)    $     (977,989)
                                                ==========         ==========

Net loss per share of common stock
   Basic                                     $        (.14)    $         (.11)
                                                ==========         ==========
   Diluted                                   $        (.14)    $         (.11)
                                                ==========         ==========


See accompanying notes to consolidated financial statements.



                           Dataram Corporation and Subsidiaries
                           Consolidated Statements of Cash Flows
                         Three Months Ended July 31, 2010 and 2009
                                      (Unaudited)

                                                      2010            2009
Cash flows from operating activities:
   Net loss                                       $(1,238,642)   $  (977,989)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                  279,882        282,744
       Bad debt expense (recovery)                      8,850        (27,605)
       Stock-based compensation expense               157,808        155,535
       Gain on sale of property and equipment          (2,472)             0
       Deferred income tax benefit                          0       (628,000)
     Changes in assets and liabilities
        Increase in accounts receivable              (159,967)    (1,660,714)
        Decrease (increase) in inventories          1,124,644     (2,284,810)
        Increase in other current assets             (122,612)      (128,246)
        Decrease in other assets                        5,180         10,047
        Increase (decrease) in accounts payable    (1,508,046)       341,289
        Decrease in accrued liabilities                (3,749)      (190,155)
                                                   __________      __________

Net cash used in operating activities              (1,459,124)    (5,107,904)
                                                  ___________      __________

Cash flows from investing activities:
   Acquisition of business                           (266,792)             0
   Additions to property and equipment                 (5,426)      (144,725)
   Proceeds from sale of property and equipment         9,985              0
                                                  ___________      __________
Net cash used in investing activities                (262,233)      (144,725)
                                                  ___________      __________

Net decrease in cash and
   cash equivalents                                (1,721,357)    (5,252,629)
Cash and cash equivalents at
   beginning of period                              2,507,456     12,525,008
                                                   __________     __________
Cash and cash equivalents at
   end of period                                  $   786,099    $ 7,272,379
                                                   ==========     ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                    $    16,458    $         0
                                                   ==========     ==========
      Income taxes                                $         0    $         0
                                                   ==========     ==========
See accompanying notes to consolidated financial statements.


                         Dataram Corporation and Subsidiaries
                      Notes to Consolidated Financial Statements
                              July 31, 2010 and 2009
                                      (Unaudited)

(1) Basis of Presentation

The information for the three months ended July 31, 2010 and 2009 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended
April 30, 2010 included in the Company's 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2010 balance sheet has been derived from these statements.

The consolidated financial statements for the three months ended July 31, 2010 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

As discussed in Notes 4 and 9, the Company entered into an accounts receivable financing agreement and an inventory consignment agreement to address short-term liquidity needs. Based on the cash flows expected to be provided from these agreements along with the cash flows projected to result from the Company's operations, management has concluded that the Company's short-term liquidity needs have been satisfied. In order to satisfy long-term liquidity needs, the Company will need to generate profitable operations and positive cash flows.


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

Income tax expense (benefit)

The Company's consolidated statements of operations for the three months ended July 31, 2010 and 2009 include approximately nil and $628,000, respectively, of income tax benefit. The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses - Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. In each reporting period, the Company assesses, based on the weight of all evidence, both positive and negative, whether a valuation allowance on its deferred tax assets is warranted. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company has Federal and State net operating loss (NOL) carry-forwards of approximately $11.5 million and $9.7 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2030 for Federal tax purposes and 2016 and 2030 for state tax purposes. The Company's NOL carry-forwards are a component of its deferred tax assets which are reported net of a full valuation allowance in the Company's consolidated financial statements at July 31, 2010.

Net loss per share

Net loss per share is presented in accordance with the Presentation - Earnings Per Share Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three months ended
July 31, 2010 and 2009 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for fiscal 2011 and 2010:



                                   Three Months ended July 31, 2010
                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                       $(1,238,642)    8,918,309    $ (.14)

Effect of dilutive securities
-stock options                             -            -          -


                                     ________     _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                     $(1,238,642)    8,918,309    $ (.14)
                                    ========      =========     ======





                                   Three Months ended July 31, 2009
                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
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
                                    ========      =========     ======


Diluted net loss per common share does not include the effect of options to purchase 2,018,000 shares of common stock for the three month period ended July 31, 2010 because they are anti-dilutive.

Diluted net loss per common share does not include the effect of options to purchase 1,220,075 shares of common stock for the three month period ended July 31, 2009 because they are anti-dilutive.


Common Stock Repurchases

On December 4, 2002, the Company's Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. During the three months ended July 31, 2010 and 2009, the Company did not repurchase any shares of its common stock. As of July 31, 2010, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.


Stock Options

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

Our consolidated statements of operations for fiscal 2011's and 2010's first fiscal quarters include approximately $158,000 and $156,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments, and as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying balance sheet. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity under the plans for the three months ended July 31, 2010 is as follows:

                      Weighted average    Weighted average          Aggregate
                       exercise price   remaining contractual       intrinsic
           Shares                               life (1)             value(2)
        __________   ________________  _____________________       __________

Balance
April 30,
2010      1,946,800       $3.25                6.38               $   175,000

Granted (3)  34,000       $1.75                  -                        -
Exercised         0           -                  -                        -
Expired     (12,000)      $24.25                 -                        -

Balance
July 31,
2010      1,968,800       $3.13                6.27               $    67,000

Exercisable
July 31,
2010        894,800       $4.51                3.80               $    61,000

Expected to vest
July 31,
2010      1,870,000       $3.14                6.28                       -

     (1) This amount represents the weighted average remaining contractual life of stock options in years.

     (2) This amount represents the difference between the exercise price and $1.83, the closing price of Dataram common stock on July 30, 2010 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable.

      (3) The weighted average fair value of options granted in the three month period ended July 31, 2010 was $0.78 per option.

     Total cash received from the exercise of options in the first three months of fiscal 2011 ended July 31, 2010 was nil. As of July 31, 2010, there was approximately $931,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately nineteen months. At July 31, 2010, an aggregate of 2,927 shares were authorized for future grant under the Company's stock option plans.

b. Other Stock Options

On June 30, 2008, the Company granted options to purchase 50,000 shares of the Company's common stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price of $2.60 per share which was the fair value at the date of grant, were 100% exercisable on the date of grant and expire ten years after the date of grant.


(3) Acquisition

On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. (MMB), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expands the Company's memory product offerings and routes to market. The Company purchased the assets from MMB for total consideration of approximately $2,253,000 of which approximately $912,000 was paid in cash. The Company also assumed certain accounts payable totaling approximately $190,000 and certain accrued liabilities totaling approximately $122,000. Under the terms of the agreement with MMB, the remaining portion of the purchase price is contingently payable based upon the performance of the new Dataram business unit to be operated as a result of the acquisition (the Unit) and consists of a percentage, averaging 65%, payable quarterly, over the subsequent four years from acquisition date of earnings before interest, taxes, depreciation and amortization of the MMB business unit. For the three month period ended July 31, 2010, this amount totaled approximately $267,000. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting. The results of operations of MMB for the period from the acquisition date, March 31, 2009, through July 31, 2010 have been included in the consolidated results of operations of the Company.

The total consideration of the acquisition has been allocated to the fair value of the assets of MMB as follows:


Accounts receivable                             $    478,000
Machinery and equipment                              200,000
Deposits                                              16,000
Trade names                                          733,000
Customer relationships                               758,000
Non-compete agreement                                 68,000
                                                  -----------
Gross assets acquired                              2,253,000
Liabilities assumed                                  312,000
                                                  __________
Net assets acquired                             $  1,941,000
                                                 ===========


The Company estimates that it has no significant residual value related to its intangible assets. Other than customer relationships, acquired intangible assets are amortized on a straight-line basis over their weighted average lives. Customer relationships are amortized over a two-year period at a rate of 65% of the gross value acquired in the first year subsequent to their acquisition and 35% of the gross value acquired in the second year. Intangible assets amortization expense for fiscal year 2011's and 2010's first quarter ended July 31, 2010 was approximately $107,000 and $164,000, respectively. Intangible asset amortization is included in selling, general and administrative expense. The components of finite-lived intangible assets acquired during fiscal year 2009 are as follows:

                                         Gross Carrying Amount
                         Weighted
                          Average
                           Life      July 31, 2010   April 30, 2010
                         ________    _____________    _____________
Trade names              5 Years     $    733,000      $    733,000
Customer relationships   2 Years          758,000           758,000
Non-compete agreement    4 Years           68,000            68,000
                                     _____________    _____________
Total gross carrying amount          $  1,559,000      $  1,559,000

Less accumulated amortization expense     799,000          692,000
                                     _____________    _____________
Net intangible assets                $    760,000      $   867,000
                                     =============    =============


The following table outlines the estimated future amortization expense related to intangible assets:

Year ending April 30:
2011                                 $   407,000
2012                                     164,000
2013                                     162,000
2014                                     134,000
                                      ___________
                                     $   867,000
                                     ===========


(4) Related Party Transactions

During fiscal 2011's and fiscal 2010's first quarter, the Company purchased inventories for resale totaling approximately $372,000 and $1,667,000, respectively from Sheerr Memory, LLC (Sheerr Memory). Sheerr Memory's owner ("Mr. Sheerr") is employed by the Company as the general manager of the acquired MMB business unit described in Note 3 and is an executive officer of the Company. When the Company acquired certain assets of MMB, it did not acquire any of its inventory. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $233,000 and $477,000, respectively, of accounts payable in the Company's consolidated balance sheets as of July 31, 2010 and 2009 is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to July 31, 2010 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

On February 24, 2010, the Company entered into a Note and Security Agreement with Mr. Sheerr. Under the agreement, the Company borrowed the principal sum of $1,000,000 for a period of six months, which the Company can extend for an additional three months without penalty. The loan bears interest at the rate of 5.25%. Interest is payable monthly, and the entire principal amount is payable in the event of the employee's termination of employment by the Company. The loan is secured by a security interest in all machinery, equipment and inventory of Dataram at its Montgomeryville, PA location. The loan was paid in full on August 13, 2010.

On July 27, 2010, the Company entered into an agreement with Sheerr Memory to consign a formula based amount of up to $3,000,000 of certain inventory into the Company's manufacturing facilities. The agreement has a two-year term and the Company is obligated to pay monthly a fee equal to 0.833% of the average daily balance of the purchase cost of the consigned products held by Sheerr Memory under the agreement. As of July 31, 2010 and during the fiscal quarter then ended, no products were held by Sheerr Memory under the agreement.


(5) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.


(6) Accounts Receivable

Accounts receivable consists of the following categories:

                                          July 31, 2010    April 30, 2010
                                       ________________    ______________
Trade receivables                       $     5,541,000    $    5,000,000
VAT receivable                                  199,000           594,000
Other                                             5,000                 0
Allowance for doubtful accounts
  and sales returns                            (250,000)         (250,000)
                                       ________________    ______________
                                        $     5,495,000    $    5,344,000
                                       ================    ==============

(7) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2010 and April 30, 2010 consist of the following categories:

                       July 31, 2010    April 30, 2010
                    ________________    ______________
Raw materials       $      3,312,000    $    3,919,000
Work in process               57,000            32,000
Finished goods             2,379,000         2,921,000
                    ________________    ______________
                    $      5,748,000    $    6,872,000
                    ================    ==============

(8) Intangible Assets and Goodwill

Intangible assets with determinable lives, other than customer relationships are amortized on a straight-line basis over their estimated period of benefit, ranging from four to five years. Customer relationships are amortized over a two-year period at a rate of 65% of the gross value acquired in the first year subsequent to their acquisition and 35% of the gross value acquired in the second year. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets with definitive lives are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is March 1.


(9) Financing Agreements

On July 27, 2010, the Company entered into a credit facility with a bank, which provides for up to a $5,000,000 revolving credit line. Advances under the facility are limited to 80% of eligible receivables, as defined in the agreement. The agreement does not have a fixed term. The agreement provides for Prime Rate loans at an interest rate equal to the Prime Rate plus two percent, subject to a minimum interest rate of five and one quarter percent. The Company is required to pay a monthly maintenance fee equal to six-tenths of one percent (0.6%) of the monthly average principal balance of any borrowings under the facility in the prior month. The agreement contains certain restrictive covenants, specifically a minimum tangible net worth covenant and certain other covenants, as defined in the agreement. During the quarter ended July 31, 2010 there were no borrowings under the agreement.

On February 24, 2010, the Company entered into a Note and Security Agreement with Mr. Sheerr. Under the agreement, the Company borrowed the principal sum of $1,000,000 for a period of six months, which the Company can extend for an additional three months without penalty. The loan bears interest at the rate of 5.25%. Interest is payable monthly, and the entire principal amount is payable in the event of the employee's termination of employment by the Company. The loan is secured by a security interest in all machinery, equipment and inventory of Dataram at its Montgomeryville, PA location. The loan was paid in full on August 13, 2010.


(10) Financial Information by Geographic Location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2010 and 2009 by geographic region are as follows:


                                  Three months ended       Three months ended
                                  July 31, 2010            July 31, 2009
                                  ________________         ________________
United States                     $     10,686,000         $      7,245,000
Europe                                   1,142,000                1,457,000
Other (principally Asia Pacific Region)    916,000                  488,000
                                  ________________         ________________
Consolidated                      $     12,744,000         $      9,190,000
                                  ================         ================



Long-lived assets consist of property and equipment and finite life intangible assets. Long-lived assets and total assets by geographic region as of July 31, 2010 are as follows:

                                   July 31, 2010
                       Long-lived assets     Total assets
                       _________________    ______________
United States         $       2,723,000    $   15,004,000
Europe                                0            49,000
Other                                 0             7,000
                      _________________     ______________
Consolidated        $         2,723,000    $   15,060,000
                     =================      ==============


(11) Accounting Guidance

Recently Adopted Accounting Guidance

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which became effective for us on May 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective for us on May 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of the new guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning February 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning May 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.


(12) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. In regard to trade receivables, the Company performs ongoing evaluations of its customers' financial condition as well as general economic conditions and, generally, requires no collateral from its customers.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and
Results of Operations contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities and Exchange Act of 1934, as amended. The information provided in this interim report may include forward-looking statements relating to future events, such as the development of new products, pricing and availability of raw materials or the future financial performance of the Company. Actual results may differ from such projections and are subject to certain risks including, without limitation, risks arising from: changes in the price of memory chips, changes in the demand for memory systems for workstations and servers, increased competition in the memory systems industry, delays in developing and commercializing new products and other factors described in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission which can be reviewed at http:www.sec.gov.


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

On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. (MMB), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expanded the Company's memory product offerings and routes to market. The results of operations of MMB for the period from the acquisition date through July 31, 2010 have been included in the consolidated results of operations of the Company.

Liquidity and Capital Resources

As of July 31, 2010, cash and cash equivalents amounted to approximately $786,000 and working capital amounted to approximately $7,489,000, reflecting a current ratio of 2.6 to 1, compared to cash and cash equivalents of approximately $2,507,000, working capital of approximately $8,550,000 and a current ratio of 2.4 to 1 as of April 30, 2010.

During the first three months of fiscal 2011, net cash used in operating activities totaled approximately $1,459,000. Net loss in the period was approximately $1,239,000. Accounts payable decreased by approximately $1,508,000, mainly the result of decreased inventories of approximately $1,125,000. Depreciation and amortization of approximately $280,000 was recorded in fiscal 2011's first quarter. Non-cash stock-based compensation expense of approximately $158,000 was also recorded. Cash used by the increase in trade receivables and other current assets amounted to approximately $160,000 and $123,000 respectively.

Net cash used in investing activities totaled approximately $262,000 for the three months ended July 31, 2010 and consisted primarily of a payment of approximately $267,000 for the acquisition of a business more fully described in described in Note 3 to the Consolidated Financial Statements.

On February 24, 2010, the Company entered into a Note and Security Agreement with an employee who is an executive officer of the Company. Under the agreement, the Company borrowed the principal sum of $1,000,000 for a period of six months, which the Company can extend for an additional three months without penalty. The loan bears interest at the rate of 5.25%. Interest is payable monthly, and the entire principal amount is payable in the event of the employee's termination of employment by the Company. The loan is secured by a security interest in all machinery, equipment and inventory of Dataram at its Montgomeryville, PA location. The loan was paid in full on August 13, 2010.

On July 27, 2010, the Company entered into an agreement with a financial institution for secured debt financing of up to $5,000,000. Also, on July 27, 2010, the Company entered into an agreement with a vendor, which is wholly owned by the employee and executive officer referred to above, to consign a formula based amount of up to $3,000,000 of certain inventory into our manufacturing facilities. Management believes that the Company's cash flows generated from operations together with cash generated through these agreements will be sufficient to meet the Company's short-term liquidity needs. Management also believes that in order to satisfy long-term liquidity needs, the Company will need to generate profitable operations and positive cash flows.


Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2010 are as follows:

                                        Operating leases
Year ending April 30:                   ________________

    2011                                 $      387,000

    2012                                         34,000


                                         ______________

Total minimum lease payments             $      421,000

                                         ==============

The Company has no other material commitments.


Results of Operations

Revenues for the three month period ended July 31, 2010 were $12,744,000 compared to revenues of $9,190,000 for the comparable prior year period. The Company's revenues increased by approximately 39% in the fiscal quarter ended July 31, 2010 versus the comparable prior year period. This was primarily the result of the Company's implementation of its revamped sales and marketing strategy having a positive effect on demand for its products coupled with an increase in overall demand for IT infrastructure as the economy continued to gradually recover from the financial crises.

Revenues for the three months ended July 31, 2010 and 2009 by geographic region are as follows:

                                  Three months ended       Three months ended
                                  July 31, 2010            July 31, 2009
                                  ________________         ________________
United States                     $     10,686,000         $      7,245,000
Europe                                   1,142,000                1,457,000
Other (principally Asia Pacific Region)    916,000                  488,000
                                  ________________         ________________
Consolidated                      $     12,744,000         $      9,190,000
                                  ================         ================





Cost of sales for the first quarter of fiscal 2011 and 2010 were 75% and 72% of revenues, respectively. Fluctuations in cost of sales as a percentage of revenues are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. Cost of sales in the first quarter of fiscal 2011 was $9.6 million compared to $6.7 million in the prior year comparable period.

Engineering expense in fiscal 2011's first quarter totaled $275,000, versus $253,000 for the same prior year period. Engineering expense in the fiscal 2011's first quarter included approximately $13,000 of stock based compensation expense compared to nil in the comparable prior year period.

Research and development expense in fiscal 2011's first quarter were $894,000 versus $874,000 in the same prior year period. In the first quarter of the prior fiscal year, the Company implemented a strategy to introduce new and complementary products into its offerings portfolio. The Company is currently focusing on the development of a line of high performance storage caching products ("XcelaSAN"). XcelaSAN is a unique intelligent Storage Area Network (SAN) optimization solution that delivers substantive application performance improvement to applications such as Oracle, SQL and VMware. XcelaSAN augments existing storage systems by transparently applying intelligent caching algorithms that serve the most active block-level data from high-speed storage, creating an intelligent, virtual solid state SAN. As part of that strategy, in January 2009, the Company entered into a software purchase and license agreement with another company whereby the Company acquired the exclusive right to purchase specified software for a price of $900,000 plus a contingent payment of $100,000. The Company owns the software. The software and the storage products, which incorporate the software, are currently under development. We expect to make further investments in this area.

Selling, general and administrative (S,G&A) expense in 2011's first quarter were $3,084,000 versus $ $3,048,000 in the same prior year period. These expenses for the first fiscal quarter ended July 31, 2011 were approximately $36,000 higher than in the comparable prior year period.

Other income (expense), net for the first quarter of fiscal 2011 totaled expense of $109,000, versus $34,000 income for the same prior year period. Other expense in fiscal 2011's first quarter consisted of $96,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar, and $16,000 of interest expense. Other income in fiscal 2010's first quarter consisted of $10,000 of interest income and approximately $24,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar.

Income tax benefit for the first quarter of 2011 was nil versus a benefit of $628,000 for the same prior year period. The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses - Income Taxes Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Codification). Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. In each reporting period, the Company assesses, based on the weight of all evidence, both positive and negative, whether a valuation allowance on its deferred tax assets is warranted. Based on the assessment conducted in the Company's reporting period ended January 31, 2010, the Company concluded that such an allowance was warranted, and accordingly recorded a valuation allowance of approximately $5.8 million in that reporting period. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences or tax attributes are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company has Federal and State net operating loss (NOL) carry-forwards of approximately $11.5 million and $9.7 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2030 for Federal tax purposes and 2016 and 2030 for state tax purposes. As a result, the Company does not expect to record any income tax expense (benefit) in fiscal 2011. The Company's NOL carry-forwards are a component of its deferred tax assets which are reported net of a full valuation allowance in the Company's consolidated financial statements at July 31, 2010.


Critical Accounting Policies

During December 2001, the Securities and Exchange Commission (SEC) published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in
Note 1 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2010, the Company believes the following accounting policies to be critical:

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

Our consolidated statements of operations for fiscal 2011's and 2010's first quarter include approximately $158,000 and $156,000 of stock-based compensation expense, respectively. Stock-based compensation expense is recognized in the selling, general and administrative expenses line item of the accompanying consolidated statements of operations on a ratable basis over the vesting periods. These stock option grants have been classified as
equity instruments, and as such, a corresponding increase   has been
reflected in additional paid-in capital in the accompanying consolidated balance sheets.

Research and Development Expense - All research and development costs are expensed as incurred, including Company-sponsored research and development and costs of patents and other intellectual property that have no alternative future use when acquired and in which we had an uncertainty in receiving future economic benefits.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses - Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical the merits of the position. There are no material unrecognized tax positions in the consolidated financial statements.

Goodwill - Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is March 1.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


The Company does not invest in market risk sensitive instruments. At times, the Company's cash equivalents consist of overnight deposits with banks and money market accounts. The Company's rate of return on its investment portfolio changes with short-term interest rates, although such changes will not affect the value of its portfolio. The Company's objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

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




ITEM 4T. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





                            PART II: OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

              Ring Technology v. Add-On Computer Peripherals, LLC
Civil Action No. 10-104 (E.D. TX)

     Ring Technology ("Ring") has commenced a patent infringement action in Texas against a number of manufacturers and distributors of memory products, including Dataram, which utilize an allegedly patented part. Ring has also brought a separate action against larger manufacturers. A complaint was filed by Ring, and Dataram has filed an answer contesting all of plaintiff's claims. No discovery has yet been undertaken.

     The Company has been in discussions with Ring and several of the defendant memory vendors. The Company is also pursuing a voluntary dismissal by Ring of its action against Dataram, as well as advising the Company's vendors of their contractual obligation to indemnify Dataram. If the case continues against Dataram, it is management's intent to contest the matter vigorously.

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


                                 DATARAM CORPORATION



                                 MARK E. MADDOCKS


Date:  September 13, 2010         By:    /s/ Mark D. Maddocks
                                     __________________________
                                      Mark E. Maddocks
                                      Vice President, Finance
                                      (Principal Financial Officer)