Form 10-Q
period 2010-10-31
DATARAM CORP
filed 2010-12-13
CIK 27093

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                             ___________________  ___________________________

Commission file number:                   1-8266
                     ________________________________________________________

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                  [ ] Yes   [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of December 10, 2010, there were 8,928,309 shares outstanding.


                           PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         October 31, 2010 and April 30, 2010

                                            October 31, 2010   April 30, 2010
                                              (Unaudited)         (Note 1)
Assets
Current Assets:
   Cash and cash equivalents               $     614,363       $   2,507,456
   Accounts receivable, less allowance
     for doubtful accounts and sales returns
     of $250,000 at October 31, 2010 and at
     April 30, 2010                            4,866,872           5,343,957
   Inventories                                 5,295,379           6,872,265
   Other current assets                          252,042              86,684
                                              __________          __________
     Total current assets                     11,028,656          14,810,362

Property and equipment, at cost:
   Machinery and equipment                    12,329,876          12,300,657
   Leasehold improvements                      2,234,752           2,234,752
                                              __________          __________
                                              14,564,628          14,535,409
   Less: accumulated depreciation
     and amortization                         13,733,664          13,418,328
                                              __________          __________
Net property and equipment                       830,964           1,117,081

Other assets                                      86,062             104,686

Intangible assets, net of accumulated
    amortization                                 652,530             866,958

Goodwill                                       1,123,775             753,755
                                              __________          __________

                                           $  13,721,987       $  17,652,842
                                              ==========          ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Note payable-revolving credit line      $   2,532,614       $           0
   Accounts payable                            1,350,605           3,522,704
   Accrued liabilities                         1,086,932           1,737,830
   Note payable to related party                       0           1,000,000
                                              __________          __________
     Total current liabilities                 4,970,151           6,260,534

Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,918,309 at October 31, 2010
      and April 30, 2010                       8,918,309           8,918,309
   Additional paid-in capital                  8,322,427           8,009,262
   Retained deficit                           (8,488,900)         (5,535,263)
                                              __________          __________

        Total stockholders' equity             8,751,836          11,392,308
                                              __________          __________
                                           $  13,721,987       $  17,652,842
                                              ==========          ==========
See accompanying notes to consolidated financial statements.



                          Dataram Corporation and Subsidiaries
                         Consolidated Statements of Operations
                Three and Six Months Ended October 31, 2010 and 2009

                                   (Unaudited)



                                                            2010                              2009
                                               Three Months       Six Months      Three Months       Six Months

Revenues                                     $  10,948,853      $  23,692,749    $ 10,673,217     $ 19,863,238

Costs and expenses:
   Cost of sales                                 8,536,054         18,156,559       7,936,731       14,591,635
   Engineering                                     238,440            513,002         259,077          512,265
   Research and development                        865,250          1,759,599       1,621,385        2,495,462
   Selling, general and administrative           2,973,315          6,056,939       3,502,357        6,550,019
                                                __________         __________      __________       __________
                                                12,613,059         26,486,099      13,319,550       24,149,381

Loss from operations                            (1,664,206)        (2,793,350)     (2,646,333)      (4,286,143)

Other income (expense):
   Interest income (expense), net                  (62,185)           (78,643)         (3,289)           6,861
   Currency gain (loss)                             11,396            (84,629)        (18,741)           4,930
   Other income (expense), net                           0              2,985          10,412           10,412
                                                __________         __________      __________       __________
Total other income (expense)                       (50,789)          (160,287)        (11,618)          22,203

Loss before income taxes                        (1,714,995)        (2,953,637)     (2,657,951)      (4,263,940)

Income tax benefit                                       0                  0      (1,042,000)      (1,670,000)
                                                __________         __________      __________       __________
Net loss                                     $  (1,714,995)      $ (2,953,637)    $(1,615,951)    $ (2,593,940)
                                                ==========         ==========      ==========       ==========

Net loss per share of common stock
   Basic                                     $        (.19)      $       (.33)    $      (.18)   $        (.29)
                                                ==========         ==========      ==========       ==========
   Diluted                                   $        (.19)      $       (.33)    $      (.18)   $        (.29)
                                                ==========         ==========      ==========       ==========

See accompanying notes to consolidated financial statements.




                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                        Six Months Ended October 31, 2010 and 2009
                                      (Unaudited)
                                                      2010           2009
Cash flows from operating activities:
   Net loss                                        $(2,953,637)  $(2,593,940)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
 Depreciation and amortization                         529,764       603,608
       Bad debt expense (recovery)                      15,960       (22,230)
       Stock-based compensation expense                313,165       380,195
       Gain on sale of property and equipment           (2,472)      (10,412)
       Deferred income tax benefit                           0    (1,690,087)
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable    461,125    (1,665,040)
         Decrease (increase) in inventories          1,576,886    (3,386,504)
         Increase in other current assets             (165,358)      (87,223)
         Decrease in other assets                       18,624        17,728
         Increase (decrease) in accounts payable    (2,172,099)    1,111,101
         Decrease in accrued liabilities              (650,898)      (64,795)
                                                    __________    __________

Net cash used in operating activities               (3,028,940)   (7,407,599)
                                                   ___________    __________

Cash flows from investing activities:
   Acquisition of business                            (370,020)     (161,524)
   Additions to property and equipment                 (36,732)     (481,149)
   Proceeds from sale of property and equipment          9,985        10,412
                                                   ___________    __________
Net cash used in investing activities                 (396,767)     (632,261)
                                                   ___________    __________

Cash flows from financing activities:
      Net proceeds from borrowings under
      revolving credit line                          2,532,614             0
   Payment of note payable to related party         (1,000,000)            0
                                                   ___________    __________
Net cash provided by financing activities            1,532,614             0


Net decrease in cash and
   cash equivalents                                 (1,893,093)   (8,039,860)
Cash and cash equivalents at
   beginning of period                               2,507,456    12,525,008
                                                    __________    __________
Cash and cash equivalents at
   end of period                                   $   614,363   $ 4,485,148
                                                    ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                     $    62,185   $     4,508
                                                    ==========    ==========
      Income taxes                                 $         0   $    20,087
                                                    ==========    ==========
See accompanying notes to consolidated financial statements.


                       Dataram Corporation and Subsidiaries
                    Notes to Consolidated Financial Statements
                              October 31, 2010 and 2009
                                     (Unaudited)

(1) Basis of Presentation

The information for the three and six months ended October 31, 2010 and 2009 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended
April 30, 2010 included in the Company's 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2010 balance sheet has been derived from these statements.

The consolidated financial statements for the three and six months ended October 31, 2010 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

As discussed in Notes 4 and 9, the Company entered into an accounts receivable financing agreement and an inventory consignment and purchase agreement to address short-term liquidity needs. Based on the cash flows expected to be provided from these agreements along with the cash flows projected to result from the Company's operations, management has concluded that the Company's short-term liquidity needs have been satisfied. In its fiscal second quarter ended October 31, 2010, the Company's cash flows from operating activities did not materially meet its projections. Should that event reoccur in the short-term, it is management's conclusion that the Company will require additional funding to meet its short-term liquidity needs. There can be no assurance, however, that such financing will be sufficient for the Company's purposes or that additional sources of financing will be available if needed. In order to satisfy long-term liquidity needs, the Company will need to generate profitable operations and positive cash flows.

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

Income tax expense (benefit)

The Company's consolidated statements of operations for the three and six months ended October 31, 2010 include income tax expense (benefit) of nil. The three and six month periods ended October 31, 2009 included $1,042,000 and $1,670,000 respectively, of income tax benefit. The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses - Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. In each reporting period, the Company assesses, based on the weight of all evidence, both positive and negative, whether a valuation allowance on its deferred tax assets is warranted. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. As of April 30, 2010 the Company had Federal and State net operating loss (NOL) carry-forwards of approximately $11.5 million and $9.7 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2030 for Federal tax purposes and 2016 and 2030 for state tax purposes. The Company's NOL carry-forwards are a component of its deferred tax assets which are reported net of a full valuation allowance in the Company's consolidated financial statements at October 31, 2010 and at April 30, 2010.

Net loss per share

Net loss per share is presented in accordance with the Presentation - Earnings Per Share Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Basic net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and six months ended October 31, 2010 and 2009 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the three and six month periods ended October 31, 2010 and 2009:

                                   Three Months ended October 31, 2010
                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                      $(1,714,995)    8,918,309    $ (.19)

Effect of dilutive securities
-stock options                            -            -          -


                                   ________     _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                    $(1,714,995)    8,918,309    $ (.19)
                                   ========     =========     ======



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
                                   ========     =========     ======


Diluted net loss per common share for the three month periods ending October 31, 2010 and 2009 do not include the effect of options to purchase 1,981,700 and 2,061,425 shares respectively, of common stock because they are anti-dilutive.



                                   Six Months ended October 31, 2010

                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                       $(2,953,637)   8,918,309     $ (.33)

Effect of dilutive securities
-stock options                            -             -          -
                                     _______    _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                     $(2,953,637)   8,918,309     $ (.33)
                                    =========    =========     ======

                                   Six Months ended October 31, 2009

                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                       $(2,593,940)   8,869,184     $ (.29)

Effect of dilutive securities
-stock options                            -             -          -
                                     _______    _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                     $(2,593,940)   8,869,184     $ (.29)
                                    ========    =========     ======



Diluted net loss per common share for the six month periods ending October 31, 2010 and 2009 do not include the effect of options to purchase 1,981,700 and 2,061,425 shares respectively, of common stock because they are anti-dilutive.


Common Stock Repurchases

On December 4, 2002, the Company's Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. During the three and six months ended October 31, 2010 and 2009, the Company did not repurchase any shares of its common stock. As of October 31, 2010, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

The Company also grants nonqualified stock options to certain new key employees of the Company as a component of the Company's offer of employment. These options are granted to promote the growth and profitability of the Company by attracting key employees. The options granted to these new employees are exercisable at a price representing the fair value at the date of grant and expire five years after date of grant. Options granted vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted range from one to two years.

The Company periodically grants nonqualified stock options to non-employee directors of the Company. These options are granted for the purpose of retaining the services of directors who are not employees of the Company and to provide additional incentive for such directors to work to further the best interests of the Company and its shareholders. The options granted to these non-employee directors are exercisable at a price representing the fair value at the date of grant, and expire either five or ten years after date of grant. Vesting periods for options currently granted range from one to two years.

On September 23, 2010, the Company granted Mr. Sheerr, who is employed by the Company as the general manager of the acquired MMB business unit described in Note 3 and is an executive officer of the Company, nonqualified stock options to purchase 100,000 shares of the Company's common stock pursuant to his employment agreement. The options granted are exercisable at a price representing the fair value at the date of grant and expire five years after date of grant. The options vest in one year.

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

Our consolidated statements of operations for the three and six month periods ended October 31, 2010 include approximately $155,000 and $313,000 of stock-based compensation expense, respectively. Fiscal 2010's three and six month periods ended October 31, 2009 include approximately $225,000 and $380,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments, and as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the six months ended October 31, 2010 is as follows:
                      Weighted average    Weighted average          Aggregate
                       exercise price    remaining contractual      intrinsic
            Shares                               life (1)            value(2)
         __________   ________________  _____________________      __________

Balance
April 30,
2010      1,946,800       $3.25                6.38               $  175,000

Granted (3) 139,000       $1.76                  -                        -
Exercised         -           -                  -                        -
Expired    (154,100)      $6.93                  -                        -

Balance
October 31,
2010      1,931,700       $2.88                6.33               $  243,440
Exercisable
October 31,
2010      1,277,700       $3.11                5.46               $  148,600
Expected to vest
October 31,
2010      1,835,000       $2.88                6.33                       -

     (1) This amount represents the weighted average remaining contractual life of stock options in years.

     (2) This amount represents the difference between the exercise price and $2.44, the closing price of Dataram common stock on October 29, 2010 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable.

     (3) The weighted average fair value of options granted in the six month period ended October 31, 2010 was $1.07 per option.

    Total cash received from the exercise of options in the first six months of fiscal 2011 ended October 31, 2010 was nil. As of October 31, 2010, there was approximately $861,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately eighteen months.

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

(3) Acquisition

On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. (MMB), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expands the Company's memory product offerings and routes to market. The Company purchased the assets from MMB for total consideration of approximately $2,253,000 of which approximately $912,000 was paid in cash. The Company also assumed certain accounts payable totaling approximately $190,000 and certain accrued liabilities totaling approximately $122,000. Under the terms of the agreement with MMB, the remaining portion of the purchase price is contingently payable based upon the performance of the new Dataram business unit to be operated as a result of the acquisition
(the Unit) and consists of a percentage, averaging 65%, payable quarterly, over the subsequent four years from acquisition date of earnings before interest, taxes, depreciation and amortization of the MMB business unit. For the three and six month period ended October 31, 2010, this amount totaled approximately $103,000 and $370,000 respectively. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting. The results of operations of MMB for the period from the acquisition date, March 31, 2009, through October 31, 2010 have been included in the consolidated results of operations of the Company.

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
                                                 ===========

The Company estimates that it has no significant residual value related to its intangible assets. Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense for the three and six months periods ended October 31, 2010 totaled approximately $107,000 and $214,000, respectively. Intangible assets amortization expense for the three and six months periods ended October 31, 2009 totaled approximately $164,000 and $328,000, respectively. Intangible asset amortization is included in selling, general and administrative expense. The components of finite-lived intangible assets acquired are as follows:

                                         Gross Carrying Amount
                         Weighted
                          Average
                           Life   October 31, 2010   April 30, 2010
                         ________    _____________    _____________
Trade names              5 Years     $    733,000      $    733,000
Customer relationships   2 Years          758,000           758,000
Non-compete agreement    4 Years           68,000            68,000
                                     _____________    _____________
Total gross carrying amount          $  1,559,000      $  1,559,000

Less accumulated amortization expense     906,000           692,000
                                     _____________     _____________
Net intangible assets                $    653,000      $    867,000
                                     =============    =============


The following table outlines the estimated future amortization expense related to intangible assets:

Year ending April 30:
2011                                $   407,000
2012                                    164,000
2013                                    162,000
2014                                    134,000
                                      __________
                                    $   867,000
                                    ===========



(4) Related Party Transactions

During the first six months of fiscal 2011, the Company purchased inventories for resale totaling approximately $616,000 from Sheerr Memory, LLC (Sheerr Memory). During the first six months of fiscal 2010, the Company purchased inventories for resale totaling approximately $3,355,000 from Sheerr Memory. Sheerr Memory's owner ("Mr. Sheerr") is employed by the Company as the general manager of the acquired MMB business unit described in Note 3 and is an executive officer of the Company. When the Company acquired certain assets of MMB, it did not acquire any of its inventories. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $142,000 and $400,000, respectively, of accounts payable in the Company's consolidated balance sheets as of October 31, 2010 and April 30, 2010 is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to October 31, 2010 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

On February 24, 2010, the Company entered into a Note and Security Agreement with Mr. Sheerr. Under the agreement, the Company borrowed the principal sum of $1,000,000 for a period of six months, which the Company could extend for an additional three months without penalty. The loan bore interest at the rate of 5.25%. Interest was payable monthly, and the entire principal amount was payable in the event of the employee's termination of employment by the Company. The loan was secured by a security interest in all machinery, equipment and inventory of Dataram at its Montgomeryville, PA location. The loan was paid in full on August 13, 2010.

On July 27, 2010, the Company entered into an agreement with Sheerr Memory to consign a formula based amount of up to $3,000,000 of certain inventory into the Company's manufacturing facilities. The agreement has a two-year term and the Company is obligated to pay monthly a fee equal to 0.833% of the average daily balance of the purchase cost of the consigned products held by Sheerr Memory under the agreement. The Company is obligated to purchase any consigned products acquired by Sheerr Memory under the agreement within ninety days of the acquisition date of the product. The Company and Sheerr Memory must jointly agree to the products to be held in consignment under the agreement. As of October 31, 2010 and during the three and six months periods then ended, no products were held by Sheerr Memory under the agreement.


(5) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.


(6) Accounts Receivable

Accounts receivable consists of the following categories:

                                        October 31, 2010    April 30, 2010
                                        ________________    ______________
Trade receivables                       $      4,937,000    $    5,000,000
VAT receivable                                   176,000           594,000
Other                                              4,000                 0
Allowance for doubtful accounts
  and sales returns                             (250,000)         (250,000)
                                        ________________    ______________
                                        $      4,867,000    $    5,344,000
                                        ================    ==============


(7) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2010 and April 30, 2010 consist of the following categories:

                    October 31, 2010    April 30, 2010
                    ________________    ______________
Raw materials       $      3,229,000    $    3,919,000
Work in process               45,000            32,000
Finished goods             2,021,000         2,921,000
                    ________________    ______________
                    $      5,295,000    $    6,872,000
                    ================    ==============


(8) Intangible Assets and Goodwill

Intangible assets with determinable lives, other than customer relationships are amortized on a straight-line basis over their estimated period of benefit, ranging from four to five years. Customer relationships are amortized over a two-year period at a rate of 65% of the gross value acquired in the first year subsequent to their acquisition and 35% of the gross value acquired in the second year. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets with definitive lives are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is March 1.


(9) Notes Payable

On July 27, 2010, the Company entered into a credit facility with a bank, which provides for up to a $5,000,000 revolving credit line. Advances under the facility are limited to 80% of eligible receivables, as defined in the agreement. The agreement does not have a fixed term. The bank may demand immediate repayment of all loans at any time, provided that if the Company is not in default under the agreement, it has ninety days to repay the amounts demanded. The agreement provides for Prime Rate loans at an interest rate equal to the Prime Rate plus two percent, subject to a minimum interest rate of five and one quarter percent. The Company is required to pay a monthly maintenance fee equal to six-tenths of one percent (0.6%) of the monthly average principal balance of any borrowings under the facility in the prior month. The agreement contains certain restrictive covenants, specifically a minimum tangible net worth covenant and certain other covenants, as defined in the agreement.

On February 24, 2010, the Company entered into a Note and Security Agreement with Mr. Sheerr. Under the agreement, the Company borrowed the principal sum of $1,000,000 for a period of six months, which the Company could extend for an additional three months without penalty. The interest rate on the loan was 5.25%, payable monthly. The loan was paid in full on August 13, 2010.


(10) Financial Information by Geographic Location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six months ended October 31, 2010 and 2009 by geographic region are as follows:
                                    Three months ended       Six months ended
                                    October 31, 2010         October 31, 2010
                                    ________________       ________________
United States                       $      8,604,000         $     19,290,000
Europe                                     1,340,000                2,482,000
Other (principally Asia Pacific Region)    1,005,000                1,921,000
                                    ________________         ________________
Consolidated                        $     10,949,000         $     23,693,000
                                    ================         ================


                                    Three months ended       Six months ended
                                      October 31, 2009       October 31, 2009
                                      ________________       ________________
United States                       $      9,035,000         $     16,280,000
Europe                                       919,000                2,376,000
Other (principally Asia Pacific Region       719,000                1,207,000
                                       ________________      ________________
Consolidated                        $     10,673,000         $     19,863,000
                                       ================      ================


Long-lived assets consist of property and equipment and finite intangible assets. Long-lived assets and total assets by geographic region as of October 31, 2010 are as follows:

                               October 31, 2010
                      Long-lived assets      Total assets
                      _________________    ______________
United States         $       2,607,000    $   13,677,000
Europe                                0            34,000
Other                                 0            11,000
                      _________________    ______________
Consolidated          $       2,607,000    $   13,722,000
                      =================    ==============


(11) Accounting Guidance

Recently Adopted Accounting Guidance

There are no new pronouncements which affect the Company.


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

On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. (MMB), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expanded the Company's memory product offerings and routes to market. The results of operations of MMB for the period from the acquisition date through October 31, 2010 have been included in the consolidated results of operations of the Company.

Liquidity and Capital Resources

As of October 31, 2010, cash and cash equivalents amounted to approximately $614,000 and working capital amounted to approximately $6,059,000, reflecting a current ratio of 2.2. This compares to cash and cash equivalents of approximately $2,507,000 and working capital of approximately $8,550,000, reflecting a current ratio of 2.4 as of April 30, 2010.

During the first six months of fiscal 2011, net cash used in operating activities totaled approximately $3,029,000. Net loss in the period was approximately $2,954,000. Accounts payable decreased by approximately $2,172,000, mainly the result of decreased inventories of approximately $1,577,000. Accrued expense decreased by approximately $651,000, which was primarily the result of the payment of an accrued contingently payable acquisition price for MMB. Depreciation and amortization of approximately $530,000 was recorded in fiscal 2011's first six months. Trade receivables decreased by approximately $461,000. Non-cash stock-based compensation expense of approximately $313,000 was also recorded.

Net cash used in investing activities totaled approximately $397,000 for the six months ended October 31, 2010 and consisted primarily of a provision of approximately $370,000 for the MMB acquisition more fully described in described in Note 3 to the Consolidated Financial Statements.

Net cash provided by financing activities totaled approximately $1,533,000 for the six months ended October 31, 2010 and consisted of borrowings under a revolving credit facility, described below, totaling $2,533,000 reduced by the payment of a note payable to a related party totaling $1,000,000.

On July 27, 2010, the Company entered into an agreement with a financial institution for secured debt financing of up to $5,000,000. Also, on July 27, 2010, the Company entered into an agreement with a vendor, which is wholly owned by the employee and executive officer referred to above, to consign a formula-based amount of up to $3,000,000 of certain inventory into our manufacturing facilities.

Based on the cash flows expected to be provided from these agreements along with the cash flows projected to result from the Company's operations, management has concluded that the Company's short-term liquidity needs have been satisfied. In its fiscal second quarter ended October 31, 2010, the Company's cash flows from operating activities did not materially meet its projections. Should that event reoccur in the short-term, it is management's conclusion that the Company will require additional funding to meet its short-term liquidity needs. There can be no assurance, however, that such financing will be sufficient for the Company's purposes or that additional sources of financing will be available if needed. In order to satisfy long-term liquidity needs, the Company will need to generate profitable operations and positive cash flows.

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


Results of Operations

Revenues for the three month period ended October 31, 2010 were $10,949,000 compared to revenues of $10,673,000 for the comparable prior year period. Revenues for the first six months of the current fiscal year were $23,693,000 compared to revenues of $19,863,000 for the comparable prior year period. The revenue increase was primarily the result of the Company's implementation of its revamped sales and marketing strategy having a positive effect on demand for its products coupled with an increase in overall demand for IT infrastructure.

Revenues for the three and six months ended October 31, 2010 and 2009 by geographic region are as follows:

                                    Three months ended       Six months ended
                                    October 31, 2010         October 31, 2010
                                    ________________       ________________
United States                       $      8,604,000         $     19,290,000
Europe                                     1,340,000                2,482,000
Other (principally Asia Pacific Region)    1,005,000                1,921,000
                                    ________________         ________________
Consolidated                        $     10,949,000         $     23,693,000
                                    ================         ================



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
                                      ================       ================



Cost of sales for the second quarter and first six months of fiscal 2011 were 78% and 77% of revenues, respectively versus 74% and 73% for the same respective prior year periods. Cost of sales for the second quarter of fiscal 2011 were at the high end of what management considers a normal range. This was primarily a function of a reduction on average selling prices resulting from of a demand/supply imbalance in the memory industry that occurred in the second quarter. Fluctuations in cost of sales as a percentage of revenues in any given quarter are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. Cost of sales in the second quarter and six months were $8.5 million and $18.2 million respectively, compared to $7.9 million and $14.6 million in the prior year comparable periods.

Engineering expense in fiscal 2011's second quarter and six months was $238,000 and $513,000, respectively, versus $259,000 and $512,000 for the same respective prior year periods.

Research and development expense in fiscal 2011's second quarter and six months was $865,000 and $1,760,000, respectively, versus $1,621,000 and $2,495,000 in the same prior year periods. In the first quarter of the prior fiscal year, the Company implemented a strategy to introduce new and complementary products into its offerings portfolio. The Company is currently focusing on the development of a line of high performance storage caching products ("XcelaSAN"). XcelaSAN is a unique intelligent Storage Area Network (SAN) optimization solution that delivers substantive application performance improvement to applications such as Oracle, SQL and VMware. XcelaSAN augments existing storage systems by transparently applying intelligent caching algorithms that serve the most active block-level data from high-speed storage, creating an intelligent, virtual solid state SAN. As part of that strategy, in January 2009, the Company entered into a software purchase and license agreement with another company whereby the Company acquired the exclusive right to purchase specified software for a price of $900,000 plus a contingent payment of $100,000. Fiscal 2010's research and development expense includes $600,000 of expense related to the Agreement, of which $300,000 was expensed in the first fiscal quarter and $300,000 was expensed in the second fiscal quarter. The Company owns the software. The software and the storage products, which incorporate the software, are currently under development. We expect to make further investments in this area.

Selling, general and administrative (S,G&A) expense in fiscal 2011's second quarter and six months decreased by approximately $529,000 and $493,000 respectively, from the comparable prior year periods. The reduction in this year's second quarter is the result of reduced compensation related expenses of approximately $106,000. Stock option expense recorded as a component of S,G&A expense was approximately $121,000 in the current fiscal year's second quarter compared to $225,000 in the same prior year period. Additionally, marketing expense for our traditional memory business were approximately $94,000 less than the prior year second quarter.

The Company recorded second quarter marketing and sales expense related to our new storage products of approximately $164,000 versus $260,000 in the comparable prior year periods. The prior year second quarter expense included cost for the recruitment of Sales and Sales Engineers personnel.

Other income (expense), net for the second quarter and six months totaled
$51,000   and $160,000 of expense, respectively, for fiscal 2011, and expense of $12,000 and $22,000, of income for the same respective periods in fiscal 2010. Other expense in fiscal 2010's second quarter consisted primarily of interest expense of $62,000 and $11,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar. Six month other expense of $160,000 consisted of $79,000 of interest expense and $85,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. Other expense in fiscal 2010's second quarter consisted primarily of $19,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. There was also approximately $10,000 of other income recorded related to a gain on an asset disposal. Six month other income of $22,000 consisted primarily of $7,000 of net interest income and $5,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar, and the aforementioned gain on asset disposal.

Income tax benefit for the second quarter and six months of 2011 was nil versus a benefit of $1,042,000 and $1,670,000, respectively, for the same prior year periods. The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses - Income Taxes Topic of the Financial Accounting Standards Board
(FASB) Accounting Standards Codification (ASC)(Codification). Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. In each reporting period, the Company assesses, based on the weight of all evidence, both positive and negative, whether a valuation allowance on its deferred tax assets is warranted. Based on the assessment conducted in the Company's reporting period ended
January 31, 2010, the Company concluded that such an allowance was warranted, and accordingly recorded a valuation allowance of approximately $5.8 million in that reporting period. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences or tax attributes are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. As of April 30, 2010 the Company had Federal and State net operating loss
(NOL) carry-forwards of approximately $11.5 million and $9.7 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2030 for Federal tax purposes and 2016 and 2030 for state tax purposes. As a result, the Company does not expect to record any income tax expense (benefit) in fiscal 2011. The Company's NOL carry-forwards are a component of its deferred tax assets which are reported net of a full valuation allowance in the Company's consolidated financial statements at October 31, 2010 and at April 30, 2010.


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



ITEM 4T. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.






                              PART II: OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Ring Technology v. Add-On Computer Peripherals, LLC
Civil Action No. 10-104 (E.D. TX)

     In March of 2010 Ring Technology ("Ring") commenced a patent infringement action in Texas against a number of manufacturers and distributors of memory products, including Dataram, which utilize an allegedly patented part. Ring also brought a separate action against larger manufacturers. A complaint was filed by Ring, and Dataram filed an answer contesting all of plaintiff's claims, as well as several counterclaims.

     The Company pursued a voluntary dismissal by Ring of its action against Dataram. On October 7, 2010, a Court Order was issued granting a joint motion to dismiss Ring's claims for relief against the Company and the Company's counterclaims for relief against Ring.


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




                                       DATARAM CORPORATION



                                       MARK E. MADDOCKS




Date:  December 13, 2010            By:  /s/ Mark E. Maddocks
                                       ______________________________
                                        Mark E. Maddocks
                                        Vice President, Finance
                                        (Principal Financial Officer)