Form 10-Q
period 2011-01-31
DATARAM CORP
filed 2011-03-16
CIK 27093

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                              ___________________  ________________________

Commission file number:                   1-8266
                       ____________________________________________________

                                 DATARAM CORPORATION
___________________________________________________________________________
              (Exact name of registrant as specified in its charter)

     New Jersey                                              22-1831409
___________________________________________________________________________
 (State or other jurisdiction of       (I.R.S.  Employer Identification No.)
  incorporation or organization)

     P.O. Box 7528, Princeton, NJ                                 08543
___________________________________________________________________________
 (Address of principal executive offices)                         (Zip Code)

                                   (609) 799-0071
___________________________________________________________________________
                 (Registrant's telephone number, including area code)

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                [ ] Yes   [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of March 10, 2011, there were 8,928,309 shares outstanding.


                           PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                        Dataram Corporation and Subsidiaries
                            Consolidated Balance Sheets
                         January 31, 2011 and April 30, 2010

                                          January 31, 2011     April 30, 2010
                                            (Unaudited)           (Note 1)
Assets
Current Assets:
   Cash and cash equivalents              $     465,886        $   2,507,456
   Accounts receivable, less allowance
     for doubtful accounts and sales returns
     of $225,000 at January 31, 2011 and
     $250,000 at April 30, 2010               3,572,834            5,343,957
   Inventories                                5,108,556            6,872,265
   Other current assets                         327,925               86,684
                                             __________           __________
     Total current assets                     9,475,201           14,810,362

Property and equipment, at cost:
   Machinery and equipment                   12,345,956           12,300,657
   Leasehold improvements                     2,317,150            2,234,752
                                             __________           __________
                                             14,663,106           14,535,409
   Less: accumulated depreciation
     and amortization                        13,876,332           13,418,328
                                             __________           __________
Net property and equipment                      786,774            1,117,081

Other assets                                     83,062              104,686

Intangible assets, net of accumulated
    amortization                              1,313,340              866,958

Goodwill                                      1,185,829              753,755
                                             __________           __________

                                          $  12,844,206        $  17,652,842
                                             ==========           ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Note payable-revolving credit line     $   1,366,934        $           0
   Accounts payable                           2,198,605            3,522,704
   Accrued liabilities                          704,518            1,737,830
   Due to related party                         500,000            1,000,000
                                             __________           __________
     Total current liabilities                4,770,057            6,260,534

Stockholders' Equity:
   Common stock, par value $1.00 per share.
      Authorized 54,000,000 shares; issued and
      outstanding 8,928,309 at January 31, 2011
      and 8,918,309 at April 30, 2010         8,928,309            8,918,309
   Additional paid-in capital                 8,473,478            8,009,262
   Accumulated deficit                       (9,327,638)          (5,535,263)
                                             __________           __________

        Total stockholders' equity            8,074,149           11,392,308
                                             __________           __________
                                          $  12,844,206        $  17,652,842
                                             ==========           ==========
See accompanying notes to consolidated financial statements.


                          Dataram Corporation and Subsidiaries
                         Consolidated Statements of Operations
                Three and Nine Months Ended January 31, 2011 and 2010

                                   (Unaudited)



                                                            2011                              2010
                                              Three Months        Nine Months    Three Months        Nine Months

Revenues                                     $  11,873,417      $  35,566,166    $ 12,284,054     $ 32,147,292

Costs and expenses:
   Cost of sales                                 8,970,185         27,126,744       8,898,982       23,490,617
   Engineering                                     250,362            763,364         219,990          732,255
   Research and development                        134,257          1,893,856         892,170        3,387,632
   Selling, general and administrative           3,173,348          9,230,287       3,519,067       10,069,086
                                                __________         __________      __________       __________
                                                12,528,152         39,014,251      13,530,209       37,679,590

Loss from operations                              (654,735)        (3,448,085)     (1,246,155)      (5,532,298)

Other income (expense):
   Interest income (expense), net                 (104,876)          (183,519)              0            6,861
   Currency loss                                   (54,011)          (138,640)        (11,305)          (6,375)
   Other income (expense), net                     (20,000)           (17,015)            490           10,902
                                                __________         __________      __________       __________
Total other income (expense)                      (178,887)          (339,174)        (10,815)          11,388

Loss before income taxes                          (833,622)        (3,787,259)     (1,256,970)      (5,520,910)

Income tax expense                                   5,116              5,116       5,280,920        3,610,920
                                                __________         __________      __________       __________
Net loss                                     $    (838,738)      $ (3,792,375)    $(6,537,890)    $ (9,131,830)
                                                ==========         ==========      ==========       ==========

Net loss per share of common stock
   Basic                                     $        (.09)      $       (.43)    $      (.73)   $       (1.03)
                                                ==========         ==========      ==========       ==========
   Diluted                                   $        (.09)      $       (.43)    $      (.73)   $       (1.03)
                                                ==========         ==========      ==========       ==========

See accompanying notes to consolidated financial statements.



                           Dataram Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                        Nine Months Ended January 31, 2011 and 2010
                                      (Unaudited)
                                                      2011             2010
Cash flows from operating activities:
   Net loss                                     $(3,792,375)   $  (9,131,830)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Depreciation and amortization                779,646          905,552
       Bad debt recovery                             (4,444)         (20,813)
       Stock-based compensation expense             461,416          725,804
       Gain on sale of property and equipment        (2,472)         (10,412)
       Deferred income tax expense                        0        3,550,749
       Excess tax benefits from sale of
         common shares under stock option plan            0          (25,000)
       Changes in assets and liabilities:
         Decrease (increase) in accounts
          receivable                              1,775,567       (2,571,540)
         Decrease (increase) in inventories       1,763,709       (3,773,095)
         Increase in other current assets          (241,241)         (62,900)
         Decrease in other assets                    21,624           23,339
         Increase (decrease) in accounts payable (1,324,099)       1,396,268
         Decrease in accrued liabilities         (1,033,312)        (339,267)
                                                 __________        __________

Net cash used in operating activities            (1,595,981)      (9,333,145)
                                                ___________        __________

Cash flows from investing activities:
   Acquisition of business                         (432,074)        (434,058)
   Additions to property and equipment             (135,210)        (564,248)
   Software development costs                      (768,024)               0
   Proceeds from sale of property and equipment       9,985           10,412
                                                ___________        __________
Net cash used in investing activities            (1,325,323)        (987,894)
                                                ___________       __________

Cash flows from financing activities:
   Net proceeds from borrowings under
      revolving credit line                       1,366,934                0
   Payments to related party                       (500,000)               0
   Net proceeds from sale of common shares under
      stock option plan                              12,800          143,509
   Excess tax benefits from sales of common
      shares under stock option plan                      0           25,000
                                                ___________       __________

Net cash provided by financing activities           879,734           168,509
                                                 __________         _________

Net decrease in cash and
   cash equivalents                              (2,041,570)      (10,152,530)

Cash and cash equivalents at
   beginning of period                            2,507,456        12,525,008
                                                 __________        __________
Cash and cash equivalents at
   end of period                                $   465,886    $    2,372,478
                                                 ==========        ==========



Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                  $   179,273    $        4,508
                                                 ==========        ==========
      Income taxes                              $     5,116    $       35,171
                                                 ==========        ==========
See accompanying notes to consolidated financial statements.






                            Dataram Corporation and Subsidiaries
                         Notes to Consolidated Financial Statements
                                 January 31, 2011 and 2010
                                        (Unaudited)

(1) Basis of Presentation

The information for the three and nine months ended January 31, 2011 and 2010 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended
April 30, 2010 included in the Company's 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2010 balance sheet has been derived from these statements.

The consolidated financial statements for the three and nine months ended January 31, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

As discussed in Notes 4 and 9, the Company entered into an accounts receivable financing agreement and an inventory consignment and purchase agreement to address short-term liquidity needs. Based on the cash flows expected to be provided from these agreements along with the cash flows projected to result from the Company's operations, management has concluded that the Company's short-term liquidity needs have been satisfied. The Company's short-term cash flow projections include cash flow generated from its traditional memory solutions business as well as from revenues generated by sales of its recently developed XcelaSAN product line. There can be no assurance, however, that in the short-term, realized revenues will be in line with the Company's projections. Management continues to evaluate the Company's liquidity needs and sources of capital as we execute our business plan. Management has had discussions with several parties concerning the amount, availability and terms of additional funding that may be available to the Company. Management has concluded based on representations made in those discussions that additional sources of capital are available to the Company should it be required. However, unless or until additional financing is committed, there can be no assurance that such financing will be sufficient for the Company's purposes or that additional sources of financing will be available if needed. In order to satisfy long-term liquidity needs, the Company will need to generate profitable operations and positive cash flows.

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

Research and development

Research and development costs are expensed as incurred. Development costs of a computer software product to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Technological feasibility of a computer software product is established when all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements, are completed. The Company has been developing computer software for its XcelaSAN storage caching product line. On November 4, 2010, the Company determined that technological feasibility of the product was established and development costs subsequent to that date, totaling $768,000, have been capitalized. Prior to November 4, 2010, the Company expensed all development costs.

At the time the product is made available for general release to customers the capitalized costs will be amortized to cost of sales over the estimated useful life of the underlying technology.

Income tax expense (benefit)

The Company's consolidated statements of operations for the three and nine months ended January 31, 2011 include a provision for state income tax expense of $5,000.

The three and nine month periods ended January 31, 2010 include $5,281,000 and $3,611,000 respectively, of income tax expense. The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses - Income Taxes Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its deferred income tax assets. In each reporting period, the Company assesses, based on the weight of all evidence, both positive and negative, whether a valuation allowance on its deferred tax assets is warranted. Based on the assessment conducted in the Company's reporting period ended January 31, 2010, the Company concluded that such an allowance was warranted and, accordingly, recorded a valuation allowance of $5,769,000 in that reporting period. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. As of April 30, 2010 the Company had Federal and State net operating loss (NOL) carry-forwards of approximately $11.5 million and $9.7 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2030 for Federal tax purposes and 2016 and 2030 for state tax purposes. The Company's NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company's consolidated financial statements at January 31, 2011 and at April 30, 2010.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and nine months ended January 31, 2011 and 2010 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the three and nine month periods ended January 31, 2011 and 2010:

                                   Three Months ended January 31, 2011
                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                      $ (838,738)    8,928,309    $  (.09)

Effect of dilutive securities
-stock options                            -            -          -


                                   ________     _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                    $ (838,738)    8,928,309    $  (.09)
                                   ========     =========     ======

                                   Three Months ended January 31, 2010
                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                      $(6,537,890)   8,907,874     $ (.73)

Effect of dilutive securities
-stock options                            -            -          -


                                   _________    _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                    $(6,537,890)   8,907,874    $ (.73)
                                   =========    =========     ======


                                   Nine Months ended January 31, 2011

                                      Loss      Shares      Per share
                                 (numerator) (denominator)   amount
                                  _________   ___________   _________

Basic net loss per share
-net loss and weighted
average common shares
outstanding                       $(3,792,375)   8,919,711    $ (.43)



Effect of dilutive securities
-stock options                            -             -          -
                                     _______    _________     ______
Diluted net loss per share
-net loss, weighted
average common shares
outstanding and effect of
stock options                     $(3,792,375)   8,919,711    $ (.43)
                                    =========    =========     ======


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
                                    =========   =========     ======


Diluted net loss per common share for the three and nine month periods ended January 31, 2011 and 2010 do not include the effect of options to purchase 1,971,700 and 2,012,300 shares, respectively, of common stock because they are anti-dilutive.


Common Stock Repurchases

On December 4, 2002, the Company's Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. During the three and nine months ended January 31, 2011 and 2010, the Company did not repurchase any shares of its common stock. As of January 31, 2011, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

The Company accounts for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments using a fair value-based method with a recognition of an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans.

Our consolidated statements of operations for the three and nine month periods ended January 31, 2011 include approximately $130,000 and $443,000 of stock-based compensation expense, respectively. Fiscal 2010's three and nine month periods ended January 31, 2010 include approximately $346,000 and $726,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments, and as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the nine months ended January 31, 2011 is as follows:


                      Weighted average    Weighted average          Aggregate
                       exercise price   remaining contractual       intrinsic
             Shares                              life (1)            value(2)
          _________   ________________  _____________________      __________

Balance
April 30,
2010       1,946,800       $3.25                6.38              $   175,000

Granted (3)  139,000       $1.76                  -                       -
Exercised    (10,000)      $1.28                  -                       -
Expired     (154,100)      $6.93                  -                       -
          __________
Balance
January 31,
2011       1,921,700       $2.89                6.11              $   208,850
          ==========
Exercisable
January 31,
2011       1,267,700       $3.11                5.23              $   137,640
Expected to vest
January 31,
2011       1,826,000       $2.89                6.11                      -


       (1) This amount represents the weighted average remaining contractual life of stock options in years.

       (2) This amount represents the difference between the exercise price and $2.27, the closing price of Dataram common stock on January 31, 2011 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable.

       (3) The weighted average fair value of options granted in the nine month period ended January 31, 2011 was $1.07 per option.

     Total cash received from the exercise of options in the first nine months of fiscal 2011 ended January 31, 2011 was $12,800. As of January 31, 2011, there was approximately $708,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately fifteen months.

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

(3) Acquisition

On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. (MMB), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expands the Company's memory product offerings and routes to market. The Company purchased the assets from MMB for total consideration of approximately $2,253,000 of which approximately $912,000 was paid in cash. The Company also assumed certain accounts payable totaling approximately $190,000 and certain accrued liabilities totaling approximately $122,000. Under the terms of the agreement with MMB, the remaining portion of the purchase price is contingently payable based upon the performance of the new Dataram business unit to be operated as a result of the acquisition (the Unit) and consists of a percentage, averaging 65%, payable quarterly, over the subsequent four years from acquisition date of earnings before interest, taxes, depreciation and amortization of the MMB business unit. For the three and nine month periods ended January 31, 2011, this amount totaled approximately $62,000 and $432,000, respectively. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting.

The total consideration of the acquisition has been allocated to the fair value of the assets of MMB as follows:


Accounts receivable                             $    478,000
Machinery and equipment                              200,000
Deposits                                              16,000
Trade names                                          733,000
Customer relationships                               758,000
Non-compete agreement                                 68,000
                                                  -----------
Gross assets acquired                              2,253,000
Liabilities assumed                                  312,000
                                                 -----------
Net assets acquired                             $  1,941,000
                                                 ===========



(4) Related Party Transactions

During the three and nine month periods ended January 31, 2011, the Company purchased inventories for resale totaling approximately $616,000 and $1,232,000, respectively, from Sheerr Memory, LLC (Sheerr Memory). During the prior fiscal year's comparable periods, the Company purchased inventories for resale totaling approximately $844,000 and $4,199,000, respectively, from Sheerr Memory. Sheerr Memory's owner ("Mr. Sheerr") is employed by the Company as the general manager of the acquired MMB business unit described in Note 3 and is an executive officer of the Company. When the Company acquired certain assets of MMB, it did not acquire any of its inventories. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $557,000 and $400,000, respectively, of accounts payable in the Company's consolidated balance sheets as of January 31, 2011 and April 30, 2010 is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to January 31, 2011 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

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

On July 27, 2010, the Company entered into an agreement with Sheerr Memory to consign a formula based amount of up to $3,000,000 of certain inventory into the Company's manufacturing facilities. The agreement has a two-year term and the Company is obligated to pay monthly a fee equal to 0.833% of the average daily balance of the purchase cost of the consigned products held by Sheerr Memory under the agreement. The Company is obligated to purchase any consigned products acquired by Sheerr Memory under the agreement within ninety days of the acquisition date of the product. The Company and Sheerr Memory must jointly agree to the products to be held in consignment under the agreement. As of January 31, 2011, the Company has received financing totaling $500,000 under the agreement which is recorded as a liability in the accompanying consolidated balance sheets. Interest paid to Sheerr Memory in the third quarter of fiscal 2011 was $4,256. Interest payable to Sheerr Memory at January 31, 2011 was $4,256.

(5) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.


(6) Accounts Receivable

Accounts receivable consists of the following categories:

                                        January 31, 2011    April 30, 2010
                                        ________________    ______________
Trade receivables                       $      3,632,000    $    5,000,000
VAT receivable                                   164,000           594,000
Other                                              2,000                 0
Allowance for doubtful accounts
  and sales returns                             (225,000)         (250,000)
                                        ________________    ______________
                                        $      3,573,000    $    5,344,000
                                        ================    ==============


(7) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2011 and April 30, 2010 consist of the following categories:

                    January 31, 2011    April 30, 2010
                    ________________    ______________
Raw materials       $      2,840,000    $    3,919,000
Work in process              104,000            32,000
Finished goods             2,165,000         2,921,000
                    ________________    ______________
                    $      5,109,000    $    6,872,000
                    ================    ==============


(8) Intangible Assets and Goodwill

Intangible assets with determinable lives, other than customer relationships, are amortized on a straight-line basis over their estimated period of benefit, ranging from four to five years. Customer relationships are amortized over a two-year period at a rate of 65% of the gross value acquired in the first year subsequent to their acquisition and 35% of the gross value acquired in the second year. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets with definitive lives are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is March 1.

The Company estimates that it has no significant residual value related to its intangible assets. Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense for the three and nine months periods ended January
31, 2011 totaled approximately $107,000 and $322,000, respectively.
Intangible asset amortization is included in selling, general and administrative expense. The components of finite-lived intangible assets acquired are as follows:
                                                     Gross Carrying Amount
                                    Weighted
                                    Average
                                     Life    January 31, 2011   April 30, 2010
                                    _______    _____________    _____________
Trade names                        5 Years    $     733,000     $     733,000
Customer relationships             2 Years          758,000           758,000
Non-compete agreement              4 Years           68,000            68,000
Software development costs(a)                       768,000                 0
                                              _____________     _____________
Total gross carrying amount                   $   2,327,000     $   1,559,000

Less accumulated amortization expense             1,014,000           692,000
                                              _____________     _____________
Net intangible assets                         $   1,313,000     $     867,000
                                              =============     =============


The following table outlines the estimated future amortization expense related to intangible assets:

Year ending April 30:
2011                                $   407,000
2012                                    164,000
2013                                    162,000
2014                                    134,000
                                    -----------
                                    $   867,000
                                    ===========
(a) At the time XcelaSAN is made available for general release to customers the software development costs will be amortized to cost of sales over the estimated useful life of the underlying technology.

(9) Notes Payable

On July 27, 2010, the Company entered into a credit facility with a bank, which provides for up to a $5,000,000 revolving credit line. Advances under the facility are limited to 80% of eligible receivables, as defined in the agreement. The agreement does not have a fixed term. The bank may demand immediate repayment of all loans at any time, provided that if the Company is not in default under the agreement, it has ninety days to repay the amounts demanded. The agreement provides for Prime Rate loans at an interest rate equal to the Prime Rate plus two percent, subject to a minimum interest rate of five and one quarter percent. The Company is required to pay a monthly maintenance fee equal to six-tenths of one percent (0.6%) of the monthly average principal balance of any borrowings under the facility in the prior month. The agreement contains certain restrictive covenants, specifically a minimum tangible net worth covenant and certain other covenants, as defined in the agreement. At January 31, 2011, the Company was not in compliance with the tangible net worth covenant. The Company has subsequently received a temporary waiver of compliance from the bank, which is in effect until the end of the Company's next fiscal quarter.

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

(10) Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and nine months ended January 31, 2011 and 2010 by geographic region are as follows:

                                       Three months ended   Nine months ended
                                       January 31, 2011      January 31, 2011
                                       ________________       ________________
United States                          $      9,337,000     $     28,626,000
Europe                                        1,648,000            4,130,000
Other (principally Asia Pacific Region)         888,000            2,810,000
                                       ________________     ________________
Consolidated                           $     11,873,000     $     35,566,000
                                       ================     ================


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
                                       ================     ================


Long-lived assets consist of property and equipment and intangible assets. Long-lived assets and total assets by geographic region as of January 31, 2011 are as follows:

                                 January 31, 2011
                      Long-lived assets     Total assets
                    _________________    ______________
United States       $       2,601,000    $   12,022,000
Europe                              0            45,000
Other                               0             9,000
                    _________________    ______________
Consolidated        $       2,601,000    $   12,076,000
                    =================    ==============


(11) Recently Adopted Accounting Guidance

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

On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. (MMB), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expanded the Company's memory product offerings and routes to market. The results of operations of MMB for the period from the acquisition date through January 31, 2011 have been included in the consolidated results of operations of the Company.

Liquidity and Capital Resources

As of January 31, 2011, cash and cash equivalents amounted to approximately $466,000 and working capital amounted to approximately $4,705,000, reflecting a current ratio of 2.0. This compares to cash and cash equivalents of approximately $2,507,000 and working capital of approximately $8,550,000, reflecting a current ratio of 2.4 as of April 30, 2010.

During the first nine months of fiscal 2011, net cash used in operating activities totaled approximately $1,596,000. Net loss in the period was approximately $3,792,000. Accounts payable decreased by approximately $1,324,000, primarily as a result of a reduction in inventories of approximately $1,764,000. The reduction in inventory is attributable to higher availability of DRAM's resulting in shorter lead times. Accrued liabilities decreased by approximately $1,033,000, primarily as a result of payment of an accrued contingently payable acquisition price for MMB. Other current assets increased by approximately $241,000. Depreciation and amortization of approximately $780,000 was recorded in fiscal 2011's first nine months. Trade receivables decreased by approximately $1,776,000. Non-cash stock-based compensation expense of approximately $461,000 was also recorded.

Net cash used in investing activities totaled approximately $1,325,000 for the nine months ended January 31, 2011 and consisted primarily of software development costs of $768,000 and a provision of approximately $432,000 for the MMB acquisition more fully described in Note 3 to the Consolidated Financial Statements. Fixed asset additions totaled approximately $135,000 during the first nine months of fiscal 2011.

Net cash provided by financing activities totaled approximately $880,000 for the nine months ended January 31, 2011 and consisted of borrowings under a revolving credit facility, described below, totaling $1,367,000 reduced by the payment of a note payable to a related party totaling $500,000.

On July 27, 2010, the Company entered into an agreement with a financial institution for formula based secured debt financing of up to $5,000,000. Also, on July 27, 2010, the Company entered into an agreement with a vendor, which is wholly owned by the employee and executive officer referred to above, to consign a formula-based amount of up to $3,000,000 of certain inventory into our manufacturing facilities. As of January 31, 2011, the Company has received financing totaling $500,000 under this agreement. These agreements are more fully described in Notes 4 and 9 to the consolidated financial statements.

Based on the cash flows expected to be provided from these agreements along with the cash flows projected to result from the Company's operations, management has concluded that the Company's short-term liquidity needs have been satisfied. The Company's short-term cash flow projections include cash flow generated from its traditional memory solutions business as well as from revenues generated by sales of its recently developed XcelaSAN product line. There can be no assurance, however, that in the short-term, realized revenues will be in line with the Company's projections. Management continues to evaluate the Company's liquidity needs and sources of capital as we execute our business plan. Management has had discussions with several parties concerning the amount, availability and terms of additional funding that may be available to the Company. Management has concluded based on representations made in those discussions that additional sources of capital are available to the Company should it be required. However, unless or until additional financing is committed, there can be no assurance that such financing will be sufficient for the Company's purposes or that additional sources of financing will be available if needed. In order to satisfy long-term liquidity needs, the Company will need to generate profitable operations and positive cash flows.

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

Results of Operations

Revenues for the three month period ended January 31, 2011 were $11,873,000 compared to revenues of $12,284,000 for the comparable prior year period. Revenues for the first nine months of the current fiscal year were $35,566,000 compared to revenues of $32,147,000 for the comparable prior year period.

Revenues for the three and nine months ended January 31, 2011 and 2010 by geographic region are as follows:

                                       Three months ended   Nine months ended
                                       January 31, 2011     January 31, 2011
                                       ________________     ________________
United States                          $      9,337,000     $     28,626,000
Europe                                        1,648,000            4,130,000
Other (principally Asia Pacific Region)         888,000            2,810,000
                                       ________________     ________________
Consolidated                           $     11,873,000     $     35,566,000
                                       ================     ================


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
                                       ================     ================



Cost of sales for the third quarter and nine months of fiscal 2011 were 76% of revenues, versus 72% and 73% for the same respective prior year periods. Management expects that cost of sales as a percentage of revenue will generally be approximately 75%. Fluctuations either up or down of 3% or less in any given period are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. Cost of sales in the third quarter and nine months were $9.0 million and $27.1 million respectively, compared to $8.9 million and $23.5 million in the prior year comparable periods.

Engineering expense in fiscal 2011's third quarter and nine months was $250,000 and $763,000, respectively, versus $220,000 and $732,000 for the same respective prior year periods.

Research and development expense in fiscal 2011's third quarter and nine months was $134,000 and $1,894,000, respectively, versus $892,000 and $3,388,000 in the comparable prior year periods. Research and development expense includes payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expense also includes third-party development and programming costs. In the first quarter of the prior fiscal year, the Company implemented a strategy to introduce new and complementary products into its offerings portfolio. The Company is currently focusing on the development of a line of high performance storage caching products ("XcelaSAN"). XcelaSAN is a unique intelligent Storage Area Network (SAN) optimization solution that delivers substantive application performance improvement to applications such as Oracle, SQL and VMware. XcelaSAN augments existing storage systems by transparently applying intelligent caching algorithms that serve the most active block-level data from high-speed storage, creating an intelligent, virtual solid state SAN. As part of that strategy, in January 2009, the Company entered into a software purchase and license agreement with another company whereby the Company acquired the exclusive right to purchase specified software for a price of $900,000 plus a contingent payment of $100,000. Fiscal 2010's research and development expense includes $600,000 of expense related to the Agreement, of which $300,000 was expensed in the first fiscal quarter and $300,000 was expensed in the second fiscal quarter. The Company owns the software. The software and the storage products, which incorporate the software, are currently under development. On November 4, 2011, management concluded that technological feasibility of the product was established.
In fiscal 2011's third quarter ended January 31, 2011 the Company capitalized $768,000 of research and development costs. We expect to make further investments in this area.

Selling, general and administrative (S,G&A) expense in fiscal 2011's third quarter and nine months decreased by approximately $346,000 and $839,000, respectively, from the comparable prior year periods. The reduction in this year's third quarter is primarily the result of reduced stock option expense recorded as a component of S,G&A. Stock option expense was approximately $113,000 in the current fiscal year's third quarter compared to $345,000 in the same prior year period. Intangible asset amortization recorded as a component of S,G&A expense was approximately $57,000 less than the prior year's third quarter. There has been and overall reduction of S,G&A expense in Fiscal 2011 compared to the prior year periods.

Other income (expense), net for the third quarter and nine months totaled
$179,000   and $339,000 of expense, respectively, for fiscal 2011. Fiscal
2010's third quarter and nine months totaled $11,000 of expense and $11,000 income, respectively. Other expense in fiscal 2011's third quarter consisted primarily of interest expense of $105,000 and $54,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. Fiscal 2011's nine month other expense of $339,000 consisted of $184,000 of interest expense and $139,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. Other expense in fiscal 2010's third quarter consisted primarily of $11,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. Nine month other income of $11,000 consisted primarily of $10,000 of other income related to a gain on an asset disposal. There was also $7,000 of net interest income and $6,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar.

Income tax expense for the three and nine months ended January 31, 2011 totaled approximately $5,000 and consisted of state minimum income tax payments. Income tax expense for the same prior year periods totaled $5,281,000 and $3,611,000, respectively. The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses - Income Taxes Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification
(ASC)(Codification). Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. In each reporting period, the Company assesses, based on the weight of all evidence, both positive and negative, whether a valuation allowance on its deferred tax assets is warranted. Based on the assessment conducted in the Company's reporting period ended January 31, 2010, the Company concluded that such an allowance was warranted, and, accordingly, recorded a valuation allowance of approximately $5.8 million in that reporting period. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences or tax attributes are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. As of April 30, 2010 the Company had Federal and State net operating loss (NOL) carry-forwards of approximately $11.5 million and $9.7 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2030 for Federal tax purposes and 2016 and 2030 for state tax purposes. As a result, the Company does not expect to record any income tax expense (benefit) in fiscal 2011, other than statutory minimum State corporate income taxes. The Company's NOL carry-forwards are a component of its deferred tax assets which are reported net of a full valuation allowance in the Company's consolidated financial statements at January 31, 2011 and at April 30, 2010.


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

Revenue Recognition - Revenue is recognized when title passes upon shipment of goods to customers. The Company's revenue earning activities involve delivering or producing goods. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, selling price is fixed or determinable and collection is reasonably assured. The Company does experience a minimal level of sales returns and allowances for which the Company accrues a reserve at the time of sale. Estimated warranty costs are accrued by management upon product shipment based on an estimate of future warranty claims.

Research and Development Expense - All research and development costs are expensed as incurred, including Company-sponsored research and development and costs of patents and other intellectual property that have no alternative future use when acquired and in which we had an uncertainty in receiving future economic benefits.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax the benefit associated with net operating loss carry forwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its deferred income tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. There are no material unrecognized tax positions in the consolidated financial statements.

Goodwill - Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is March 1.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including deferred income tax asset valuation allowances and certain other reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and sales returns, the deferred income tax asset valuation allowance and other operating allowances and accruals. Actual results could differ from those estimates.


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


ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.






                            PART II: OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     No reportable event.

Item 1A.  RISK FACTORS.

     No material changes from Annual Report on Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     No reportable event.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

     No reportable event.


Item 5.  OTHER INFORMATION.

          No reportable event.

Item 6.  EXHIBITS.

Exhibit No.   Description
__________    ___________


    10. Second Lease Renewal Agreement, dated as of February 10, 2011, between Nappen & Associates and the Company, renewing the lease for the Montgomery Township, PA facility


     31(a)    Rule 13a-14(a) Certification of John H. Freeman.

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


                                 DATARAM CORPORATION



                                 MARK E. MADDOCKS




Date:  March 16, 2011         By:  /s/ Mark E. Maddocks
                                 ________________________________
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial Officer)