Form 10-K
period 2011-04-30
DATARAM CORP
filed 2011-07-28
CIK 27093

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 30, 2011.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___ to ___.

Commission file number:  1-8266

                             DATARAM CORPORATION
                        -----------------------------
           (Exact name of registrant as specified in its charter)

            New Jersey                                 22-183140
      -----------------------              ------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)

                  P.O. Box 7528, Princeton, New Jersey      08543-7528
                  --------------------------------------     ----------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                         Yes [X]     No []

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

     Indicate by check mark whether the registrant is a shell-company (as
defined in Rule 12b-2 of the Act).                    Yes [ ]     No [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant's most recently completed second quarter, October 31, 2010, was $21,760,674.

     The number of shares of Common Stock outstanding on July 22, 2011 was 10,703,309 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

    (1) Definitive Proxy Statement for Annual Meeting of Shareholders to be held on September 22, 2011 (the "Definitive Proxy Statement") to be filed within 120 days of the end of the fiscal year.

    (2)  2011 Annual Report to Security Holders





















                                   DATARAM CORPORATION
                                        INDEX

      Part I                                                         Page

           Item 1.   Business . . . . . . . . . . . . . . . . . . . . 5

           Item 1A.  Risk Factors . . . . . . . . . . . . . . . . . . 11

           Item 1B.  Unresolved Staff Comments. . . . . . . . . . . . 14

           Item 2.   Properties . . . . . . . . . . . . . . . . . . . 14

           Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . 15

      Part II

           Item 5.   Market for Registrant's Common Equity,
                     Related Stockholder Matters and
                     Issuer Purchases of Equity Securities. . . . . . 15

           Item 6.   Selected Financial Data. . . . . . . . . . . . . 15

           Item 7.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operation . . 15

           Item 7A.  Quantitative and Qualitative Disclosures
                     About Market Risk  . . . . . . . . . . . . . . . 15

           Item 8.   Financial Statements and Supplementary Data. . . 15

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

      Part III

           Item 10.  Directors, Executive Officers, and
                     Corporate Governance . . . . . . . . . . . . . . 17

           Item 11.  Executive Compensation . . . . . . . . . . . . . 17

           Item 12.  Security Ownership of Certain
                     Beneficial Owners and Management and
                     Related Stockholder Matters. . . . . . . . . . . 17

           Item 13.  Certain Relationships and Related
                     Transactions, and Director Independence. . . . . 18

           Item 14.  Principal Accounting Fees and Services . . . . . 18



     Part IV

           Item 15.  Exhibits, Financial Statement Schedules. . . . . 18

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 19
















PART I

Item 1.  BUSINESS

      (a)  General development of business.

     Dataram Corporation (the "Company") is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company is also a developer, manufacturer and marketer of a line of high performance storage caching products. The Company provides customized memory solutions for original equipment manufacturers ("OEMs") and compatible memory for leading brands including Dell, HP, IBM and Sun Microsystems. The Company also manufactures a line of memory products for Intel and AMD motherboard based servers for sale to OEMs and channel assemblers. The Company's memory products are sold worldwide to OEMs, distributors, value-added resellers and end-users. The Company has one leased manufacturing facility in the United States with sales offices in the United States, Europe and Japan.

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

     In fiscal 2009, the Company acquired certain assets of Micro Memory Bank, Inc. ("MMB"), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expanded the Company's memory product offerings and routes to market. Its products include memory upgrades for IBM, Sun, HP and Compaq computer systems. MMB also markets and sells new and refurbished factory original memory upgrades manufactured by IBM, Sun, HP and Compaq as well as factory original modules manufactured by Micron, Hynix, Samsung, Elpida and Nanya, and purchases excess memory inventory from other parties as well.]

     Revenues for fiscal 2011 were $46.8 million compared to $44.0 million
in fiscal 2010, a 6.3 percent increase.   This increase was primarily the
result of the Company's continued implementation of its revamped sales and marketing strategy having a positive effect on demand for its products, coupled with an increase in overall demand for IT infrastructure as the economy continues its recovery.

     Cost of sales was $35.8 million in fiscal 2011 or 76.4 percent of revenues compared to $32.4 million or 73.6 percent of revenues in fiscal 2010. Current and prior fiscal year's cost of sales as a percent of revenue is considered by management to be within the Company's normal range. Fluctuations in cost of sales as a percentage of revenues are not unusual and can result from many factors, including rapid changes in the price of DRAMs, or changes in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

     The Company was incorporated in New Jersey in 1967 and made its initial public offering in 1968. Its common stock, $1 par value (the "Common Stock") was listed for trading on the American Stock Exchange in 1981.
In 2000 the Company changed its listing to the NASDAQ National Market (now the NASDAQ Stock Market) where its stock trades under the symbol "DRAM."
The Company's principal executive office is located at 777 Alexander Park, Princeton, New Jersey 08543, its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is located at http://www.dataram.com. Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, are available on this website free of charge.

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

Products

     The Company's principal business is the development, manufacture and marketing of memory modules which can be added to various enterprise servers and workstations to upgrade or expand the capabilities of such systems.
When vendors produce computer systems adhering to open system industry standards, the development effort for the Company and other independent memory manufacturers is straightforward and allows for the use of many standard components. The Company is also continuing to develop its XcelaSAN(r) product line. XcelaSAN is a unique intelligent Storage Area Network ("SAN") optimization solution designed to deliver substantive application performance improvement to applications such as Oracle, SQL and VMware. XcelaSAN augments existing storage systems by transparently applying intelligent caching algorithms that serve the most active block-level data from high-speed storage, creating an intelligent, virtual solid state SAN, allowing organizations to dramatically increase the performance of their business-critical applications without the costly hardware upgrades or over-provisioning of storage typically found in current solutions for increased performance. The Company has made and is continuing to make significant investments in research and development in XcelaSAN. The product has been released for sale and the Company expects to realize revenues from sale of the product in its fiscal year ending April 30, 2012. The Company plans to invest in ongoing development of the product for future releases.

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

Working Capital Requirements

     On July 27, 2010, the Company entered into an agreement with a financial institution for secured debt financing of up to $5.0 million. We have also entered into an agreement with a vendor, which is wholly owned by an executive officer of the Company and who is also employed by the Company as the General Manager of the Company's MMB division, to consign up $3.0 million of certain inventory into our manufacturing facilities. In addition, May 11, 2011, the Company and certain investors entered into a securities purchase agreement (the "Purchase Agreement") in connection with the Offering, pursuant to which the Company agreed to sell an aggregate of 1,775,000 shares of its common stock and warrants to purchase a total of 1,331,250 shares of its common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $3.34 million. Management believes that the Company's cash flows generated from operations together with cash generated through these agreements will be sufficient to meet the Company's liquidity needs through April 30, 2012.

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

Engineering

     The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. The Company designs prototype memory modules and subjects them to reliability testing procedures. During its fiscal year ended April 30, 2011, the Company incurred costs of $1,033,000 for engineering, $998,000 in fiscal 2010 and $1,219,000 in fiscal 2009.

Research and Development

     Research and development expense in fiscal 2011 was $1,894,000 versus $4,265,000 in fiscal 2010 and $1,531,000 in fiscal 2009. In the current fiscal year, the Company has continued to implement its strategy to introduce new and complementary products into its offerings portfolio. The Company is currently focusing on the development of its XcelaSAN product. The Company has been developing computer software for its XcelaSAN storage caching product line. On November 4, 2010, the Company determined that technological feasibility of the product was established and development costs subsequent to that date have been capitalized. In fiscal 2011 the Company capitalized $1.5 million of development costs. Prior to November 4, 2010, the Company expensed all development costs.

Raw Materials

     The Company purchases industry standard DRAMs. The Company also purchases finished modules from the DRAM manufacturers. In either case, the cost of DRAM chips is the largest single component of the total cost of memory products. Fluctuations in the availability or prices of DRAMs can have a significant impact on the Company's profit.

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

Manufacturing

     The Company assembles its memory boards at its manufacturing facility in Pennsylvania.

Backlog

     The Company expects that all backlog on hand will be filled during the current fiscal year and most in a matter of days. The Company's backlog at April 30, 2011 was $245,000, at April 30, 2010 it was $1,185,000 and at
April 30, 2009 it was $936,000.

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

     The Company believes that its 44-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty program which provides customers with added confidence in buying from the Company. See "Business-Product Warranty and Service."

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

Employees

     As of April 30, 2011, the Company had 91 full-time employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environmental

     Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2012) or the succeeding fiscal year (fiscal
2013).

     (d)  Financial information about geographic area sales.


                               REVENUES (000's)
                                      Export
        Fiscal         U.S.      Europe     Other*    Consolidated
        ------        -----      ------     ------    ------------
        2011         $37,400     $6,481    $2,966       $46,847
        2010         $35,566     $4,484    $3,970       $44,020
        2009         $19,088     $4,793    $2,016       $25,897


                              PERCENTAGES
                                      Export
        Fiscal         U.S.      Europe     Other*    Consolidated
        ------        -----      ------     ------    ------------
        2011           79.9%      13.8%       6.3%        100.0%
        2010           80.8%      10.2%       9.0%        100.0%
        2009           73.7%      18.5%       7.8%        100.0%

       *Principally Asia Pacific Region




Item 1A.     RISK FACTORS

     WE MAY NEED TO OBTAIN ADDITIONAL WORKING CAPITAL FOR CONTINUED RESEARCH AND DEVELOPMENT. The development of the XcelaSAN product line has required and will continue to require substantial capital investment. The Company believes that it has obtained sufficient financing for the continued development of the products. There can be no assurance, however, that such financing will be sufficient for the Company's purposes or that additional sources of financing will be available if needed. If we require and are unable to raise additional funds, we may need to delay, scale-back or eliminate some or all of our research and product development programs and/or license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves.
                                    11


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

     OUR PRODUCTS MAY VIOLATE OTHERS' PATENTS. Certain of our products are designed to be used with proprietary computer systems built by various OEM manufacturers. We often have to comply with the OEM's proprietary designs which may be patented, now or at some time in the future. OEMs have, at times, claimed that we have violated their patent rights by adapting our products to meet the requirements of their systems. It is our policy to, in unclear cases, either obtain an opinion of patent counsel prior to marketing, or obtain a license from the patent holder. We are presently licensed by Sun Microsystems and Silicon Graphics to sell memory products for certain of their products. However, there can be no assurance that product designs will not be created in the future which will, in fact, be patented and which patent holders will require the payment of substantial royalties as a condition for our continued presence in the segment of the market covered by the patent or they may not give us a license. Nor can there be any assurance that our existing products do not violate one or more existing patents.

     WE MAY LOSE AN IMPORTANT CUSTOMER. During fiscal 2011, the largest ten customers accounted for approximately 38% of the Company's revenues and one customer accounted for 11% of the Company's revenues. There can be no assurance that one or more of these customers will not cease or materially decrease their business with the Company in the future and that our financial performance will not be adversely affected thereby.

     SALES DIRECTLY TO OEM'S AND CONTRACT MANUFACTURERS CAN MAKE OUR REVENUES, EARNINGS, BACKLOG AND INVENTORY LEVELS UNEVEN. Revenue and earnings from OEM sales may become uneven as order sizes are typically large and often a completed order cannot be shipped until released by the OEM, e.g., to meet a "just in time" inventory requirement. This may occur at or near the end of an accounting period. In such case, revenues and earnings could decline for the period and inventory and backlog could increase.

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

     WE MAY MAKE UNPROFITABLE ACQUISITIONS. The Company is actively looking at acquiring complementary products and related intellectual property. The possibility exists that an acquisition will be made at some time in the future. Uncertainty surrounds all acquisitions and it is possible that a particular acquisition may not result in a benefit to shareholders, particularly in the short-term. In addition, there can be no assurance that the business of MMB acquired by the Company will remain a profitable operating unit of the Company or that savings from having a larger consolidated business operation will continue.

     THE INVESTMENTS WE MAKE IN RESEARCH AND DEVELOPMENT MAY NOT LEAD TO PROFITABLE NEW PRODUCTS. The Company has implemented a strategy to introduce new and complementary products into its offerings portfolio, and expects to spend substantial sums of money on research and development of such possible new products. Specifically, the Company has made and continues to make considerable investments in research and development of the XcelaSAN product line. There can be no assurance, however, that these research and development expenditures will result in the identification or exploitation of any products that can be profitably sold by the Company.

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


Item 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable.


Item 2.   PROPERTIES

     The Company occupies 11,056 square feet of space for administrative, sales, research and development and manufacturing support in Princeton, New Jersey under a lease expiring on September 1, 2016.

     The Company leases 17,500 square feet of assembly plant and office space in Montgomery County, Pennsylvania. The lease expires on March 31, 2016.

     The Company also leases research and development facilities in Bellevue, WA and marketing facilities in Denmark, Germany, and Japan.

Item 3.   LEGAL PROCEEDINGS

     None.



PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Incorporated by reference herein is the information set forth in the Company's 2011 Annual Report to Security Holders under the caption "Common Stock Information" and the information from the Definitive Proxy
Statement under the caption "Equity Plan Compensation Information." No shares were sold other than pursuant to a registered offering during fiscal 2011. In the fourth quarter of fiscal 2011, the Company purchased no shares of its common stock.


Item 6.  SELECTED FINANCIAL DATA

     Incorporated by reference herein is the information set forth in the 2011 Annual Report to Security Holders under the caption "Selected Financial Data".


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Incorporated by reference herein is the information set forth in the 2011 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation".


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated by reference herein is the information set forth in the 2011 Annual Report to Security Holders under the caption "Quantitative and Qualitative Disclosure about Market Risk".


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedule        Page in
                                                               Annual
                                                               Report*
Consolidated Financial Statements:

   Consolidated Balance Sheets as of April 30, 2011 and 2010. . . 16

   Consolidated Statements of Operations - Years ended
        April 30, 2011, 2010 and 2009 . . . . . . . . . . . . . . 17

   Consolidated Statements of Cash Flows -
        Years ended April 30, 2011, 2010 and 2009 . . . . . . . . 18

   Consolidated Statements of Stockholders' Equity -
        Years ended April 30, 2011, 2010 and 2009 . . . . . . . . 20

   Notes to Consolidated Financial Statements -
        Years ended April 30, 2011, 2010 and 2009 . . . . . . . . 21

   Report of Independent Registered Public Accounting
        Firm on Consolidated Financial Statements . . . . . . . . 38


All schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.

*Incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


Item 9A.  CONTROLS AND PROCEDURES

     Not Applicable.


Item 9A(T).  CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal
Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2011. This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE

     Incorporated by reference herein is the information set forth in the Definitive Proxy Statement under the captions "Executive Compensation," "Board of Directors" And "Related Party Transactions."


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


              2. The documents identified in the Exhibit Index which appears on page 20.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DATARAM CORPORATION
                                 (Registrant)


Date:     July 28, 2011           By: /s/ JOHN H. FREEMAN
                                 ------------------------------------
                                  John H. Freeman, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:     July 28, 2011           By: /s/ THOMAS A. MAJEWSKI
                                 ------------------------------------
                                  Thomas A. Majewski, Chairman of the
                                  Board of Directors


Date:     July 28, 2011           By: /s/ JOHN H. FREEMAN
                                 ------------------------------------
                                  John H. Freeman, President
                                  Chief Executive Officer and
                                  Director


Date:     July 28, 2010           By: /s/ ROGER C. CADY
                                 ------------------------------------
                                  Roger C. Cady, Director


Date:     July 28, 2011           By: /s/ ROSE ANN GIORDANO
                                 ------------------------------------
                                   Rose Ann Giordano, Director


Date:     July 28, 2011           By: /s/ MARK E. MADDOCKS
                                 ------------------------------------
                                   Mark E. Maddocks
                                   Vice President, Finance
                                   (Principal Financial & Accounting Officer)

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

4(a) Specimen certificate for shares of common stock. Incorporated by reference from Exhibits to a registration statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333-173212, on March 31, 2011.

4(b) Form of Indenture. Incorporated by reference from Exhibits to a registration statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333-173212, on March 31, 2011.

4(c) Form of Debt Security (included in Exhibit 4(b)). Incorporated by reference from Exhibits to a registration statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333-173212, on March 31, 2011.

4(d) Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

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

10(c) Lease Agreement dated as of April 4, 2011, between Hillier Properties,
      L.L.C., and Dataram Corporation.

10(d) Asset Purchase Agreement, dated March 20, 2009, by and among Dataram
      Corporation, Micro Memory Bank, Inc. and Mr. David Sheerr.
      Incorporated by reference from Exhibits to a Current Report on Form 8-K/A with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 26, 2009.

10(e) Lease Agreement, dated December 31, 2000, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.
                                      20


10(f) Lease Renewal Agreement, dated February 13, 2006, between Nappen &
      Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(g) Lease Renewal Agreement, dated February 10, 2011, between Nappen &
      Associates and Dataram Corporation.

10(h) Employment Agreement of Jeffrey H. Duncan dated as of February 1,
      2005.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2005.

10(i) Employment Agreement of Mark E. Maddocks dated as of February 1, 2005.*
      Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005, filed with the Securities and Exchange Commission, SEC file number 001-08266, July 28, 2005.

10(j) Employment Agreement of David Sheerr dated as of March 31, 2009.*
      Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2010, filed with the Securities and Exchange Commission, SEC file number 001-08266, July 29, 2010.

10(k) Product Consignment And Sale Agreement, dated as of July 27, 2010,
      Between Sheerr Memory, Inc. and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(l) Loan and Security Agreement, dated as of July 27, 2010, between
      Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on
      July 29, 2010.

10(m) Schedule to Loan and Security Agreement, dated as of July 27, 2010, between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission,
      SEC file number 001-08266, on July 29, 2010.

10(n) Promissory Note, dated as of July 27, 2010, from Dataram Corporation to Crestmark Capital Lending LLC. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(o) Placement Agency Agreement, dated as of May 11, 2011, by and between
      Dataram Corporation and Aegis Capital. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.


                                       21


10(p) Form of Securities Purchase Agreement, dated as of May 11, 2011, by and between Dataram Corporation and each of the purchasers identified on the signature pages thereto. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

13(a) 2011 Annual Report to Shareholders

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

23(a) Consent of J.H. Cohn LLP, Independent Registered Public Accounting
      Firm.

31(a) Rule 13a-14(a) Certification of John H. Freeman

31(b) Rule 13a-14(a) Certification of Mark E. Maddocks

32(a) Section 1350 Certification of John H. Freeman (Furnished not Filed)

32(b) Section 1350 Certification of Mark E. Maddocks (Furnished not Filed





*Management Contract or Compensatory Plan or Arrangement























                                          22