Form 10-Q
period 2011-10-31
DATARAM CORP
filed 2011-12-15
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of December 9, 2011, there were 10,703,309 shares outstanding.

2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation and Subsidiaries

Consolidated Balance Sheets

October 31, 2011 and April 30, 2011

	October 31, 2011	April 30, 2011
	(Unaudited)	(Note 1)
Assets
Current Assets:
Cash and cash equivalents	$543,525	$345,105
Accounts receivable, less allowance for doubtful accounts and sales returns of $225,000 at October 31, 2011 and April 30, 2011	4,089,849	4,630,240
Inventories	4,607,949	5,461,791
Other current assets	155,158	127,279
Total current assets	9,396,481	10,564,415

Property and equipment, at cost:
Machinery and equipment	11,967,550	11,930,806
Leasehold improvements	607,868	1,238,923
	12,575,418	13,169,729
Less: accumulated depreciation and amortization	11,664,550	12,207,476
Net property and equipment	910,868	962,253
Other assets	96,611	111,136
Intangible assets, net of accumulated amortization	2,765,609	1,940,338
Goodwill	1,453,034	1,241,981
	$14,622,603	$14,820,123

Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$1,731,594	$2,153,889
Accounts payable	1,690,542	2,944,928
Accrued liabilities	1,071,075	840,146
Due to related party	1,500,000	1,500,000
Total current liabilities	5,993,211	7,438,963

Stockholders' Equity:
Common stock, par value $1.00 per share
Authorized 54,000,000 shares; issued and outstanding 10,703,309 at October 31, 2011 and 8,928,309 at April 30, 2011	10,703,309	8,928,309
Additional paid-in capital	10,127,792	8,621,729
Accumulated deficit	(12,201,709)	(10,168,878)

Total stockholders' equity	8,629,392	7,381,160
	$14,622,603	$14,820,123

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Operations

Three and Six Months Ended October 31, 2011 and 2010

(Unaudited)

	2011		2010
	Three Months	Six Months	Three Months	Six Months

Revenues	$10,406,008	$20,675,814	$10,948,853	$23,692,749

Costs and expenses:
Cost of sales	7,885,229	15,260,699	8,536,054	18,156,559
Engineering	197,927	379,363	238,440	513,002
Research and development	0	0	865,250	1,759,599
Selling, general and administrative	3,376,004	6,829,095	2,973,315	6,056,939
	11,459,160	22,469,157	12,613,059	26,486,099

Loss from operations	(1,053,152)	(1,793,343)	(1,664,206)	(2,793,350)

Other income (expense):
Interest expense, net	(95,619)	(198,217)	(62,185)	(78,643)
Currency gain (loss)	(30,103)	(41,271)	11,396	(84,629)
Other income	0	0	0	2,985
Total other expense, net	(125,722)	(239,488)	(50,789)	(160,287)

Loss before income taxes	(1,178,874)	(2,032,831)	(1,714,995)	(2,953,637)

Income tax expense	0	0	0	0
Net loss	$(1,178,874)	$(2,032,831)	$(1,714,995)	$(2,953,637)

Net loss per share of common stock
Basic	$(.11)	$(.19)	$(.19)	$(.33)
Diluted	$(.11)	$(.19)	$(.19)	$(.33)

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended October 31, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(2,032,831)	$(2,953,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357,134	529,764
Bad debt expense	10,417	15,960
Stock-based compensation expense	283,188	313,165
Gain on sale of property and equipment	0	(2,472)
Changes in assets and liabilities:
Decrease in accounts receivable	529,973	461,125
Decrease in inventories	853,842	1,576,886
Increase in other current assets	(27,879)	(165,358)
Decrease in other assets	14,525	18,624
Decrease in accounts payable	(1,254,387)	(2,172,099)
Increase (decrease) in accrued liabilities	230,929	(650,898)
Net cash used in operating activities	(1,035,089)	(3,028,940)
Cash flows from investing activities:
Acquisition of business	(211,053)	(370,020)
Additions to property and equipment	(223,949)	(36,732)
Software development costs	(907,069)	0
Proceeds from sale of property and equipment	0	9,985
Net cash used in investing activities	(1,342,071)	(396,767)
Cash flows from financing activities:
Net (payments of) proceeds from borrowings under revolving credit line	(422,295)	2,532,614
Payment of note payable to related party	0	(1,000,000)
Net proceeds from sale of common shares	2,997,875	0
Net cash provided by financing activities	2,575,580	1,532,614

Net increase (decrease) in cash and cash equivalents	198,420	(1,893,093)

Cash and cash equivalents at beginning of period	345,105	2,507,456

Cash and cash equivalents at end of period	$543,525	$614,363

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$181,300	$62,185
Income taxes	$0	$0

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

(Unaudited)

(1) Basis of Presentation

The information for the three and six months ended October 31, 2011 and 2010 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2011 included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2011 balance sheet has been derived from these statements.

The consolidated financial statements for the three and six months ended October 31, 2011 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

As discussed in Note 9, the Company entered into financing agreements to address short-term liquidity needs. Also, as discussed in Note 10, on May 11, 2011, the Company entered into a securities purchase agreement with certain investors and received approximately $2,998,000 in net proceeds in connection with the agreement on May 17, 2011. Based on the cash provided by the securities purchase agreement and the cash flows expected to be provided from the financing agreements along with the cash flows projected to result from the Company’s operations, management has concluded that the Company’s short-term liquidity needs have been satisfied.  There can be no assurance, however, that in the short-term, realized revenues will be in line with the Company’s projections. Actual results may differ from such projections and are subject to certain risks including, without limitation, risks arising from: an adverse change in general economic conditions, changes in the price of memory chips, changes in the demand for memory systems for workstations and servers, changes in the demand for storage caching subsystems, increased competition in the memory systems and storage industries and other factors described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Management continues to evaluate the Company’s liquidity needs and expense structure and adjust its business plan as necessary. In order to satisfy long-term liquidity needs, the Company will need to generate profitable operations and positive cash flows.

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

Engineering and Research and Development

Research and development costs are expensed as incurred. Development costs of a computer software product to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Technological feasibility of a computer software product is established when all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features and technical performance requirements are completed. The Company has been developing computer software for its XcelaSAN storage caching product line. On November 4, 2010, the Company determined that technological feasibility of the product was established, and development costs subsequent to that date totaling approximately $2,387,000 have been capitalized. Prior to November 4, 2010, the Company expensed all development costs related to this product line.

Income taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses – Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position.  There are no material unrecognized tax positions in the financial statements. As of October 31, 2011 the Company had Federal and State net operating loss (NOL) carry-forwards of approximately $17.1 million and $15.1 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2031 for Federal tax purposes and 2016 and 2031 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements at October 31, 2011 and at April 30, 2011.

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and six months ended October 31, 2011 and 2010 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options and warrants outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the three and six month periods ended October 31, 2011 and 2010:

	Three Months ended October 31, 2011
	Net Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(1,178,874)	10,703,309	$(.11)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(1,178,874)	10,703,309	$(.11)

	Three Months ended October 31, 2010
	Net Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(1,714,995)	8,918,309	$(.19)

Effect of dilutive securities – stock options	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options	$(1,714,995)	8,918,309	$(.19)

	Six Months ended October 31, 2011
	Net Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(2,032,831)	10,548,961	$(.19)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(2,032,831)	10,548,961	$(.19)

	Six Months ended October 31, 2010
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(2,953,637)	8,918,309	$(.33)

Effect of dilutive securities – stock options	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options	$(2,953,637)	8,918,309	$(.33)
6

Diluted net loss per common share for the three and six month periods ended October 31, 2011 and 2010 do not include the effect of options to purchase 2,049,000 and 1,981,700 shares, respectively, of common stock because they are anti-dilutive. Diluted net loss per common share for the three and six month periods ended October 31, 2011 and 2010 do not include the effect of warrants to purchase 1,331,250 and nil shares, respectively, of common stock because they are anti-dilutive.

Common Stock Repurchases

On December 4, 2002, the Company’s Board of Directors authorized a stock repurchase plan pursuant to which the Company was authorized to repurchase a total of 500,000 shares of its common stock. During the three and six months ended October 31, 2011 and 2010, the Company did not repurchase any shares of its common stock. As of October 31, 2011, 172,196 shares remain available for repurchase under the plan. This repurchase program does not have an expiration date.

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

The Company also has a 2011 incentive and non-statutory stock option plan for the purpose of permitting certain key employees and consultants to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. No executive officer or director of the Company is eligible to receive options under the 2011 plan. In general, the plan allows granting of up to 200,000 shares of the Company’s common stock at an option price to be no less than the fair market value of the Company’s common stock on the date such options are granted. Options granted under the plan vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted under the plan range from one to five years.

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

On September 23, 2010, the Company granted Mr. Sheerr, who is employed by the Company as the General Manager of the acquired MMB business unit described in Note 3 and is an executive officer of the Company, nonqualified stock options to purchase 100,000 shares of the Company’s common stock pursuant to his employment agreement. On September 22, 2011 the Company granted Mr. Sheerr additional nonqualified stock options to purchase 100,000 shares of the Company’s common stock, also pursuant to his employment agreement. The options granted are exercisable at a price representing the fair value at the date of grant and expire five years after date of grant. The options vest in one year.

New shares of the Company's common stock are issued upon exercise of stock options.

As required by the Compensation - Stock Compensation Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments are accounted for using a fair value-based method with a recognition of an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans.

Our consolidated statements of operations for the three and six month periods ended October 31, 2011 include approximately $135,000 and $283,000 of stock-based compensation expense, respectively. Fiscal 2011’s three and six month periods ended October 31, 2010 include approximately $155,000 and $313,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments, and as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the six months ended October 31, 2011 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (1)	Aggregate intrinsic value (2)

Balance April 30, 2011	1,849,200	$2.88	5.91	$88,000

Granted	288,000	$1.10
Exercised	0
Expired	(138,200)	$4.32
Balance October 31, 2011	1,999,000	$2.52	5.68	$31,920
Exercisable October 31, 2011	1,103,000	$2.94	5.12
Expected to vest October 31, 2011	1,899,000	$2.52	5.68

(1)	This amount represents the weighted average remaining contractual life of stock options in years.

(2)	This amount represents the difference between the exercise price and $1.21, the closing price of Dataram common stock on October 31, 2011 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable.

As of October 31, 2011, there was approximately $419,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately fourteen months.

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

(3) Acquisition

On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. (MMB), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expands the Company’s memory product offerings and routes to market. The Company purchased the assets from MMB for total consideration of approximately $2,253,000, of which approximately $912,000 was paid in cash. The Company also assumed certain accounts payable totaling approximately $190,000 and certain accrued liabilities totaling approximately $122,000. Under the terms of the agreement with MMB, the remaining portion of the purchase price is contingently payable based upon the performance of the new Dataram business unit to be operated as a result of the acquisition (the Unit) and consists of a percentage, averaging 65%, payable quarterly, over the subsequent four years from acquisition date of earnings before interest, taxes, depreciation and amortization of the MMB business unit. For the three and six month period ended October 31, 2011, this amount totaled approximately $154,000 and $211,000, respectively. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting. The results of operations of MMB for the period from the acquisition date, March 31, 2009, through October 31, 2011 have been included in the consolidated results of operations of the Company.

The total consideration of the acquisition has been allocated to the fair value of the assets of MMB as follows:

Accounts receivable	$478,000
Machinery and equipment	200,000
Deposits	16,000
Trade names	733,000
Customer relationships	758,000
Non-compete agreement	68,000
Gross assets acquired	2,253,000
Liabilities assumed	312,000
Net assets acquired	$1,941,000

(4) Related Party Transactions

During the six month periods ending October 31, 2011 and 2010, the Company purchased inventories for resale totaling approximately $3,328,000 and $616,000, respectively, from Sheerr Memory, LLC (Sheerr Memory). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as the general manager of the acquired MMB business unit described in Note 3 and is an executive officer of the Company. When the Company acquired certain assets of MMB, it did not acquire any of its inventories. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $629,000 and $142,000, respectively, of accounts payable in the Company’s consolidated balance sheets as of October 31, 2011 and 2010 is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to October 31, 2011 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

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

On July 27, 2010, the Company entered into an agreement with Sheerr Memory to consign a formula-based amount of up to $3,000,000 of certain inventory into the Company’s manufacturing facilities. The agreement was amended on December 5, 2011. The amendment changed the term of the agreement from twenty four months to twenty nine months. The Company is obligated to pay monthly a fee equal to 0.833% of the average daily balance of the purchase cost of the consigned products held by Sheerr Memory under the agreement. The Company is obligated to purchase any consigned products acquired by Sheerr Memory under the agreement within ninety days of the acquisition date of the product. The Company and Sheerr Memory must jointly agree to the products to be held in consignment under the agreement. As of October 31, 2011, the Company has received financing totaling $1,500,000 under the agreement which is recorded as a liability in the accompanying consolidated balance sheets. Interest paid to Sheerr Memory in the three and six months ended October 31, 2011 was $37,485 and $74,827, respectively. Interest payable to Sheerr Memory at October 31, 2011 was $12,495.

As a subsequent event, on December 14, 2011, the Company entered into Note and Security Agreement with David Sheerr, an employee and executive officer of the Company. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 0.833% of the outstanding average daily loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under the previously described agreement that the Company entered into with Sheerr Memory on July 27, 2010.

(5) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

(6) Accounts Receivable

Accounts receivable consists of the following categories:

	October 31, 2011	April 30, 2011
Trade receivables	$4,296,000	$4,643,000
VAT receivable	19,000	212,000
Allowance for doubtful accounts and sales returns	(225,000)	(225,000)
	$4,090,000	$4,630,000

(7) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2011 and April 30, 2011 consist of the following categories:

	October 31, 2011	April 30, 2011
Raw materials	$2,339,000	$3,229,000
Work in process	8,000	36,000
Finished goods	2,261,000	2,197,000
	$4,608,000	$5,462,000

(8) Intangible Assets and Goodwill

Intangible assets with determinable lives, other than customer relationships and software development costs are amortized on a straight-line basis over their estimated period of benefit, ranging from four to five years. Customer relationships are amortized over a two-year period at a rate of 65% of the gross value acquired in the first year subsequent to their acquisition and 35% of the gross value acquired in the second year. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets with definitive lives are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is March 1.

The Company estimates that it has no significant residual value related to its intangible assets. Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense for the three and six months ended October 31, 2011 totaled approximately $41,000 and $82,000, respectively. Intangible assets amortization expense for the three and six months ended October 31, 2010 totaled approximately $107,000 and $214,000, respectively. Intangible asset amortization is included in selling, general and administrative expense. The components of finite-lived intangible assets acquired are as follows:

	Weighted
	Average	October 31,	April 30,
	Life	2011	2011
Trade names	5 Years	$733,000	$733,000
Customer relationships	2 Years	758,000	758,000
Non-compete agreement	4 Years	68,000	68,000
Software development costs (a)		2,388,000	1,480,000
Total gross carrying amount		3,947,000	3,039,000

Less accumulated amortization expense		1,181,000	1,099,000
Net intangible assets		$2,766,000	$1,940,000

The following table outlines the estimated future amortization expense related to intangible assets:

Year ending April 30:
2012	$164,000
2013	162,000
2014	134,000
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

On July 27, 2010, the Company entered into a secured credit facility with a bank, which provides for up to a $5,000,000 revolving credit line. Advances under the facility are limited to 80% of eligible receivables, as defined in the agreement. The agreement does not have a fixed term. The bank may demand immediate repayment of all loans at any time, provided that if the Company is not in default under the agreement it has ninety days to repay the amounts demanded. The agreement provides for Prime Rate loans at an interest rate equal to the Prime Rate plus two percent, subject to a minimum interest rate of five and one quarter percent. The Company is required to pay a monthly maintenance fee equal to six-tenths of one percent (0.6%) of the monthly average principal balance of any borrowings under the facility in the prior month. The agreement contains certain restrictive covenants, specifically a minimum tangible net worth covenant and certain other covenants, as defined in the agreement. At October 31, 2011, the Company was in compliance with all covenants. At October 31, 2011, the Company had approximately $557,000 of additional financing available to it under the terms of the agreement.

On July 27, 2010, the Company entered into an agreement with Sheerr Memory to consign a formula-based amount of up to $3,000,000 of certain inventory into the Company’s manufacturing facilities. The agreement was amended on December 5, 2011. The amendment changed the term of the agreement from twenty four months to twenty nine months. The Company is obligated to pay monthly a fee equal to 0.833% of the average daily balance of the purchase cost of the consigned products held by Sheerr Memory under the agreement. At October 31, 2011, the Company has received financing totaling $1,500,000 under the agreement and no further financing was available to the Company under the terms of the agreement, although the agreement provides for additional possible financing in the future.

As a subsequent event, on December 14, 2011, the Company entered into Note and Security Agreement with David Sheerr, an employee and executive officer of the Company. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 0.833% of the outstanding average daily loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under the previously described agreement that the Company entered into with Sheerr Memory on July 27, 2010.

(10) Securities Purchase Agreement

On May 11, 2011, the Company and certain investors entered into a securities purchase agreement in connection with a registered direct offering, pursuant to which the Company agreed to sell an aggregate of 1,775,000 shares of its common stock and warrants to purchase a total of 1,331,250 shares of its common stock to such investors for aggregate net proceeds, after deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $2,998,000. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and 0.75 of one warrant, with each whole warrant exercisable for one share of common stock. The purchase price was $1.88 per fixed combination. The warrants will become exercisable six months and one day following the closing date of the Offering and will remain exercisable for five years thereafter at an exercise price of $2.26 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock. After the one year anniversary of the initial exercise date of the warrants, the Company will have the right to call the warrants for cancellation for $.001 per share in the event that the volume weighted average price of the Company’s common stock for 20 consecutive trading days exceeds $4.52. On May 17, 2011, this transaction closed. The Company’s Statement of Stockholder’s Equity for the six month period ended October 31, 2011 is as follows:

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at April 30, 2011	8,928,309	$8,928,309	$8,621,729	$(10,168,878)	$7,381,160
Issuance of shares under Registered Direct Offering	1,775,000	1,775,000	1,222,875		2,997,875
Net loss				(2,032,831)	(2,032,831)
Stock-based compensation expense			283,188		283,188
Balance at October 31, 2011	10,703,309	$10,703,309	$10,127,792	$(12,201,709)	$8,629,392
12

(11) Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six months ended October 31, 2011 and 2010 by geographic region are as follows:

	Three months ended October 31, 2011	Six months ended October 31, 2011
United States	$8,571,000	$17,266,000
Europe	1,224,000	2,423,000
Other (principally Asia Pacific Region)	611,000	987,000
Consolidated	$10,406,000	$20,676,000

	Three months ended October 31, 2010	Six months ended October 31, 2010
United States	$8,604,000	$19,290,000
Europe	1,340,000	2,482,000
Other (principally Asia Pacific Region)	1,005,000	1,921,000
Consolidated	$10,949,000	$23,693,000

Long-lived assets consist of property and equipment and intangible assets. Long-lived assets and total assets by geographic region as of October 31, 2011 are as follows:

	October 31, 2011
	Long-lived assets	Total assets
United States	$5,226,000	$14,576,000
Europe	0	37,000
Other	0	9,000
Consolidated	$5,226,000	$14,622,000

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

Executive Overview

Dataram is a developer, manufacturer and marketer of large capacity memory products primarily used in high performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, HP, IBM and Sun Microsystems. The Company also manufactures a line of memory products for Intel and AMD motherboard based servers. The Company has developed and is continuing to develop a line of high performance storage caching products.

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

Liquidity and Capital Resources

As of October 31, 2011, cash and cash equivalents amounted to approximately $544,000 and working capital amounted to approximately $3,403,000, reflecting a current ratio of 1.6. This compares to cash and cash equivalents of approximately $345,000 and working capital of approximately $3,125,000, reflecting a current ratio of 1.4 as of April 30, 2011.

During the six month period ended October 31, 2011, net cash used in operating activities totaled approximately $1,035,000. Net loss in the period totaled approximately $2,033,000 and included stock-based compensation expense of approximately $283,000 and depreciation and amortization expense of approximately $357,000. Accounts payable decreased by approximately $1,254,000. Inventories decreased by approximately $854,000. Other current assets increased by approximately $28,000. Trade receivables decreased by approximately $530,000. Accrued liabilities increased by approximately $231,000.

Net cash used in investing activities totaled approximately $1,342,000 for the six month period ended October 31, 2011 and consisted primarily of capitalized software development costs of approximately $907,000, fixed asset additions of approximately $224,000 and $211,000 for the acquisition of a business more fully described in Note 3 to the Consolidated Financial Statements.

Net cash provided by financing activities totaled approximately $2,576,000 for the six month period ended October 31, 2011 and consisted of proceeds from a sale of common shares, described in Note 10 to the Consolidated Financial Statements, totaling approximately $2,998,000, reduced by payments made under a revolving credit facility, more fully described in Note 9 to the Consolidated Financial Statements, totaling $422,000.

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. The amount of financing available to the Company under the agreement varies with the level of the Company’s eligible accounts receivable. At October 31, 2011, the Company was in compliance with all covenants. At October 31, 2011, the Company had approximately $557,000 of additional financing available to it under the terms of the agreement.

Also, on July 27, 2010, the Company entered into an agreement with a vendor (“Sheerr Memory”), which is wholly-owned by an employee and executive officer of the Company, to consign a formula-based amount of up to $3,000,000 of certain inventory into the Company’s manufacturing facilities. As of April 30, 2011, the Company has received financing totaling $1,500,000 under this agreement, of which $1,000,000 was used to repay in full a Note payable to the employee arising from an agreement entered into with the employee in February, 2010 and which expired in August, 2010. At October 31, 2011 no further financing was available to the Company under the formulas contained in the consignment agreement, although the formulas provide for additional possible financing in the future.

On May 11, 2011, the Company and certain investors entered into a securities purchase agreement pursuant to which the Company agreed to sell an aggregate of 1,775,000 shares of its common stock and warrants to purchase a total of 1,331,250 shares of its common stock to such investors. The aggregate net proceeds of such offering and sale, after deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, was approximately $2,998,000. The transaction closed on May 17, 2011.

As a subsequent event, on December 14, 2011, the Company entered into Note and Security Agreement with David Sheerr, an employee and executive officer of the Company. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 0.833% of the outstanding average daily loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under the previously described agreement that the Company entered into with Sheerr Memory on July 27, 2010.

Based on the cash received from the Purchase Agreement and on the cash flows expected to be provided from the two financing agreements above along with the cash flows projected to result from the Company’s operations, management has concluded that the Company’s liquidity needs over the next twelve months will be satisfied. The Company’s short-term cash flow projections include cash flow expected to be generated from its traditional memory solutions business as well as from revenues expected to be generated by sales of its recently developed XcelaSAN product line. There can be no assurance, however, that in the short-term, realized revenues will be in line with the Company’s projections. Actual results may differ from such projections and are subject to certain risks including, without limitation, risks arising from: an adverse change in general economic conditions, changes in the price of memory chips, changes in the demand for memory systems for workstations and servers, changes in the demand for storage caching subsystems, increased competition in the memory systems and storage industries and other factors described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Management continues to evaluate the Company’s liquidity needs and expense structure and adjust its business plan as necessary.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2011 are as follows:

Year ending April 30
2012	$272,000
2013	352,000
2014	365,000
2015	374,000
2016	368,000
Thereafter	147,000
Total minimum lease payments	$1,878,000

There have been no material changes in the Company’s operating leases since April 30, 2011. The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended October 31, 2011 were $10,406,000 compared to revenues of $10,949,000 for the comparable prior year period. Revenues for the first six months of the current fiscal year were $20,676,000 compared to revenues of $23,693,000 for the comparable prior year period. The decrease in revenues from the prior year’s was primarily a result of a decrease in average selling prices attributable to a decline in the price of DRAM chips, the primary raw material used in the Company’s products. The average purchase price of DRAM chips that the Company uses in its products declined by approximately 42% year over year.

Revenues for the three and six months ended October 31, 2011 and 2010 by geographic region are as follows:

	Three months ended October 31, 2011	Six months ended October 31, 2011
United States	$8,571,000	$17,266,000
Europe	1,224,000	2,423,000
Other (principally Asia Pacific Region)	611,000	987,000
Consolidated	$10,406,000	$20,676,000

	Three months ended October 31, 2010	Six months ended October 31, 2010
United States	$8,604,000	$19,290,000
Europe	1,340,000	2,482,000
Other (principally Asia Pacific Region)	1,005,000	1,921,000
Consolidated	$10,949,000	$23,693,000

Cost of sales for the second quarter and first six months of fiscal 2012 were $7,885,000 and $15,261,000, respectively verses $8,536,000 and $18,157,000, respectively in the prior year comparable periods. Cost of sales as a percentage of revenues for the second quarter and first six months of fiscal 2012 were 76% and 74% of revenues, respectively versus 78% and 77% for the same respective prior year periods. The decrease in cost of sales as a percentage of revenues in the current fiscal year period was primarily the result of a previously announced consolidation of the Company’s manufacturing facilities. During the fourth quarter of the prior fiscal year the Company consolidated its two manufacturing facilities into one. As a result, management expects to realize manufacturing expense reductions totaling approximately $1.0 million in the current fiscal year.

Engineering expense in fiscal 2012's second quarter and six months was $198,000 and $379,000, respectively, versus $238,000 and $513,000 for the same respective prior year periods. The reduction of engineering expense is primarily the result of a reduction in the number of employees which was related to the aforementioned consolidation.

Research and development expense in fiscal 2012’s second quarter and six months was nil, versus $865,000 and $1,760,000, respectively, in the same prior year periods. In fiscal 2012’s second quarter and six month period ended October 31, 2011 the Company capitalized $274,000 and $907,000, respectively, of research and development costs versus nil in the prior comparable periods. Research and development expense includes payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expense also includes third-party development and programming costs. The Company is currently focusing on the development of a line of high performance storage caching products (“XcelaSAN”). XcelaSAN is a unique intelligent Storage Area Network (SAN) optimization solution that delivers substantive application performance improvement to applications such as Oracle, SQL and VMware. XcelaSAN augments existing storage systems by transparently applying intelligent caching algorithms that serve the most active block-level data from high-speed storage, creating an intelligent, virtual solid state SAN. As part of that strategy, in January 2009, the Company entered into a software purchase and license agreement with another company whereby the Company acquired the exclusive right to purchase specified software for a price of $900,000 plus a contingent payment of $100,000. The Company owns the software. The software and the storage products, which incorporate the software, are currently under development. On November 4, 2010, management concluded that technological feasibility of the product was established. In addition to pursuing a traditional sales strategy for XcelaSAN, management is also pursuing alternative means to monetize the Company’s investment in the XcelaSAN product line.

Selling, general and administrative (S,G&A) expense in fiscal 2012’s second quarter and six months totaled $3,376,000 and $6,829,000, respectively versus $2,973,000 and $6,057,000 for the same prior year periods. The increase in fiscal 2012 expense is primarily the result of increased selling and marketing expenses related to the Company’s XcelaSAN product line.

Other income (expense), net for the second quarter and six months totaled $126,000 and $239,000 of expense, respectively, for fiscal 2012, and expense of $51,000 and $160,000, for the same respective periods in fiscal 2011. Other expense in fiscal 2012’s second quarter consisted primarily of interest expense of $96,000 and $30,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. Six month other expense of $239,000 consisted of $198,000 of interest expense and $41,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. Other expense in fiscal 2011’s second quarter consisted primarily of interest expense of $62,000 and $11,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar. Six month other expense of $160,000 consisted primarily of $79,000 of interest expense and $85,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar.

Income tax expense for the second quarter and six months of fiscal 2012 and 2011 were nil. The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses – Income Taxes Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its deferred income tax assets. In each reporting period, the Company assesses, based on the weight of all evidence, both positive and negative, whether a valuation allowance on its deferred income tax assets is warranted. Based on the assessment conducted in the Company’s reporting period ended January 31, 2010, the Company concluded that such an allowance was warranted and, accordingly, recorded a valuation allowance of approximately $5.8 million in that reporting period. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. As of April 30, 2011 the Company had Federal and State net operating loss (NOL) carry-forwards of approximately $17.1 million and $15.1 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2031 for Federal tax purposes and 2016 and 2031 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements at October 31, 2011 and at April 30, 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal ProceEdinGS

No reportable event.

Item 1A. Risk Factors.

No material changes from Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No reportable event.

Item 3. Defaults upon Senior Securities.

No reportable event.

Item 5. Other Information.

No reportable event.

Item 6. Exhibits.

Exhibit No	Description

31(a)	Rule 13a-14(a) Certification of John H. Freeman.

31(b)	Rule 13a-14(a) Certification of Mark E. Maddocks.

32(a)	Section 1350 Certification of John H. Freeman (furnished not filed).

32(b)	Section 1350 Certification of Mark E. Maddocks (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
20

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATARAM CORPORATION

Date: December 15, 2011	By:	/s/ MARK E. MADDOCKS
Mark E. Maddocks
Vice President, Finance
(Principal Financial Officer)

