Form 10-K
period 2012-04-30
DATARAM CORP
filed 2012-07-27
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012.

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

Commission file number: 1-8266

DATARAM CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-183140
State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 7528, Princeton, New Jersey	08543-7528
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (609) 799-0071

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $1.00 Par Value	NASDAQ Stock Market

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell-company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant's most recently completed second quarter, October 31, 2011, was $12,646,463.

The number of shares of Common Stock outstanding on July 25, 2012 was 10,703,309 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on September 27, 2012 (the "Definitive Proxy Statement"), to be filed within 120 days of the end of the fiscal year, are incorporated into Part III hereof.

(2) Annual Report to Security Holders for the Fiscal Year Ended April 30, 2012 (“2012 Annual Report to Security Holders”)

2

DATARAM CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Part I - Item 1A - Risk Factors.” Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events or circumstances, occurring or existing after the date as of which such statement was made.

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

Revenues for fiscal 2012 were $36.1 million compared to $46.8 million in fiscal 2011, a 22.9 percent decrease. This decrease was primarily the result of the reduction in prices of DRAMs. The average selling price of 1 gigabyte of memory decreased approximately 43% to approximately $27.00 for fiscal 2012, compared to approximately $48.00 for fiscal 2011. To a lesser extent, the buildup of IT infrastructure experienced in fiscal 2011 did not continue into fiscal 2012.

Cost of sales was $27.5 million in fiscal 2012 or 76.2 percent of revenues compared to $35.8 million or 76.4 percent of revenues in fiscal 2011. Current and prior fiscal year's cost of sales as a percentage of revenue is considered by management to be within the Company's normal range as evidenced by nominal change as a percentage of revenues combined with the sales decrease. Fluctuations in cost of sales as a percentage of revenues are not unusual, however, and can result from many factors, including rapid changes in the price of DRAMs, or changes in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

The Company was incorporated in New Jersey in 1967 and made its initial public offering in 1968. Its common stock, $1 par value (the "Common Stock") was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market (now the NASDAQ Stock Market) where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 777 Alexander Park, Princeton, New Jersey 08540, its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is located at http://www.dataram.com. Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, are available on the Company’s website free of charge.

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

Products

The Company's principal business is the development, manufacture and marketing of memory modules which can be added to various enterprise servers and workstations to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for the Company and other independent memory manufacturers is straightforward and allows for the use of many standard components. In 2012 the Company marketed its XcelaSAN (“XcelaSAN”) product line. The Company made significant investments in research and development in XcelaSAN. XcelaSAN is a unique intelligent Storage Area Network ("SAN") optimization solution designed to deliver substantive application performance improvement to applications such as Oracle, SQL and VMware. XcelaSAN augments existing storage systems by transparently applying intelligent caching algorithms that serve the most active block-level data from high-speed storage, creating an intelligent, virtual solid state SAN, allowing organizations to dramatically increase the performance of their business-critical applications without the costly hardware upgrades or over-provisioning of storage typically found in current solutions for increased performance. The product was released for sale, however, the Company has not been able to establish a customer base for this product.

The XcelaSAN development team has been reduced to reflect a more operational group than an R&D group. For the twelve months ended April 30, 2012, the Company expensed $2.4 million of capitalized costs related to XcelaSAN. All costs incurred currently are being expensed as incurred.

Our RAMDisk software product creates a virtual RAM drive, or block of memory, which a computer treats as if it were a disk drive. By storing files and programs into memory, a user can speed up internet load times and disk-to-disk activities, accelerate databases and reduce compile times. The product features a save and load option that allows RAMDisk to appear as persistent storage, even through reboots. RAMDisk has developed a strong presence in both the consumer and commercial marketplace. RAMDisk software has also been licensed and integrated into specialized commercial products. RAMDisk is also capable of extending the longevity of expensive solid state storage devices by housing writes which tend to wear out these devices.

The Company’s RAMDisk software continues to see growing downloads and a much higher download to purchase conversion rate than industry standards. We will be focusing on increased new development of RAMDisk in fiscal 2013 as well as greatly expanding our web presence in order to increase revenues and penetrate new markets. The new development will include new features and functions focused on specific market segments, which are expected to further increase the Company’s already significant market share in the RAMDisk software market.

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

Impact of Thailand Floods on our Operations

In October 2011, Thailand experienced floods which resulted in the cessation of business at several hard drive manufacturing facilities for months. This shut down severely reduced server shipments and raised prices, negatively impacting operations for the Company and other businesses in the computer industry. The Company has worked and will continue to work to minimize the disruption this event has caused to the supply and cost of components used in the Company’s business.

Working Capital Requirements

Credit Facility

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5.0 million. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3.5 million which, according to the Company’s projections, will be sufficient to allow for maximum borrowing under the formulas provided for in the agreement. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility now allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivable. The total credit line remains at $3.5 million and the Tangible Net Worth covenant is $2.0 million, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. Management believes that the aggregate $3.5 million available under this facility, along from other sources as described under “Sale of Intellectual Property” in this report, will be sufficient to satisfy the Company’s needs through the end of fiscal 2013.

Plan of Operation

The Company has been experiencing losses due to the decline of DRAM prices and the investment in XcelaSAN. It is uncertain how long the current level of DRAM pricing will continue, or whether or when prices will rise in the near future. Until such time that the Company can raise prices, it will continue to seek other ways to generate profits and cash flow. The Company continues to pursue product diversification, either by development or as a contract manufacturer. Additionally, the Company will continue to identify joint ventures, strategic partnerships and business combination opportunities. There can be no assurance that any of these initiatives will mature to profitability and positive cash flow, or even occur.

Related Party Loans

On July 27, 2010, the Company entered into a Consignment and Purchase Agreement with a vendor, which is wholly owned by an executive officer of the Company and who is also employed by the Company as the General Manager of the Company's MMB division, to consign up to $3.0 million of certain inventory into our manufacturing facilities. On December 14, 2011, this agreement was terminated and the advances received by the Company under this agreement were repaid by the payment of $1.5 million, the then outstanding balance, from proceeds of a new note executed with the same executive officer. The new note provides for up to $2.0 million in advances, and is secured by inventory and is subordinated to the financial institution. On December 14, 2011, the additional $.5 million was advanced to bring the total amount owed to $2.0 million, the maximum allowed under the note. The note is payable monthly, over a 5 year period, commencing on July 15, 2012. The note bears interest at 10% per annum on the outstanding amount.

Sales of Securities

On May 11, 2011, the Company and certain accredited investors entered into a securities purchase agreement (the "Purchase Agreement"). In connection with the Purchase Agreement, the Company agreed to sell an aggregate of 1,775,000 shares of its common stock and warrants to purchase a total of 1,331,250 additional shares of its common stock for aggregate gross proceeds of approximately $3.34 million. After deducting fees to the Placement Agent and other expenses of approximately $.34 million, the Company received net proceeds of approximately $3.0 million.

Sale of Intellectual Property

On March 30, 2012, the Company completed the sale of 13 patents and two patent applications generating gross proceeds to the Company of $5.0 million before commissions and expenses of $.9 million resulting in net proceeds to the Company of $4.1 million. (Under terms of the sale, Dataram retains a license to continue to use the patents in current and future Dataram products including XcelaSAN, with limited rights to transfer its license.) Management believes that the Company's proceeds from the sale of patents, along with cash from other sources as described under “Credit Facility” in this report, will be sufficient to meet the Company's liquidity needs through the end of the next fiscal year.

DRAM Prices

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

Engineering

The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. The Company designs prototype memory modules and subjects them to reliability testing procedures. During its fiscal year ended April 30, 2012, the Company incurred engineering costs of $740,000 in fiscal 2012, $1,033,000 in fiscal 2011 and $997,000 in fiscal 2010.

Research and Development

Research and development expense in fiscal 2012 was nil versus approximately $1.9 in fiscal 2011 and approximately $4.3 million in fiscal 2010. The Company capitalized approximately $0.9 million of XcelaSAN development cost in the first six months of fiscal 2012. The Company capitalized approximately $1.5 million, of XcelaSAN research and development costs in fiscal 2011. Research and development expense includes payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expense also includes third-party development and programming costs.

Impairment of Capitalized Software

During the third quarter of fiscal 2012 the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company determined in fiscal 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2.4 million of capitalized software development cost was written down to zero.

Raw Materials

The Company purchases industry standard DRAMs. The Company also purchases finished modules from the DRAM manufacturers. In either case, the cost of DRAM chips is the largest single component of the total cost of memory products. Fluctuations in the availability or prices of DRAMs can have a significant impact on the Company's profit.

The Company has created close relationships with a number of primary suppliers while qualifying and developing alternate sources as a backup. The qualification program consists of extensive evaluation of process capabilities, on-time delivery performance and financial stability of each supplier. Alternative sources are qualified to normally assure supply in the event of a problem with the primary source or to handle surges in demand.

Manufacturing

The Company assembles its memory boards at its manufacturing facility in Pennsylvania.

Backlog

The Company expects that all backlog on hand will be filled during the current fiscal year and most in the first quarter of fiscal 2013. The Company's backlog at April 30, 2012 was $626,000, at April 30, 2011 it was $245,000 and at April 30, 2010 it was $1,185,000. Product backlog at any point in time may not translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer.

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

The Company believes that its 46-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty program which provides customers with added confidence in buying from the Company. See "Business-Product Warranty and Service."

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

Employees

As of April 30, 2012, the Company had 49 full-time salaried employees and 24 hourly employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environmental

Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company does not expect to make any material expenditures for environmental control facilities in either the current fiscal year (fiscal 2013) or the succeeding fiscal year (fiscal 2014).

(d) Financial information about geographic area sales.

REVENUES (000's)

Export

Fiscal	U.S.	Europe	Other*	Consolidated
2012	$27,980	$5,393	$2,706	$36,079
2011	$37,400	$6,481	$2,966	$46,847
2010	$35,566	$4,484	$3,970	$44,020

PERCENTAGES

Export

Fiscal	U.S.	Europe	Other*	Consolidated
2012	77.6%	14.9%	7.5%	100.0%
2011	79.9%	13.8%	6.3%	100.0%
2010	80.8%	10.2%	9.0%	100.0%

*Principally Asia Pacific Region

Item 1A. RISK FACTORS

Our business, operating results, financial condition, and prospects are subject to a variety of significant risks, many of which are beyond our control. The following is a description of some of the important risk factors particular to our business and industry that may cause our actual results in future periods to differ substantially from those we currently expect or seek. The risks described below are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be unlikely or immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

WE HAVE INCURRED NET LOSSES IN RECENT YEARS AND OUR FUTURE PROFITABILITY IS NOT ASSURED. For the fiscal years ended April 30, 2012, 2011, and 2010, we incurred net losses of approximately $3.3 million, $4.6 million, and $10.7 million, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

WE MAY NEED TO OBTAIN ADDITIONAL WORKING CAPITAL FOR CONTINUED PRODUCT DEVELOPMENT. The development of the XcelaSAN product line has required substantial capital investment. The Company believes that it has sufficient capital resources for the continued development of the products. There can be no assurance, however, that such capital resources will be sufficient for the Company's purposes or that those additional sources of capital and or financing will be available if needed. If we require and are unable to raise additional funds, we may need to delay, scale-back or eliminate some or all of our research and product development programs and/or license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves.

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

WE COULD SUFFER ADDITIONAL LOSSES IF DRAM PRICES CONTINUE TO DECLINE. We are at times required to maintain substantial inventories during periods of shortage and allocation. Thereafter, during periods of increasing availability of DRAMs and rapidly declining prices, we have been forced to write down inventory. There can be no assurance that we will not suffer losses in the future based upon high inventories and declining DRAM prices.

OUR SALES, REVENUES AND RESULTS OF OPERATIONS COULD FLUCTUATE SEASONALLY AND FROM QUARTER TO QUARTER. The demand for our products is somewhat seasonal, with December and January tending to be the slowest months. Moreover, our sales, revenues, and ultimate results of operation may vary for a variety of reasons. Such reasons could include, for example, changes in general economic conditions or consumer demand, the introduction of new products by us or by our competitors, a significant purchase or sale of assets or other business combination or an unanticipated event effecting us or our industry, among other factors. Such variability in operating results may affect credit terms offered to us or affect the value of the common stock.

IN ORDER TO COMPETE AND SUCCEED, WE NEED TO INTRODUCE, AND CONTINUE TO PROVIDE, PRODUCTS THAT PROVIDE VALUE FOR CUSTOMERS. Our future success is dependent on the development of new markets where possible, and new applications and new products which customers believe will add value, as well as the continued demand for our products among our existing customers. There can be no assurance that the Company will be able to exploit new markets or continue to develop products that achieve wide customer acceptance in the marketplace, or that demand for existing products will continue.

WE MAY NOT SUCCESSFULLY IMPLEMENT OUR STRATEGIC PLANS. The Company presently has plans to expand its sales of memory and RAMDisk products, to develop new business opportunities based on its existing expertise and software, to continue to seek and evaluate possible strategic alliances to enhance its sales, and to develop and monetize additional intellectual property. These plans, however, are subject to modification or replacement by management if it decides that economic, industry, technological, regulatory or other factors warrant a change. In addition, there can be no assurance that the Company will successfully implement all such plans or that circumstances in the marketplace and the economy will allow the implementation of such plans.

IF WE FAIL TO ACHIEVE AND MAINTAIN FAVORABLE PRICING AND CREDIT TERMS FROM OUR VENDORS, OUR BUSINESS WOULD BE HARMED AND OUR OPERATING RESULTS WOULD BE ADVERSELY AFFECTED. Our costs are affected by our ability to achieve favorable pricing and credit terms from our vendors and contract manufacturers, including through negotiations for vendor rebates and other vendor funding received in the normal course of business. Because these supplier negotiations are continuous and reflect the ongoing competitive environment, the variability in terms can negatively affect our costs and operating results if we cannot sufficiently adjust pricing or cost variables.

IN ORDER TO COMPETE, WE MUST ATTRACT, RETAIN, AND MOTIVATE KEY EMPLOYEES, AND OUR FAILURE TO DO SO COULD HARM OUR RESULTS OF OPERATIONS. In order to compete, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in our industry can be intense. If we continue to suffer losses, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.

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

WE MAY LOSE AN IMPORTANT CUSTOMER. During fiscal 2012, the largest ten customers accounted for approximately 41% of the Company's revenues and one customer accounted for 11% of the Company's revenues. There can be no assurance that one or more of these customers will not cease or materially decrease their business with the Company in the future and that our financial performance will not be adversely affected thereby.

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

WE FACE COMPETITION FROM DRAM MANUFACTURERS. DRAM manufacturers not only sell their product as discrete devices, but also as finished memory modules. They primarily sell these modules directly to OEMs and large distributors and as such compete with us. There can be no assurance that DRAM manufacturers will not expand their market and customer base, and our profit margins and earnings could be adversely affected.

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

ANY CLAIM THAT OUR PRODUCTS ARE DEFECTIVE COULD HARM OUR BUSINESS. We undertake to produce consistently high-quality products, free of defects and errors. Nevertheless, it is possible that our products, may contain errors or defects. Our products are complex and must meet stringent user requirements, and we have consistently provided a lifetime warranty for our products. Any customer claims of errors or defects could result in increased expenditures for product testing, or increase our service costs and potentially lead to increased warranty claims. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from third parties. These factors could result in the rejection of our products, product recalls, damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and harm our operating results and financial condition.

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

THE INVESTMENTS WE MAKE IN RESEARCH AND DEVELOPMENT MAY NOT LEAD TO PROFITABLE NEW PRODUCTS. The Company has implemented a strategy to introduce new and complementary products into its offerings portfolio, and expects to spend substantial sums of money on research and development of such possible new products. Specifically, the Company has made considerable investments in research and development of the XcelaSAN product line. There can be no assurance, however, that these research and development expenditures will result in the identification or exploitation of any products that can be profitably sold by the Company.

WE MAY BE ADVERSELY AFFECTED BY EXCHANGE RATE FLUCTUATIONS. A portion of our accounts receivable and a portion of our expenses are denominated in foreign currencies. These proportions change over time. As a result, the Company's revenues and expenses may be adversely affected, from time to time, by changes in the relationship of the dollar to various foreign currencies on foreign exchange markets. Currently, the Company does not hedge its foreign currency risks, but could do so in the future.

WE MAY INCUR INTANGIBLE ASSET AND GOODWILL IMPAIRMENT CHARGES WHICH COULD HARM OUR PROFITABILITY. The Company took an impairment charge of $2.4 million on capitalized software development costs that were written down to zero in the third quarter of fiscal 2012. We periodically review the carrying values of our intangible assets and goodwill to determine whether such carrying values exceed the fair market value. Our goodwill is subject to an annual review for goodwill impairment. If impairment testing indicates that the carrying value exceeds its fair value, the intangible assets or goodwill is deemed impaired. Accordingly, an impairment charge would be recognized in the period identified, which could reduce our profitability.

THE MARKET PRICE FOR OUR COMMON STOCK HAS EXPERIENCED SIGNIFICANT PRICE AND VOLUME VOLATILITY AND MAY CONTINUE TO EXPERIENCE SIGNIFICANT VOLATILITY IN THE FUTURE. Our stock price has experienced significant price and volume volatility for the past several years, and our stock price is likely to experience significant volatility in the future, which could result in investors losing all or part of their investments. We believe that such fluctuations will continue as a result of many factors, including financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply and demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts, as well as a result of numerous factors outside our control. Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock. A significant adverse change in the market value of our common stock could also trigger an interim goodwill impairment test that may result in a non-cash impairment charge. In addition, we have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price.

OUR STOCK HAS LIMITED LIQUIDITY. Although our stock is publicly traded, it has been observed that this market is "thin." As a result, the common stock may trade at a discount to what would be its value if the stock enjoyed greater liquidity.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORSEEABLE FUTURE. We have rarely declared or paid any dividends on our common stock. We anticipate that we will retain any future earnings to support operations and to finance the development of our business and do not expect to pay cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

OUR STOCK COULD BE DELISTED FROM THE NASDAQ CAPITAL MARKET. On January 31, 2012, The Company received a letter from the Listing Qualifications Department of The NASDAQ OMX Group ("NASDAQ") notifying the Company that it was not in compliance with the $1 per share minimum bid price requirement for continued inclusion on The NASDAQ Capital Market set forth in NASDAQ Marketplace Rule 5550(a)(2) for the last 30 consecutive trading days prior to the date of NASDAQ's letter. NASDAQ's letter has no immediate effect on the listing of the Company's common stock on The NASDAQ Capital Market, and its common stock will continue to trade on The NASDAQ Capital Market under the symbol "DRAM."

In accordance with NASDAQ Marketplace Rules, the Company has until July 30, 2012 to regain compliance. The letter further advises that such compliance can be achieved if, at any time before July 30, 2012, the closing bid price of the Company's common stock is at least $1 for a minimum of 10 consecutive trading days. NASDAQ's letter further states that if the Company does not regain compliance with the minimum bid price requirement by July 30, 2012, it may be eligible for an additional 180 day period to regain compliance.

The Company is actively pursuing available options to regain compliance, and has submitted a request to NASDAQ for an additional 180 day grace period to regain compliance.

WE MAY HAVE TO EFFECT A REVERSE SPLIT IN ORDER TO REGAIN COMPLIANCE FOR LISTING ON THE NASDAQ CAPITAL MARKET. If the Company’s share repurchase program does not succeed in raising the closing price of the Company’s common stock to $1.00 or more for ten consecutive trading days, the Company may have to effect a reverse split sufficient enough to achieve the $1.00 minimum price for the required period.

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

WE ARE A PARTY TO A LITIGATION THAT COULD CAUSE US TO INCUR SUBSTANTIAL COST AND PAY SUBSTANTIAL DAMAGES. The landlord for property previously leased by the Company in Ivyland, Pennsylvania filed suit against the Company, which vacated the property at the expiration of its lease. The Company denies liability and, after consulting with legal counsel, estimates that any amounts ultimately due by the Company will not have a material impact on the Company’s financial condition. The Company does not believe at this time that an unfavorable outcome is likely. The ultimate outcome of the suit is unknown, however, and an unfavorable decision may result in monetary damages that could adversely affect the financial resources of the Company.

ADVERSE GLOBAL ECONOMIC CONDITIONS AND INSTABILITY IN FINANCIAL MARKETS MAY HARM OUR BUSINESS AND ADVERSELY AFFECT OUR OPERATING RESULTS. Adverse or worsening economic conditions or the instability of financial markets in the United States, Europe, Asia or other parts of the world have a negative affect on our business. When there are such adverse conditions or instability, many of our direct and indirect customers may delay or reduce their purchases of our products and systems containing our products. In addition, several of our customers rely on credit financing in order to purchase our products. If the negative conditions in the global credit markets prevent our customers' access to credit or render them insolvent, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses or remaining solvent, they may become unable to offer the materials we use to manufacture our products. We believe we have obtained adequate available insurance to address the business which can be insured against with respect to our business. However, these events could result in reductions in our revenue, increased price competition, and increased operating costs, which could adversely affect our business, financial condition, results of operations, and cash flows.

GOVERNMENT REGULATIONS MAY HAVE A NEGATIVE AFFECT ON OUR BUSINESS. Government regulators, or our customers, may in the future require us to comply with product or manufacturing standards that are more restrictive than current laws and regulations related to environmental matters, conflict minerals or other social responsibility initiatives. The implementation of these standards could affect the sourcing, cost and availability of materials used in the manufacture of our products. For example, there may be only a limited number of suppliers offering “conflict free” metals used in our products, and there can be no assurance that we will be able to obtain such metals in sufficient quantities or at competitive prices. Also, we may face challenges with regulators and our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are conflict free. Non-compliance with these standards could cause us to lose sales to these customers and compliance with these standards could increase our costs, which may harm our operating results.

CHANGES TO FINANCIAL ACCOUNTING STANDARDS MAY AFFECT OUR RESULTS OF OPERATIONS AND CAUSE US TO CHANGE OUR BUSINESS PRACTICES. We prepare our financial statements to conform to U.S. GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our consolidated reported results and may affect our reporting of transactions completed before a change in accounting principles is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

WE MAY SUFFER A BREACH OF OUR COMPUTER SECURITY MEASURES, WHICH COULD HARM OUR BUSINESS. If our security measures are breached and unauthorized access is obtained to our information technology systems, we may lose proprietary data or suffer damage to our business. Our security measures may be breached as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. We believe we have obtained adequate available insurance to address the business which can be insured against with respect to our business. However, any security breach could result in disclosure of our trade secrets or confidential customer, supplier or employee data, or harm our ability to carry on our business, all of which could result in legal liability, harm to our reputation and otherwise harm our business.

ARMED HOSTILITIES, TERRORISM, NATURAL DISASTERS, PROPERTY DAMAGE, PUBLIC HEALTH OR OTHER ISSUES COULD HARM OUR BUSINESS. Armed hostilities, terrorism, natural disasters, damage to property (through fire, flood, or other similar occurrence), telecommunications or transportation/shipping interruptions, epidemic or public health issues, whether in the U.S. or abroad, could cause damage or disruption to us, our facilities and infrastructure, our suppliers, or our customers, or could create political or economic instability, any of which could harm our business. These events could cause a decrease in demand for our products, could make it difficult or impossible for us to deliver products or for our suppliers to deliver components, and could create delays and inefficiencies in our supply chain. We believe we have obtained adequate available insurance to address the business which can be insured against with respect to our business, but there can be no assurance that our insurance will cover such risks or would adequately remediate any harm to us from any such event.

The severe flooding in Thailand which occurred during Fiscal 2012 caused damage to infrastructure and factories that resulted in a shutdown for several months of hard drive manufacturing, which has resulted in shortages and price increases and has otherwise adversely affected our operations. If we are unsuccessful in our continuing efforts to minimize the impact of this event (or of any future event) these events on our customers and operations, our business and financial results could suffer.

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

Rent expense amounted to approximately $516,000, $655,000 and $654,000 for fiscal 2012, fiscal 2011 and fiscal 2010 respectively.

Item 3. LEGAL PROCEEDINGS

The landlord for the property previously leased by the Company in Ivyland, Pennsylvania filed suit against the Company, which vacated the property at the expiration of its lease, for the Company’s alleged failure to restore the property to its original condition. The landlord is currently in possession of a security deposit in the amount of $52,000. The Company denies its liability for the restoration of the property and believes that the outcome cannot be determined at this time. After consulting with legal counsel, management estimates that any amounts ultimately due by the Company will not have a material impact on the Company’s financial condition.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Incorporated by reference herein is the information set forth in the Company's 2012 Annual Report to Security Holders under the caption "Common Stock Information" and the information from the Definitive Proxy Statement under the caption "Equity Plan Compensation Information." No shares were sold other than pursuant to a registered offering during fiscal 2012. In the fourth quarter of fiscal 2012, the Company purchased 43,900 shares of its common stock, in the open market.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2012 to April 30, 2012	43,900	1.03	43,900	956,100
Total	43,900	1.03	43,900	956,100

Item 6. SELECTED FINANCIAL DATA

Incorporated by reference herein is the information set forth in the 2012 Annual Report to Security Holders under the caption "Selected Financial Data".

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Incorporated by reference herein is the information set forth in the 2012 Annual Report to Security Holders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation".

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference herein is the information set forth in the 2012 Annual Report to Security Holders under the caption "Quantitative and Qualitative Disclosure about Market Risk".

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.

*Incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2012. This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting as it is not required.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference herein is the information set forth in the Definitive Proxy Statement under the caption "Principal Accountant Fees and Services."

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements incorporated by reference into Part II of this Report.

2. The documents identified in the Exhibit Index which appears on page 21.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATARAM CORPORATION

(Registrant)

Date: July 27, 2012	By: /s/ JOHN H. FREEMAN
John H. Freeman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: July 27, 2012	By: /s/ THOMAS A. MAJEWSKI
Thomas A. Majewski, Chairman of the
Board of Directors

Date: July 27, 2012	By: /s/ JOHN H. FREEMAN
John H. Freeman, President
Chief Executive Officer and Director

Date: July 27, 2012	By: /s/ ROGER C. CADY
Roger C. Cady, Director

Date: July 27, 2012	By: /s/ ROSE ANN GIORDANO
Rose Ann Giordano, Director

Date: July 27, 2012	By: /s/ MARC P. PALKER
Marc P. Palker
Chief Financial Officer
(Principal Financial & Accounting Officer)

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 25, 2008.

3(b)	By-Laws. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 25, 2008.

4(a)	Specimen certificate for shares of common stock. Incorporated by reference from Exhibits to a registration statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333- 173212, on March 31, 2011.

4(b)	Form of Indenture. Incorporated by reference from Exhibits to a registration statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333-173212, on March 31, 2011.

4(c)	Form of Debt Security (included in Exhibit 4(b)). Incorporated by reference from Exhibits to a registration statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333- 173212, on March 31, 2011.

4(d)	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

10(a)	2001 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 26, 2001.

10(b)	Savings and Investment Retirement Plan, January 1, 2001 Restatement.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2003.

10(c)	2011 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 22, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 16, 2011.

10(d)	Lease Agreement dated as of April 4, 2011, between Hillier Properties, L.L.C., and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 28, 2011.

10(e)	Asset Purchase Agreement, dated March 20, 2009, by and among Dataram Corporation, Micro Memory Bank, Inc. and Mr. David Sheerr. Incorporated by reference from Exhibits to a Current Report on Form 8-K/A with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 26, 2009.

10(f)	Lease Agreement, dated December 31, 2000, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(g)	Lease Renewal Agreement, dated February 13, 2006, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 28, 2009.

10(h)	Lease Renewal Agreement, dated February 10, 2011, between Nappen & Associates and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 28, 2011.

10(i)	Employment Agreement of Jeffrey H. Duncan dated as of February 1, 2005.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2005.

10(j)	Employment Agreement of David Sheerr dated as of March 31, 2009.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2010, filed with the Securities and Exchange Commission, SEC file number 001-08266, July 29, 2010.

10(k)	Product Consignment And Sale Agreement, dated as of July 27, 2010, Between Sheerr Memory, Inc. and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(l)	Note and Security Agreement, dated as of December 14, 2011, by and among David Sheerr and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(m)	Consignment Termination letter, dated December 14, 2011, between Sheerr Memory, Inc. and Dataram corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(n)	Loan and Security Agreement, dated as of July 27, 2010, between Crestmark Capital Lending LLC and Dataram Corporation. Amended and restated On May 17, 2012 Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010 and May 23, 2012.

10(o)	Schedule to Loan and Security Agreement, dated as of July 27, 2010, between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(p)	Promissory Note, dated as of July 27, 2010, from Dataram Corporation to Crestmark Capital Lending LLC. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010. 10(q) Amendment No. 2, dated as of February 9, 2012, to Loan and Security Agreement between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 7, 2012.

10(r)	Amended and Restated Promissory Note, dated as of February 9, 2012, between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 7, 2012.

10(s)	Amended and Restated Schedule, dated May 17, 2012, to Loan and Security Agreement between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 23, 2012.

10(t)	Amended and Restated Promissory Note, dated May 17, 2012, between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 23, 2012.

10(u)	Placement Agency Agreement, dated as of May 11, 2011, by and between Dataram Corporation and Aegis Capital. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

10(v)	Form of Securities Purchase Agreement, dated as of May 11, 2011, by and between Dataram Corporation and each of the purchasers identified on the signature pages thereto. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

10(w)	Patent Purchase Agreement, dated as of March 29, 2012, by and between Dataram Corporation and Phan Tia Group Pte, LLC. Incorporated by reference from Exhibits to Amendment No. 1 to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on April 24, 2012.

13(a)	2012 Annual Report to Shareholders

14(a)	Code of Ethics. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 20, 2005.

23(a)	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

31(a)	Rule 13a-14(a) Certification of John H. Freeman

31(b)	Rule 13a-14(a) Certification of Marc P. Palker

32(a)	Section 1350 Certification of John H. Freeman (Furnished not Filed)

32(b)	Section 1350 Certification of Marc P. Palker (Furnished not Filed

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management Contract or Compensatory Plan or Arrangement

