Form 10-Q
period 2012-07-31
DATARAM CORP
filed 2012-09-14
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b of the Exchange Act. (Check One):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of September 10, 2012, there were 10,703,309 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation and Subsidiaries

Consolidated Balance Sheets

July 31, 2012 and April 30, 2012

	July 31, 2012	April 30, 2012
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,122,971	$3,274,741
Accounts receivable, less allowance for doubtful accounts and sales returns of $200,000 at July 31, 2012 and April 30, 2012	3,015,096	2,604,775
Inventories	3,801,321	2,932,072
Other current assets	500,585	115,652
Total current assets	8,439,973	8,927,240

Note receivable	375,000	-

Property and equipment, at cost:
Machinery and equipment	11,975,980	11,975,980
Leasehold improvements	607,867	607,867
	12,583,847	12,583,847
Less: accumulated depreciation and amortization	11,945,435	11,885,435
Net property and equipment	638,412	698,412
Other assets	81,449	54,832
Intangible assets, net of accumulated amortization	255,666	296,566
Goodwill	1,453,034	1,453,034
	$11,243,534	$11,430,084

Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$951,383	$120,986
Accounts payable	1,172,145	1,017,328
Accrued liabilities	645,720	765,623
Due to related party – current portion	366,667	333,333
Total current liabilities	3,135,915	2,237,270

Due to related party – long term	1,600,000	1,666,667

Total liabilities	4,735,915	3,903,937

Stockholders' equity:
Common stock, par value $1.00 per share.
Authorized 54,000,000 shares; issued and outstanding 10,703,309 at July 31, 2012 and April 30, 2012	10,703,309	10,703,309
Treasury stock 181,554 shares as of July 31, 2012 and 43,900 shares as of April 30, 2012 at cost	(187,561)	(45,299)
Additional paid-in capital	10,395,217	10,295,766
Accumulated deficit	(14,403,346)	(13,427,629)

Total stockholders' equity	6,507,619	7,526,147
	$11,243,534	$11,430,084

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Operations

Three Months Ended July 31, 2012 and 2011

(Unaudited)

	2012	2011

Revenues	$7,998,485	$10,269,806

Costs and expenses:
Cost of sales	6,304,447	7,375,471
Engineering	206,108	181,436
Selling, general and administrative	2,354,217	3,453,091
	8,864,772	11,009,998

Loss from operations	(866,287)	(740,192)

Other income (expense):
Interest expense, net	(71,382)	(102,598)
Currency loss	(38,048)	(11,167)
Total other expense, net	(109,430)	(113,765)

Loss before income taxes	(975,717)	(853,957)

Income tax expense	-	-
Net loss	$(975,717)	$(853,957)

Net loss per share of common stock
Basic	$(.09)	$(.08)
Diluted	$(.09)	$(.08)

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended July 31, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(975,717)	$(853,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,900	178,567
Bad debt expense	3,296	1,412
Stock-based compensation expense	99,451	148,252
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(413,617)	790,831
Decrease (increase) in inventories	(869,249)	128,734
Increase in other current assets	(384,933)	(35,029)
Decrease (increase) in other assets	(26,617)	14,525
Increase (decrease) in accounts payable	154,817	(1,009,820)
Increase (decrease) in accrued liabilities	(119,903)	64,341
Net cash used in operating activities	(2,431,572)	(572,144)
Cash flows from investing activities:
Acquisition of business	-	(57,364)
Additions to property and equipment	-	(205,067)
Software development costs	-	(632,638)
Issuance of note receivable	(375,000)	-
Net cash used in investing activities	(375,000)	(895,069)
Cash flows from financing activities:
Net borrowings (payments) under revolving credit line	830,397	(1,129,072)
Payments under related party note payable	(33,333)	-
Net proceeds from sale of common shares	-	2,997,875
Purchase of treasury stock	(142,262)	-
Net cash provided by financing activities	654,802	1,868,803

Net increase (decrease) in cash and cash equivalents	(2,151,770)	401,590

Cash and cash equivalents at beginning of period	3,274,741	345,105

Cash and cash equivalents at end of period	$1,122,971	$746,695

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$71,114	$92,858
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2012 and 2011

(Unaudited)

(1) Basis of Presentation

The information for the three months ended July 31, 2012 and 2011 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2012 included in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2012 balance sheet has been derived from these statements.

The consolidated financial statements for the three months ended July 31, 2012 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Based on the cash provided by a securities purchase agreement entered into in May 2011 and described in Note 11, and the cash flows provided from a sale of the patents in March of 2012 along with the Company’s ability to borrow under its current agreement with a financial institution, management has concluded that the Company’s short-term liquidity needs have been satisfied.  There can be no assurance, however, that in the short-term, realized revenues will be in line with the Company’s projections. Actual results may differ from such projections and are subject to certain risks including, without limitation, risks arising from: an adverse change in general economic conditions, changes in the price of memory chips, changes in the demand for memory systems for workstations and servers, changes in the demand for storage caching subsystems, increased competition in the memory systems and storage industries and other factors described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Management continues to evaluate the Company’s liquidity needs and expense structure and adjust its business plan as necessary. In order to satisfy long-term liquidity needs, the Company will need to generate profitable operations and positive cash flows.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including deferred tax asset valuation allowances and certain other reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and sales returns, the collectability of note receivable, the deferred income tax asset valuation allowance and other operating allowances and accruals. Actual results could differ from those estimates.

Engineering and Research and Development

Research and development costs are expensed as incurred, including Company-sponsored research and development and costs of patents and other intellectual property that have no alternative future use when acquired and in which we had an uncertainty in receiving future economic benefits. Development costs of a computer software product to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Technological feasibility of a computer software product is established when all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications (including functions, features and technical performance requirements) are completed. The Company had been developing computer software for its XcelaSAN storage caching product line. On November 4, 2010, the Company determined that technological feasibility of the product was established, and development costs subsequent to that date have been capitalized. Prior to November 4, 2010, the Company expensed all development costs related to this product line. In the third quarter of fiscal 2012 when the product was made available for general release to customers, the Company discontinued capitalizing development costs.

During the third quarter of fiscal 2012, the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company capitalized approximately $907,000 of XcelaSAN development cost in the first six months of fiscal 2012. The Company capitalized approximately $1,480,000 of XcelaSAN research and development costs in fiscal 2011. The Company determined in fiscal 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written down to zero.

Advertising

Advertising is expensed as incurred and amounted to approximately $25,000 in fiscal 2013’s first quarter compared to approximately $98,000 in the comparable prior year period.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the “Expenses – Income Taxes Topic” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position.  There are no material unrecognized tax positions in the financial statements. As of July 31, 2012, the Company had Federal and state net operating loss (“NOL”) carry-forwards of approximately $19.0 million and $17.1 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2032 for Federal tax purposes and 2016 and 2032 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements at July 31, 2012 and April 30, 2012.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three months ended July 31, 2012 and 2011 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options and warrants outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the three month periods ended July 31, 2012 and 2011:

	Three Months ended July 31, 2012
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(975,717)	10,703,309	$(.09)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(975,717)	10,703,309	$(.09)

	Three Months ended July 31, 2011
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(853,957)	10,394,613	$(.08)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(853,957)	10,394,613	$(.08)

Diluted net loss per common share for the three month periods ended July 31, 2012 and 2011 do not include the effect of options to purchase 1,895,900 and 1,899,200 shares, respectively, of common stock because they are anti-dilutive. Diluted net loss per common share for the three month periods ended July 31, 2012 and 2011 do not include the effect of warrants to purchase 1,331,250 and nil shares, respectively, of common stock because they are anti-dilutive.

Common Stock Repurchases

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 500,000 shares of the Company’s common stock. On April 10, 2012, the Company announced the additional authorization to repurchase up to 828,000 shares of the Company’s common stock which at that time made the total available for purchase of up to 1,000,000 shares. In fiscal 2013’s first quarter ended July 31, 2012 the Company repurchased 137,664 shares for a total cost of $142,262, versus nil in the prior year first quarter. As of July 31, 2012, the total number of shares authorized for purchase under the program is 818,436 shares.

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

The Company also has a 2011 incentive and non-statutory stock option plan for the purpose of permitting certain key employees and consultants to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. No executive officer or director of the Company is eligible to receive options under the 2011 plan. In general, the plan allows granting of up to 200,000 shares of the Company’s common stock at an option price to be no less than the fair market value of the Company’s common stock on the date such options are granted. Options granted under the plan vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted under the plan range from one to five years. There have been nil shares granted under this plan.

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

On September 23, 2010, the Company granted Mr. Sheerr, who is employed by the Company as the General Manager of the acquired MMB business unit described in Note 4 and is an executive officer of the Company, nonqualified stock options to purchase 100,000 shares of the Company’s common stock pursuant to his employment agreement. On September 22, 2011, the Company granted Mr. Sheerr additional nonqualified stock options to purchase 100,000 shares of the Company’s common stock, pursuant to his employment agreement. On July 19, 2012, the Company granted Mr. Sheerr additional nonqualified stock options to purchase 100,000 shares of the Company’s common stock, also pursuant to his employment agreement. The options granted are exercisable at a price representing the fair value at the date of grant and expire five years after date of grant. The options vest in one year.

New shares of the Company's common stock are issued upon exercise of stock options.

As required by the “Compensation - Stock Compensation Topic” of the FASB, the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments are accounted for using a fair value-based method with a recognition of an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans.

Our consolidated statements of operations for the three months ended July 31, 2012 and July 31, 2011 include approximately $99,000 and $148,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments and, as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the three months ended July 31, 2012 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (1)	Aggregate intrinsic value (2)

Balance April 30, 2012	1,745,900	$2.34	5.29	$0

Granted	100,000	$0.69	–	–
Exercised	0	–	–	–
Expired	0	–	–	–
Balance July 31, 2012	1,845,900	$2.25	5.05	$0
Exercisable July 31, 2012	1,397,400	$2.51	5.01	$0
Expected to vest July 31, 2012	1,754,000	$2.25	5.05	–

(1)	This amount represents the weighted average remaining contractual life of stock options in years.

(2)	This amount represents the difference between the exercise price and $0.64, the closing price of Dataram common stock on July 31, 2012 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable. There were nil in-the-money options at July 31, 2012.

As of July 31, 2012, there was approximately $141,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately six months.

b. Other Stock Options

On June 30, 2008, the Company granted options to purchase 50,000 shares of the Company’s common stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price of $2.60 per share, which was the fair value at the date of grant, were 100% exercisable on the date of grant and expire ten years after the date of grant.

(3) Acquisition

On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. (“MMB”), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. Under the terms of the agreement with MMB, the remaining portion of the purchase price is contingently payable based upon the performance of the new Company business unit to be operated as a result of the acquisition of the (”MMB business unit”) and consists of a percentage, averaging 65%, payable quarterly, over the subsequent four years from acquisition date of earnings before interest, taxes, depreciation and amortization of the MMB business unit. For the three month period ended July 31, 2012, this amount totaled nil, in the comparable prior year period the amount totaled $57,364. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting. The results of operations of MMB for the period from the acquisition date, March 31, 2009, through July 31, 2012 have been included in the consolidated results of operations of the Company.

(4) Related Party Transactions

During the three month periods ending July 31, 2012 and 2011, the Company purchased inventories for resale totaling approximately $1,225,000 and $1,350,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as the general manager of the acquired MMB business unit described in Note 3 and is an executive officer of the Company. When the Company acquired certain assets of MMB, it did not acquire any of its inventories. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $438,000 and $557,000 of accounts payable in the Company’s consolidated balance sheets as of July 31, 2012 and 2011, respectively, is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to July 31, 2012 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under a previous Note. The Company has borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation are $33,333 per month beginning on July 15, 2012. For the next fiscal year following April 30, 2012, the principal amount due under this obligation is $333,333. In each of four fiscal periods from May 1, 2013 thru April 30, 2017, the principal amounts due under this obligation are $400,000. In the fiscal period from May 1, 2017 thru June 30, 2017, the principal amount due on this obligation is $66,667. Interest payable to Mr. Sheerr on July 31, 2012 was $16,935. Interest expense recorded for Mr. Sheerr in the first quarter of fiscal 2013 was $50,824. Interest expense recorded for Sheerr Memory in the first quarter of fiscal 2012 was $35,389. Interest payable to Sheerr Memory at July 31, 2011 was $12,495.

(5) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

(6) Accounts Receivable

Accounts receivable consists of the following categories:

	July 31, 2012	April 30, 2012
Trade receivables	$3,133,755	$2,620,461
VAT receivable	81,341	184,314
Allowance for doubtful accounts and sales returns	(200,000)	(200,000)
	$3,015,096	$2,604,775

(7) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2012 and April 30, 2012 consist of the following categories:

	July 31, 2012	April 30, 2012
Raw materials	$2,484,142	$1,921,151
Work in process	28,404	29,767
Finished goods	1,288,775	981,154
	$3,801,321	$2,932,072

(8) Note Receivable

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory, Inc. (Shoreline) and the Company whereby the Company will lend up to $1.5 million to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into common stock of Shoreline on or before its maturity date. Each time the Company advances money under the note, the Company is granted 1% of the common stock for every $100,000 advanced up to a maximum of 15%. This is in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline common stock. The conversion is at the rate of 1% of the outstanding common stock for each $100,000 converted up to a maximum of 15%. This note matures in three years and at that time Shoreline must repay the note or the Company must convert the note into common stock. The note is secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding common stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary. The warrant prescribes a formula to determine the price per share at the time of exercise. If all the amounts under the note are advanced and converted and the full warrant is exercised, the Company will own 60% of the outstanding common stock of Shoreline. The note was executed simultaneously with a Master Services Agreement, which details the parameters under which the Company and Shoreline will fulfill orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. The additional monies which may be borrowed is to continue to fund purchases for orders received. Simultaneously with the issuance of the Note, the Company acquired for $176, 15% of the equity ownership of Shoreline. The Company has placed no value on its investment in Shoreline, as it is a startup operation, with no equity as of July 31, 2012.

(9) Intangible Assets and Goodwill

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

The Company estimates that it has no significant residual value related to its intangible assets. Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense for the three months ended July 31, 2012 and 2011 totaled approximately $41,000 in each period. Intangible asset amortization is included in selling, general and administrative expense. The components of finite-lived intangible assets acquired are as follows:

	Weighted
	Average	July 31,	April 30,
	Life	2012	2012
Trade names	5 Years	$733,000	$733,000
Customer relationships	2 Years	758,000	758,000
Non-compete agreement	4 Years	68,000	68,000
Total gross carrying amount		1,559,000	1,559,000

Less accumulated amortization expense		1,303,334	1,262,434
Net intangible assets		$255,666	$296,566

The following table outlines the estimated future amortization expense related to intangible assets:

Year ending April 30:
2013	$162,566
2014	134,000
$296,566

(10) Financing Agreements

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000 which, according to the Company’s projections, will be sufficient to allow for maximum borrowing under the formulas provided for in the agreement. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility now allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. The total credit line remains at $3,500,000 and the tangible net worth covenant is $2,000,000, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. At July 31, 2012, the Company had approximately $1,518,000 of additional financing available to it under the terms of the agreement.

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

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under a previous Note. The Company has borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation are $33,333 per month beginning on July 15, 2012. For the next fiscal year following April 30, 2012, the principal amount due under this obligation is $333,333. In each of four fiscal periods from May 1, 2013 thru April 30, 2017, the principal amounts due under this obligation are $400,000. In the fiscal period from May 1, 2017 thru June 30, 2017, the principal amount due on this obligation is $66,667. Interest payable to Mr. Sheerr on July 31, 2012 was $16,935. Interest expense recorded for Mr. Sheerr in the first quarter of fiscal 2013 was $50,824.

(11) Securities Purchase Agreement

On May 11, 2011, the Company and certain investors entered into a securities purchase agreement in connection with a registered direct offering, pursuant to which the Company agreed to sell an aggregate of 1,775,000 shares of its common stock and warrants to purchase a total of 1,331,250 shares of its common stock to such investors for aggregate net proceeds, after deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $2,998,000. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and 0.75 of one warrant, with each whole warrant exercisable for one share of common stock. The purchase price was $1.88 per fixed combination. The warrants became exercisable six months and one day following the closing date of the Offering and will remain exercisable for five years thereafter at an exercise price of $2.26 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock. After the one year anniversary of the initial exercise date of the warrants, the Company has the right to call the warrants for cancellation for $.001 per share in the event that the volume weighted average price of the Company’s common stock for 20 consecutive trading days exceeds $4.52. On May 17, 2011, this transaction closed.

(12) Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2012 and 2011 by geographic region are as follows:

	Three months ended July 31, 2012	Three months ended July 31, 2011
United States	$5,975,204	$8,694,578
Europe	1,321,922	1,199,293
Other (principally Asia Pacific Region)	701,359	375,935
Consolidated	$7,998,485	$10,269,806

(13) Recently Adopted Accounting Guidance

There are no new pronouncements which affect the Company.

(14) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, trade receivables and note receivable. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. In regard to trade receivables, the Company performs ongoing evaluations of its customers' financial condition as well as general economic conditions and, generally, requires no collateral from its customers.

(15) Subsequent Events

On August 1, 2012, Shoreline borrowed an additional $375,000 from the Company, aggregating total indebtedness pursuant to the Note of $750,000. Outstanding indebtedness under the Note bears interest at Prime plus 3.0% (See Note 8).

On August 20, 2012, the Company executed an agreement to sell Advanced Micro Devices, Inc. ("AMD") licensed and branded versions of the Company's product, RAMDisk. The agreement provides for a three year term and may be terminated by either party on sixty (60) days written notice.

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

Executive Overview

Dataram Corporation is a developer, manufacturer and marketer of large capacity memory products primarily used in high-performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (“OEMs”) and compatible memory for leading brands including Dell, HP, IBM and Sun Microsystems. Additionally, the Company manufactures a line of memory products for Intel and AMD motherboard based servers. The Company has developed and currently markets a line of high-performance storage caching products.

The Company’s memory products are sold worldwide to OEMs, distributors, value-added resellers and end-users. The Company has one leased manufacturing facility in the United States with sales offices in the United States, Europe and Japan.

The Company is an independent memory manufacturer specializing in high-capacity memory and competes with several other large independent memory manufacturers as well as the OEMs mentioned above. The primary raw material used in producing memory boards is dynamic random access memory (DRAM) chips. The purchase cost of DRAMs is the largest single component of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAM chips.

The Company has entered into two agreements, one with Shoreline Memory Inc. ("Shoreline") and the other with Advanced Micro Devices, Inc. ("AMD") for the purpose of expanding its customer base and product offerings. The Master Services Agreement with Shoreline provides for the Company to fulfill 50% of the orders Shoreline receives from its primary customer. In addition, Shoreline has the ability to borrow up to $1,500,000 from the Company pursuant to a Convertible Senior Promissory Note ("Note"). The Note bears interest at Prime plus 3.0% and is convertible by the Company into equity ownership of Shoreline (See Note 8). The agreement with AMD provides for the Company to sell AMD licensed and branded versions of its RAMDisk software. Management is unable to determine the amount of revenue to be generated in fiscal 2013 from these agreements. However, these agreements, as well as other similar agreements, the Company believes will provide new revenue sources and expanded markets for the Company's products.

RAMDisk was acquired by Dataram in 2008. For the most part, the software was downloadable as freeware for personal use. Since the Company was able to track the number of downloads, it realized the popularity of the software and created a larger capacity version and commercial version for purchase. In fiscal 2012, approximately 2,580 were purchased for total revenue of $41,000. For the quarter ended July 31, 2012, approximately 860 were purchased for total revenues of approximately $22,000. The Company believes that the AMD branding of the product will increase its visibility and potential for increased revenue despite the free versions which will remain available.

Liquidity and Capital Resources

As of July 31, 2012, cash and cash equivalents amounted to approximately $1,123,000 and working capital amounted to approximately $5,304,000, reflecting a current ratio of 2.7. This compares to cash and cash equivalents of approximately $3,275,000 and working capital of approximately $6,690,000, reflecting a current ratio of 4.0 as of April 30, 2012.

During the three month period ended July 31, 2012, net cash used in operating activities totaled approximately $2,432,000. Net loss in the period totaled approximately $976,000 and included stock-based compensation expense of approximately $99,000 and depreciation and amortization expense of approximately $101,000. Inventories increased by approximately $869,000. The increase in inventories was a management decision to take advantage of favorable buying opportunities. Trade receivable increased by approximately $414,000. Other current assets increased by approximately $385,000. Most of the increase in other current assets was the result of accounts payable deposits to DRAM manufactures required to secure raw material. Accrued liabilities decreased by approximately $120,000. Accounts payable increased by approximately $155,000.

Net cash used in investing activities totaled approximately $375,000 for the three month period ended July 31, 2012 and was the result of the issuance of a note receivable to Shoreline Memory described in Note 8 to the consolidated financial statements.

Net cash provided by financing activities totaled approximately $655,000 for the three month period ended July 31, 2012 and consisted primarily of proceeds from borrowings under a revolving credit facility of approximately $830,000, more fully described in Note 11 to the consolidated financial statements. The Company also purchased approximately $142,000 of treasury stock. The Company also made the first principal payment of $33,333 to Mr. Scheerr under the Note and Security agreement, more fully described in Note 4 to the Consolidated Financial Statements.

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000 which, according to the Company’s projections, will be sufficient to allow for maximum borrowing under the formulas provided for in the agreement. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility now allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. The total credit line remains at $3,500,000 and the tangible net worth covenant is $2,000,000, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. At July 31, 2012, the Company had approximately $1,518,000 of additional financing available to it under the terms of the agreement

On May 11, 2011, the Company and certain investors entered into a securities purchase agreement pursuant to which the Company agreed to sell an aggregate of 1,775,000 shares of its common stock and warrants to purchase a total of 1,331,250 shares of its common stock to such investors. The aggregate net proceeds of such offering and sale, after deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, was approximately $2,998,000. The transaction closed on May 17, 2011.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under a previous agreement that the Company entered into with Sheerr Memory on July 27, 2010. The Company has borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation are $33,333 per month beginning on July 15, 2012. For the next fiscal year following April 30, 2012, the principal amount due under this obligation is $333,333. In each of four fiscal periods from May 1, 2013 thru April 30, 2017, the principal amounts due under this obligation are $400,000. In the fiscal period from May 1, 2017 thru June 30, 2017, the principal amount due on this obligation is $66,667. Interest payable to Mr. Sheerr on July 31, 2012 was $16,935.

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline and the Company whereby the Company will lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into common stock of Shoreline on or before its maturity date. Each time the Company advances money under the note, the Company is granted 1% of the common stock for every $100,000 advanced up to a maximum of 15%. This is in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline common stock. The conversion is at the rate of 1% of the outstanding common stock for each $100,000 converted up to a maximum of 15%. This note matures in three years and at that time Shoreline must repay the note or the Company must convert the note into common stock. The note is secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding common stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary. The warrant prescribes a formula to determine the price per share at the time of exercise. If all the amounts under the note are advanced and converted and the full warrant is exercised, the Company will own 60% of the outstanding common stock of Shoreline. The note was executed simultaneously with a Master Services Agreement which details the parameters under which the Company and Shoreline will fulfill orders from Shoreline’s primary customer. On July 31, 2012 the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. The additional monies which may be borrowed are to continue to fund purchases for orders received. The note receivable is guaranteed by Shoreline Capital which has the same ownership as Shoreline. The company monitors the financial condition of Shoreline Capital on a quarterly basis and evaluates the collectability of the note receivable should the guarantee be needed to repay the loan.

Based on the cash provided by a securities purchase agreement entered into in May 2011 and described in Note 11, and the cash flows provided from a sale of the patents in March of 2012 along with the Company's ability to borrow under its current agreement with a financial institution, management has concluded that the Company's short-term liquidity needs have been satisfied.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2012 are as follows:

Year ending April 30
2013	$352,000
2014	365,000
2015	374,000
2016	368,000
2017	114,000
Thereafter	–
Total minimum lease payments	$1 ,573,000

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended July 31, 2011 were $7,998,000 compared to revenues of $10,270,000 for the comparable prior year period. The decrease in revenues from the prior year’s first quarter was primarily a result of a decrease in average selling prices attributable to a decline in the price of DRAM chips, the primary raw material used in the Company’s products. The average purchase price of DRAM chips that the Company uses in its products declined by approximately 43% year over year.

Revenues for the three months ended July 31, 2012 and 2011 by geographic region are as follows:

	Three months ended July 31, 2012	Three months ended July 31, 2011
United States	$5,975,000	$8,695,000
Europe	1,322,000	1,199,000
Other (principally Asia Pacific Region)	701,000	376,000
Consolidated	$7,998,000	$10,270,000

Cost of sales for the three month period ended July 31, 2012 was $6,304,000 versus $7,375,000 in the prior year comparable period. Cost of sales as a percentage of revenues for the fiscal quarters ended July 31, 2012 and 2011 were 79% and 72%, respectively. The increase in cost of sales as a percentage of revenues in the current fiscal year period was primarily the result of reduced average selling prices. Fluctuations in cost of sales as a percentage of revenues are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering expense in fiscal 2013's first quarter was $206,000 versus $181,000 for the same respective prior year period.

Research and development expense in fiscal 2013’s and 2012’s first quarter was nil. In fiscal 2012’s first quarter ended July 31, 2011, the Company capitalized $633,000 of costs related to the XcelaSAN . During the third quarter of fiscal 2012, the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company capitalized approximately $907,000 of XcelaSAN development cost in the first six months of fiscal 2012. The Company capitalized approximately $1,480,000 of XcelaSAN research and development costs in fiscal 2011. The Company determined in fiscal 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written off.

Selling, general and administrative expense in fiscal 2012’s first quarter totaled $2,354,000 versus $3,453,000 in the same prior year period, a decrease of approximately $1,100,000. The decrease in this year’s first quarter expense is primarily the result of decreased selling and marketing expenses related to the Company’s XcelaSAN product totaling approximately $1,000,000. The balance of the decrease in selling, general and administrative expense was related to the traditional memory business for employee related cost, from reduced head count.

Other income (expense), net for the first quarter of fiscal 2013 totaled expense of $109,000 versus $114,000 of expense for the same prior year period. Other expense in fiscal 2013’s first quarter consisted primarily of interest expense of $71,000 and $38,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. Prior year three month other expense totaled $114,000 and consisted of $103,000 of interest expense and $11,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar.

Income tax expense for the first quarter of fiscal 2013 and 2012 were nil. The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses – Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position.  There are no material unrecognized tax positions in the financial statements. As of July 31, 2012, the Company had Federal and state net operating loss (“NOL”) carry-forwards of approximately $19.0 million and $17.1 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2032 for Federal tax purposes and 2016 and 2032 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets, which are reported net of a full valuation allowance in the Company’s consolidated financial statements at July 31, 2012 and April 30, 2012.

Critical Accounting Policies

During December 2001, the Securities and Exchange Commission (“SEC”) published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most “critical accounting policies” in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended April 30, 2012, the Company believes the following accounting policies to be critical:

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

Research and Development - Research and development costs are expensed as incurred, including Company-sponsored research and development and costs of patents and other intellectual property that have no alternative future use when acquired and in which we had an uncertainty in receiving future economic benefits. Development costs of a computer software product to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Technological feasibility of a computer software product is established when all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications (including functions, features and technical performance requirements) are completed.

Long-Lived Assets -Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less cost to sell, and no longer depreciated. The Company considers various valuation factors, principally undiscounted cash flows, to assess the fair values of long-lived assets.

Income Taxes - The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the “Expenses – Income Taxes” Topic of the FASB ASC. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position.  There are no material unrecognized tax positions in the financial statements.

Goodwill - Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is March 1.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including deferred income tax asset valuation allowances and certain other reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and sales returns, the deferred income tax asset valuation allowance, the collectability of note receivable and other operating allowances and accruals. Actual results could differ from those estimates.

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

The Company purchases and sells primarily in U.S. dollars. The Company sells in foreign currency (primarily Euros) to a limited number of customers and as such incurs some foreign currency risk. At any given time, approximately 5% to 10% of the Company’s accounts receivable are denominated in currencies other than U.S. dollars. At present, the Company does not purchase forward contracts as hedging instruments, but could do so as circumstances warrant.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

No reportable event.

Item 4. MINE SAFETY DISCLOSURES

No reportable event.

Item 5. Other Information.

No reportable event.

Item 6. Exhibits.

Exhibit No	Description

10.1	Dataram Corporation CONVERTIBLE SENIOR PROMISSORY NOTE

10.2	Dataram Corporation Security Agreement

31(a)	Rule 13a-14(a) Certification of John H. Freeman.

31(b)	Rule 13a-14(a) Certification of Marc P. Palker.

32(a)	Section 1350 Certification of John H. Freeman (furnished not filed).

32(b)	Section 1350 Certification of Marc P. Palker (furnished not filed).

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) To be filed by amendment pursuant to Section 405(a)(2)(ii) of Regulation S-T.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATARAM CORPORATION

Date: September 14, 2012	By:	/s/ MARC P. PALKER
Marc P. Palker
Chief Financial Officer

