Form 10-Q
period 2013-01-31
DATARAM CORP
filed 2013-03-22
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of March 22, 2013, there were 1,755,626 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation and Subsidiaries

Consolidated Balance Sheets

January 31, 2013 and April 30, 2012

	January 31, 2013	April 30, 2012
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$759,346	$3,274,741
Accounts receivable, less allowance for doubtful accounts and sales returns of $200,000 at January 31, 2013 and April 30, 2012	2,308,049	2,604,775
Inventories	2,912,637	2,932,072
Other current assets	115,698	115,652
Total current assets	6,095,730	8,927,240

Note receivable	750,000	—

Property and equipment, at cost:
Machinery and equipment	11,732,970	11,975,980
Leasehold improvements	607,867	607,867
	12,340,837	12,583,847
Less: accumulated depreciation and amortization	11,841,475	11,885,435
Net property and equipment	499,362	698,412

Other assets	55,918	54,832
Intangible assets, net of accumulated amortization	173,866	296,566
Goodwill	1,521,555	1,453,034
	$9,096,431	$11,430,084

Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$1,472,350	$120,986
Accounts payable	630,812	1,017,328
Accrued liabilities	642,821	765,623
Due to related party – current portion	400,000	333,333
Total current liabilities	3,145,983	2,237,270

Due to related party – long term	1,366,667	1,666,667

Total liabilities	4,512,650	3,903,937

Stockholders' equity:
Common stock, par value $1.00 per share.
Authorized 9,000,000 shares; 1,755,626 issued and outstanding at January 31, 2013 and 1,783,885 issued and 1,776,568 outstanding at April 30, 2012	1,755,626	1,783,885
Treasury stock 7,317 shares as of April 30, 2012 at cost	—	(45,299)
Additional paid-in capital	19,260,921	19,215,190
Accumulated deficit	(16,432,766)	(13,427,629)

Total stockholders' equity	4,583,781	7,526,147
	$9,096,431	$11,430,084

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Operations

Three and Nine Months Ended January 31, 2013 and 2012

(Unaudited)

	2013		2012
	Three Months	Nine Months	Three Months	Nine Months

Revenues	$6,438,961	$21,396,469	$8,420,135	$29,095,949

Costs and expenses:
Cost of sales	4,928,798	17,005,203	6,749,616	22,010,316
Engineering	152,388	548,224	181,142	560,505
Selling, general and administrative	2,069,826	6,613,321	3,149,333	9,978,428
Impairment of capitalized software	—	—	2,387,241	2,387,241
	7,151,012	24,166,748	12,467,332	34,936,490

Loss from operations	(712,051)	(2,770,279)	(4,047,197)	(5,840,541)

Other income (expense):
Interest expense, net	(73,586)	(216,336)	(100,077)	(298,294)
Currency gain (loss), net	3,974	(18,522)	(30,456)	(71,727)
Total other expense, net	(69,612)	(234,858)	(130,533)	(370,021)

Loss before income taxes	(781,663)	(3,005,137)	(4,177,730)	(6,210,562)

Income tax expense	—	—	4,881	4,881
Net loss	$(781,663)	$(3,005,137)	$(4,182,611)	$(6,215,443)

Net loss per share of common stock
Basic	$(.44)	$(1.68)	$(2.34)	$(3.52)
Diluted	$(.44)	$(1.68)	$(2.34)	$(3.52)

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended January 31, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(3,005,137)	$(6,215,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327,700	525,699
Bad debt expense	57,888	17,885
Stock-based compensation expense	205,033	378,523
Impairment of software development cost	—	2,387,241
Changes in operating assets and liabilities:
Decrease in accounts receivable	238,838	1,849,199
Decrease in inventories	19,435	2,138,100
Decrease (increase) in other current assets	(46)	30,992
Decrease (increase) in other assets	(1,086)	29,150
Decrease in accounts payable	(386,516)	(2,239,106)
Increase (decrease) in accrued liabilities	(122,802)	18,427
Net cash used in operating activities	(2,666,693)	(1,079,333)
Cash flows from investing activities:
Acquisition of business	(68,521)	(211,053)
Additions to property and equipment	(5,950)	(223,948)
Software development costs	—	(907,069)
Issuance of note receivable	(750,000)	—
Net cash used in investing activities	(824,471)	(1,342,070)
Cash flows from financing activities:
Net proceeds (payments) under revolving credit line	1,351,364	(683,051)
Net proceeds (payments) of note payable to related party	(233,333)	500,000
Net proceeds from sale of common stock	—	2,997,875
Purchase of treasury stock	(142,262)	—
Net cash provided by financing activities	975,769	2,814,824

Net increase (decrease) in cash and cash equivalents	(2,515,395)	393,421

Cash and cash equivalents at beginning of period	3,274,741	345,105

Cash and cash equivalents at end of period	$759,346	$738,526

Supplemental disclosure of non-cash financing activities: Borrowings from and repayment to related party	$—	$1,500,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$146,824	$277,212
Income taxes	$—	$4,881

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2013 and 2012

(Unaudited)

(1) Basis of Presentation

The information for the three and nine months ended January 31, 2013 and 2012 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2012 included in Dataram Corporation’s, (“the Company”), 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2012 balance sheet has been derived from these statements.

The consolidated financial statements for the three and nine months ended January 31, 2013 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Based on the cash provided from a sale of the patents in March of 2012, the repayment of the Shoreline Memory, Inc. note, along with the Company’s ability to borrow under its current agreement with a financial institution, management has concluded that the Company’s short-term liquidity needs have been satisfied.  There can be no assurance, however, that in the short-term, realized revenues will be in line with the Company’s projections. Actual results may differ from such projections and are subject to certain risks including, without limitation, risks arising from: an adverse change in general economic conditions, changes in the price of memory chips, changes in the demand for memory systems for workstations and servers, changes in the demand for storage caching subsystems, increased competition in the memory systems and storage industries and other factors described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Management continues to evaluate the Company’s liquidity needs and expense structure and adjust its business plan as necessary. In order to satisfy long-term liquidity needs, the Company will need to generate profitable operations and positive cash flows from operations, or raise capital from the sales of equity or debt securities, or obtain financing from non-traditional sources. There can be no assurance that any of these alternatives will be successful.

On January 31, 2013, the Company filed a proxy statement with the Securities and Exchange Commission for the purpose of calling a special meeting of its stockholders. The Board of Directors asked the stockholders to approve the Board’s action in effecting a reverse split of its common stock at a ratio of no less than 1 for 3 and no greater than 1 for 6. The meeting was held at the Company’s offices on March 13, 2013. The stockholders approved the action and immediately following the meeting, the Board of Directors voted to affect a reverse split of its common stock at the ratio of 1 for 6. The split shares were effective with the opening of trading on March 15, 2013. The common stock closed at $.30 on the previous day. In order to regain compliance, the Company’s post-split common stock must trade above $1.00 for ten consecutive days. The Company is currently under a delisting notice and the Company has requested a hearing which is scheduled for March 28, 2013 which date would be the tenth trading day. Provided the common stock trades above $1.00 for the previous nine days, NASDAQ would be willing to postpone the hearing for the Company to regain compliance and, as such, the hearing would be canceled. Relevant financial data has been adjusted in this report to reflect the 1 for 6 reverse stock split.

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

Advertising

Advertising is expensed as incurred and amounted to approximately $10,000 and $77,000 in fiscal 2013’s three and nine month periods, respectively, versus approximately $51,000 and $192,000, respectively, in the comparable prior year periods.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position.  There are no material unrecognized tax positions in the financial statements. As of January 31, 2013, the Company had Federal and state net operating loss (“NOL”) carry-forwards of approximately $19.0 million and $17.1 million, respectively. These can be used to offset future taxable income and expire between 2023 and 2032 for Federal tax purposes and 2016 and 2032 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements at January 31, 2013 and April 30, 2012.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and nine months ended January 31, 2013 and 2012 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options and warrants outstanding as their effect would be anti-dilutive. The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the three and nine month periods ended January 31, 2013 and 2012

	Three Months ended January 31, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(781,663)	1,782,925	$(.44)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(781,663)	1,782,925	$(.44)

	Three Months ended January 31, 2012
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(4,182,611)	1,783,885	$(2.34)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(4,182,611)	1,783,885	$(2.34)

	Nine Months ended January 31, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(3,005,137)	1,784,898	$(1.68)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(3,005,137)	1,784,898	$(1.68)

	Nine Months ended January 31, 2012
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(6,215,443)	1,766,735	$(3.52)

Effect of dilutive securities – stock options	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options	$(6,215,443)	1,766,735	$(3.52)

Diluted net loss per common share for the three and nine month periods ended January 31, 2013 and 2012 do not include the effect of options to purchase 294,908 and 331,050 shares, respectively, of common stock because they are anti-dilutive. Diluted net loss per common share for the three and nine month periods ended January 31, 2013 and 2012 do not include the effect of warrants to purchase 221,875 and 221,875 shares, respectively, of common stock because they are anti-dilutive.

Common Stock Repurchases

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 83,333 shares of the Company’s common stock. On April 10, 2012, the Company announced the additional authorization to repurchase up to 138,000 shares of the Company’s common stock which at that time made the total available for purchase of up to 166,667 shares. In the first quarter of fiscal 2013 ended July 31, 2012, the Company repurchased 22,942 shares for a total cost of $142,262, versus nil in the prior year first quarter. The Company did not purchase additional shares in the second and third quarter of fiscal 2013 or 2012. As of January 31, 2013, the total number of shares authorized for purchase under the program is 136,408 shares. On January 23, 2013, the Company canceled the 30,259 shares held in treasury stock.

Stock Option Expense

a. Stock-Based Compensation

The Company has a 2001 incentive and non-statutory stock option plan for the purpose of permitting certain key employees to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. In general, the plan allows granting of up to 300,000 shares of the Company’s common stock at an option price to be no less than the fair market value of the Company’s common stock on the date such options are granted. Options granted under the plan vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted under the plan range from one to five years. No further options may be granted under this plan.

The Company also has a 2011 incentive and non-statutory stock option plan for the purpose of permitting certain key employees and consultants to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. No executive officer or director of the Company is eligible to receive options under the 2011 plan. In general, the plan allows granting of up to 33,333 shares of the Company’s common stock at an option price to be no less than the fair market value of the Company’s common stock on the date such options are granted. Options granted under the plan vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted under the plan range from one to five years. There have been no shares granted under this plan.

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

On September 23, 2010, the Company granted Mr. Sheerr, who is employed by the Company as the General Manager of the acquired Micro Memory Bank, Inc. (“MMB”), business unit described in Notes 3 and 4 and is an executive officer of the Company, nonqualified stock options to purchase 16,667 shares of the Company’s common stock pursuant to his employment agreement. On September 22, 2011, the Company granted Mr. Sheerr additional nonqualified stock options to purchase 16,667 shares of the Company’s common stock, pursuant to his employment agreement. On July 19, 2012, the Company granted Mr. Sheerr additional nonqualified stock options to purchase 16,667 shares of the Company’s common stock, also pursuant to his employment agreement. The options granted are exercisable at a price representing the fair value at the date of grant and expire five years after date of grant. The options vest in one year.

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

Our consolidated statements of operations for the three and nine month periods ended January 31, 2013 include approximately $26,000 and $205,000 of stock-based compensation expense, respectively. Fiscal 2012’s three and nine month periods ended January 31, 2012 include approximately $95,000 and $379,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments and, as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the nine months ended January 31, 2013 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (1)	Aggregate intrinsic value (2)

Balance April 30, 2012	290,983	$14.04	5.29	—

Granted	16,667	$4.14	—	—
Exercised	—	—	—	—
Expired	(21,075)	$16.65	—	—
Balance January 31, 2013	286,575	$13.27	4.84	—
Exercisable January 31, 2013	257,325	$14.10	4.91	—
Expected to vest January 31, 2013	272,167	$13.27	4.84	—

(1)	This amount represents the weighted average remaining contractual life of stock options in years.

(2)	This amount represents the difference between the exercise price and $2.52, the closing price of Dataram common stock on January 31, 2013 as reported on the NASDAQ Stock Market, adjusted for a 1 for 6 reverse stock split, for all in-the-money options outstanding and all the in-the-money shares exercisable. There were no in-the-money options at January 31, 2013.

As of January 31, 2013, there was approximately $51,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately six months.

b. Other Stock Options

On June 30, 2008, the Company granted options to purchase 8,333 shares of the Company’s common stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price of $15.60 per share, which was the fair value at the date of grant, were 100% exercisable on the date of grant and expire ten years after the date of grant.

(3) Acquisition

On March 31, 2009, the Company acquired certain assets of MMB, a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. Under the terms of the agreement with MMB, the remaining portion of the purchase price is contingently payable based upon the performance of the new Company business unit to be operated as a result of the acquisition of the (“MMB business unit”) and consists of a percentage, averaging 65%, payable quarterly, over the subsequent four years from acquisition date of earnings before interest, taxes, depreciation and amortization of the MMB business unit. For the three and nine month period ended January 31, 2013, this amount totaled approximately $66,000 and $69,000, respectively. For the comparable prior year periods these amounts the totaled approximately nil and $211,000, respectively. Amounts incurred under this agreement are recorded as additions to goodwill. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting. The results of operations of MMB for the period from the acquisition date, March 31, 2009, through January 31, 2013 have been included in the consolidated results of operations of the Company.

(4) Related Party Transactions

During the three month periods ending January 31, 2013 and 2012, the Company purchased inventories for resale totaling approximately $584,000 and $300,000, respectively, from Sheerr Memory, LLC. During the nine month periods ending January 31, 2013 and 2012, the Company purchased inventories for resale totaling approximately $2,696,000 and $3,628,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as the general manager of the acquired MMB business unit described in Note 3 and is an executive officer of the Company. When the Company acquired certain assets of MMB, it did not acquire any of its inventories. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $74,000 and nil, respectively, of accounts payable in the Company’s consolidated balance sheets as of January 31, 2013 and 2012 is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to January 31, 2013 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so. Also included in accounts payable at January 31, 2013 is approximately $69,000 payable to Sheerr Memory for the aforementioned acquisition of MMB.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under a previous Note. The Company has borrowed the full $2,000,000 available under this agreement. Principal payments due under this obligation are $33,333 per month which began on July 15, 2012. For the fiscal year ending April 30, 2013, the principal amount due under this obligation is $333,333. In each of four fiscal periods from May 1, 2013 through April 30, 2017, the principal amounts due under this obligation are $400,000. In the fiscal period from May 1, 2017 through June 30, 2017, the principal amount due on this obligation is $66,667. Interest expense recorded for the Note in the three and nine months ended January 31, 2013 was $45,991 and $145,370, respectively. Interest payable to Mr. Sheerr on January 31, 2013 was $15,213.

(5) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

(6) Accounts Receivable

Accounts receivable consists of the following categories:

	January 31, 2013	April 30, 2012
Trade receivables	$2,349,532	$2,620,461
VAT receivable	158,517	184,314
Allowance for doubtful accounts and sales returns	(200,000)	(200,000)
	$2,308,049	$2,604,775

(7) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2013 and April 30, 2012 consist of the following categories:

	January 31, 2013	April 30, 2012
Raw materials	$1,779,951	$1,921,151
Work in process	36,141	29,767
Finished goods	1,096,545	981,154
	$2,912,637	$2,932,072

(8) Note Receivable

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory, Inc. (“Shoreline”) and the Company whereby the Company will lend up to $1.5 million to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into common stock of Shoreline on or before its maturity date. Each time the Company advances money under the note, the Company is granted 1% of the common stock for every $100,000 advanced up to a maximum of 15%. This is in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline common stock. The conversion is at the rate of 1% of the outstanding common stock for each $100,000 converted up to a maximum of 15%. This note matures in three years and at that time Shoreline must repay the note or the Company must convert the note into common stock. The note is secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding common stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary. The warrant prescribes a formula to determine the price per share at the time of exercise. If all the amounts under the note are advanced and converted and the full warrant is exercised, the Company will own 60% of the outstanding common stock of Shoreline. The note was executed simultaneously with a Master Services Agreement, which details the parameters under which the Company and Shoreline will fulfill orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. The additional money which may be borrowed is to continue to fund purchases for orders received. Simultaneously with the issuance of the Note, the Company acquired for $176, 15% of the equity ownership of Shoreline. The Company has placed no value on its investment in Shoreline, as it is a startup operation, with no equity as of January 31, 2013. The Company has received $250,000 since January 31, 2013 as a partial repayment of the note. (See Note 15 “Subsequent Events”)

(9) Intangible Assets and Goodwill

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

The Company estimates that it has no significant residual value related to its intangible assets. Intangible assets amortization expense for the three and nine months ended January 31, 2013 and 2012 totaled approximately $41,000 and $123,000 in each period, respectively. Intangible asset amortization is included in selling, general and administrative expense. The components of finite-lived intangible assets acquired are as follows:

	Weighted
	Average	January 31,	April 30,
	Life	2013	2012
Trade names	5 Years	$733,000	$733,000
Customer relationships	2 Years	758,000	758,000
Non-compete agreement	4 Years	68,000	68,000
Total gross carrying amount		1,559,000	1,559,000

Less accumulated amortization expense		1,385,134	1,262,434
Net intangible assets		$173,866	$296,566

The following table outlines the estimated future amortization expense related to intangible assets:

Year ending April 30:
2013	$162,566
2014	134,000
$296,566

(10) Financing Agreements

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000 which, according to the Company’s projections, will be sufficient to allow for maximum borrowing under the formulas provided for in the agreement. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility now allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. The total credit line remains at $3,500,000 and the tangible net worth covenant is $2,000,000, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. On December 18, 2012 the Company executed Amendment No. 2 to the Amended and Restated Schedule to Loan and Security Agreement which reduced the Tangible Net Worth covenant to $1,300,000. However, at any time that the tangible net worth, as defined, falls below $2,000,000, the advances on inventory will be capped at $250,000 from $500,000. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. At January 31, 2013, the Company had approximately $314,000 of additional financing available to it under the terms of the agreement.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under a previous Note. The Company has borrowed the full $2,000,000 available under this agreement. Principal payments due under this obligation are $33,333 per month beginning on July 15, 2012. For the fiscal year ending April 30, 2013, the principal amount due under this obligation is $333,333. In each of four fiscal periods from May 1, 2013 through April 30, 2017, the principal amounts due under this obligation are $400,000. In the fiscal period from May 1, 2017 through June 30, 2017, the principal amount due on this obligation is $66,667. Interest expense recorded for the Note in the three and nine months ended January 31, 2013 was $45,991 and $145,370, respectively. Interest payable to Mr. Sheerr on January 31, 2013 was $15,213.

(11) Securities Purchase Agreement

On May 11, 2011, the Company and certain investors entered into a securities purchase agreement in connection with a registered direct offering, pursuant to which the Company agreed to sell an aggregate of 295,833 shares of its common stock and warrants to purchase a total of 221,875 shares of its common stock to such investors for aggregate net proceeds, after deducting fees to the Placement Agent and other offering expenses payable by the Company, of approximately $2,998,000. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and 0.75 of one warrant, with each whole warrant exercisable for one share of common stock. The purchase price was $11.28 per fixed combination. The warrants became exercisable six months and one day following the closing date of the Offering and will remain exercisable for five years thereafter at an exercise price of $13.56 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock. After the one year anniversary of the initial exercise date of the warrants, the Company has the right to call the warrants for cancellation for $.006 per share in the event that the volume weighted average price of the Company’s common stock for 20 consecutive trading days exceeds $27.12. On May 17, 2011, this transaction closed.

(12) Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and nine months ended January 31, 2013 and 2012 by geographic region are as follows:

	Three months ended January 31, 2013	Nine months ended January 31, 2013
United States	$4,572,914	$16,553,265
Europe	1,217,323	3,167,483
Other (principally Asia Pacific Region)	648,724	1,675,721
Consolidated	$6,438,961	$21,396,469

	Three months ended January 31, 2012	Nine months ended January 31, 2012
United States	$6,091,393	$23,357,207
Europe	1,463,481	3,886,481
Other (principally Asia Pacific Region)	865,261	1,852,261
Consolidated	$8,420,135	$29,095,949

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

(15) Subsequent Events

On February 19, 2013 the Company received $50,000 from Shoreline Memory, Inc. and on February 22, 2013 the Company received an additional $200,000 from Shoreline Memory, Inc. as a partial repayment of their loan. The Company has reached an agreement in principle to terminate its relationship with Shoreline. At closing, the Company will receive an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The remaining $275,000 will be repaid in accordance with the proposed amended and restated promissory note that will be due on July 31, 2013. The proposed promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline Memory, Inc. will be terminated with the exception of the proposed amended and restated promissory note.  As a result of the termination with Shoreline, the Company will look to expand its relationship with Advanced Micro Devices, Inc.

On January 31, 2013, the Company filed a proxy statement with the Securities and Exchange Commission for the purpose of calling a special meeting of its stockholders. The Board of Directors is asking the stockholders to approve the Board’s action in effecting a reverse split of its common stock at a ratio of no less than 1 for 3 and no greater than 1 for 6. The meeting was held at the Company’s offices on March 13, 2013. The stockholders approved the action and immediately following the meeting, the Board of Directors voted to affect a reverse split of its common stock at the ratio of 1 for 6. The split shares were effective with the opening of trading on March 15, 2013. The common stock closed at $.30 on the previous day. In order to regain compliance, the Company’s post-split common stock must trade above $1.00 for ten consecutive days. The Company is currently under a delisting notice and the Company has requested a hearing which is scheduled for March 28, 2013 which date would be the tenth trading day. Provided the common stock trades above $1.00 for the previous nine days, NASDAQ would be willing to postpone the hearing for the Company to regain compliance and, as such, the hearing would be canceled.

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

The Company has entered into three agreements, one with Shoreline Memory Inc. ("Shoreline") and two with Advanced Micro Devices, Inc. ("AMD") for the purpose of expanding its customer base and product offerings. The Master Services Agreement with Shoreline provides for the Company to fulfill 50% of the orders Shoreline receives from its primary customer. In addition, Shoreline has the ability to borrow up to $1,500,000 from the Company pursuant to a Convertible Senior Promissory Note ("Note"). The Note bears interest at Prime plus 3.0% and is convertible by the Company into equity ownership of Shoreline (see Note 8).  On February 19, 2013, the Company received $50,000 and on February 22, 2013 the Company received an additional $200,000 from Shoreline Memory, Inc. as a partial repayment of their loan. The Company has reached an agreement in principle to terminate its relationship with Shoreline. At closing, the Company will receive an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The remaining $275,000 will be repaid in accordance with the proposed amended and restated promissory note that will be due on July 31, 2013. The proposed promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline Memory, Inc. will be terminated with the exception of the proposed amended and restated promissory note.  As a result of the termination with Shoreline, the Company will look to expand its relationship with Advanced Micro Devices, Inc.  One agreement with AMD provides for the Company to sell AMD licensed and branded versions of its RAMDisk software and the other is for the Company to develop and sell AMD server memory. Both of the AMD agreements result in an expansion of products the Company already has in the marketplace with the exception of server memory specifically for AMD servers. These opportunities not only provide for additional products to be sold into the marketplace but it also allows the Company to be included in AMD’s marketing initiatives. In addition to the above, the Company has entered into a global services agreement with Maintech which provides for them to service the Company’s customers on an as needed basis. The agreement also calls for the cross selling of each other’s services and products. Management is unable to determine the amount of revenue to be generated in fiscal 2013 from these agreements. However, these agreements, as well as other similar agreements, should provide new revenue sources and expanded markets for the Company's products.

RAMDisk was acquired by Dataram in 2008. For the most part, the software was downloadable as freeware for personal use. Since the Company was able to track the number of downloads, it realized the popularity of the software and created a larger capacity version and commercial version for purchase. In fiscal 2012, approximately 2,580 were purchased for total revenue of $41,000. For the third quarter of fiscal 2013, ended January 31, 2013, approximately 1,712 were purchased for total revenue of approximately $35,000. For the quarter ended October 31, 2012 approximately 1,298 were purchased for total revenue of approximately $28,000 and for the quarter ended July 31, 2012, approximately 860 were purchased for total revenues of approximately $22,000. The Company believes that the AMD branding of the product will increase its visibility and potential for increased revenue despite the free versions which will remain available.

Liquidity and Capital Resources

As of January 31, 2013, cash and cash equivalents amounted to approximately $759,000 and working capital amounted to approximately $2,950,000, reflecting a current ratio of 1.9. This compares to cash and cash equivalents of approximately $3,275,000 and working capital of approximately $6,690,000, reflecting a current ratio of 4.0 as of April 30, 2012.

During the nine month period ended January 31, 2013, net cash used in operating activities totaled approximately $2,667,000. Net loss in the period totaled approximately $3,005,000 and included stock-based compensation expense of approximately $205,000 and depreciation and amortization expense of approximately $328,000. Trade receivables decrease by approximately $239,000. Accounts payable decreased by approximately $387,000. Accrued liabilities decreased by approximately $123,000.

Net cash used in investing activities totaled approximately $824,000 for the nine month period ended January 31, 2013 and was primarily the result of the issuance of a note receivable to Shoreline described in Note 8 to the consolidated financial statements.

Net cash provided by financing activities totaled approximately $976,000 for the nine month period ended January 31, 2013 and consisted primarily of proceeds from borrowings under a revolving credit facility of approximately $1,251,000, more fully described in Note 10 to the consolidated financial statements. The Company also purchased approximately $142,000 of treasury stock and made principal payments of approximately, $133,000 to Mr. Sheerr under the Note and Security agreement, more fully described in Note 4 to the Consolidated Financial Statements.

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000 which, according to the Company’s projections, will be sufficient to allow for maximum borrowing under the formulas provided for in the agreement. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility now allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. The total credit line remains at $3,500,000 and the tangible net worth covenant is $2,000,000, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. On December 18, 2012, the Company executed Amendment No. 2 to the Amended and Restated Schedule to Loan and Security Agreement which reduced the Tangible Net Worth covenant to $1,300,000. However, at any time that the tangible net worth, as defined, falls below $2,000,000, the advances on inventory will be capped at $250,000 from $500,000. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. At January 31, 2013, the Company had approximately $314,000 of additional financing available to it under the terms of the agreement.

On May 11, 2011, the Company and certain investors entered into a securities purchase agreement pursuant to which the Company agreed to sell an aggregate of 295,833 shares of its common stock and warrants to purchase a total of 221,875 shares of its common stock to such investors. The aggregate net proceeds of such offering and sale, after deducting fees to the Placement Agent and other offering expenses payable by the Company, was approximately $2,998,000. The transaction closed on May 17, 2011.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under a previous agreement. The Company has borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation are $33,333 per month which began on July 15, 2012. For the fiscal year ending April 30, 2013, the principal amount due under this obligation is $333,333. In each of four fiscal periods from May 1, 2013 through April 30, 2017, the principal amounts due under this obligation are $400,000. In the fiscal period from May 1, 2017 through June 30, 2017, the principal amount due on this obligation is $66,667. Interest expense recorded for the Note in the three and nine months ended January 31, 2013 was $45,991 and $145,370, respectively. Interest payable to Mr. Sheerr on January 31, 2013 was $15,213.

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

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2012 are as follows:

Year ending April 30
2013	$352,000
2014	365,000
2015	374,000
2016	368,000
2017	114,000
Thereafter	—
Total minimum lease payments	$1,573,000

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended January 31, 2013 were $6,439,000 compared to revenues of $8,420,000 for the comparable prior year period. Revenues for the first nine months of the current fiscal year were $21,396,000 compared to revenues of $29,096,000 for the comparable prior year period. The decrease in revenues from the prior year’s was primarily a result of a decrease in average selling prices attributable to a decline in the price of DRAM chips, the primary raw material used in the Company’s products. The average purchase price of DRAM chips that the Company uses in its products declined by approximately 39% year over year.

Revenues for the three and nine months ended January 31, 2013 and 2012 by geographic region are as follows:

	Three months ended January 31, 2013	Nine months ended January 31, 2013
United States	$4,572,914	$16,553,265
Europe	1,217,323	3,167,483
Other (principally Asia Pacific Region)	648,724	1,675,721
Consolidated	$6,438,961	$21,396,469

	Three months ended January 31, 2012	Nine months ended January 31, 2012
United States	$6,091,393	$23,357,207
Europe	1,463,481	3,886,481
Other (principally Asia Pacific Region)	865,261	1,852,261
Consolidated	$8,420,135	$29,095,949

Cost of sales for the three and nine months ended January 31, 2013 were $4,929,000 and $17,005,000, respectively versus $6,750,000 and $22,010,000, respectively in the prior year comparable periods. Cost of sales as a percentage of revenues for the third quarter and first nine months of fiscal 2013 were 77% and 79% of revenues, respectively versus 80% and 76% for the same respective prior year periods. Fluctuations in cost of sales as a percentage of revenues are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering expense in the three and nine months ended January 31, 2013 were approximately $152,000 and $548,000, respectively, compared to $181,000 and $561,000 for the same respective prior year periods.

Research and development expense in fiscal 2013’s and 2012’s third quarter and nine months were nil. In fiscal 2012’s first quarter and six month period ended October 31, 2011 the Company capitalized $274,000 and $907,000, respectively, of research and development costs related to the XcelaSAN product. During the third quarter of fiscal 2012, the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company capitalized approximately $1,480,000 of XcelaSAN research and development costs in fiscal 2011. The Company determined in fiscal 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written off.

Selling, general and administrative (S,G&A) expense for the three and nine month period ended January 31, 2013 totaled $2,070,000 and $6,613,000, respectively, compared to $3,149,000 and $9,978,000 for the same prior year periods. The decrease in this year’s third quarter and nine month expense of approximately $1,079,000 and $3,365,000, respectively, was primarily the result of decreased sales and marketing expense related to the Company’s XcelaSAN product. The decrease in XcelaSAN S,G&A expense totaling approximately $279,000 in the third quarter and approximately $1,643,000 for nine months as compared to the prior fiscal year periods. The balance of the decrease in the current fiscal year’s third quarter and nine months is the result of decreased selling and marketing expenses related to the Company’s traditional memory business for employee related cost, from reduced head count.

Other income (expense), net for the three and nine month period ended January 31, 2013 totaled $70,000 and $235,000 of expense, respectively, compared to expense of $131,000 and $370,000 for the same prior year periods.  Other expense in the three month period ended January 31, 2013 consisted primarily of interest expense of $82,000 offset by interest income of approximately $8,000.  Approximately $4,000 of foreign currency transaction gains were recorded, primarily as a result of the EURO strengthening relative to the US dollar.  For the nine month period ended January 31, 2013, other expenses, net of $235,000, consisted of $233,000 interest expense offset by approximately $17,000 of interest income.  Additionally, approximately $19,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar were recorded.  Other expense for the three month period ended January 31, 2012 consisted primarily of interest expense of $100,000 and $30,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar.  For the nine month period ended January 31, 2012 other expenses, net of $370,000 consisted primarily of $298,000 of interest expense and $72,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar.

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

Long-Lived Assets - Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less cost to sell, and no longer depreciated. The Company considers various valuation factors, principally undiscounted cash flows, to assess the fair values of long-lived assets.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including deferred income tax asset valuation allowances and certain other reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and sales returns, the deferred income tax asset valuation allowance, the collectability of the note receivable and other operating allowances and accruals. Actual results could differ from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal ProceEdinGS

In connection with the consolidation of the Company’s manufacturing facilities the Company’s lease expired in Ivyland, PA. The landlord has filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania claiming damages related to restoring the demised premises to its original condition and unpaid rent. Both parties have open motions filed for partial summary judgment. The Company believes the amounts claimed for the restoration of the demised premises is without merit and plans to defend its position aggressively. The Company believes that any amounts paid in this matter will not have a material effect on the Company’s consolidated financial condition.

Item 1A. Risk Factors.

No reportable event.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No reportable event.

Item 3. Defaults upon Senior Securities.

No reportable event.

Item 4. MINE SAFETY DISCLOSURES

No reportable event.

Item 5. Other Information.

Item 5.07 Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Shareholders on March 13, 2013. Set forth below are the final results for the proposal submitted to shareholder vote.

Proposal No. 1 – Votes cast to authorize the Board of Directors to use its discretionary authority to affect a reverse stock split, of not less than 1-for-3 and not more than 1-for-6 to the common stock, $1.00 par value, of the Corporation, was approved as follows:

For	Against	Abstain
7,277,866	1,324,620	41,786

Item 6. Exhibits.

Exhibit No	Description

31(a)*	Rule 13a-14(a) Certification of John H. Freeman.

31(b)*	Rule 13a-14(a) Certification of Marc P. Palker.

32(a)**	Section 1350 Certification of John H. Freeman (furnished not filed).

32(b)**	Section 1350 Certification of Marc P. Palker (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* File herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATARAM CORPORATION

Date: March 22, 2013	By:	/s/ MARC P. PALKER
Marc P. Palker
Chief Financial Officer

