Form 10-K
period 2013-04-30
DATARAM CORP
filed 2013-07-29
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2013.

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

See definition of "accelerated filer and large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ]Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell-company (as defined in Rule 12b-2 of the Act). Yes [ ]      No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant's most recently completed second quarter, October 31, 2012, was $5,886,820.

The number of shares of Common Stock outstanding on July 29, 2013 was1,754,662 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)      Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on September 26, 2013 (the "Definitive Proxy Statement"), to be filed within 120 days of the end of the fiscal year, are incorporated into Part III hereof.

2

DATARAM CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1. BUSINESS

(a) Company Background

Dataram Corporation (the "Company," “we” or “us”) is a developer, manufacturer and marketer of large capacity memory products primarily used in servers and workstations. The Company is also a developer, manufacturer and marketer of a line of high performance caching products. The Company provides customized memory solutions for original equipment manufacturers ("OEMs") and compatible memory for leading brands including Dell, Hewlett-Packard Company (“HP”), International Business Machines Corp. (“IBM”) and Sun Microsystems, Inc., (“Sun Microsystems”). The Company also manufactures a line of memory products for Intel Corporation (“Intel”) and Advanced Micro Devices Inc. (“AMD”) motherboard based servers for sale to OEMs and channel assemblers. The Company's memory products are sold worldwide to OEMs, distributors, value-added resellers and end-users. The Company has one leased manufacturing facility in the United States with sales offices in the United States, Europe and Japan.

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

In fiscal 2009, the Company acquired certain assets of Micro Memory Bank, Inc. ("MMB"), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expanded the Company's memory product offerings and routes to market. Its products include memory upgrades for IBM, Sun Microsystems, HP and Compaq Computer Corporation (“Compaq”) computer systems. MMB also markets and sells new and refurbished factory original memory upgrades manufactured by IBM, Sun Microsystems, HP and Compaq as well as factory original modules manufactured by Micron Technology, Inc. (“Micron”), SK Hynix Inc. (“Hynix”), Samsung, Elpida Memory, Inc. (“Elpida”) and Nanya Technology Corporation (“Nanya”), and purchases excess memory inventory from other parties as well.

In fiscal 2013, the Company signed numerous agreements to produce products branded as AMD. These products included the company’s software product RAMDisk, (see “Part I-Item 1-Products”) and consumer memory for use in the online gaming and entertainment industries and server memory.

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

Available Information

We will provide, upon request and free of charge, paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. These materials along with our Code of Conduct and Ethics are also available through our corporate website at www.Dataram.com. A copy of this annual report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The public may also download these materials from the Securities and Exchange Commission’s website at http://www.sec.gov. Any amendments to, and waivers of, our Code of Conduct and Ethics will be posted on our corporate website.

Industry Background

The market for the Company's memory products is principally the buyers and owners of workstations, servers and the OEMs that manufacture workstations, servers and other products that use embedded computers. These systems have been important to the growth of the Internet.

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

The Company designs, produces and markets memory products for workstations and computer servers sold by Dell, HP, IBM, Sun Microsystems, Intel and AMD. Additionally, the Company produces and markets memory for Intel and AMD processor based motherboards for use by OEMs and channel assemblers.

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

Products

The Company's principal business is the development, manufacture and marketing of memory modules which can be added to various enterprise servers and workstations to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for the Company and other independent memory manufacturers is straightforward and allows for the use of many standard components. In 2012, the Company marketed its XcelaSAN (“XcelaSAN”) product line. The Company made significant investments in research and development in XcelaSAN. The product was released for sale in the third quarter of fiscal year 2012, however, the Company has not been able to establish a customer base for this product.

The XcelaSAN development team was reduced to focus more on operations rather than research and development. For the fiscal year ended April 30, 2012, the Company expensed $2,387,000 of capitalized costs related to XcelaSAN. In fiscal year 2013, the Company did not incur any expense in regard to this product.

Our RAMDisk software product creates a virtual RAM drive, or block of memory, which a computer treats as if it were a disk drive. By storing files and programs into memory, a user can speed up internet load times, disk-to-disk activities, accelerate databases and reduce compile times. The product features a save and load option that allows RAMDisk to appear as persistent storage, even through reboots. RAMDisk has developed a strong presence in both the consumer and commercial marketplace. RAMDisk software has also been licensed and integrated into specialized commercial products. RAMDisk is also capable of extending the longevity of expensive solid state storage devices by housing writes which tend to wear out these devices.

Through the agreement signed with AMD the Company’s RAMDisk software, branded as AMD under the name Radeon RAMDisk, as well as Dataram RAMDisk continues to see growing downloads and a much higher download to purchase conversion rate. We will be focusing on further developing RAMDisk products in fiscal 2014 as well as expanding our web presence in order to increase revenues and penetrate new markets. New developments could include new features and functions focused on specific market segments, which could further increase the Company’s market share in the RAMDisk software market. Sales of RAMDisk for the fiscal years 2013, 2012 and 2011 were approximately $114,000, $22,000 and $0, respectively. The Company believes that the functionalities incorporated into RAMDisk products and the bundling capabilities available with other AMD products could significantly increase RAMDisk sales in fiscal 2014.

In the fourth quarter of fiscal 2013, the Company began shipping memory modules for the consumer market branded as AMD under the name Radeon. Consumer memory represents a synergistic market for Dataram when combined with our traditional server memory business. The common business elements to Dataram are technology, supply chain management and buying opportunities. Dataram entered into this market with a strong and growing partnership agreement with AMD. AMD’s experience in this market, brand name and product direction could provide beneficial business opportunities for Dataram. The primary customers for these products are online retailers who sell to consumers via their web sites. Additionally we have and will continue to sell to distributors in other countries who in turn will sell to online retailers in their respective countries. There will be future opportunities to create bundled packaging and pricing to combine memory modules with Radeon RAMDisk and other products offered by AMD and others. In the first quarter of fiscal 2014, we expect to begin shipping Radeon server memory to the same online retailers. Sales in the fourth quarter of fiscal 2013 for consumer memory were $153,000. This product initiative is in the infant stage and the Company is working to broaden the outlets through which these products are sold and increase the number of products offered throughout fiscal year 2014. Consumer memory is new for the Company, and the Company believes that beginning with the second quarter of FY 2014, consumer memory could begin to bring increased revenue to the Company.

Distribution

The Company sells its memory products to OEMs, distributors, value-added resellers and larger end-users. The Company has sales and/or marketing support offices in New Jersey, USA, France, and Japan.

Product Warranty and Service

Management believes that the Company's reputation for the reliability of its memory products and the confidence of prospective purchasers in the Company's ability to provide service over the life of the product are important factors in making sales. As a consequence, the Company adopted a Lifetime Warranty program for its memory products. The economic useful life of the computer systems to which the Company's memory modules are attached is almost always substantially less than the physical useful life of the Company's memory products. Thus, our memory products are unlikely to "wear out." The Company's experience is that less than 1% of all the products it sells are returned under the Lifetime Warranty.

Impact of Thailand Floods on our Operations

In October of 2011, Thailand experienced floods which resulted in the cessation of business at several hard drive manufacturing facilities for months. This shut down severely reduced server shipments and raised prices, negatively impacting operations for the Company and other businesses in the computer industry. The Company has worked and will continue to work to minimize the disruption this event has caused to the supply and cost of components used in the Company’s business.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three previous fiscal years ended April 30, 2013, 2012 and 2011, the Company has incurred losses in the amounts of approximately $4,625,000, $3,259,000 and $ 4,634,000, respectively.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. We may raise additional working capital by obtaining financing, raising capital through the sales of equity and or debt securities and upon future profitable operations. We may also seek to reduce our expenses. For example, in the first quarter of fiscal year 2014, the Company eliminated approximately $ 900,000 of expenses on an annual basis. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to seek out opportunities to reduce overhead expenses to meet revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the classification of liabilities that might be necessary in the event we cannot continue in operations.

Working Capital Requirements

Credit Facility

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000 which, according to the Company’s projections, will be sufficient to allow for maximum borrowing under the formulas provided for in the agreement. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and interest of not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. The total credit line remains at $3,500,000 and the Tangible Net Worth covenant is $2,000,000, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. On December 18, 2012, the agreement was amended in exchange for a fee of $7,500 to reduce the Tangible Net Worth covenant to $1,300,000. However, if the Tangible Net Worth falls below $2,000,000, the amount available to borrow on inventory will be capped at $250,000 reduced from $500,000. At April 30, 2013, Tangible Net Worth was approximately $1,637,000, and the amount available for borrowing on inventory was reduced to $250,000. Management believes that the aggregate $3,500,000 available under this facility combined with current projected losses will not be sufficient to meet its current obligations and the Company will need to raise capital through borrowings or sales of equity or debt securities. There can be no assurance that the Company will be able to obtain additional borrowings or complete a sale of securities. At April 30, 2013, the Company had approximately $431,000 of additional financing available to it under the terms of the agreement.

Plan of Operation

The Company has been experiencing losses due to the decline and instability of DRAM prices and the historical investment in XcelaSAN. It is uncertain how long the current level of DRAM pricing will continue, or whether or when prices will rise in the near future. Until such time that the Company can raise prices, it will continue to seek alternative methods of generating profits and cash flow. For example, the Company continues to pursue product diversification, either by development or as a contract manufacturer. Additionally, the Company will continue to identify joint ventures, strategic partnerships and business combination opportunities. There can be no assurance that any of these initiatives will mature to profitability and positive cash flow, or even occur. During fiscal 2013, the Company signed three agreements with AMD for the sale of AMD branded products. The products fall into three categories, RAMDisk software; consumer memory for the gaming and entertainment industries and server memory for AMD and other servers. The Company hopes to expand these three product offerings and offer them for sale through e-tailers such as Newegg, Tiger Direct, Fry’s, NCIX, Ebay and others. Currently the Company is selling Radeon RAMDisk, Radeon Memory and Radeon Server Memory through Newegg and is negotiating with other e-tailers to sell products through their web sites. In addition, we intend to raise additional capital through bank financing and the sale of equity and/or debt securities in fiscal year 2014. Although there can be no assurances that this will occur, if successful the proceeds could be sufficient to fund the company in expanding its consumer memory outlets and the development of software to complement RAMDisk in other areas of caching. If unsuccessful, there still remains the doubt of the ability of the Company to continue as a going concern and meet its obligations for the next twelve months.

Related Party Loans

On July 27, 2010, the Company entered into a Consignment and Purchase Agreement with a vendor, which is wholly owned by David Sheerr, an executive officer of the Company and who is also employed by the Company as the General Manager of the Company's MMB division, to consign up to $3,000,000 of certain inventory into our manufacturing facilities. On December 14, 2011, this agreement was terminated and the advances received by the Company under this agreement were repaid by the payment of $1,500,000, the then outstanding balance, from proceeds of a new note executed with the same executive officer. The new note provides for up to $2,000,000 in advances, and is secured by inventory and such security interest is subordinated to the financial institution. On December 14, 2011, the additional $500,000 was advanced to bring the total amount owed to $2,000,000, the maximum allowed under the note. The note is payable monthly, over a five year period and repayments commenced on July 15, 2012. The note bears interest at 10% per annum on the outstanding amount. Interest expense recorded for the Note in fiscal 2013 was $187,000. Interest payable to Mr. Sheerr on April 30, 2013 was $13,889.

Sales of Securities

On May 11, 2011, the Company and certain investors entered into a securities purchase agreement in connection with a registered direct offering, pursuant to which the Company agreed to sell an aggregate of 295,833 shares of its Common Stock and warrants to purchase a total of 221,875 shares of its Common Stock to such investors for aggregate net proceeds, after deducting fees to the Placement Agent and other offering expenses payable by the Company, of approximately $2,998,000. The Common Stock and warrants were sold in fixed combinations, with each combination consisting of one share of Common Stock and 0.75 of one warrant, with each whole warrant exercisable for one share of Common Stock. The purchase price was $11.28 per fixed combination. The warrants became exercisable six months and one day following the closing date of the Offering and will remain exercisable for five years thereafter at an exercise price of $13.56 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. After the one year anniversary of the initial exercise date of the warrants, the Company has the right to call the warrants for cancellation for $.006 per share in the event that the volume weighted average price of the Common Stock for 20 consecutive trading days exceeds $27.12.

Sale of Intellectual Property

On March 30, 2012, the Company completed the sale of 13 patents and two patent applications generating gross proceeds to the Company of $5,000,000 before commissions and expenses of $900,000 resulting in net proceeds to the Company of $4,100,000. Under terms of the sale, Dataram retains a license to continue to use the patents in current and future Dataram products, with limited rights to transfer its license.

DRAM Prices

The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal cost is low as a percentage of the total cost of the product. As a result, the world-wide market for DRAMs has swung in the past from period to period from oversupply to shortage. During periods of substantial oversupply, the Company has seen falling prices for DRAMs and wide availability of DRAMs allowing the Company to maintain minimum inventories to meet the needs of customers. During periods of shortages, DRAMs are allocated to customers and the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. At the present time, the market for DRAMs is balanced, but with spot shortages of certain DRAM configurations.

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

Engineering

The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. The Company designs prototype memory modules and subjects them to reliability testing procedures. The Company incurred engineering costs of $715,000 in fiscal 2013, $740,000 in fiscal 2012 and $1,033,000 in fiscal 2011.

Research and Development

Research and development expense in fiscal 2013 and 2012 was nil versus approximately $1,894,000 in fiscal 2011. The Company capitalized approximately $907,000 of XcelaSAN development cost in the first six months of fiscal 2012. The Company capitalized approximately $1,480,000, of XcelaSAN research and development costs in fiscal 2011. Research and development expense includes payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expense also includes third-party development and programming costs.

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

Impairment of MMB Goodwill

In fiscal 2013, the goodwill associated with the MMB acquisition was deemed to be impaired. Therefore, we recorded a charge to earnings and a reduction of the intangible asset in the amount of $438,000.

Raw Materials

The Company purchases industry standard DRAMs. The Company also purchases finished modules from DRAM manufacturers. In either case, the cost of DRAM chips is the largest single component of the total cost of our memory products. Fluctuations in the availability or prices of DRAMs can have a significant impact on the Company's profit.

The Company has created close relationships with a number of primary suppliers while qualifying and developing alternate sources as backups. The qualification program consists of extensive evaluation of process capabilities, on-time delivery performance and the financial stability of each supplier. Alternative sources are used to assure supply in the event of a problem with the primary source or to handle surges in demand.

Manufacturing

The Company assembles its memory boards at its manufacturing facility in Pennsylvania.

Backlog

The Company expects that all of the backlog on hand will be filled during the current fiscal year and most in the first quarter of fiscal 2014. The Company's backlog at April 30, 2013 was $234,000, at April 30, 2012 it was $626,000 and at April 30, 2011 it was $245,000. Product backlog at any point in time may not translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer.

Competition

The intensely competitive computer industry is characterized by rapid technological change and constant pricing pressures. These characteristics are equally applicable to the third party memory market, where pricing is a major consideration in the buying decision. The Company competes with HP, Sun Microsystems, IBM, and Dell, as well as with a number of third party memory suppliers, including Kingston Technology.

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

The Company believes that its 46-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty program which provides customers with added confidence in buying from the Company. See "Item 1 --Business-Product Warranty and Service."

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

Employees

As of April 30, 2013, the Company had 48 full-time salaried employees and 23 hourly employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environmental

Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company did not make any material expenditures for environmental control facilities in the current fiscal year, nor do we expect to make material expenditure in fiscal year 2014.

(d)   Financial information about geographic area sales.

REVENUES (000's)
Export
Fiscal	U.S.	Europe	Other*	Consolidated
2013	$21,702	$3,983	$1,931	$27,616
2012	$27,980	$5,393	$2,706	$36,079
2011	$37,400	$6,481	$2,966	$46,847

PERCENTAGES
Export
Fiscal	U.S.	Europe	Other*	Consolidated
2013	78.6%	14.4%	7.0%	100.0%
2012	77.6%	14.9%	7.5%	100.0%
2011	79.9%	13.8%	6.3%	100.0%

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

Our independent auditors have issued a going concern opinion and, if we are unable to obtain bank financing, raise capital or generate enough cash from operations to sustain our business, then we may have to liquidate assets or curtail our operations.

In its audit report dated July 29, 2013 for the fiscal years ended April 30, 2013 and 2012, the opinion of our independent registered public accounting firm, CohnReznick LLP, included an emphasis paragraph as to the uncertainty of our ability to continue as a going concern. Most notably, significant recurring net losses through April 30, 2013 raise substantial doubt about our ability to continue as a going concern. During the fiscal year ended April 30, 2013, we incurred a net loss to common shareholders of $4,625,000. We will need to generate significant revenues in order to achieve profitability.

We have incurred net losses in recent years and our future profitability is not assured.

For the fiscal years ended April 30, 2013, 2012, and 2011, we incurred net losses of approximately $4,625,000, $3,259,000, and $4,634,000, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

We are likely to need additional financing, but our access to capital funding is uncertain.

As of April 30, 2013, we had cash, cash equivalents and marketable securities totaling $324,000. During the year then ended, we had a net loss of $4,625,000 and used cash in operating activities of $3,881,000. We believe our existing capital resources should be sufficient to fund the activities contemplated by our current operating plan into the third quarter of fiscal 2014. We intend to seek external funding prior to that time, however, most likely through bank debt and the issuance and sale of securities. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

Our access to capital funding is uncertain. We do not have committed external sources of funding, and we may not be able to obtain additional funds on acceptable terms, or at all. In the first quarter of fiscal 2014, we implemented cost-containment initiatives through the restructuring of our workforce and we could implement other cost-containment initiatives in the future. Such cost-containment initiatives could result in a temporary lack of focus and reduced productivity amongst our work force which could adversely impact our prospects for product sales and profitability. We might also need to sell or license our technologies on terms that are not favorable to us, which could also adversely affect our prospects for profitability. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

If we raise funds by issuing and selling securities, it may be on terms that are not favorable to our existing stockholders. If we raise additional funds by selling equity securities, our current stockholders will be diluted, and new investors could have rights superior to our existing stockholders. If we raise funds by selling debt securities, we could be subject to restrictive covenants and significant repayment obligations.

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

Our sales, revenues and results of operations could fluctuate from quarter to quarter.

Our revenues and ultimate results of operation may vary for a variety of reasons. Such reasons could include, for example, changes in general economic conditions or consumer demand, the introduction of new products by us or by our competitors, a significant purchase or sale of assets or other business combination or an unanticipated event affecting us or our industry, among other factors. Such variability in operating results may affect credit terms offered to us, makes prediction of revenues for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition.

In order to compete and succeed, we need to introduce, and continue to provide, products that provide value for customers.

Our future success is dependent on the development of new markets wherever possible, and new applications and new products which customers believe will add value, as well as the continued demand for our products among our existing customers. Our ability to develop, qualify and distribute new products and related technologies to meet evolving industry requirements, at prices acceptable to our customers and on a timely basis are significant factors in determining our competitiveness in our target markets. There can be no assurance that the Company will be able to exploit new markets or continue to develop products that achieve wide customer acceptance in the marketplace, or that demand for existing products will continue.

The Company’s business is subject to the risks of international procurement which could have an adverse effect on the Company’s financial results.

A significant portion of the Company’s raw materials and finished goods are purchased from foreign manufacturers. As a result, the Company’s international procurement operations are subject to the risks associated with such activities including, economic and labor conditions, international trade regulations (including tariffs and anti-dumping penalties), war, international terrorism, civil disobedience, natural disasters, political instability, governmental activities and deprivation of contract and property rights. In addition, periods of international unrest may impede our ability to procure goods from other countries and could have a material adverse effect on our business and results of operations. An interruption in supply and resulting higher costs, could have an adverse effect on the Company’s financial results.

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

In order to compete, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, engineers, technical staff, and sales representatives are critical to our business, and competition for experienced employees in our industry can be intense. We also do not have an equity compensation plan applicable to executive officers. If we continue to suffer losses or do not implement an equity compensation plan for executive officers, our ability to attract, retain, and motivate executives and employees could be weakened, which could harm our results of operations.

We may not be able to adequately protect our intellectual property rights.

We rely on copyright, trademark, patent and trade secret laws, confidentiality procedures, controls and contractual commitments to protect our intellectual property rights. Despite our efforts, these protections may be limited. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all. In addition, the laws of some countries do not provide the same level of protection of our intellectual property rights as do the laws and courts of the United States. If we cannot protect our intellectual property rights against unauthorized copying or use, or other misappropriation, we may not remain competitive.

Our products may violate third party intellectual property rights.

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

We may lose an important customer.

During fiscal 2013, the largest ten customers accounted for approximately 40% of the Company's revenues and one customer accounted for approximately 9% of the Company's revenues. There can be no assurance that one or more of these customers will not cease or materially decrease their business with the Company in the future and that our financial performance will not be adversely affected thereby.

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

Delays in product development schedules may adversely affect our revenues.

The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our increasing focus on software plus services also presents new and complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our revenue.

Any claim that our products are defective could harm our business.

We undertake to produce consistently high-quality products, free of defects and errors. Nevertheless, it is possible that our products may contain errors or defects. Our products are complex and must meet stringent user requirements, and we have consistently provided a lifetime warranty for our products. Any customer claims of errors or defects could result in increased expenditures for product testing, or increase our service costs and potentially lead to increased warranty claims. Errors or defects in our products may be caused by, among other things, errors or defects in the memory or controller components, including components we procure from third parties. These factors could result in the rejection of our products, product recalls, and damage to our reputation, lost revenues, diverted development resources, increased customer service and support costs, warranty claims and litigation. We record an allowance for warranty and similar costs in connection with sales of our products, but actual warranty and similar costs may be significantly higher than our recorded estimate and harm our operating results and financial condition.

Moreover, despite testing prior to its release, our software products may contain errors, especially when first introduced or when new versions are released. The detection and correction of any errors can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other software or hardware products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing our new software or new versions of our software products, we could lose revenues. End users, who rely on our software products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors than customers for software products generally. Errors in our software products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services.

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

The Company has implemented a strategy to introduce new and complementary products into its offerings portfolio, and expects to spend substantial sums of money on research and development of such possible new products. Specifically, the Company has made considerable investments in research and development of the RAMDisk product line. We will also continue to invest in new software and hardware products, services, and technologies. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of our products, unfavorably impacting revenue. There can be no assurance that these research and development expenditures will result in the identification or exploitation of any products that can be profitably sold by the Company.

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

We periodically review the carrying values of our intangible assets and goodwill to determine whether such carrying values exceed the fair market value. Our goodwill is subject to an annual review for goodwill impairment. If impairment testing indicates that the carrying value exceeds its fair value, the intangible assets or goodwill is deemed impaired. For example, in the third quarter of fiscal 2012, the Company took an impairment charge of $2,387,000 on capitalized software development costs that were written down to zero. Accordingly, an impairment charge would be recognized in the period identified, which could reduce our profitability.

In fiscal 2013, the goodwill associated with the MMB acquisition was deemed to be impaired. Therefore, we recorded a charge to earnings and a reduction of the intangible asset in the amount of $438,000.

The market price for our Common Stock has experienced significant price and volume volatility and may continue to experience significant volatility in the future.

Our stock has experienced significant price and volume volatility for the past several years, and is likely to experience significant volatility in the future, which could result in investors losing all or part of their investments. We believe that such fluctuations will continue as a result of many factors, including financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply and demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts, as well as a result of numerous factors outside our control. Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock. A significant adverse change in the market value of our Common Stock could also trigger an interim goodwill impairment test that may result in a non-cash impairment charge. In addition, we have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price.

Our stock has limited liquidity.

Although our stock is publicly traded, it has been observed that this market is “thin.” As a result, the common stock may trade at a discount to what would be its value if the stock enjoyed greater liquidity.

We do not intend to pay dividends in the foreseeable future.

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

We are a party to a litigation that could cause us to incur substantial cost to pay substantial damages.

The landlord for property previously leased by the Company in Ivyland Pennsylvania filed suit against the Company, which vacated the property at the expiration of its lease. The Company denies liability and, after consulting with legal counsel, estimates that any amounts ultimately due by the Company will not have a material impact on the Company’s financial condition. The Company does not believe at this time that an unfavorable outcome is likely. The ultimate outcome of the suit is unknown, however, and an unfavorable decision may result in monetary damages that could adversely affect the financial resources of the Company.

Adverse global economic conditions and instability in financial markets may harm our business and adversely affect our operating results.

Adverse or worsening economic conditions or the instability of financial markets in the United States, Europe, Asia or other parts of the world have a negative effect on our business. When there are such adverse conditions or instability, many of our direct and indirect customers may delay or reduce their purchases of our products and systems containing our products. In addition, several of our customers rely on credit financing in order to purchase our products. If the negative conditions in the global credit markets prevent our customers' access to credit or render them insolvent, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses or remaining solvent, they may become unable to offer the materials we use to manufacture our products. We believe we have obtained adequate available insurance to address the business which can be insured against with respect to our business. However, these events could result in reductions in our revenue, increased price competition, and increased operating costs, which could adversely affect our business, financial condition, results of operations, and cash flows.

Government regulations may have a negative effect on our business.

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

The severe flooding in Thailand which occurred during fiscal 2012 caused damage to infrastructure and factories that resulted in a shutdown for several months of hard drive manufacturing which has resulted in shortages and price increases and has otherwise adversely affected our operations. If we are unsuccessful in our continuing efforts to minimize the impact of this event (or of any future event) on our customers and operations, our business and financial results could decline.

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

The Company also leases marketing facilities in France and Japan.

Rent expense amounted to approximately $512,000, $516,000 and $655,000 for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Fiscal 2013 rent expense included a provision for approximately $90,000 for the closure of a facility used for research and development in the state of Washington.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Incorporated by reference herein is the information set forth in the Company's 2013 Annual Report to Security Holders under the caption "Common Stock Information" and the information from the Definitive Proxy Statement under the caption "Equity Plan Compensation Information." No shares were sold other than pursuant to a registered offering during fiscal 2012. In the fourth quarter of fiscal 2012, the Company purchased 7,317 shares of its Common Stock, in the open market. In the first quarter of fiscal 2013, the Company purchased an additional 22,942 shares of its Common Stock. The Company did not purchase shares of its Common Stock in the fourth quarter of fiscal 2013. The shares held in treasury were cancelled in the third quarter of fiscal 2013.

Common Stock Information

The Common Stock of the Company is traded on the NASDAQ National Market with the symbol “DRAM”. The following table sets forth, for the periods indicated, the high and low prices as posted on Yahoo for the Common Stock.

	2013		2012

	High	Low	High	Low
First Quarter	$6.60	$3.36	$12.24	$8.82
Second Quarter	4.92	3.12	9.54	6.36
Third Quarter	3.54	1.80	8.22	4.50
Fourth Quarter	2.64	1.26	6.78	3.60

All prices have been adjusted to reflect the reverse 1-for-6 stock split which was effective March 18, 2013.

At April 30, 2013, there were approximately 2,000 shareholders.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
May 1, 2012 to April 30, 2013	22,942	$6.20	30,259	136,408
Total	22,942	$6.20	30,259	136,408

All amounts have been adjusted to reflect the reverse 1-for-6 stock split which was effective March 18, 2013.

Item 6.   SELECTED FINANCIAL DATA

(Not covered by Independent Registered Public Accounting Firm’s Reports)

(In thousands, except per share amounts)

Years Ended April 30,	2013	2012	2011	2010	2009

Revenues	$27,616	$36,079	$46,847	$44,020	$25,897
Net earnings (loss)	(4,625)	(3,259)	(4,634)	(10,743)	(3,135)
Basic earnings (loss) per share	(2.60)	(1.83)	(3.11)	(7.23)	(2.12)
Diluted earnings (loss) per share	(2.60)	(1.83)	(3.11)	(7.23)	(2.12)
Current assets	6,193	8,927	10,564	14,810	18,533
Total assets	8,165	11,430	14,820	17,653	24,555
Current liabilities	3,908	2,237	7,439	6,261	3,075
Total stockholders’ equity	2,990	7,526	7,381	11,392	21,099
Cash dividends paid	-	-	-	-	-

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in April and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

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

In addition, in October 2011, Thailand experienced floods which resulted in the cessation of business at several hard drive manufacturing facilities for months. This shut down severely reduced server shipments and raised prices, negatively impacting operations for the Company and other businesses in the computer industry. The Company has worked and will continue to work to minimize the disruption this event has caused to the supply and cost of components used in the Company’s business.

During the third quarter of fiscal 2012, the Company’s XcelaSAN (“XcelaSAN”) product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company capitalized approximately $907,000 of XcelaSAN development cost in the first six months of fiscal 2012. The Company capitalized approximately $1,480,000 of XcelaSAN research and development costs in fiscal 2011. The Company determined in fiscal 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written down to zero.

In the fourth quarter of fiscal 2012, the Company sold thirteen patents and two patent applications (covering covered solid state storage and caching products based on DRAM, flash, and other solid state technologies) for a purchase price of $5,000,000. Under terms of the sale, the Company retains a license to continue to use the patents in current and future Dataram products (including XcelaSAN) with limited rights to transfer its license. At the time, the Company believed that this transaction represented an exceptional opportunity to fund new growth initiatives such as the AMD branded products while at the same time protecting the Company’s current product portfolio. The transaction also delivered a significant return on the investment the Company made several years ago when it committed to use funds to convert certain intellectual property to tangible patent assets.

In fiscal 2013, the Company worked to expand its sales of memory products through both existing channels of distribution and its growing web-based marketing and sales. In addition, the Company plans to maintain and enhance its status as price performance leader in the virtual RAM drive market through its RAMDisk products. The Company also continued to enhance and market its caching products, and to develop new business opportunities based on its existing expertise and software. The Company plans to continue to seek and evaluate possible strategic alliances to enhance its sales, and to develop and monetize additional intellectual property as well.

Results of Operations

The following table sets forth consolidated operating data expressed as a percentage of revenues for the periods indicated.

Years Ended April 30,	2013	2012	2011

Revenues	100.0%	100.0%	100.0%

Cost of sales	79.8	76.2	76.4

Gross profit	20.2	23.8	23.6

Engineering	2.6	2.1	2.2

Research and development	0.0	0.0	4.0
Impairment of goodwill	1.6	0.0	0.0
Impairment of capitalized software	0.0	6.6	0.0

Selling, general and administrative	31.5	34.2	26.4

Loss from operations	(15.5)	(19.1)	(9.0)

Other income (expense), net	(1.2)	10.1	(0.9)

Loss before income tax expense	(16.7)	(9.0)	(9.9)

Income tax expense	0.0	0.0	0.0

Net loss	(16.7)%	(9.0)%	(9.9)%

Fiscal 2013 Compared With Fiscal 2012

Revenues for fiscal 2013 were $27,616,000 compared to $36,079,000 in fiscal 2012, a 23.5 percent decrease. This decrease was primarily the result of the reduction in prices of DRAMs. The average selling price of one gigabyte of memory decreased approximately 41 percent to approximately $16 for fiscal 2013, compared to approximately $27 for fiscal 2012.

Revenues for the fiscal years ended April 30, 2013 and 2012 by geographic region were:

	Year ended	Year ended
	April 30, 2013	April 30, 2012
United States	$21,702,000	$27,980,000
Europe	3,983,000	5,393,000
Other (principally Asia Pacific Region)	1,931,000	2,706,000
Consolidated	$27,616,000	$36,079,000

Cost of sales was $22,042,000 in fiscal 2013 or 79.8 percent of revenues compared to $27,509,000 or 76.2 percent of revenues in fiscal 2012. Fluctuations in cost of sales as a percentage of revenues are not unusual, however, and can result from many factors, including rapid changes in the price of DRAMs, or changes in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering expense in fiscal 2013 was approximately $715,000 versus approximately $740,000 in fiscal 2012.

Research and development expense in fiscal 2013 was $0. In fiscal 2012, the Company capitalized $907,000 of research and development costs related to the XcelaSAN product. During the third quarter of fiscal 2012, the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company capitalized approximately $1,480,000 of XcelaSAN research and development costs in fiscal 2011. The Company determined in fiscal 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written off.

Selling, general and administrative expenses were $8,700,000 in fiscal 2013 versus $12,324,000 in fiscal 2012. In fiscal 2013, there was $0 of XcelaSAN selling expenses compared to approximately $2,500,000 in the prior year. Fiscal 2013 selling expense includes approximately $919,000 of expense related to the RAMDisk product. The overall reduction in expense was primarily the result of a reduction of employees and related benefit expenses. Stock-based compensation expense was recorded as a component of selling, general and administrative expense and totaled approximately $231,000 in fiscal 2013, versus $451,000 in fiscal 2012. In fiscal 2013, there were options granted to purchase 16,667 shares of the Company’s Common Stock compared to option grants to purchase 48,000 shares in fiscal 2012. Intangible asset amortization is recorded as a component of selling, general and administrative expense and totaled approximately $163,000 in fiscal 2013 and fiscal 2012.

Based on a combination of factors that occurred in the fourth quarter of fiscal 2013 including the operating results of the MMB business unit, management concluded that a goodwill impairment triggering event had occurred, and accordingly performed a testing of the carrying value of $1,519,000 of goodwill for MMB. After this testing, management concluded that the carrying value of the MMB business unit exceeded the fair value of this reporting unit. The implied fair value of the goodwill of the MMB business unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if MMB business unit had been acquired in a business combination. As a result, the Company recorded a non-cash goodwill impairment charge of $438,000.

During the third quarter of fiscal 2012, the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company capitalized approximately $900,000 of XcelaSAN development cost in the first six months of fiscal 2012. The Company capitalized approximately $1,500,000 of XcelaSAN research and development costs in fiscal 2011. The Company determined in the third quarter of fiscal 2012, based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written down to zero.

Other income (expense) for fiscal 2013 totaled approximately $341,000 of expense versus $3,627,000 of income in fiscal 2012. Other income (expense) for fiscal 2013 includes $311,000 of interest expense and $22,000 of interest income. Other income (expense) in fiscal 2013 also includes $52,000 of foreign currency transaction losses, primarily as a result of the US dollar strengthening against the EURO. Other income (expense) in fiscal 2012 includes approximately $4,078,000 of income recorded for the sale of thirteen patents and two patent applications, net of expenses. Other income (expense) in fiscal 2012 also includes $386,000 of interest expense and $65,000 of foreign currency transaction losses, primarily the result of the US dollar strengthening against the EURO.

The Company’s consolidated statements of operations for fiscal 2013 and 2012 include tax expense of approximately $5,000 each year that consists of state minimum tax payments. For the fiscal year ended April 30, 2013, the Company had Federal and State net operating loss (“NOL”) carry-forwards of approximately $23,500,000 and $21,800,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2033 for Federal tax purposes and 2016 and 2033 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements for the fiscal years ended April 30, 2013 and 2012.

The Company expects that the entire backlog on hand will be filled during the current fiscal year and most in the first quarter of fiscal 2014. The Company's backlog at April 30, 2013 was $234,000. At April 30, 2012, the Company’s backlog was $626,000.

Fiscal 2012 Compared With Fiscal 2011

Revenues for fiscal 2012 were $36,079,000 compared to $46,847,000 in fiscal 2011, a 22.9 percent decrease. This decrease was primarily the result of the reduction in prices of DRAMs. The average selling price of one gigabyte of memory decreased approximately 43 percent to approximately $27 for fiscal 2012, compared to approximately $48 for fiscal 2011. To a lesser extent the buildup of IT infrastructure experienced in fiscal 2011 did not continue into fiscal 2012.

Cost of sales was $27,509,000 in fiscal 2012 or 76.2 percent of revenues compared to $35,777,000 or 76.4 percent of revenues in fiscal 2011. The cost of sales as a percentage of revenue is considered by management to be within the Company's normal range as evidenced by nominal change as a percentage of revenues combined with the sales decrease.

Engineering expense in fiscal 2012 was approximately $740,000, versus approximately $1,033,000 in fiscal 2011. The reduction of engineering expense was primarily the result of a reduction of one employee and related severance cost in fiscal 2011.

Research and development expense in fiscal 2012 was $0 versus approximately $1,894,000 in fiscal 2011. The Company capitalized approximately $907,000 of XcelaSAN development cost in fiscal 2012. The Company capitalized approximately $1,480,000 of XcelaSAN research and development costs in fiscal 2011. Research and development expense includes payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expense also includes third-party development and programming costs.

Selling, general and administrative expenses were $12,324,000 in fiscal 2012 versus $12,371,000 in fiscal 2011. In fiscal 2012, approximately $2,500,000 of XcelaSAN selling expense was recorded compared to approximately $1,200,000 in fiscal 2011. The Company’s traditional computer memory selling, general and administrative expense was approximately $1,000,000 less in fiscal 2012 as compared to fiscal 2011. This reduction in expense was primarily the result of a reduction of six employees and related benefit expenses. Stock-based compensation expense was recorded as a component of selling general and administrative expense and totaled approximately $451,000 in fiscal 2012, versus $482,000 in fiscal 2011. In fiscal 2012, there were options granted to purchase 288,000 shares of the Company’s Common Stock compared to option grants to purchase 139,000 shares in fiscal 2011. Intangible asset amortization is recorded as a component of selling general and administrative expense and totaled approximately $163,000 in fiscal 2012, versus $407,000 in fiscal 2011.

During the third quarter of fiscal 2012, the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company capitalized approximately $907,000 of XcelaSAN development cost in fiscal 2012. The Company capitalized approximately $1,480,000 of XcelaSAN research and development costs in fiscal 2011. The Company determined in fiscal 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written down to zero.

Other income (expense) for fiscal year 2012, totaled approximately $3,627,000 income versus $401,000 expense in fiscal 2011. Other income (expense) in fiscal 2012 includes approximately $4,078,000 of income recorded for the sale of thirteen patents and two patent applications, net of expenses. Other income (expense) in fiscal 2012 also includes $386,000 of interest expense and $65,000 of foreign currency transaction losses, primarily the result of the US dollar strengthening against the EURO. Other income (expense) for fiscal 2011 includes $286,000 of interest expense. Other income in fiscal year 2011 also includes $135,000 of foreign currency transaction losses, primarily as a result of the US dollar strengthening against the EURO. Additionally, other income (expense) includes approximately $47,000 of income recorded for the gain on sale of machinery and equipment and approximately $30,000 of expenses for bank fees related to loan applications.

The Company’s consolidated statements of operations for fiscal 2012 and 2011 include tax expense of approximately $5,000 each year that consists of state minimum tax payments.

Liquidity and Capital Resources

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years; ended April 30, 2013, 2012 and 2011, the Company incurred losses in the amounts of approximately $4,625,000, $3,259,000 and $ 4,634,000, respectively.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing, raise capital through the sales of equity and or debt securities and upon future profitable operations. In the first quarter of fiscal year 2014, the Company eliminated approximately $900,000 of expenses on an annual basis. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to seek out opportunities to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Cash and cash equivalents at April 30, 2013 amounted to $324,000 and working capital amounted to $2,560,000, reflecting a current ratio of 1.7 to 1, compared to cash and cash equivalents of $3,275,000 and working capital of $6,690,000 and a current ratio of 4.0 to 1 as of April 30, 2012. At April 30, 2013, the Company had approximately $431,000 of additional financing available, and, with cash and cash equivalents on hand at April 30, 2013 is expected to support the Company’s activities into the third fiscal quarter beginning November 1, 2013.

Accounts receivable at the end of fiscal 2013, totaled $2,885,000 compared to $2,605,000 at the end of fiscal 2012.

Net cash used in operating activities totaled $3,882,000 for fiscal 2013. Net losses totaled approximately $4,625,000 for fiscal 2013. Depreciation and amortization expense of approximately $443,000 and stock-based compensation expense of $231,000 were recorded in fiscal 2013. In fiscal 2013, an impairment of intangible asset charge of $438,000 was also recorded. Accounts receivable increased by approximately $337,000 and accounts payable decrease by approximately $70,000. Inventories and other current assets decreased by $29,000 and $34,000, respectively. The Company does not expect to improve trade terms with suppliers until profitability returns.

Net cash used in investing activities totaled approximately $349,000 in fiscal 2013 and was primarily the result of the issuance of a note receivable to Shoreline Memory, Inc. (“Shoreline”) described in Note 4 of notes to consolidated financial statements.

Net cash provided by financing activities totaled approximately $1,280,000 in fiscal 2013 and consisted primarily of proceeds from borrowings under a revolving credit facility of approximately $1,755,000, more fully described in Note 2 of notes to consolidated financial statements. The Company also purchased approximately $143,000 of Common Stock and made principal payments of approximately, $333,000 to Mr. Sheerr under the Note and Security agreement, more fully described in Note 2 of notes to consolidated financial statements.

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000 which, according to the Company’s projections, will be sufficient to allow for maximum borrowing under the formulas provided for in the agreement. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. The total credit line remains at $3,500,000 and the Tangible Net Worth covenant is $2,000,000, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. On December 18, 2012, the agreement was amended in exchange for a fee of $7,500 to reduce the Tangible Net Worth covenant to $1,300,000. However, if the Tangible Net Worth falls below $2,000,000, the amount available to borrow on inventory will be capped at $250,000 reduced from $500,000. At April 30, 2013, Tangible Net Worth was approximately $1,637,000, and the amount available for borrowing on inventory was reduced to $250,000. Management believes that the aggregate $3,500,000 available under this facility combined with current projected losses will not be sufficient to meet its current obligations and the Company will need to raise capital through borrowings or sales of equity securities. There can be no assurance that the Company will be able to obtain additional borrowings or complete a sale of equity securities.

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

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under a previous agreement. The Company has borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation are $33,333 per month which began on July 15, 2012. In each of four fiscal periods from May 1, 2013 through April 30, 2017, the principal amounts due under this obligation are $400,000. In the fiscal period from May 1, 2017 through June 30, 2017, the principal amount due on this obligation is $66,667. Interest expense recorded for the Note in fiscal 2013 was $187,000. Interest payable to Mr. Sheerr on April 30, 2013 was $13,889.

The weighted average interest rate on amounts borrowed under these agreements at April 30, 2013 and 2012 was 9.7% and 12.0%, respectively. The average dollar amounts borrowed under these agreements for the fiscal years ended April 30, 2013, 2012 and 2011 were $3,190,000, $3,143,000 and $2,263,000, respectively.

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into Common Stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline Common Stock. The conversion is at the rate of 1% of the outstanding Common Stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of three years and at such time Shoreline would have had to repay the note or the Company would of had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding Common Stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary of the closing of the transaction. The warrant prescribed a formula to determine the price per share at the time of exercise.

If all the amounts under the note were advanced and converted and the full warrant is exercised, the Company would have owned 60% of the outstanding Common Stock of Shoreline. The note was executed simultaneously with a Master Services Agreement which details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. The Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The remaining $275,000 will be repaid in accordance with the amended and restated promissory note that is due on July 31, 2013. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline Memory, Inc. have been terminated with the exception of the amended and restated promissory note. As a result of the termination with Shoreline, the Company expanded its relationship with Advanced Micro Devices, Inc.

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 83,333 shares of the Company’s Common Stock. On April 10, 2012, the Company announced the additional authorization to repurchase up to 138,000 shares of the Company’s Common Stock which at that time made the total available for purchase of up to 166,667 shares. In fiscal 2013, the Company repurchased 22,942 shares for a total cost of $142,262. In fiscal 2012, the Company repurchased 7,317 shares for a total cost of $45,299. In fiscal 2011 and 2010, the Company did not repurchase any shares of its Common Stock. As of April 30, 2013, the total number of shares authorized for purchase under the program is 136,408 shares. On January 23, 2013, the Company canceled the 30,259 shares held in treasury stock.

On March 31, 2009, the Company acquired certain assets of MMB, a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. Under the terms of the agreement with MMB, the remaining portion of the purchase price was contingently payable based upon the performance of the new Company business unit to be operated as a result of the acquisition of the (“MMB business unit”) and consists of a percentage, averaging 65%, payable quarterly, over the subsequent four years from acquisition date of earnings before interest, taxes, depreciation and amortization of the MMB business unit. For the fiscal year 2013, this amount totaled $68,000. For fiscal year 2012, the amounts totaled approximately $211,000. The agreement expired on March 31, 2013. The results of operations of MMB for the period from the acquisition date, March 31, 2009, through April 30, 2013 have been included in the consolidated statements of operations of the Company.

Contractual Obligations

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2013 are as follows:

Year ending April 30:
2014	$295,000
2015	301,000
2016	293,000
2017	68,000
Thereafter	-

$957,000

Purchases

At April 30, 2013, the Company had open purchase orders outstanding totaling $1,481,000, primarily for inventory items to be delivered in the first three months of fiscal 2014. These purchase orders are cancelable.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Adopted Accounting Guidance

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted this new guidance beginning May 1, 2012. Adoption of this new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

There are no new pronouncements which affect the Company.

Critical Accounting Policies

During December 2001, the Securities and Exchange Commission (“SEC”) published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company’s significant accounting policies are summarized in Note 1 of notes to consolidated financial statements included in this Annual Report, management believes the following accounting policies to be critical:

Revenue Recognition - Revenue is recognized when title passes upon shipment of goods to customers. The Company’s revenue earning activities involve delivering or producing goods. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, selling price is fixed or determinable and collection is reasonably assured. The Company does experience a minimal level of sales returns and allowances for which the Company accrues a reserve at the time of sale in accordance with the Revenue Recognition – Right of Return Topic of the FASB ASC. Estimated warranty costs are accrued by management upon product shipment based on an estimate of future warranty claims.

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

During the third quarter of fiscal 2012, the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company capitalized approximately $907,000 of XcelaSAN development cost in fiscal 2012. The Company capitalized approximately $1,480,000 of XcelaSAN research and development costs in fiscal 2011. The Company determined in fiscal 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written down to zero.

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

Goodwill - Based on a combination of factors that occurred in the fourth quarter of fiscal 2013, including the operating results of the MMB business unit, management concluded that a goodwill impairment triggering event had occurred. and accordingly performed a testing of the carrying value of $1,519,000 of goodwill for MMB. Based on a combination of factors that occurred in the fourth quarter of fiscal 2013, including the operating results of the MMB business unit, management concluded that a goodwill impairment triggering event had occurred. Accordingly, the company performed a testing of the carrying value of $1,519,000 of goodwill for MMB using a discounted cash flow model to estimate the fair value of the reporting unit. After this testing, management concluded that the carrying value of the MMB business unit exceeded the fair value of this reporting unit. The implied fair value of the goodwill of the MMB business unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if MMB business unit had been acquired in a business combination. As a result, the Company recorded a non-cash goodwill impairment charge of $438,000.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not invest in market risk sensitive instruments. At times, the Company’s cash equivalents consist of overnight deposits with banks and money market accounts. The Company’s rate of return on its investment portfolio changes with short-term interest rates, although such changes will not affect the value of its portfolio. The Company’s objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

The Company purchases and sells primarily in U.S. dollars. The Company sells in foreign currency (primarily Euros) to a limited number of customers and as such incurs some foreign currency risk. At any given time, approximately 5 to 25 percent of the Company’s accounts receivable are denominated in currencies other than U.S. dollars. At present, the Company does not purchase forward contracts as hedging instruments, but could do so as circumstances warrant.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dataram Corporation

We have audited the accompanying consolidated balance sheets of Dataram Corporation and Subsidiaries (“the Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended April 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dataram Corporation as of April 30, 2013 and 2012, and its results of operations and cash flows for each of the years in the three year period ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operating activities for each of the years in the three year period ended April 30, 2013 and management can give no assurance that the Company's future operations will generate sufficient profits or the Company will be able to raise sufficient funds to continue operating. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ CohnReznick LLP

Roseland, New Jersey
July 29, 2013

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2013 and 2012

(In thousands, except share and per share amounts)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$324	$3,275
Accounts receivable, less allowance for doubtful accounts and sales returns of $200 in 2013 and 2012	2,885	2,605
Inventories:
Raw materials	1,425	1,921
Work in process	89	30
Finished goods	1,389	981
	2,903	2,932
Note receivable	275	—
Other current assets	81	115
Total current assets	6,468	8,927

Property and equipment:
Machinery and equipment	11,733	11,976
Leasehold improvements	608	608
	12,341	12,584
Less accumulated depreciation and amortization	11,916	11,886
Net property and equipment	425	698
Other assets	56	55
Intangible assets, less accumulated amortization of $1,426 in 2013 and $1,262 in 2012	133	297
Goodwill	1,083	1,453
	$8,165	$11,430

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-revolving credit line	$1,876	$121
Accounts payable	948	1,017
Accrued liabilities	684	766
Due to related party – current portion	400	333
Total current liabilities	3,908	2,237

Due to related party – long term	1,267	1,667
Total liabilities	5,175	3,904

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1.00 per share. Authorized 9,000,000 shares; issued and 1,754,662 issued and outstanding at April 30, 2013 and 1,783,885 issued and 1,776,568 outstanding on April 30, 2012	1,755	1,784
Treasury stock 7,317 shares as of April 30, 2012 at cost	—	(45)
Additional paid-in capital	19,288	19,215
Accumulated deficit	(18,053)	(13,428)
Total stockholders’ equity	2,990	7,526

	$8,165	$11,430

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended April 30, 2013, 2012 and 2011

(In thousands, except per share amounts)

	2013	2012	2011

Revenues	$27,616	$36,079	$46,847
Costs and expenses:
Cost of sales	22,042	27,509	35,777
Engineering	715	740	1,033
Research and development	—	—	1,894
Selling, general and administrative	8,700	12,324	12,371
Impairment of goodwill	438	—	—
Impairment of capitalized software	—	2,387	—
	31,895	42,960	51,075
Loss from operations	(4,279)	(6,881)	(4,228)

Other income (expense):
Interest income	22	—	—
Interest expense	(311)	(386)	(286)
Currency loss	(52)	(65)	(135)
Other income	—	4,078	20
	(341)	3,627	(401)

Loss before income tax expense	(4,620)	(3,254)	(4,629)

Income tax expense	5	5	5

Net loss	$(4,625)	$(3,259)	$(4,634)

Net loss per common share:
Basic	$(2.60)	$(1.84)	$(3.11)
Diluted	$(2.60)	$(1.84)	$(3.11)

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended April 30, 2012, 2011 and 2010

(In thousands)

	2013	2012	2011

Cash flows from operating activities:
Net loss	$(4,625)	$(3,259)	$(4,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443	660	1,039
Bad debt expense (recovery)	57	14	(6)
Stock-based compensation expense	231	451	610
Gain on sale of property and equipment	—	—	(47)
Impairment of goodwill	438	—	—
Impairment of software development cost	—	2,387	—
Gain on sale of patents	—	(4,078)	—
Changes in assets and liabilities (net of effect of acquisition of business):
Decrease (increase) in accounts receivable	(337)	2,011	720
Decrease in inventories	29	2,530	1,410
Decrease (increase) in other current assets	34	12	(40)
Decrease (increase) in other assets	(1)	56	(6)
Decrease in accounts payable	(69)	(1,928)	(578)
Decrease in accrued liabilities	(82)	(74)	(898)
Net cash used in operating activities	(3,882)	(1,218)	(2,430)

Cash flows from investing activities:
Acquisition of business	(68)	(211)	(488)
Additions to property and equipment	(6)	(232)	(478)
Software development costs	—	(907)	(1,480)
Proceeds from sale of patents	—	4,078	—
Issuance of note receivable	(275)	—	47
Net cash (used in) provided by investing activities	(349)	2,728	(2,399)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	1,755	(2,033)	2,154
Proceeds from related party note payable	—	500	500
Repayments of related party note payable	(333)	—	—
Net proceeds from sale of common shares under stock option plan	—	—	13
Net proceeds from sale of common stock	—	2,998	—
Purchase of treasury stock	(142)	(45)	—
Net cash provided by financing activities	1,280	1,420	2,667

Net (decrease) increase in cash and cash equivalents	(2,951)	2,930	(2,162)
Cash and cash equivalents at beginning of year	3,275	345	2,507
Cash and cash equivalents at end of year	$324	$3,275	$345

Supplemental disclosure of non-cash financing activities:
Borrowings from and repayments to related party	$—	$1,500	$—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$226	$365	$275
Income taxes	$5	$5	$5

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended April 30, 2013, 2012 and 2011

(In thousands)

	Number
	Of			Additional		Total
	Common	Common	Treasury	paid-in	Accumulated	stockholders’
	shares	stock	stock	capital	deficit	equity

Balance at April 30, 2010	1,487	$1,487	$—	$15,441	$(5,536)	$11,392

Issuance of shares under stock option plans	1	1		11	—	12

Net loss		—		—	(4,633)	(4,633)

Stock-based compensation expense		—		610	—	610
Balance at April 30, 2011	1,488	1,488	—	16,062	(10,169)	7,381

Net loss		—		—	(3,259)	(3,259)

Stock-based compensation expense		—		451	—	451

Issuance of shares under registered direct offering	296	296		2,702	—	2,998

Treasury stock purchased			(45)			(45)
Balance at April 30, 2012	1,784	1,784	(45)	19,215	(13,428)	7,526

Net loss		—		—	(4,625)	(4,625)

Stock-based compensation expense		—		231	—	231

Treasury stock purchased and cancelled	(29)	(29)	45	(158)		(142)
Balance at April 30, 2013	1,755	$1,755	$—	$19,288	$(18,053)	$2,990

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Description of Business and Significant Accounting Policies

Dataram Corporation (“the Company”) is a developer, manufacturer and marketer of large capacity memory products primarily used in high-performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, HP, IBM and Sun Microsystems. Additionally, the Company manufactures a line of memory products for Intel and AMD motherboard based servers. The Company has developed and currently markets a line of high-performance storage caching products.

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

Liquidity and Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years; ended April 30, 2013, 2012, and 2011, the Company incurred losses in the amounts of approximately $4,625,000, $3,259,000 and $4,634,000, respectively.

As discussed in Note 2, the Company entered into financing agreements to address short-term liquidity needs. Also, as discussed in Note 3, on May 11, 2011, the Company entered into a securities purchase agreement with certain investors. Management believes that the aggregate $3,500,000 available under this facility combined with current projected losses will not be sufficient to meet its current obligations and the Company will need to raise capital through borrowings or sales of equity securities. There can be no assurance that the Company will be able to obtain additional borrowings or complete a sale of equity securities. At April 30, 2013, the Company had approximately $431,000 of additional financing available to it under the terms of the agreement, and, with cash and cash equivalents on hand at April 30, 2013, is expected to support the Company’s activities into the third fiscal quarter beginning November 1, 2013.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing, raise capital through the sales of equity and or debt securities and upon future profitable operations. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to seek out opportunities to trim overhead expenses to meet revenues.

If current and projected revenue growth does not meet estimates, the Company may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Stock Split

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

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2013	April 30, 2012
Trade receivables	$2,962,000	$2,621,000
VAT receivable	123,000	184,000
Allowance for doubtful accounts and sales returns	(200,000)	(200,000)
	$2,885,000	$2,605,000

Inventories

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed on the straight-line basis. Depreciation and amortization rates are based on the estimated useful lives, which range from two to five years for machinery and equipment and five to six years for leasehold improvements. When property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed from the accounts. Depreciation and amortization expense related to property and equipment for the fiscal years ended April 30, 2013, 2012 and 2011 totaled $279,000, $496,000 and $632,000, respectively.

Repair and maintenance costs are charged to operations as incurred.

Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less cost to sell, and no longer depreciated. The Company considers various valuation factors, principally undiscounted cash flows, to assess the fair values of long-lived assets.

Goodwill and Intangible Assets

Goodwill:

On March 31, 2009, the Company acquired the assets of MMB for cash plus contingent consideration. The excess of consideration paid over the net assets acquired is recorded as goodwill. We were obligated under the Asset Purchase Agreement to make contingent payments based on the earnings of MMB through March 31, 2013. The contingent purchase price amount for the acquisition in the fiscal year ended April 30, 2013 and 2012 totaled $68,000 and $211,000, respectively, and is recorded as an addition to goodwill. The cumulative contingent purchase amount for the acquisition through April 30, 2013 totaled $1,519,000. Based on a combination of factors that occurred in the fourth quarter of fiscal 2013, including the operating results of the MMB business unit, management concluded that a goodwill impairment triggering event had occurred. Accordingly, the Company performed a testing of the carrying value of $1,519,000 of goodwill for MMB using a discounted cash flow model to estimate the fair value of the reporting unit. After this testing, management concluded that the carrying value of the MMB business unit exceeded the fair value of this reporting unit. The implied fair value of the goodwill of the MMB business unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if MMB business unit had been acquired in a business combination. As a result, the Company recorded a non-cash goodwill impairment charge of $438,000.

The following table outlines the changes in goodwill for the year ended April 30, 2013:

	2013	2012
Opening balance May 1	$1,453,000	$1,242,000
Contingently purchase price	68,000	211,000
Impairment charge	(438,000)	—
Goodwill balance April 30	$1,083,000	$1,453,000

Intangible Assets:

Intangible assets with determinable lives, other than customer relationships, are amortized on a straight-line basis over their estimated period of benefit, ranging from four to five years. Customer relationships are amortized over a two-year period at a rate of 65% of the gross value acquired in the first year subsequent to their acquisition and 35% of the gross value acquired in the second year. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

All of the Company’s intangible assets with definitive lives are subject to amortization. During the third quarter of fiscal 2012, the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company determined in fiscal 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written down to zero.

The Company estimates that it has no significant residual value related to its intangible assets. Intangible assets amortization expense was $164,000 for fiscal year 2013, $164,000 for fiscal year 2012 and $407,000 for fiscal year 2011. As of April 30, 2013, the components of intangible assets acquired are as follows:

	Gross	Weighted		Net
	Carrying	Average	Accumulated	Carrying
	Amount	Life	Amortization	Amount
Customer relationships	$758,000	2 Years	$758,000	$0
Trade names	733,000	5 Years	600,000	133,000
Non-compete agreement	68,000	4 Years	68,000	0
	$1,559,000		$1,426,000	$133,000

As of April 30, 2012, the components of finite-lived intangible assets acquired were as follows:

	Gross	Weighted		Net
	Carrying	Average	Accumulated	Carrying
	Amount	Life	Amortization	Amount
Customer relationships	$758,000	2 Years	$758,000	$0
Trade names	733,000	5 Years	451,000	282,000
Non-compete agreement	68,000	4 Years	53,000	15,000

	$1,559,000		$1,262,000	$297,000

The following table outlines the estimated future amortization expense related to intangible assets:

Year ending April 30:

2014	$133,000

$133,000

Fair Value of Financial Instruments:

Fair value measurements and disclosures establish a hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of hierarchy are described below:

•	Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly-quoted intervals.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions, as there is little, if any, related market activity.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

The following table sets forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated balance sheet at April 30, 2013:

Quoted Prices
	in Active	Significant			Total
	Markets for	Other	Significant		Reduction
	Identical Assets	Observable	Unobservable		in Fair value
Balance Sheet	or Liabilities	Inputs	Inputs	April 30, 2013	Recorded at
Location	(Level 1)	(Level 2)	(Level 3)	Total	April 30, 2013
Assets:
Goodwill	$ -	$ -	$ 1,083,000	$ 1,083,000	$ (438,000)

Revenue Recognition

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

Engineering and Research and Development

Research and development costs are expensed as incurred, including Company-sponsored research and development and costs of patents and other intellectual property that have no alternative future use when acquired and in which we had an uncertainty of receiving future economic benefits. Development costs of a computer software product to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Technological feasibility of a computer software product is established when all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications (including functions, features and technical performance requirements) are completed. The Company had been developing computer software for its XcelaSAN storage caching product line. On November 4, 2010, the Company determined that technological feasibility of the product was established, and development costs subsequent to that date have been capitalized. Prior to November 4, 2010, the Company expensed all development costs related to this product line. In the third quarter of fiscal 2012 when the product was made available for general release to customers, the Company discontinued capitalizing development costs.

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

Advertising

Advertising is expensed as incurred and amounted to $77,000, $223,000, and $228,000 in fiscal years 2013, 2012 and 2011, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers’ financial condition, as well as general economic conditions and, generally, requires no collateral from its customers. At April 30, 2013 and 2012, amounts due from one customer totaled approximately 19% and 16%, respectively, of accounts receivable.

In fiscal years 2013, 2012 and 2011, the Company had sales to one customer that accounted for approximately 9%, 11% and 11%, respectively, of revenues.

Net Income (Loss) Per Share

Basic net income per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share was calculated in a manner consistent with basic net income (loss) per share except that the weighted average number of common shares outstanding also includes the dilutive effect of stock options outstanding (using the treasury stock method).

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share. All amounts shown have adjusted to reflect the reverse 1-for-6 stock split effective March 18, 2013.

	Year ended April 30, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount
Basic net loss per share-net loss and weighted average common shares outstanding	$(4,625,000)	1,776,796	$(2.60)
Effect of dilutive securities-stock options	—	—	—

Diluted net loss per share -net loss weighted average common shares outstanding and effect of stock options	$(4,625,000)	1,776,796	$(2.60)

	Year ended April 30, 2012
	Loss	Shares	Per share
	(numerator)	(denominator)	amount
Basic net loss per share-net loss and weighted average common shares outstanding	$(3,259,000)	1,770,952	$(1.84)
Effect of dilutive securities-stock options	-	-	-
Diluted net loss per share-net loss weighted average common shares outstanding and effect of stock options	$(3,259,000)	1,770,952	$(1.84)

	Year ended April 30, 2011
	Loss	Shares	Per share
	(numerator)	(denominator)	amount
Basic net loss per share-net loss and weighted average common shares outstanding	$(4,633,000)	1,487,211	$(3.11)
Effect of dilutive securities-stock options	-	-	-
Diluted net loss per share-net loss, weighted average common shares outstanding and effect of stock options	$(4,633,000)	1,487,211	$(3.11)

Diluted net loss per common share does not include the effect of options to purchase 319,908, 299,317 and 316,533 shares of Common Stock for the years ended April 30, 2013, 2012 and 2011, respectively, because they are anti-dilutive. Diluted net loss per common share for the year ended April 30, 2013 also does not include the effect of warrants to purchase 221,875 shares because they are anti-dilutive.

Product Warranty

The majority of the Company’s products are intended for single use; therefore, the Company requires limited product warranty accruals. The Company accrues estimated product warranty cost at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

	Balance	Charges to			Balance
	Beginning	Costs and			End
	of Year	Expenses	Other	Deductions	of Year

Year Ended
April 30, 2013	$79,000	14,000	-	(24,000)	$69,000

Year Ended
April 30, 2012	$79,000	6,000	-	(6,000)	$79,000

Year Ended
April 30, 2011	$79,000	1,000	-	(1,000)	$79,000

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

Stock-Based Compensation

At April 30, 2013, the Company has stock-based employee and director compensation plans, which are described more fully in Note 7. New shares of the Company’s Common Stock are issued upon exercise of stock options.

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

The Company’s consolidated statement of operations for fiscal year ended April 30, 2013 includes $231,000 of stock based compensation expense. Stock based compensation expense is recognized in the results of operations on a ratable basis over the vesting periods. These stock option grants have been classified as equity instruments, and as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying balance sheet as of April 30, 2013. In fiscal 2012 and fiscal 2011, stock-based compensation expense totaled $451,000 and $610,000, respectively. A corresponding increase is reflected in additional paid-in capital for these years. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the fiscal year ended April 30, 2013 is as follows:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual life	value(1)

Balance April 30, 2012	290,983	$14.04	5.29	$-

Granted	41,667	$3.12	-	-
Exercised	-	-	-	-
Expired	(21,075)	$16.65	-	-

Balance April 30, 2013	311,575	$12.40	5.02	-

Exercisable April 30, 2013	257,325	$14.10	4.66	-

Expected to vest April 30, 2013	272,000	$12.40	5.02	-

All amounts shown have adjusted to reflect the reverse 1-for-6 stock split effective March 18, 2013.

(1) These amounts represent the difference between the exercise price and the closing price of Dataram Common Stock as of the end of the reporting period, $2.09 on April 30, 2013 as reported on the NASDAQ Stock Market. There are zero in-the-money options outstanding at April 30, 2013.

During fiscal 2013, 29,583 options completed vesting. As of April 30, 2013, there was approximately $55,000 of total unrecognized compensation expense related to stock options. This expense is expected to be recognized over a weighted average period of approximately six months. At April 30, 2013, 8,333 shares were authorized for future grant under the Company’s stock option plans.

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2013	2012	2011
Expected life (years)	3.0 to 5.75	3.0 to 3.3	3.0 to 6.0
Expected volatility	77%	77%	56% to 79%
Expected dividend yield	-	-	-
Expected forfeiture rate	5.0%	5.0%	5.0%
Risk-free interest rate	0.5% to 0.6%	0.5% to 0.6%	0.7% to 2.9%
Weighted average fair value of options granted during the year	$ 0.90	$0.56	$ 1.07

The expected life represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated using the simplified method pursuant to SEC Staff Accounting Bulletin (SAB) Nos. 107 and 110. Expected volatility is based on the historical volatility of the Company’s Common Stock using the daily closing price of the Company’s Common Stock, pursuant to SAB 107. Expected dividend yield assumes the current dividend rate remains unchanged. Expected forfeiture rate is based on the Company’s historical experience. The risk-free interest rate is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the option grants.

(2) Financing Agreements

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000 which, according to the Company’s projections, will be sufficient to allow for maximum borrowing under the formulas provided for in the agreement. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. The total credit line remains at $3,500,000 and the Tangible Net Worth covenant is $2,000,000, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. On December 18, 2012, the agreement was amended in exchange for a fee of $7,500 to reduce the Tangible Net Worth covenant to $1,300,000. However, if the Tangible Net Worth falls below $2,000,000, the amount available to borrow on inventory will be capped at $250,000 reduced from $500,000. At April 30, 2013, Tangible Net Worth was approximately $1,636,000, and the amount available for borrowing on inventory was reduced to $250,000. Management believes that the aggregate $3,500,000 available under this facility combined with current projected losses will not be sufficient to meet its current obligations and the Company will need to raise capital through borrowings or sales of equity securities. There can be no assurance that the Company will be able to obtain additional borrowings or complete a sale of equity securities. At April 30, 2013, the Company had approximately $431,000 of additional financing available to it under the terms of the agreement.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr who is a related party. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under a previous agreement. The Company has borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation are $33,333 per month which began on July 15, 2012. In each of four fiscal periods from May 1, 2013 through April 30, 2017, the principal amounts due under this obligation are $400,000. In the fiscal period from May 1, 2017 through June 30, 2017, the principal amount due on this obligation is $66,667. Interest expense recorded for this obligation in fiscal 2013 was $187,000. Interest expense recorded in fiscal 2012 was $178,000. Interest payable to Mr. Sheerr on April 30, 2013 was $13,889 and on April 30, 2012 was $16,667.

The weighted average interest rate on amounts borrowed under these agreements at April 30, 2013 and 2012 was 9.7% and 12.0%, respectively. The average dollar amounts borrowed under these agreements for the fiscal years ended April 30, 2013, 2012 and 2011 were $3,190,000, $3,143,000 and $2,263,000, respectively.

(3) Securities Purchase Agreement

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

(4) Note Receivable

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory Inc. (“Shoreline”) and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into Common Stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline Common Stock. The conversion is at the rate of 1% of the outstanding Common Stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of three years and at such time Shoreline would have had to repay the note or the Company would of had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding Common Stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary of the closing of the transaction. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant is exercised, the Company would have owned 60% of the outstanding Common Stock of Shoreline. The note was executed simultaneously with a Master Services Agreement which details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. The Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The remaining $275,000 will be repaid in accordance with the amended and restated promissory note that is due on July 31, 2013. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline Memory, Inc. have been terminated with the exception of the amended and restated promissory note. As a result of the termination with Shoreline, the Company expanded its relationship with Advanced Micro Devices, Inc.

(5) Related Party Transactions

During fiscal 2013 and fiscal 2012, the Company purchased inventories for resale totaling approximately $3,158,000 and $5,400,000, respectively, from Sheerr Memory, a company owned by a related party, David Sheerr.

When the Company acquired certain assets of MMB, it did not acquire any of its inventory. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $158,000 and $245,000, respectively, of accounts payable in the Company’s consolidated balance sheets as of April 30, 2013 and 2012 is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to April 30, 2013 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

The Company has financing agreements with related parties (see Note 2). Interest expense in fiscal 2013 to David Sheerr totaled $187,000. Interest expense recorded in fiscal 2012 was $178,000. Interest payable to Mr. Sheerr on April 30, 2013 was $13,889 and on April 30, 2012 was $16,667.

(6) Income Taxes

Income tax expense for the years ended April 30 consists of the following:

	2013	2012	2011
Current:
Federal	$-	$-	$-
State	5,000	5,000	5,000
	5,000	5,000	5,000

Deferred:
Federal	-	-	-
State	-	-	-
	-	-	-
Total income tax expense	$5,000	$5,000	$5,000

Income tax expense differs from “expected” tax expense (computed by applying the applicable U.S. statutory Federal income tax rate to earnings before income taxes) as follows:

	2013	2012	2011

Federal income tax at statutory rates	$(1,459,000)	$(1,106,000)	$(1,574,000)
State income taxes (net of Federal income tax benefit)	(249,000)	(193,000)	(319,000)

Other	52,000	(47,000)	(259,000)

Total income tax expense (benefit) before provision for valuation allowance	(1,656,000)	(1,346,000)	(2,152,000)
Changes in valuation allowance	1,661,000	1,351,000	2,157,000
Total income tax expense	$5,000	$5,000	$5,000

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2013	2012
Deferred tax assets:
Compensated absences and severance, principally due to accruals for financial reporting purposes	$150,000	$99,000
Stock-based compensation expense	1,259,000	1,202,000
Accounts receivable, principally due to allowance for doubtful accounts and sales returns	78,000	78,000
Property and equipment, principally due to differences in depreciation	106,000	253,000
Intangible assets	464,000	360,000
Inventories	91,000	88,000
Domestic net operating losses	9,089,000	7,491,000
Alternative minimum tax	438,000	438,000
Other	61,000	66,000
Deferred tax assets	11,736,000	10,075,000

Valuation allowance	(11,736,000)	(10,075,000)

Net deferred tax assets	$-	$-

The Company recorded a valuation allowance of $1,661,000 and $1,351,000 for the fiscal years ended April 30, 2013 and 2012, respectively. Management believes sufficient uncertainty exists regarding the realization of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. The amount of deferred tax assets considered realizable could materially change in the future if estimates of future taxable income change.

The Company has Federal and state net operating loss carry-forwards of approximately $23,500,000 and $21,800,000 respectively. These can be used to offset future taxable income and expire between 2023 and 2033 for Federal tax purposes and 2016 and 2033 for state tax purposes.

The Company adopted Financial Accounting Standards Board (“FASB”) guidance for accounting for uncertainty in income taxes on May 1, 2008. The implementation of this guidance did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of April 30, 2013, the Company currently was not and is not engaged in an income tax examination by any tax authority. The Company recognizes interest and penalties on unpaid taxes in its income tax expense. No interest or penalties were recognized during the Company’s fiscal years ended April 30, 2013, 2012 or 2011. The Company files income tax returns in the United States and in various states. The Company’s significant tax jurisdictions are the U.S. Federal, New Jersey and Pennsylvania. The tax years subsequent to 2008 remain open to examination by the taxing authorities.

(7) Stock Options

The Company has a 2001 incentive and non-statutory stock option plan for the purpose of permitting certain key employees to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. In general, the plan allows granting of up to 300,000 shares of the Company’s Common Stock at an option price to be no less than the fair market value of the Company’s Common Stock on the date such options are granted. Currently, options granted under the plan vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted under the plan range from one to five years. At April 30, 2013, 225,992 of the outstanding options are exercisable. No further options may be granted under this plan. The Company also has a 2011 incentive and non-statutory stock option plan for the purpose of permitting certain key employees and consultants to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. No executive officer or director of the Company is eligible to receive options under the 2011 plan. In general, the plan allows granting of up to 33,333 shares of the Company’s Common Stock at an option price to be no less than the fair market value of the Company’s Common Stock on the date such options are granted. Options granted under the plan vest ratably on the annual anniversary date of the grants. There have been 25,000 shares granted under this plan.

The status of these plans for the three years ended April 30, 2013, is as follows:

	Options Outstanding
		Exercise	Weighted
		price	average
	Shares	per share	exercise price

Balance April 30, 2010	271,133	$ 7.68-145.50	$19.15

Granted	23,167	9.48-12.96	10.55
Exercised	(1,667)	7.68	7.68
Expired	(31,766)	9.48-145.50	33.40
Balance April 30, 2011	260,867	$ 7.68-47.88	$16.72

Granted	48,000	6.36-6.72	6.59
Exercised	-	-	-
Expired	(55,884)	6.72-47.88	21.67
Balance April 30, 2012	252,983	$ 6.36-24.54	$13.70

Granted	41,667	4.14	4.14
Exercised	-	-	-
Expired	(14,408)	6.72-24.54	15.49
Balance April 30, 2013	280,242	$ 2.44-24.54	$12.04

All amounts shown have adjusted to reflect the reverse 1-for-6 stock split effective March 18, 2013.

The Company periodically grants nonqualified stock options to non-employee directors of the Company. These options are granted for the purpose of retaining the services of directors who are not employees of the Company and to provide additional incentive for such directors to work to further the best interests of the Company and its shareholders. The options granted to these non-employee directors are exercisable at a price representing the fair value at the date of grant, and expire either five or ten years after date of grant. Vesting periods for options currently granted under the plan range from one to two years. At April 30, 2013, 31,333 of the outstanding options are exercisable.

The status of the non-employee director options for the three years ended April 30, 2013 is as follows:

	Options Outstanding
		Exercise	Weighted
		price	average
	Shares	per share	exercise price

Balance April 30, 2010	53,333	$ 11.94-47.88	$22.40

Granted	-	-	-
Exercised	-	-	-
Expired	(6,000)	38.52-39.78	39.36
Balance April 30, 2011	47,333	$ 11.94-47.88	$20.25

Granted	—	—	—
Exercised	—	—	—
Expired	(9,333)	28.20-47.88	36.64
Balance April 30, 2012	38,000	$ 11.94-24.54	$16.23

Granted	—	—	—
Exercised	—	—	—
Expired	(6,667)	17.94-19.98	19.16
Balance April 30, 2013	31,333	$ 11.94-24.54	$15.60

All amounts shown have adjusted to reflect the reverse 1-for-6 stock split effective March 18, 2013.

Other Stock Option Expense

During the first quarter of fiscal 2009, the Company granted options to purchase 8,333 shares of the Company’s Common Stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price representing the fair value at the date of grant, were 100% exercisable on the date of grant and expire ten years after the date of grant. The calculated fair value of these options was approximately $121,000 and was determined using the Black-Scholes option-pricing model.

(8) Accrued Liabilities

Accrued liabilities consist of the following at April 30:

	2013	2012
Payroll, including vacation	$253,000	$259,000
Commissions	60,000	100,000
Bonuses	50,000	130,000
Lease abandonment	100,000	-
Other	221,000	277,000
	$684,000	$766,000

(9) Commitments and contingencies

Leases

The Company and its subsidiaries occupy various facilities and operate various equipment under operating lease arrangements. Rent charged to operations pursuant to such operating leases amounted to approximately $423,000 in 2013, $516,000 in 2012 and $655,000 in 2011.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2013 are as follows:

Year ending April 30:
2014	$295,000
2015	301,000
2016	293,000
2017	68,000
Thereafter	-
$957,000

Purchases

At April 30, 2013, the Company had open purchase orders outstanding totaling $1,481,000 primarily for inventory items to be delivered in the first three months of fiscal 2014. These purchase orders are cancelable.

License Agreements

The Company has entered into certain licensing agreements with varying terms and conditions. The Company is obligated to pay royalties on certain of these agreements. Royalties charged to operations pursuant to such agreements amounted to approximately $92,000 in 2013, $94,000 in 2012 and $93,000 in 2011.

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

(10) Employee Benefit Plan

The Company has a defined contribution plan (the “Plan”) which is available to all qualified employees. Employees may elect to contribute a portion of their compensation to the Plan, subject to certain limitations. The Company contributes a percentage of the employee’s contribution, subject to a maximum of 4.5 percent. The Company’s matching contributions aggregated approximately $201,000, $248,000 and $301,000 in 2013, 2012 and 2011, respectively.

(11) Revenues by Geographic Location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with servers and workstations which are manufactured by various companies. Revenues, total assets and long lived assets for 2013, 2012 and 2011 by geographic region is as follows:

	United
	States	Europe	Other*	Consolidated
April 30, 2013
Revenues	$21,702,000	$3,983,000	$1,931,000	$27,616,000
Total assets	$8,153,000	$12,000	$0	$8,165,000
Long lived assets	$1,697,000	$0	$0	$1,697,000

April 30, 2012
Revenues	$27,980,000	$5,393,000	$2,706,000	$36,079,000
Total assets	$11,373,000	$54,000	$3,000	$11,430,000
Long lived assets	$2,503,000	$0	$0	$2,503,000

April 30, 2011
Revenues	$37,400,000	$6,481,000	$2,966,000	$46,847,000
Total assets	$14,783,000	$37,000	$0	$14,820,000
Long lived assets	$4,256,000	$0	$0	$4,256,000

*Principally Asia Pacific Region

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.   CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2013. This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting as it is not required.

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

2.   The documents identified in the Exhibit Index which appears on page 63.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATARAM CORPORATION

(Registrant)

Date:	July 29, 2013	By: /s/ JOHN H. FREEMAN
John H. Freeman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:	July 29, 2013	By: /s/ THOMAS A. MAJEWSKI
Thomas A. Majewski, Chairman of the Board of Directors

Date:	July 29, 2013	By: /s/ JOHN H. FREEMAN
John H. Freeman, President Chief Executive Officer and Director

Date:	July 29, 2013	By: /s/ ROGER C. CADY
Roger C. Cady, Director

Date:	July 29, 2013	By: /s/ ROSE ANN GIORDANO
Rose Ann Giordano, Director

Date:	July 29, 2013	By: /s/ MARC P. PALKER
Marc P. Palker
Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 25, 2008.

3(b)	By-Laws. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 25, 2008.

4(a)	Specimen certificate for shares of Common Stock. Incorporated by reference from Exhibits to a registration statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333-173212, on March 31, 2011.

4(b)	Form of Indenture. Incorporated by reference from Exhibits to a registration statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333-173212, on March 31, 2011.

4(c)	Form of Debt Security (included in Exhibit 4(b)). Incorporated by reference from Exhibits to a registration statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333-173212, on March 31, 2011.

4(d)	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

10(a)	2001 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 26, 2001.

10(b)	Savings and Investment Retirement Plan, January 1, 2001 Restatement.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2003.

10(c)	2011 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 22, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 16, 2011.

10(d)	Lease Agreement dated as of April 4, 2011, between Hillier Properties, L.L.C., and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 28, 2011.

10(e)	Asset Purchase Agreement, dated March 20, 2009, by and among Dataram Corporation, Micro Memory Bank, Inc. and Mr. David Sheerr. Incorporated by reference from Exhibits to a Current Report on Form 8-K/A with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 26, 2009.

10(f)	Lease Agreement, dated December 31, 2000, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(g)	Lease Renewal Agreement, dated February 13, 2006, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(h)	Lease Renewal Agreement, dated February 10, 2011, between Nappen & Associates and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July [*], 2011.

10(i)	Employment Agreement of Jeffrey H. Duncan dated as of February 1, 2005.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2005.

10(j)	Employment Agreement of David Sheerr dated as of March 31, 2009.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2010, filed with the Securities and Exchange Commission, SEC file number 001-08266, July 29, 2010.

10(k)	Product Consignment And Sale Agreement, dated as of July 27, 2010, Between Sheerr Memory, Inc. and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(l)	Note and Security Agreement, dated as of December 14, 2011, by and among David Sheerr and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(m)	Consignment Termination letter, dated December 14, 2011, between Sheerr Memory, Inc. and Dataram corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(n)	Loan and Security Agreement, dated as of July 27, 2010, between Crestmark Capital Lending LLC and Dataram Corporation. Amended and restated On May 17, 2012 Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010 and May 23, 2012.

10(o)	Schedule to Loan and Security Agreement, dated as of July 27, 2010, between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(p)	Promissory Note, dated as of July 27, 2010, from Dataram Corporation to Crestmark Capital Lending LLC. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(q)	Amendment No. 2, dated as of February 9, 2012, to Loan and Security Agreement between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 7, 2012.

10(r)	Amended and Restated Promissory Note, dated as of February 9, 2012, between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 7, 2012.

10(s)	Amended and Restated Schedule, dated May 17, 2012, to Loan and Security Agreement between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 23, 2012.

10(t)	Amended and Restated Promissory Note, dated May 17, 2012, between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 23, 2012.

10(u)	Placement Agency Agreement, dated as of May 11, 2011, by and between Dataram Corporation and Aegis Capital. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

10(v)	Form of Securities Purchase Agreement, dated as of May 11, 2011, by and between Dataram Corporation and each of the purchasers identified on the signature pages thereto. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

10(w)	Patent Purchase Agreement, dated as of March 29, 2012, by and between Dataram Corporation and Phan Tia Group Pte, LLC. Incorporated by reference from Exhibits to Amendment No. 1 to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on April 24, 2012.

13(a)	2012 Annual Report to Shareholders

14(a)	Code of Ethics. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 20, 2005.

23(a)	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm.

31(a)	Rule 13a-14(a) Certification of John H. Freeman

31(b)	Rule 13a-14(a) Certification of Marc P. Palker

32(a)	Section 1350 Certification of John H. Freeman (Furnished not Filed)

32(b)	Section 1350 Certification of Marc P. Palker (Furnished not Filed)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Management Contract or Compensatory Plan or Arrangement

