Form 10-Q
period 2013-07-31
DATARAM CORP
filed 2013-09-16
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of September 16, 2013, there were 1,754,662 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation and Subsidiaries

Consolidated Balance Sheets

July 31, 2013 and April 30, 2013

	July 31, 2013	April 30, 2013
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$107,826	$324,235
Accounts receivable, less allowance for doubtful accounts and sales returns of $200,000 at July 31, 2013 and April 30, 2013	3,209,632	2,884,653
Inventories	2,722,163	2,903,054
Note receivable, less allowance of $275,000 at July 31, 2013 and $0 at April 30, 2013	—	275,000
Other current assets	141,323	81,283
Total current assets	6,180,944	6,468,225

Property and equipment, at cost:
Machinery and equipment	11,732,970	11,732,970
Leasehold improvements	607,867	607,867
	12,340,837	12,340,837
Less: accumulated depreciation and amortization	11,967,197	11,916,197
Net property and equipment	373,640	424,640

Other assets	55,742	55,742
Intangible assets, net of accumulated amortization	92,066	132,966
Goodwill	1,083,555	1,083,555
	$7,785,947	$8,165,128
Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$2,342,300	$1,876,128
Accounts payable	1,198,599	947,552
Accrued liabilities	548,796	684,509
Due to related party – current portion	400,000	400,000
Total current liabilities	4,489,695	3,908,189

Due to related party – long term	1,166,667	1,266,667

Total liabilities	5,656,362	5,174,856

Stockholders' equity:
Common stock, par value $1.00 per share.
Authorized 54,000,000 shares; issued and outstanding 1,754,662 at July 31, 2013 and April 30, 2013	1,754,662	1,754,662
Additional paid-in capital	19,308,874	19,287,931
Accumulated deficit	(18,933,951)	(18,052,321)
Total stockholders' equity	2,129,585	2,990,272
	$7,785,947	$8,165,128

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Operations

Three Months Ended July 31, 2013 and 2012

(Unaudited)

	2013	2012

Revenues	$7,366,730	$7,998,485

Costs and expenses:
Cost of sales	5,805,044	6,304,447
Engineering	319,327	206,108
Selling, general and administrative	2,039,733	2,354,217
	8,164,104	8,864,772

Loss from operations	(797,374)	(866,287)

Other income (expense):
Interest expense, net	(84,417)	(71,382)
Currency gain (loss)	161	(38,048)
Total other expense, net	(84,256)	(109,430)

Loss before income taxes	(881,630)	(975,717)

Income tax expense	—	—
Net loss	$(881,630)	$(975,717)

Net loss per share of common stock
Basic	$(.50)	$(.55)
Diluted	$(.50)	$(.55)

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended July 31, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(881,630)	$(975,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,900	100,900
Bad debt expense	275,110	3,296
Stock-based compensation expense	20,943	99,451
Changes in assets and liabilities:
Increase in accounts receivable	(325,089)	(413,617)
Decrease (increase) in inventories	180,891	(869,249)
Increase in other current assets	(60,040)	(384,933)
Increase in other assets	—	(26,617)
Increase in accounts payable	251,047	154,817
Decrease in accrued liabilities	(135,713)	(119,903)
Net cash used in operating activities	(582,581)	(2,431,572)

Cash flows from investing activities:
Issuance of note receivable	—	(375,000)
Net cash used in investing activities	—	(375,000)

Cash flows from financing activities:
Net borrowings under revolving credit line	466,172	830,397
Payments under related party note payable	(100,000)	(33,333)
Purchase of treasury stock	—	(142,262)
Net cash provided by financing activities	366,172	654,802

Net decrease in cash and cash equivalents	(216,409)	(2,151,770)

Cash and cash equivalents at beginning of period	324,235	3,274,741

Cash and cash equivalents at end of period	$107,826	$1,122,971

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$88,974	$71,114
Income taxes	$—	$—

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2013 and 2012

(Unaudited)

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

Liquidity and Basis of Presentation

The information for the three months ended July 31, 2013 and 2012 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2013 included in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2013 balance sheet has been derived from these statements

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years; ended April 30, 2013, 2012, and 2011, the Company incurred losses in the amounts of approximately $4,625,000, $3,259,000 and $ 4,634,000, respectively.

As discussed in Note 9, the Company entered into financing agreements to address short-term liquidity needs. The Company is in default of the net worth covenant at July 31, 2013. Also, as discussed in Note 10, on May 11, 2011, the Company entered into a securities purchase agreement with certain investors. Management believes that the aggregate $3,500,000 available under this facility combined with current projected losses will not be sufficient to meet its current obligations and the Company will need to raise capital through borrowings or sales of equity securities. There can be no assurance that the Company will be able to obtain additional borrowings or complete a sale of equity securities.

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

If current and projected revenue growth does not meet estimates, the Company may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. Management projects the Company currently has sufficient cash and borrowing availability to last into fiscal 2014’s second quarter. The Company intends to raise additional capital through bank financing and the sale of equity and/or debt securities in the current fiscal year second quarter, which should provide sufficient cash and borrowing availability into fiscal 2014’s fourth quarter.

Plan of Operation

The Company has been experiencing losses due to the decline and instability of DRAM prices and the historical investment in XcelaSAN. It is uncertain how long the current level of DRAM pricing will continue, or whether or when prices will rise in the near future. Until such time that the Company can raise prices, it will continue to seek alternative methods of generating profits and cash flow. For example, the Company continues to pursue product diversification, either by development or as a contract manufacturer. Additionally, the Company will continue to identify joint ventures, strategic partnerships and business combination opportunities. There can be no assurance that any of these initiatives will mature to profitability and positive cash flow, or even occur. During fiscal 2013, the Company signed three agreements with AMD for the sale of AMD branded products. The products fall into three categories, RAMDisk software; consumer memory for the gaming and entertainment industries and server memory for AMD and other servers. The Company hopes to expand these three product offerings and offer them for sale through e-tailers such as Newegg, Tiger Direct, Fry’s, NCIX, Ebay and others. Currently the Company is selling Radeon RAMDisk, Radeon Memory and Radeon Server Memory through Newegg and is negotiating with other e-tailers to sell products through their web sites. In addition, we intend to raise additional capital through bank financing and the sale of equity and/or debt securities in the current fiscal year. Although there can be no assurances that this will occur, if successful the proceeds could be sufficient to fund the company in expanding its consumer memory outlets and the development of software to complement RAMDisk in other areas of caching.

Stock Split

On January 31, 2013, the Company filed a proxy statement with the Securities and Exchange Commission for the purpose of calling a special meeting of its stockholders. The Board of Directors asked the stockholders to approve the Board’s action in effecting a reverse split of its Common Stock at a ratio of no less than 1 for 3 and no greater than 1 for 6. The meeting was held at the Company’s offices on March 13, 2013. The stockholders approved the action and immediately following the meeting, the Board of Directors voted to affect a reverse split of its common stock at the ratio of 1 for 6. The split shares were effective with the opening of trading on March 15, 2013. Relevant financial data has been adjusted in this report to reflect the 1 for 6 reverse stock-split.

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

Advertising

Advertising is expensed as incurred and amounted to approximately $45,000 in fiscal 2014’s first quarter compared to approximately $25,000 in the comparable prior year period.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the “Expenses – Income Taxes Topic” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position.  There are no material unrecognized tax positions in the financial statements. As of July 31, 2013, the Company had Federal and state net operating loss (“NOL”) carry-forwards of approximately $23,500,000 and $21,800,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2033 for Federal tax purposes and 2016 and 2033 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements at July 31, 2013 and April 30, 2013.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three months ended July 31, 2013 and 2012 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options and warrants outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the three month periods ended July 31, 2013 and 2012. The July 31, 2012 amounts shown have been adjusted to reflect the reverse 1-for-6 stock split effective March 18, 2013.

	Three Months ended July 31, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(881,630)	1,754,662	$(.50)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(881,630)	1,754,662	$(.50)

	Three Months ended July 31, 2012
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(975,717)	1,783,884	$(.55)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(975,717)	1,783,884	$(.55)

Diluted net loss per common share for the three month periods ended July 31, 2013 and 2012 do not include the effect of options to purchase 319,908 and 315,983 shares, respectively, of common stock because they are anti-dilutive. Diluted net loss per common share for the three month periods ended July 31, 2013 and 2012 do not include the effect of warrants to purchase 221,875 of common stock because they are anti-dilutive.

Common Stock Repurchases

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 83,333 shares of the Company’s common stock. On April 10, 2012, the Company announced the additional authorization to repurchase up to 138,000 shares of the Company’s common stock which at that time made the total available for purchase of up to 166,667 shares. The Company did not purchase shares in fiscal 2014’s first quarter ended July 31, 2013. In fiscal 2013’s first quarter ended July 31, 2012, the Company repurchased 22,944 shares for a total cost of $142,262. The 22,944 shares purchased were cancelled in fiscal 2013. As of July 31, 2013, the total number of shares authorized for purchase under the program is 136,408 shares.

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

The Company also has a 2011 incentive and non-statutory stock option plan for the purpose of permitting certain key employees and consultants to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. No executive officer or director of the Company is eligible to receive options under the 2011 plan. In general, the plan allows granting of up to 33,333 shares of the Company’s common stock at an option price to be no less than the fair market value of the Company’s common stock on the date such options are granted. Options granted under the plan vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted under the plan range from one to five years. There have been 25,000 shares granted under this plan.

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

On September 23, 2010, the Company granted Mr. Sheerr, who is employed by the Company as the General Manager of the acquired Micro Memory Bank, Inc. (“MMB”) business unit described in Note 2 and is an executive officer of the Company, nonqualified stock options to purchase 16,667 shares of the Company’s common stock pursuant to his employment agreement. On September 22, 2011, the Company granted Mr. Sheerr additional nonqualified stock options to purchase 16,667 shares of the Company’s common stock, pursuant to his employment agreement. On July 19, 2012, the Company granted Mr. Sheerr additional nonqualified stock options to purchase 16,667 shares of the Company’s common stock, also pursuant to his employment agreement. The options granted are exercisable at a price representing the fair value at the date of grant and expire five years after date of grant. The options vested in one year.

New shares of the Company's common stock are issued upon exercise of stock options.

As required by the “Compensation - Stock Compensation” Topic of the FASB, the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments are accounted for using a fair value-based method with a recognition of an expense for compensation cost related to share-based payment arrangements, including stock options and employee stock purchase plans.

Our consolidated statements of operations for the three months ended July 31, 2013 and July 31, 2012 include approximately $21,000 and $99,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments and, as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the three months ended July 31, 2013 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (1)	Aggregate intrinsic value (2)

Balance April 30, 2013	311,575	$12.40	4.77	$ 15,750

Granted	0	–	–	–
Exercised	0	–	–	–
Expired	0	–	–	–
Balance July 31, 2013	311,575	$12.40	4.77	$ 15,750
Exercisable July 31, 2013	275,658	$13.53	4.39
Expected to vest July 31, 2013	296,000	$12.40	4.77

(1)	This amount represents the weighted average remaining contractual life of stock options in years.

(2)	This amount represents the difference between the exercise price and $3.07, the closing price of Dataram common stock on July 31, 2013 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable.

As of July 31, 2013, there was approximately $40,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately five months.

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

(2) Acquisition

On March 31, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. (“MMB”), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. Under the terms of the agreement with MMB, the remaining portion of the purchase price was contingently payable based upon the performance of the new Company business unit to be operated as a result of the acquisition (”MMB business unit”) and consisted of a percentage, averaging 65%, payable quarterly, over the subsequent four years from acquisition date of earnings before interest, taxes, depreciation and amortization of the MMB business unit. The purchase price agreement expired March 31, 2013. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting. The results of operations of MMB for the period from the acquisition date, March 31, 2009, through July 31, 2013 have been included in the consolidated results of operations of the Company.

(3) Related Party Transactions

During the three month periods ending July 31, 2013 and 2012, the Company purchased inventories for resale totaling approximately $858,000 and $1,225,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as the general manager of the acquired MMB business unit described in Note 3 and is an executive officer of the Company. When the Company acquired certain assets of MMB, it did not acquire any of its inventories. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $597,000 and $438,000 of accounts payable in the Company’s consolidated balance sheets as of July 31, 2013 and 2012, respectively, is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to July 31, 2013 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The Note provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this Note at any time without penalty. At closing, the Company borrowed $1,500,000 under the Note and repaid in full the $1,500,000 due under a previous Note with Mr. Sheerr. The Company has borrowed the full $2,000,000 available under the Note agreement. Principal amounts due under the Note are $33,333 per month which began on July 15, 2012. For the fiscal year ending April 30, 2013, the principal amount due under the Note was $333,333. In each of four fiscal periods from May 1, 2013 through April 30, 2017, the principal amounts due under this obligation are $400,000. In the fiscal period from May 1, 2017 through June 30, 2017, the principal amount due on this obligation is $66,667. Until fully paid, the Note is subordinated to the Company’s existing senior lender and Mr. Sheerr must approve any change in the Company’s existing senior lender. This provision may limit the Company’s ability to raise additional capital from such financing. Interest payable to Mr. Sheerr on July 31, 2013 was $13,490. Interest expense recorded for Mr. Sheerr in the first quarter of fiscal 2014 was $40,889. Interest expense recorded for Sheerr Memory in the first quarter of fiscal 2013 was $50,824. Interest payable to Sheerr Memory at July 31, 2012 was $16,935.

(4) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

(5) Accounts Receivable

Accounts receivable consists of the following categories:

	July 31, 2013	April 30, 2013
Trade receivables	$3,306,164	$2,961,838
VAT receivable	103,468	122,815
Allowance for doubtful accounts and sales returns	(200,000)	(200,000)
	$3,209,632	$2,884,653

(6) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2013 and April 30, 2013 consist of the following categories:

	July 31, 2013	April 30, 2013
Raw materials	$1,573,732	$1,425,386
Work in process	63,475	88,603
Finished goods	1,084,956	1,389,065
	$2,722,163	$2,903,054

(7) Note Receivable

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory, Inc. (“Shoreline”) and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into Common Stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline Common Stock. The conversion is at the rate of 1% of the outstanding Common Stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of three years and at such time Shoreline would have had to repay the note or the Company would of had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding Common Stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary of the closing of the transaction. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant was exercised, the Company would have owned 60% of the outstanding Common Stock of Shoreline. The note was executed simultaneously with a Master Services Agreement which details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. On March 27, 2013, the Company reached an agreement to terminate its relationship with Shoreline, at closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline have been terminated with the exception of the amended and restated promissory note. The remaining $275,000 was scheduled to be repaid in accordance with the amended and restated promissory note on July 31, 2013. Shoreline Memory has defaulted on the note. Under the terms of the note, the interest rate has increased to ten percent and Shoreline, Shoreline Capital Management Ltd. and Trevor Folk are responsible for the cost of litigation and collection. The defaulted note is in litigation. The note is guaranteed by Shoreline Capital Management Ltd. and Trevor Folk. The Company will exercise its rights to collect from the three parties. The Company has fully reserved the $275,000 balance on the amended and restated promissory note.

(8) Goodwill and Intangible Assets

Goodwill:

On March 31, 2009, the Company acquired the assets of MMB for cash plus contingent consideration. The excess of consideration paid over the net assets acquired is recorded as goodwill. We were obligated under the Asset Purchase Agreement to make contingent payments based on the earnings of MMB through March 31, 2013.

No impairments of intangible assets have been identified during any of the periods presented. Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is approximately March 1.

Intangible Assets:

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

The Company estimates that it has no significant residual value related to its intangible assets. Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense for the three months ended July 31, 2013 and 2012 totaled approximately $41,000 in each period. Intangible asset amortization is included in selling, general and administrative expense. The components of finite-lived intangible assets acquired are as follows:

	Weighted
	Average	July 31,	April 30,
	Life	2013	2013
Trade names	5 Years	$733,000	$733,000
Customer relationships	2 Years	758,000	758,000
Non-compete agreement	4 Years	68,000	68,000
Total gross carrying amount		1,559,000	1,559,000

Less accumulated amortization expense		1,466,934	1,426,034
Net intangible assets		$92,066	$132,966

The following table outlines the estimated future amortization expense related to intangible assets:

Year ending April 30:
2014	$ 132,966

(9) Financing Agreements

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000 which, according to the Company’s projections, will be sufficient to allow for maximum borrowing under the formulas provided for in the agreement. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. The total credit line remains at $3,500,000 and the Tangible Net Worth covenant is $2,000,000, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. On December 18, 2012, the agreement was amended in exchange for a fee of $7,500 to reduce the Tangible Net Worth covenant to $1,300,000. However, if the Tangible Net Worth falls below $2,000,000, the amount available to borrow on inventory will be capped at $250,000 reduced from $500,000. At July 31, 2013 the Company’s Tangible Net Worth was approximately $757,000. The Company is not in compliance with the Tangible Net Worth covenant therefore the inventory borrowing availability was reduced to $250,000 and the loan is now callable. Management believes that the aggregate $3,500,000 available under this facility combined with current projected losses will not be sufficient to meet its current obligations and the Company will need to raise capital through borrowings or sales of equity securities. There can be no assurance that the Company will be able to obtain additional borrowings or complete a sale of equity securities. The Company is in default of the net worth covenant at July 31, 2013. The Company’s net worth at July 31, 2013 is approximately $757,000. At July 31, 2013, the Company had approximately $7,000 of additional financing available to it under the terms of the agreement.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr who is a related party. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under a previous agreement with Mr. Sheerr. The Company has borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation are $33,333 per month which began on July 15, 2012. For the fiscal year ending April 30, 2013, the principal amount due under this obligation is $333,333. In each of four fiscal periods from May 1, 2013 through April 30, 2017, the principal amounts due under this obligation are $400,000. In the fiscal period from May 1, 2017 through June 30, 2017, the principal amount due on this obligation is $66,667. Until fully paid, this note is subordinated to the Company’s senior lender and Mr. Sheerr must approve any change in the Company’s senior lender. This provision creates an additional risk factor to the Company and its ability to raise additional capital from financing. (See “Item 1A Risk Factors”) Interest payable to Mr. Sheerr on July 31, 2013 was $13,490. Interest expense recorded for Mr. Sheerr in the first quarter of fiscal 2014 was $40,889. Interest expense recorded for Sheerr Memory in the first quarter of fiscal 2013 was $50,824. Interest payable to Sheerr Memory at July 31, 2012 was $16,935.

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

(11) Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2013 and 2012 by geographic region are as follows:

	Three months ended July 31, 2013	Three months ended July 31, 2012
United States	$6,182,801	$5,975,204
Europe	870,627	1,321,922
Other (principally Asia Pacific Region)	313,302	701,359
Consolidated	$7,366,730	$7,998,485

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Business section and other parts of this Quarterly Report on Form 10Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A described in the Company’s most recent Annual Report on Form 10-K under the heading “Risk Factors filed with the Securities and Exchange Commission which can be reviewed at http://www.sec.gov. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Overview

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

In fiscal 2013, the Company signed numerous agreements to produce products branded as AMD. These products included the Company’s software product RAMDisk, and consumer memory for use in the online gaming and entertainment industries and server memory.

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

Liquidity and Capital Resources

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2013, 2012 and 2011, the Company incurred losses in the amounts of approximately $4,625,000, $3,259,000 and $ 4,634,000, respectively.

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

As of July 31, 2013, cash and cash equivalents amounted to approximately $108,000 and working capital amounted to approximately $1,691,000, reflecting a current ratio of 1.4 to 1. This compares to cash and cash equivalents of approximately $324,000 and working capital of approximately $2,560,000, reflecting a current ratio of 1.7 to 1 as of April 30, 2013.

During the three month period ended July 31, 2013, net cash used in operating activities totaled approximately $583,000. Net loss in the period totaled approximately $882,000 and included a reserve of note receivable of $275,000. Stock-based compensation expense of approximately $21,000 was recorded and depreciation and amortization expense of approximately $92,000. Inventories decreased by approximately $181,000. Trade receivable increased by approximately $325,000, the increase was primarily the result of a large shipment at the end of quarter. Accounts payable increased $251,000 as a result of the procurement of material for the aforementioned large shipment. Accrued liabilities decreased by approximately $136,000, and other current assets increased by approximately $60,000.

Net cash provided by financing activities totaled approximately $366,000 for the three month period ended July 31, 2013 and consisted primarily of proceeds from borrowings under a revolving credit facility of approximately $466,000, more fully described in Note 10 to the consolidated financial statements. The Company also made principal payments of $100,000 to Mr. Scheerr under the Note and Security agreement, more fully described in Note 4 to the Consolidated Financial Statements.

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000 which, according to the Company’s projections, will be sufficient to allow for maximum borrowing under the formulas provided for in the agreement. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. The total credit line remains at $3,500,000 and the Tangible Net Worth covenant is $2,000,000, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. On December 18, 2012, the agreement was amended in exchange for a fee of $7,500 to reduce the Tangible Net Worth covenant to $1,300,000. However, if the Tangible Net Worth falls below $2,000,000, the amount available to borrow on inventory will be capped at $250,000 reduced from $500,000. At July 31, 2013 the Company’s Tangible Net Worth was approximately $757,000. The Company is not in compliance with the Tangible Net Worth covenant therefore the inventory borrowing availability was reduced to $250,000 and the loan is now callable. Management believes that the aggregate $3,500,000 available under this facility combined with current projected losses will not be sufficient to meet its current obligations and the Company will need to raise capital through borrowings or sales of equity securities. There can be no assurance that the Company will be able to obtain additional borrowings or complete a sale of equity securities. At July 31, 2013, the Company had approximately $7,000 of additional financing available to it under the terms of the agreement.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr who is a related party. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in sixty equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. On closing, the Company borrowed $1,500,000 under the agreement and repaid in full the $1,500,000 due under a previous agreement with Mr. Sheerr. The Company has borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation are $33,333 per month which began on July 15, 2012. For the fiscal year ending April 30, 2013, the principal amount due under this obligation was $333,333. In each of four fiscal periods from May 1, 2013 through April 30, 2017, the principal amounts due under this obligation are $400,000. Until fully paid, this note is subordinated to the Company’s senior lender and Mr. Sheerr must approve any change in the Company’s senior lender. In the fiscal period from May 1, 2017 through June 30, 2017, the principal amount due on this obligation is $66,667. Interest payable to Mr. Sheerr on July 31, 2013 was $13,490. Interest expense recorded for Mr. Sheerr in the first quarter of fiscal 2014 was $40,889. Interest expense recorded for Sheerr Memory in the first quarter of fiscal 2013 was $50,824. Interest payable to Sheerr Memory at July 31, 2012 was $16,935.

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into Common Stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline Common Stock. The conversion is at the rate of 1% of the outstanding Common Stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of three years and at such time Shoreline would have had to repay the note or the Company would of had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding Common Stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary of the closing of the transaction. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant is exercised, the Company would have owned 60% of the outstanding Common Stock of Shoreline. The note was executed simultaneously with a Master Services Agreement which details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. The Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline Memory, Inc. have been terminated with the exception of the amended and restated promissory note. The remaining $275,000 was scheduled to be repaid in accordance with the amended and restated promissory note on July 31, 2013. Shoreline Memory has defaulted on the note. Under the terms of the note, the interest rate has increased to 10% and Shoreline, Shoreline Capital Management Ltd. and Trevor Folk are responsible for the cost of litigation and collection. The defaulted note is in litigation. The note is guaranteed by Shoreline Capital Management Ltd. and Trevor Folk. The Company will exercise its rights to collect from the three parties. The Company has fully reserved the $275,000 balance on the amended and restated promissory note.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2013 are as follows:

Year ending April 30
2014	$295,000
2015	301,000
2016	293,000
2017	68,000
Thereafter	—
Total minimum lease payments	$957,000

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended July 31, 2013 were approximately $7,367,000 compared to revenues of $7,998,000 for the comparable prior year period. The decrease in revenues from the prior year’s first quarter was the result of a decrease in average selling prices of approximately 31%, attributable to a decline in the price of DRAM chips, the primary raw material used in the Company’s products. The decline in average selling price was partially offset by an increase in volume of approximately 11%.

Cost of sales for the three month period ended July 31, 2013 was $5,805,000 versus $6,304,000 in the prior year comparable period. Cost of sales as a percentage of revenues for the fiscal quarters ended July 31, 2013 and 2012 were 79%. Fluctuations in cost of sales as a percentage of revenues are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. The Company eliminated approximately $283,000 of annualized expense in the fiscal 2014’s first quarter, which resulted in a charge of approximately $53,000.

Engineering expense in fiscal 2014's first quarter was $319,000 versus $206,000 for the same respective prior year period. The Company has recorded approximately $129,000 of cost related to the maintenance and development of our RamDisk product in fiscal 2014’s first quarter. In the prior year these cost were reflected in SG&A expense. The Company also eliminated approximately $94,000 of annualized expense in the fiscal 2014’s first quarter, which resulted in a charge of approximately $27,000.

Selling, general and administrative expense in fiscal 2014’s first quarter totaled $2,040,000 versus $2,354,000 in the same prior year period, a decrease of approximately $314,000. The decrease in this year’s first quarter expense would have been $619,000, however the Company recorded non- recurring charges of $275,000 for the reserve on the note receivable default and also approximately $30,000 severance cost. As a result of the cost reductions the Company has eliminated approximately $518,000 of annualized expense.

Other income (expense), net for the first quarter of fiscal 2014 totaled expense of $84,000 versus $109,000 of expense for the same prior year period. Other expense in fiscal 2014’s first quarter consisted primarily of interest expense of $84,000. Prior year three month other expense totaled $109,000 and consisted of $71,000 of interest expense and $38,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar.

Income tax expense for the first quarter of fiscal 2014 and 2013 were zero. The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the “Expenses – Income Taxes Topic” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position.  There are no material unrecognized tax positions in the financial statements. As of July 31, 2013, the Company had Federal and state net operating loss (“NOL”) carry-forwards of approximately $23,500,000 and $21,800,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2033 for Federal tax purposes and 2016 and 2033 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements at July 31, 2013 and April 30, 2013.

Net loss for the first quarter of fiscal 2014 was approximately $882,000, which compares to a loss of approximately $976,000 in the first quarter of fiscal 2013. Fiscal 2014 first quarter net loss includes non-recurring charges of $275,000 for the reserve on the defaulted Shoreline Memory note receivable, and approximately $110,000 for severance cost related to the cost reductions that were initiated during the first quarter. These cost reductions should result in approximately $900,000 in annualized savings. Net loss in fiscal 2014’s first quarter would have been approximately $497,000 without the non-recurring charges.

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

Goodwill - Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is March 1. The Company has reviewed goodwill for impairment at July 31, 2013. After this review management has concluded that there is no additional impairment of goodwill.

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

The Company purchases and sells primarily in U.S. dollars. The Company sells in foreign currency (primarily Euros) to a limited number of customers and as such incurs some foreign currency risk. At any given time, approximately 5% to 25% of the Company’s accounts receivable are denominated in currencies other than U.S. dollars. At present, the Company does not purchase forward contracts as hedging instruments, but could do so as circumstances warrant.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 30, 2013, the District Court Judge issued an order against the Company in favor of the landlord Ivyland Ventures, LLC. Based on the language of the lease agreement, the Court, without making any factual findings on the extent of the Company’s liability, ruled that the Company is required to remove and restore the premises to condition that existed as of January 11, 2006 or pay the cost of removal and restoration of improvements made during its entire occupation. Our legal counsel has filed a motion for reconsideration of the Court’s July 30th Order seeking to overturn the Court’s decision. No ruling has been made on the motion for reconsideration. A teleconference was held on August 7, 2013 between the parties and the presiding judge. At the conference, dates were set for discovery and the trial was put on the calendar for September, 2014.

The landlord currently holds $52,000 in a security deposit and has not submitted to the Company any listing or document proof of any damage suffered by the landlord. It is anticipated that this may or may not be presented, subject to examination, during the discovery phase of the case. Therefore, at this time there is no amount that is known or estimable to substantiate any additional liability above the $52,000 already recorded.

In connection with Shoreline’s default in remitting the $275,000 payment, with interest, in accordance with the terms of the amended and restated promissory note, the Company will commence an action in the United States District Court for the District of New Jersey, against Shoreline, as the debtor, and Trevor Folk and Shoreline Capital Management Ltd, as guarantors.  The action will also seek reimbursement of all costs, fees and expenses of the litigation as provided for in the note in the event of such a default.

Item 1A. Risk Factors.

Additional Risk Factors

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, other than the following:

We may have limited ability to refinance our existing senior indebtedness

The Company’s subordinated Note and Security Agreement with David Sheerr, an executive officer of the Company and the prior owner of our MMB business unit, provides Mr. Sheerr with the right to approve any change in our existing senior lender.  In the event Mr. Sheerr does not approve a change in our existing lender, if requested, the Company may be unable to refinance its existing senior indebtedness and raise additional capital that such a refinancing could provide.  The current balance under the Sheerr Note is $1,533,334. “See Note 4- Related Party Transactions.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No reportable event.

Item 3. Defaults upon Senior Securities.

No reportable event.

Item 4. MINE SAFETY DISCLOSURES

No reportable event.

Item 5. Other Information.

No reportable event.

Item 6. Exhibits.

Exhibit No	Description

9(a)	Asset Purchase Agreement dated March 20, 2009, by and among Dataram Corporation, Micro Memory Bank, Inc.

31(a)	Rule 13a-14(a) Certification of John H. Freeman.

31(b)	Rule 13a-14(a) Certification of Marc P. Palker.

32(a)	Section 1350 Certification of John H. Freeman (furnished not filed).

32(b)	Section 1350 Certification of Marc P. Palker (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATARAM CORPORATION

Date: September 16, 2013	By:	/s/ MARC P. PALKER
Marc P. Palker
Chief Financial Officer

