Form 10-Q
period 2013-10-31
DATARAM CORP
filed 2013-12-16
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of December 16, 2013, there were 2,104,662 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation and Subsidiaries

Consolidated Balance Sheets

October 31, 2013 and April 30, 2013

	October 31, 2013	April 30, 2013
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$602,756	$324,235
Accounts receivable, less allowance for doubtful accounts and sales returns of $220,000 at October 31, 2013 and $200,000 at April 30, 2013	3,014,032	2,884,653
Inventories	2,181,743	2,903,054
Note receivable	—	275,000
Other current assets	198,631	81,283
Total current assets	5,997,162	6,468,225

Property and equipment, at cost:
Machinery and equipment	450,963	11,732,970
Leasehold improvements	607,867	607,867
	1,058,830	12,340,837
Less: accumulated depreciation and amortization	774,867	11,916,197
Net property and equipment	283,963	424,640

Other assets	49,210	55,742
Intangible assets, net of accumulated amortization	51,466	132,966
Goodwill	1,083,555	1,083,555
	$7,465,356	$8,165,128
Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$1,706,416	$1,876,128
Accounts payable	1,306,065	947,552
Accrued liabilities	981,585	684,509
Due to related party – current portion	400,000	400,000
Total current liabilities	4,394,066	3,908,189

Due to related party – long term	566,667	1,266,667

Total liabilities	4,960,733	5,174,856

Stockholders' equity:
Common stock, par value $1.00 per share.
Authorized 54,000,000 shares; issued and outstanding 2,104,662 at October 31, 2013 and 1,754,662 at April 30, 2013	2,104,662	1,754,662
Additional paid-in capital	19,672,104	19,287,931
Accumulated deficit	(19,272,143)	(18,052,321)
Total stockholders' equity	2,504,623	2,990,272

	$7,465,356	$8,165,128

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Operations

Three and Six Months Ended October 31, 2013 and 2012

(Unaudited)

	2013		2012
	Three Months	Six Months	Three Months	Six Months

Revenues	$7,410,229	$14,776,959	$6,959,023	$14,957,508

Costs and expenses:
Cost of sales	5,841,266	11,646,310	5,771,958	12,076,405
Engineering	299,692	619,019	189,728	395,836
Selling, general and administrative	1,630,267	3,670,000	2,189,278	4,543,495
Gain on asset disposal	(103,000)	(103,000)	—	—
	7,668,225	15,832,329	8,150,964	17,015,736

Loss from operations	(257,996)	(1,055,370)	(1,191,941)	(2,058,228)

Other income (expense):
Interest expense, net	(91,578)	(175,995)	(71,368)	(142,750)
Currency gain (loss), net	11,382	11,543	15,552	(22,496)
Total other expense, net	(80,196)	(164,452)	(55,816)	(165,246)

Loss before income taxes	(338,192)	(1,219,822)	(1,247,757)	(2,223,474)

Income tax expense	—	—	—	—
Net loss	$(338,192)	$(1,219,822)	$(1,247,757)	$(2,223,474)

Net loss per share of common stock
Basic	$(.18)	$(.67)	$(.70)	$(1.25)
Diluted	$(.18)	$(.67)	$(.70)	$(1.25)

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended October 31, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(1,219,822)	$(2,223,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(103,000)	—
Depreciation and amortization	183,500	213,800
Bad debt expense	161,576	15,053
Stock-based compensation expense	38,682	178,987
Changes in assets and liabilities:
Increase in accounts receivable	(15,955)	(60,954)
Decrease (increase) in inventories	721,311	(886,005)
Increase in other current assets	(117,348)	(74,432)
Decrease (increase) in other assets	6,532	(1,086)
Increase (decrease) in accounts payable	358,513	(188,670)
Decrease in accrued liabilities	(61,247)	(96,552)
Net cash used in operating activities	(47,258)	(3,123,333)
Cash flows from investing activities:
Acquisition of business	—	(2,807)
Sale of property and equipment	500,000
Issuance of note receivable	—	(750,000)
Net cash provided by (used in) investing activities	500,000	(752,807)
Cash flows from financing activities:
Net borrowings (payments) under revolving credit line	(169,712)	1,618,375
Payments under related party note payable	(700,000)	(133,333)
Net proceeds from sale of common shares	695,491	—
Purchase of treasury stock	—	(142,262)
Net cash provided by (used in) financing activities	(174,221)	1,342,780

Net increase (decrease) in cash and cash equivalents	278,521	(2,533,360)

Cash and cash equivalents at beginning of period	324,235	3,274,741

Cash and cash equivalents at end of period	$602,756	$741,381

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$182,814	$151,891

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2013 and 2012

(Unaudited)

(1) Description of Business and Significant Accounting Policies

Dataram Corporation (“the Company”) is a developer, manufacturer and marketer of large capacity memory products primarily used in high-performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, HP, IBM and Sun Microsystems as well as a line of memory products for Intel and AMD motherboard based servers. The Company has also developed memory for the consumer market which is sold as AMD branded memory and sold through online retailer. In addition the Company develops and markets proprietary software.

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

Liquidity and Basis of Presentation

The information for the three and six months ended October 31, 2013 and 2012 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2013 included in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2013 balance sheet has been derived from these statements.

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

As discussed in Note 9 and Note 14, the Company entered into financing agreements to address short-term liquidity needs. Also, as discussed in Note 10, on May 11, 2011 and September 18, 2013, the Company entered into securities purchase agreements with different investors. Management believes that the aggregate $3,500,000 available under its credit facility combined with current projected losses will not be sufficient to meet its current obligations and the Company will need to raise additional capital through borrowings or sales of equity securities. There can be no assurance that the Company will be able to obtain additional borrowings or complete a sale of additional equity securities.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing, raise additional capital through the sales of equity and or debt securities and upon future profitable operations. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating.

If current and projected revenue growth does not meet estimates, the Company may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. Management projects the Company currently has sufficient cash and borrowing availability to last into the fiscal quarter ending April 30, 2014. The Company intends to raise additional capital through bank financing and additional sales of equity and/or debt securities in the current fiscal year, which should provide sufficient cash and borrowing availability through April 30, 2014. There can be no assurance that the Company will be successful in raising sufficient cash to meet its obligations through fiscal 2014.

Plan of Operation

The Company has been experiencing losses due to the decline and instability of DRAM prices and the historical investment in XcelaSAN. It is uncertain how long the current level of DRAM pricing will continue, or whether or when prices will rise in the near future. Until such time that the Company can raise prices, it will continue to seek alternative methods of generating profits and cash flow. For example, the Company continues to pursue product diversification, either by development or as a contract manufacturer. Additionally, the Company will continue to identify joint ventures, strategic partnerships and business combination opportunities. There can be no assurance that any of these initiatives will mature to profitability and positive cash flow, or even occur. During fiscal 2013, the Company signed three agreements with AMD for the sale of AMD branded products. The products fall into three categories; RAMDisk software; consumer memory for the gaming and entertainment industries; and server memory for AMD and other servers. The Company is working to expand sales of all three product offerings through expansion with current etailers and adding new etailers.   Newegg was the first etailer and has been selling all three products online for months. Canada Computer is selling the consumer and RAMDisk product lines. Microcenter, Amazon NCIX, Memory Express and Tiger Direct all sell the consumer line of products. Discussions are progressing to add the server and RAMDisk product lines to all of their websites and with new etailers. In addition, we have raised capital through the sale of 350,000 shares of common stock resulting in net proceeds of approximately $700,000, sale of assets resulting in net proceeds of $500,000 and refinanced our line of credit resulting in higher borrowing capacities. The Company also is expanding its consumer memory outlets and the development of software to complement RAMDisk in other areas of caching.

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

Advertising

Advertising is expensed as incurred and amounted to approximately $45,000 and $90,000 in the three and six months periods ended October 31, 2013, respectively verses approximately $42,000 and $67,000 in the comparable prior year periods.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the “Expenses – Income Taxes Topic” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position.  There are no material unrecognized tax positions in the financial statements. As of October 31, 2013, the Company had Federal and state net operating loss (“NOL”) carry-forwards of approximately $23,500,000 and $21,800,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2033 for Federal tax purposes and 2016 and 2033 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements at October 31, 2013 and April 30, 2013.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and six months ended October 31, 2013 and 2012 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options and warrants outstanding as their effect would be anti-dilutive. The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the three and six month periods ended October 31, 2013 and 2012. The October 31, 2012 three and six month amounts shown have been adjusted to reflect the reverse 1-for-6 stock split effective March 18, 2013.

	Three Months ended October 31, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(338,192)	1,899,227	$(.18)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(338,192)	1,899,227	$(.18)

	Three Months ended October 31, 2012
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(1,247,757)	1,783,885	$(.70)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(1,247,757)	1,783,885	$(.70)

	Six Months ended October 31, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(1,219,822)	1,826,945	$(.67)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(1,219,822)	1,826,945	$(.67)

	Six Months ended October 31, 2012
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(2,223,474)	1,783,885	$(1.25)

Effect of dilutive securities – stock options	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options	$(2,223,474)	1,783,885	$(1.25)

Diluted net loss per common share for the three and six month periods ended October 31, 2013 and 2012 do not include the effect of options to purchase 298,665 and 296,908 shares, respectively, of common stock because they are anti-dilutive. Diluted net loss per common share for the three and six month periods ended October 31, 2013 and 2012 do not include the effect of warrants to purchase 571,875 and 221,875 shares of common stock, respectively because they are anti-dilutive.

Common Stock Repurchases

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 83,333 shares of the Company’s common stock. On April 10, 2012, the Company announced the additional authorization to repurchase up to 138,000 shares of the Company’s common stock which at that time made the total available for purchase of up to 166,667 shares. The Company did not purchase shares in fiscal 2014’s six months ended October 31, 2013. In fiscal 2013’s first quarter ended July 31, 2012, the Company repurchased 22,944 shares for a total cost of $142,262. The 22,944 shares purchased were cancelled in fiscal 2013. As of October 31, 2013, the total number of shares authorized for purchase under the program is 136,408 shares.

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

Our consolidated statements of operations for the three and six month periods ended October 31, 2013 include approximately $18,000 and $39,000 of stock-based compensation expense, respectively. Fiscal 2012’s three and six month periods ended October 31, 2012 include approximately $80,000 and $179,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments and, as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the six months ended October 31, 2013 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (1)	Aggregate intrinsic value

Balance April 30, 2013	311,575	$12.40	5.02	$—

Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(21,246)	$12.82	—	—
Balance October 31, 2013	290,329	$12.28	4.74	—
Exercisable October 31, 2013	265,329	$13.21	4.30	—
Expected to vest October 31, 2013	276,000	$12.28	4.74	—

(1)	This amount represents the weighted average remaining contractual life of stock options in years.

As of October 31, 2013, there was approximately $28,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately eighteen months.

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

(2) Acquisition

On March 31, 2009, the Company acquired certain assets of MMB, a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. Under the terms of the agreement with MMB, the remaining portion of the purchase price was contingently payable based upon the performance of the new Company business unit to be operated as a result of the acquisition (”MMB business unit”) and consists of a percentage, averaging 65%, payable quarterly, over the subsequent four years from acquisition date of earnings before interest, taxes, depreciation and amortization of the MMB business unit. The purchase price agreement expired March 31, 2013. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting. The results of operations of MMB for the period from the acquisition date, March 31, 2009, through October 31, 2013 have been included in the consolidated results of operations of the Company.

(3) Related Party Transactions

During the three month periods ending October 31, 2013 and 2012, the Company purchased inventories for resale totaling approximately $606,000 and $887,000, respectively, from Sheerr Memory, LLC (Sheerr Memory). During the six month periods ending October 31, 2013 and 2012, the Company purchased inventories for resale totaling approximately $1,464,000 and $2,112,000, respectively, from Sheerr Memory. Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as the general manager of the acquired MMB business unit described in Note 2 and is an executive officer of the Company. When the Company acquired certain assets of MMB, it did not acquire any of its inventories. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $41,000 and $327,000, respectively, of accounts payable in the Company’s consolidated balance sheets as of October 31, 2013 and 2012 is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to October 31, 2013 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

During the three month periods ending October 31, 2013 and 2012, the Company purchased inventories for resale totaling approximately $166,000 and $127,000, respectively, from Keystone Memory Group. During the six month periods ending October 31, 2013 and 2012, the Company purchased inventories for resale totaling approximately $337,000 and $219,000, respectively, from Keystone Memory Group. Keystone Memory Group’s owner is a relative to Mr. Sheerr who is employed by the Company as the general manager of the acquired MMB business unit described in Note 2 and is an executive officer of the Company. The Company has made further purchases from Keystone Memory Group subsequent to October 31, 2013 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

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

The Company amended and restated its Note and Security Agreement with Mr. Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 to David Sheerr. The Company used the proceeds of the purchase price received from David Sheerr to reduce the principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to $966,667 at October 31, 2013. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. Interest expense recorded for the Note in the three and six months ended October 31, 2013 was $38,333 and $79,222, respectively. Interest expense recorded for the Note in the three and six months ended October 31, 2012 was $48,556 and $99,380, respectively. Interest payable to Mr. Sheerr on October 31, 2013 was $12,630.

As of October 31, 2013 the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to David Sheer on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $103,000, which is the amount of the gain on sale in excess of present value of the future lease payments, in the quarter ended October 31, 2013 and will recognize the remaining $358,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months.

(4) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

(5) Accounts Receivable

Accounts receivable consists of the following categories:

	October 31, 2013	April 30, 2013
Trade receivables	$3,000,580	$2,961,838
Other receivables	233,452	122,815
Allowance for doubtful accounts and sales returns	(220,000)	(200,000)
	$3,014,032	$2,884,653

(6) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2013 and April 30, 2013 consist of the following categories:

	October 31, 2013	April 30, 2013
Raw materials	$1,207,336	$1,425,386
Work in process	206,433	88,603
Finished goods	767,974	1,389,065
	$2,181,743	$2,903,054

(7) Note Receivable

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory, Inc. (“Shoreline”) and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into Common Stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline Common Stock. The conversion is at the rate of 1% of the outstanding Common Stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of three years and at such time Shoreline would have had to repay the note or the Company would have had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding Common Stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary of the closing of the transaction. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant was exercised, the Company would have owned 60% of the outstanding Common Stock of Shoreline. The note was executed simultaneously with a Master Services Agreement which details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. On March 27, 2013, the Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline have been terminated with the exception of the amended and restated promissory note. The remaining $275,000 was scheduled to be repaid in accordance with the amended and restated promissory note on July 31, 2013. Shoreline Memory defaulted on the note. The Company fully reserved the $275,000 balance on the amended and restated promissory note at July 31, 2013. During the quarter ended October 31, 2013 the Company agreed to settle the amount due on the defaulted note for approximately $162,000. The funds were received in escrow on October 31, 2013 and forwarded to the Company on November 1, 2013.

(8) Goodwill and Intangible Assets

Goodwill:

On March 31, 2009, the Company acquired the assets of MMB for cash plus contingent consideration. The excess of consideration paid over the net assets acquired is recorded as goodwill. We were obligated under the Asset Purchase Agreement to make contingent payments based on the earnings of MMB through March 31, 2013.

No impairments of goodwill have been identified during any of the periods presented. Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is approximately March 1.

Intangible Assets:

Intangible assets with determinable lives, other than customer relationships and research and development are amortized on a straight-line basis over their estimated period of benefit, ranging from four to five years. Research and development and customer relationships are amortized over a two-year period at a rate of 65% of the gross value acquired in the first year subsequent to their acquisition and 35% of the gross value acquired in the second year. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets with definitive lives are subject to amortization. No impairments of intangible assets with definitive lives have been identified during any of the periods presented.

The Company estimates that it has no significant residual value related to its intangible assets. Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense for the three and six months ended October 31, 2013 and 2012 totaled approximately $41,000 and $82,000 in each period, respectively. Intangible asset amortization is included in selling, general and administrative expense. Intangible asset amortization is included in selling, general and administrative expense. The components of finite-lived intangible assets acquired are as follows:

	Weighted
	Average	October 31,	April 30,
	Life	2013	2013
Trade names	5 Years	$733,000	$733,000
Customer relationships	2 Years	758,000	758,000
Non-compete agreement	4 Years	68,000	68,000
Total gross carrying amount		1,559,000	1,559,000

Less accumulated amortization expense		1,507,534	1,426,034
Net intangible assets		$51,466	$132,966

The following table outlines the estimated future amortization expense related to intangible assets:

Year ending April 30:
2014	$ 132,966

(9) Financing Agreements

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000 which, according to the Company’s projections, will be sufficient to allow for maximum borrowing under the formulas provided for in the agreement. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. The total credit line remains at $3,500,000 and the Tangible Net Worth covenant requirement is at least $2,000,000, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. On December 18, 2012, the agreement was amended in exchange for a fee of $7,500 to reduce the minimum Tangible Net Worth covenant to $1,300,000. However, if the Tangible Net Worth falls below $2,000,000, the amount available to borrow on inventory will be capped at $250,000 reduced from $500,000. At October 31, 2013 the Company’s Tangible Net Worth was approximately $1,122,000. The Company Tangible Net Worth is below $2,000,000 therefore the inventory borrowing availability was reduced to $250,000. Management believes that the aggregate $3,500,000 available under this facility combined with current projected losses will not be sufficient to meet its current obligations and the Company will need to raise additional capital through borrowings or sales of equity securities. There can be no assurance that the Company will be able to obtain additional borrowings or complete a sale of equity securities. At October 31, 2013, the Company had approximately $823,000 of additional financing available to it under the terms of the agreement.

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

The Company amended and restated its Note and Security Agreement with Mr. Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 to David Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $966,667 at October 31, 2013. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. Interest expense recorded for the Note in the three and six months ended October 31, 2013 was $38,333 and $79,222, respectively. Interest expense recorded for the Note in the three and six months ended October 31, 2012 was $48,556 and $99,380, respectively. Interest payable to Mr. Sheerr on October 31, 2013 was $12,630.

As of October 31, 2013 the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to David Sheer on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $103,000, which is the amount of the gain on sale in excess of present value of the future lease payments, in the quarter ended October 31, 2013 and will recognize the remaining $358,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The $358,000 deferred gain is reflected in accrued liabilities in the balance sheet as of October 31, 2013.

On November 6, 2013 the Company terminated the loan agreement with the financial institution and paid in full the outstanding balance and accrued interest. The Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. (see Note 14 to the Consolidated Financial Statements, Subsequent Events).

(10) Securities Purchase Agreements

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

On September 18, 2013, the Company and certain investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the Offering, pursuant to which the Company agreed to sell an aggregate of 350,931 shares of its common stock and warrants to purchase a total of 350,931 shares of its common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $807,000. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and one warrant, with each warrant exercisable for one share of common stock. The purchase price was $2.30 per fixed combination. On September 23, 2013 the offering of 350,000 shares and warrants was closed with net proceeds to the Company of $695,491 after accounting for all expenses of the offering.

The Company’s statement of stockholders’ equity for the six month period ended October 31, 2013 is as follows:

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at April 30, 2013	1,754,662	$1,754,662	$19,287,931	$(18,052,321)	$2,990,272
Issuance of shares under Registered Direct Offering	350,000	350,000	345,491		695,491
Net loss				(1,219,822)	(1,219,822)
Stock-based compensation expense			38,682		38,682
Balance at October 31, 2013	2,104,662	$2,104,662	$19,672,104	$(19,272,143)	$2,504,623

(11) Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six months ended October 31, 2013 and 2012 by geographic region are as follows:

	Three months ended October 31, 2013	Six months ended October 31, 2013
United States	$6,132,297	$12,315,098
Europe	658,421	1,529,048
Other (principally Asia Pacific Region)	619,511	932,813
Consolidated	$7,410,229	$14,776,959

	Three months ended October 31, 2012	Six months ended October 31, 2012
United States	$6,005,147	$11,980,351
Europe	628,238	1,950,160
Other (principally Asia Pacific Region)	325,638	1,026,997
Consolidated	$6,959,023	$14,957,508

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

(14) Subsequent Events

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace the existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement will bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. The note from Mr. Sheerr is subordinated to Rosenthal & Rosenthal, Inc.

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

Executive Overview

Dataram Corporation (“the Company”) is a developer, manufacturer and marketer of large capacity memory products primarily used in high-performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, HP, IBM and Sun Microsystems as well as a line of memory products for Intel and AMD motherboard based servers. The Company has also developed memory for the consumer market which is sold as AMD branded memory and sold through online retailer. In addition the Company develops and markets proprietary software.

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

As of October 31, 2013, cash and cash equivalents amounted to approximately $603,000 and working capital amounted to approximately $1,603,000, reflecting a current ratio of 1.4 to 1. This compares to cash and cash equivalents of approximately $324,000 and working capital of approximately $2,560,000, reflecting a current ratio of 1.7 to 1 as of April 30, 2013.

During the six month period ended October 31, 2013, net cash used in operating activities totaled approximately $47,000. Net loss in the period totaled approximately $1,219,000 and included stock-based compensation expense of approximately $39,000 and depreciation and amortization expense of approximately $184,000. There was a gain on sale of property and equipment that totaled approximately $103,000. Inventories decreased by approximately $721,000. The decrease in inventories was a management decision to reduce inventory levels and conserve working capital. Accounts payable increased by approximately $359,000. Other current assets increased by approximately $117,000. Most of the increase in other current assets was the result of accounts payable deposits to DRAM manufactures required to secure raw material. Accrued liabilities decreased by approximately $61,000 and included the $358,000 of deferred gain on sale of assets. Trade receivable increased by approximately $16,000.

Net cash provided by investing activities totaled $500,000 for the six month period ended October 31, 2013 and was the result of the proceeds received from the gain on sale of property and equipment, more fully described in Note 9 to the consolidated financial statements.

Net cash used in financing activities totaled approximately $174,000 for the six month period ended October 31, 2013 and consisted of net payments of $170,000 made under a revolving credit facility. The Company also received net proceeds from the sale of common shares and warrants in the amount of $695,000 more fully in Note 10 to the Consolidated Financial Statements. The Company also made principal payments of $700,000 to Mr. Sheerr under the Note and Security agreement, more fully described in Note 9 to the Consolidated Financial Statements.

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000 which, according to the Company’s projections, will be sufficient to allow for maximum borrowing under the formulas provided for in the agreement. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. The total credit line remains at $3,500,000 and the Tangible Net Worth covenant requirement is at least $2,000,000, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. On December 18, 2012, the agreement was amended in exchange for a fee of $7,500 to reduce the minimum Tangible Net Worth covenant to $1,300,000. However, if the Tangible Net Worth falls below $2,000,000, the amount available to borrow on inventory will be capped at $250,000 reduced from $500,000. At October 31, 2013 the Company’s Tangible Net Worth was approximately $1,122,000. The Company Tangible Net Worth is below $2,000,000 therefore the inventory borrowing availability was reduced to $250,000. Management believes that the aggregate $3,500,000 available under this facility combined with current projected losses will not be sufficient to meet its current obligations and the Company will need to raise additional capital through borrowings or sales of equity securities. There can be no assurance that the Company will be able to obtain additional borrowings or complete a sale of equity securities. At October 31, 2013, the Company had approximately $823,000 of additional financing available to it under the terms of the agreement.

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

The Company amended and restated its Note and Security Agreement with David Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 to Mr. Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $966,667 at October 31, 2013. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. Interest expense recorded for the Note in the three and six months ended October 31, 2013 was $38,333 and $79,222, respectively. Interest expense recorded for the Note in the three and six months ended October 31, 2012 was $48,556 and $99,380, respectively. Interest payable to Mr. Sheerr on October 31, 2013 was approximately $12,630.

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory, Inc. (“Shoreline”) and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into Common Stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline Common Stock. The conversion is at the rate of 1% of the outstanding Common Stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of three years and at such time Shoreline would have had to repay the note or the Company would have had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding Common Stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary of the closing of the transaction. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant was exercised, the Company would have owned 60% of the outstanding Common Stock of Shoreline. The note was executed simultaneously with a Master Services Agreement which details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. On March 27, 2013, the Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline have been terminated with the exception of the amended and restated promissory note. The remaining $275,000 was scheduled to be repaid in accordance with the amended and restated promissory note on July 31, 2013. Shoreline Memory defaulted on the note. The Company fully reserved the $275,000 balance on the amended and restated promissory note at July 31, 2013. During fiscal 2014’s second quarter the Company agreed to settle the amount due on the defaulted note for approximately $162,000. The funds were received in escrow on October 31, 2013 and forwarded to the Company on November 1, 2013.

On November 6, 2013 the Company terminated the loan agreement with the financial institution and paid in full the outstanding balance and accrued interest. The Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. (see Note 14 to the Consolidated Financial Statements, Subsequent Events).

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 2013 are as follows:

Year ending April 30
Remaining in Fiscal 2014	$195,000
2015	391,000
2016	383,000
2017	158,000
2018	90,000
2019	45,000
Thereafter	—
Total minimum lease payments	$1,262,000

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended October 31, 2013 were $7,410,000 compared to revenues of $6,959,000 for the comparable prior year period. Revenues for the first six months of the current fiscal year were $14,777,000 compared to revenues of $14,958,000 for the comparable prior year period. Average selling prices decreased approximately 28% from the prior year periods, attributable to a decline in the price of DRAM chips, the primary raw material used in the Company’s products. The decline in average selling price was partially offset by an increase in volume of approximately 29%.

Cost of sales for the three and six months ended October 31, 2013 were $5,841,000 and $11,646,000, respectively versus $5,772,000 and $12,076,000, respectively in the prior year comparable periods. Cost of sales as a percentage of revenues for the second quarter and first six months of fiscal 2014 were 79% of revenues, respectively versus 83% and 81% for the same respective prior year periods. Fluctuations in cost of sales as a percentage of revenues are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. The Company eliminated approximately $283,000 of annualized expense in the fiscal 2014’s first quarter, which resulted in a charge of approximately $53,000.

Engineering expense in the three and six months ended October 31, 2013 were approximately $300,000 and $619,000, respectively, compared to $190,000 and $396,000 for the same respective prior year periods. The Company has recorded approximately $120,000 and $249,000, respectively of cost related to the maintenance and development of our RAMDisk product in the three and six months ending October 31, 2013. In the prior year these cost were reflected in SG&A expense. The Company also eliminated approximately $94,000 of annualized expense in the fiscal 2014’s first quarter, which resulted in a charge of approximately $27,000.

Selling, general and administrative (S,G&A) expense for the three and six month period ended October 31, 2013 totaled $1,630,000 and $3,670,000, respectively, compared to $2,189,000 and $4,534,000 for the same prior year periods. The decrease in this year’s second quarter and six month expense of approximately, $559,000 and $864,000, respectively, was the result of decreased sales and marketing expense. The decrease in this year’s second quarter expense is the result of bad debt expense recovery of $162,000 of a reserve of $275,000 that was established in this year’s first quarter for a note receivable that was default, more fully described in Note 7 to the Consolidated Financial Statements. The Company also recorded approximately $30,000 severance cost in fiscal 2014’s first quarter. As a result of the cost reductions the Company has eliminated approximately $518,000 of annualized expense.

As discussed in Note 3 and Note 9, the Company recorded $103,000 gain on sale of assets in the quarter ended October 31, 2013.

Other income (expense), net for the three and six month period ended October 31, 2013 totaled $80,000 and $164,000 of expense, respectively, compared to expense of $56,000 and $165,000, for the same prior year periods.  Other expense in the three month period ended October 31, 2013 consisted of interest expense of $92,000 and approximately $11,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar.  For the six month period ended October 31, 2013 other expense of $164,000, consisted of interest expense of approximately $176,000 and approximately $12,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar was recorded. Other expense in the three month period ended October 31, 2012 consisted primarily of interest expense of $79,000 offset by interest income of approximately $8,000.  Approximately, $16,000 of foreign currency transaction gains were recorded, primarily as a result of the EURO strengthening relative to the US dollar.  For the six month period ended October 31, 2012 other expense of $165,000 consisted of $151,000 interest expense offset by approximately $8,000 of interest income.  Additionally, approximately $22,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar was recorded.

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

Goodwill - Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is March 1. The Company has reviewed goodwill for impairment at October 31, 2013. After this review management has concluded that there is no additional impairment of goodwill.

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

The Company purchases and sells primarily in U.S. dollars. The Company sells in foreign currency (primarily Euros) to a limited number of customers and as such incurs some foreign currency risk. At any given time, approximately 5% to 25% of the Company’s accounts receivable is denominated in currencies other than U.S. dollars. At present, the Company does not purchase forward contracts as hedging instruments, but could do so as circumstances warrant.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 30, 2013, the District Court Judge issued an order against the Company in favor of the landlord Ivyland Ventures, LLC. Based on the language of the lease agreement, the Court, without making any factual findings on the extent of the Company’s liability, ruled that the Company is required to remove and restore the premises to condition that existed as of January 11, 2006 or pay the cost of removal and restoration of improvements made during its entire occupation. Our legal counsel has filed a motion for reconsideration of the Court’s July 30th Order seeking to overturn the Court’s decision. No ruling has been made on the motion for reconsideration. A teleconference was held on August 7, 2013 between the parties and the presiding judge. At the conference, dates were set for discovery and the trial was put on the calendar for the Fall of 2014.

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

DATARAM CORPORATION

Date: December 16, 2013	By:	/s/ MARC P. PALKER
Marc P. Palker
Chief Financial Officer

