Form 10-Q
period 2014-01-31
DATARAM CORP
filed 2014-03-21
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of March 21, 2014, there were 2,104,662 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation and Subsidiaries

Consolidated Balance Sheets

January 31, 2014 and April 30, 2013

	January 31, 2014	April 30, 2013
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$333	$324,235
Accounts receivable, less allowance for doubtful accounts and sales returns of $220,000 at January 31, 2014 and $200,000 at April 30, 2013	2,658,672	2,884,653
Inventories	2,272,201	2,903,054
Note receivable	—	275,000
Other current assets	65,831	81,283
Total current assets	4,997,037	6,468,225

Property and equipment, at cost:
Machinery and equipment	450,963	11,732,970
Leasehold improvements	607,867	607,867
	1,058,830	12,340,837
Less: accumulated depreciation and amortization	816,867	11,916,197
Net property and equipment	241,963	424,640

Other assets	49,210	55,742
Intangible assets, net of accumulated amortization	10,566	132,966
Goodwill	1,083,555	1,083,555
	$6,382,331	$8,165,128
Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$1,742,371	$1,876,128
Accounts payable	1,097,374	947,552
Accrued liabilities	1,013,365	684,509
Due to related party – current portion	400,000	400,000
Total current liabilities	4,253,110	3,908,189

Due to related party – long term	466,667	1,266,667

Total liabilities	4,719,777	5,174,856

Commitments and contingencies

Stockholders' equity:
Common stock, par value $1.00 per share.
Authorized 54,000,000 shares; issued and outstanding 2,104,662 at January 31, 2014 and 1,754,662 at April 30, 2013	2,104,662	1,754,662
Additional paid-in capital	19,676,821	19,287,931
Accumulated deficit	(20,118,929)	(18,052,321)
Total stockholders' equity	1,662,554	2,990,272

	$6,382,331	$8,165,128

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries Consolidated Statements of Operations

Three and Nine Months Ended January 31, 2014 and 2013

(Unaudited)

	2014		2013
	Three Months	Nine Months	Three Months	Nine Months

Revenues	$7,641,079	$22,418,038	$6,438,961	$21,396,469

Costs and expenses:
Cost of sales	6,223,013	17,869,323	4,928,798	17,005,203
Engineering	303,942	922,961	152,388	548,224
Selling, general and administrative	1,910,085	5,580,085	2,069,826	6,613,321
Gain on asset disposal	(17,916)	(120,916)	—	—
	8,419,124	24,251,453	7,151,012	24,166,748

Loss from operations	(778,045)	(1,833,415)	(712,051)	(2,770,279)

Other income (expense):
Interest expense, net	(69,831)	(245,826)	(73,586)	(216,336)
Currency gain (loss), net	1,090	12,633	3,974	(18,522)
Total other expense, net	(68,741)	(233,193)	(69,612)	(234,858)

Loss before income taxes	(846,786)	(2,066,608)	(781,663)	(3,005,137)

Income tax expense	—	—	—	—
Net loss	$(846,786)	$(2,066,608)	$(781,663)	$(3,005,137)

Net loss per share of common stock
Basic	$(.40)	$(1.08)	$(.44)	$(1.68)
Diluted	$(.40)	$(1.08)	$(.44)	$(1.68)

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended January 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(2,066,608)	$(3,005,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(120,916)	—
Depreciation and amortization	266,400	327,700
Bad debt expense	174,859	57,888
Stock-based compensation expense	43,399	205,033
Changes in assets and liabilities:
Decrease in accounts receivable	326,122	238,838
Decrease in inventories	630,853	19,435
Decrease (increase) in other current assets	15,452	(46)
Decrease (increase) in other assets	6,532	(1,086)
Increase (decrease) in accounts payable	149,822	(386,516)
Decrease in accrued liabilities	(11,551)	(122,802)
Net cash used in operating activities	(585,636)	(2,666,693)
Cash flows from investing activities:
Acquisition of business	—	(68,521)
Additions to property and equipment	—	(5,950)
Proceeds from sale of property and equipment	500,000	—
Issuance of note receivable	—	(750,000)
Net cash provided by (used in) investing activities	500,000	(824,471)
Cash flows from financing activities:
Net proceeds (payments) under revolving credit line	(133,757)	1,351,364
Net payments of note payable to related party	(800,000)	(233,333)
Net proceeds from sale of common shares	695,491	—
Purchase of treasury stock	—	(142,262)
Net cash (used in) provided by financing activities	(238,266)	975,769

Net decrease in cash and cash equivalents	(323,902)	(2,515,395)

Cash and cash equivalents at beginning of period	324,235	3,274,741

Cash and cash equivalents at end of period	$333	$759,346

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$256,665	$146,824

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2014 and 2013

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

Liquidity and Basis of Presentation

The information for the three and nine months ended January 31, 2014 and 2013 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2013 included in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2013 balance sheet has been derived from these statements.

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2013, 2012 and 2011, the Company incurred losses in the amounts of approximately $4,625,000, $3,259,000 and $ 4,634,000, respectively. For the nine months ended January 31, 2014 the Company has incurred losses of approximately $2,067,000 and used approximately $586,000 cash from operations.

As discussed in Note 9, the Company entered into financing agreements to address short-term liquidity needs. Also, as discussed in Note 10, on May 11, 2011 and September 18, 2013, the Company entered into securities purchase agreements with different investors. Management believes that the aggregate $3,500,000 available under its credit facility combined with current projected losses will not be sufficient to meet its current obligations and the Company will need to raise additional capital through borrowings or sales of equity securities. There can be no assurance that the Company will be able to obtain borrowings or complete a sale of additional equity securities at terms acceptable to the Company, or at all. The Company is considering calling a Special Meeting of its shareholders to approve the sale of securities above the 20% NASDAQ limitation as well as approval to issue preferred stock. If the Company is able to get shareholder approval, the ability to sell additional common shares, issue preferred shares and obtain financing from convertible debt instruments will be less constrictive. In addition, the Company is considering lowering the exercise price of its outstanding warrants to encourage the exercise of those warrants.

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

If current and projected revenue growth does not meet estimates, the Company may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. The Company intends to raise additional capital through bank financing and additional sales of equity and/or debt securities in the current fiscal year. Specifically, the Company intends to sell the remaining shares available under its S-3 registration statement, which expires April 10, 2014, and provide incentives to warrant holders to exercise their warrants. In addition, the Company intends to negotiate an inventory line of credit that will provide sufficient cash to satisfy its debt to the related party resulting in reduced interest cost and provide $400,000 of working capital each year for the next two years. There can be no assurance that the Company will be successful in closing these transactions or raise sufficient cash to meet its obligations through fiscal 2014. On March 20, 2014, the Company and certain investors entered into a common stock purchase agreement. The net proceeds to the Company from the Offering, after deducting placement agent fees and the estimated offering expenses borne by the Company, is approximately $583,000. Also, on March 20, 2014, certain institutional holders of warrants issued in connection with the sale of units on September 23, 2013, exercised 86,100 warrants at the exercise price of $3.50 per share resulting in net proceeds of approximately $301,350. Management projects the Company currently has sufficient cash and borrowing availability after considering proceeds received from the equity transaction described more fully in Note 15, to last into the fiscal quarter ending October 31, 2014.

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

Advertising

Advertising is expensed as incurred and amounted to approximately $25,000 and $115,000 in the three and nine months periods ended January 31, 2014, respectively verses approximately $33,000 and $100,000 in the comparable prior year periods.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the “Expenses – Income Taxes Topic” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position.  There are no material unrecognized tax positions in the financial statements. As of January 31, 2014, the Company had Federal and State net operating loss (“NOL”) carry-forwards of approximately $23,500,000 and $21,800,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2033 for Federal tax purposes and 2016 and 2033 for State tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements at January 31, 2014 and April 30, 2013.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and nine months ended January 31, 2014 and 2013 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options and warrants outstanding as their effect would be anti-dilutive. The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the three and nine month periods ended January 31, 2014 and 2013. The January 31, 2013 three and nine month amounts shown have been adjusted to reflect the reverse 1-for-6 stock split effective March 18, 2013.

	Three Months ended January 31, 2014
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(846,786)	2,104,662	$(.40)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(846,786)	2,104,662	$(.40)

	Three Months ended January 31, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(781,663)	1,782,925	$(.44)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(781,663)	1,782,925	$(.44)

	Nine Months ended January 31, 2014
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(2,066,608)	1,919,517	$(1.08)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(2,066,608)	1,919,517	$(1.08)

	Nine Months ended January 31, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(3,005,137)	1,784,898	$(1.68)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options	$(3,005,137)	1,784,898	$(1.68)

Diluted net loss per common share for the three and nine month periods ended January 31, 2014 and 2013 do not include the effect of options to purchase 287,746 and 294,908 shares, respectively, of common stock because they are anti-dilutive. Diluted net loss per common share for the three and nine month periods ended January 31, 2014 and 2013 do not include the effect of warrants to purchase 221,875 shares of common stock because they are anti-dilutive.

Common Stock Repurchases

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 83,333 shares of the Company’s common stock. On April 10, 2012, the Company announced the additional authorization to repurchase up to 138,000 shares of the Company’s common stock which at that time made a total of 166,667 shares available for purchase. The Company did not purchase shares in fiscal 2014’s nine months ended January 31, 2014. In fiscal 2013’s first quarter ended July 31, 2012, the Company repurchased 22,942 shares for a total cost of $142,262. The 22,942 shares purchased were cancelled in fiscal 2013. In fiscal 2012 the Company repurchased 7,315 shares at a total cost of $45,299. The 7,315 shares were cancelled in Fiscal 2012. As of January 31, 2014, the total number of shares authorized for purchase under the program is 136,408 shares.

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

Our consolidated statements of operations for the three and nine month periods ended January 31, 2014 include approximately $5,000 and $43,000 of stock-based compensation expense, respectively. Fiscal 2013’s three and nine month periods ended January 31, 2013 include approximately $26,000 and $205,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments and, as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the nine months ended January 31, 2014 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (1)	Aggregate intrinsic value

Balance April 30, 2013	311,575	$12.40	5.02	$—

Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(32,164)	$14.37	—	—
Balance January 31, 2014	279,411	$12.17	4.47	2,500
Exercisable January 31, 2014	254,411	$13.13	4.01	—
Expected to vest January 31, 2014	265,000	$12.17	4.47	2,500

(1)	This amount represents the weighted average remaining contractual life of stock options in years.
9

As of January 31, 2014, there was approximately $24,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately fifteen months.

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

(2) Acquisition

On March 31, 2009, the Company acquired certain assets of MMB, a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. Under the terms of the agreement with MMB, the remaining portion of the purchase price was contingently payable based upon the performance of the new Company business unit to be operated as a result of the acquisition (”MMB business unit”) and consists of a percentage, averaging 65%, payable quarterly, over the subsequent four years from acquisition date of earnings before interest, taxes, depreciation and amortization of the MMB business unit. The purchase price agreement expired March 31, 2013. The net assets acquired by the Company were recorded at their respective fair values under the purchase method of accounting. The results of operations of MMB for the period from the acquisition date, March 31, 2009, through January 31, 2014 have been included in the consolidated results of operations of the Company.

(3) Related Party Transactions

During the three month periods ending January 31, 2014 and 2013, the Company purchased inventories for resale totaling approximately $872,000 and $584,000, respectively, from Sheerr Memory. During the nine month periods ending January 31, 2014 and 2013, the Company purchased inventories for resale totaling approximately $2,336,000 and $2,696,000, respectively, from Sheerr Memory, LLC (Sheerr Memory). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as the general manager of the acquired MMB business unit described in Note 2 and is an executive officer of the Company. When the Company acquired certain assets of MMB, it did not acquire any of its inventories. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $416,000 and $74,000, respectively, of accounts payable in the Company’s consolidated balance sheets as of January 31, 2014 and 2013 is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to January 31, 2014 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so. Management believes that transactions with Keystone Memory Group are at prices and terms that are better or equal to prices and terms that could be obtained from other suppliers.

During the three month periods ending January 31, 2014 and 2013, the Company purchased inventories for resale totaling approximately $432,000 and $79,000, respectively, from Keystone Memory Group (“Keystone Memory”). During the nine month periods ending January 31, 2014 and 2013, the Company purchased inventories for resale totaling approximately $770,000 and $298,000, respectively, from Keystone Memory. Keystone Memory’s owner is a relative to Mr. Sheerr who is employed by the Company as the general manager of the acquired MMB business unit described in Note 2 and is an executive officer of the Company. The Company has made further purchases from Keystone Memory Group subsequent to January 31, 2014 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

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

The Company amended and restated its Note and Security Agreement with Mr. Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 to David Sheerr. The Company used the proceeds of the purchase price received from David Sheerr to reduce the principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to $966,667 at October 31, 2013. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. Interest expense recorded for the Note in the three and nine months ended January 31, 2014 was $22,991 and $102,213, respectively. Interest expense recorded for the Note in the three and nine months ended January 31, 2013 was $45,991 and $145,370, respectively. Interest payable to Mr. Sheerr on January 31, 2014 was $7,463.

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to David Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $103,000, which is the amount of the gain on sale in excess of present value of the future lease payments, in the quarter ended October 31, 2013. The Company recognized $17,916 gain in the quarter ended January 31, 2014 and will recognize the remaining approximately $340,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months.

(4) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

(5) Accounts Receivable

Accounts receivable consists of the following categories:

	January 31, 2014	April 30, 2013
Trade receivables	$2,748,383	$2,961,838
Other receivables	130,289	122,815
Allowance for doubtful accounts and sales returns	(220,000)	(200,000)
	$2,658,672	$2,884,653

(6) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2014 and April 30, 2013 consist of the following categories:

	January 31, 2014	April 30, 2013
Raw materials	$1,492,510	$1,425,386
Work in process	9,889	88,603
Finished goods	769,802	1,389,065
	$2,272,201	$2,903,054

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

(8) Goodwill and Intangible Assets

Goodwill:

On March 31, 2009, the Company acquired the assets of MMB for cash plus contingent consideration. The excess of consideration paid over the net assets acquired is recorded as goodwill. We were obligated under the Asset Purchase Agreement to make contingent payments based on the earnings of MMB through March 31, 2013.No impairments of goodwill have been identified during any of the periods presented. Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is approximately March 1.

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

The Company estimates that it has no significant residual value related to its intangible assets. Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense for the three and nine months ended January 31, 2014 and 2013 totaled approximately $41,000 and $123,000 in each period, respectively. Intangible asset amortization is included in selling, general and administrative expense. The components of finite-lived intangible assets acquired are as follows:

	Weighted
	Average	January 31,	April 30,
	Life	2014	2013
Trade names	5 Years	$733,000	$733,000
Customer relationships	2 Years	758,000	758,000
Non-compete agreement	4 Years	68,000	68,000
Total gross carrying amount		1,559,000	1,559,000

Less accumulated amortization expense		1,548,434	1,426,034
Net intangible assets		$10,566	$132,966

The intangible assets will be fully amortized by April 30, 2014.

(9) Financing Agreements

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility allowed borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. On December 18, 2012, the agreement was amended in exchange for a fee of $7,500 to reduce the minimum Tangible Net Worth covenant to $1,300,000. On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc., and simultaneously terminated the loan agreement with the financial institution and paid in full the outstanding balance and accrued interest with proceeds received from the financing agreement.

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

The Company amended and restated its Note and Security Agreement with Mr. Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 to Mr. Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $866,667 at January 31, 2014. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. Interest expense recorded for the Note in the three and nine months ended January 31, 2014 was $22,991 and $102,213, respectively. Interest expense recorded for the Note in the three and nine months ended January 31, 2013 was $45,991 and $145,370, respectively. Interest payable to Mr. Sheerr on January 31, 2014 was $7,463.

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $103,000, which is the amount of the gain on sale in excess of present value of the future lease payments, in the quarter ended October 31, 2013. The Company recognized $17,916 in the quarter ended January 31, 2014 and will recognize the remaining approximately $340,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The $340,000 deferred gain is reflected in accrued liabilities in the consolidated balance sheet as of January 31, 2014.

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace the existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement will bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. The note from Mr. Sheerr is subordinated to Rosenthal & Rosenthal, Inc. At January 31, 2014 the Company had borrowed the maximum amount of the credit line.

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

On September 18, 2013, the Company and certain investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the Offering, pursuant to which the Company agreed to sell an aggregate of 350,931 shares of its common stock and warrants to purchase a total of 350,931 shares of its common stock to such investors for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $807,000. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and one warrant, with each warrant exercisable for one share of common stock. The purchase price was $2.30 per fixed combination. On September 23, 2013, the offering of 350,000 shares and warrants was closed with net proceeds to the Company of $695,491 after accounting for all expenses of the offering.

The Company’s statement of stockholder’s equity for the nine month period ended January 31, 2014 is as follows:

	Number of Common Shares	Common Stock	Additional Paid-In Capital	(Accumulated Deficit)	Total Stockholders’ Equity
Balance at April 30, 2013	1,754,662	$1,754,662	$19,287,931	$(18,052,321)	$2,990,272
Issuance of shares under Registered Direct Offering	350,000	350,000	345,491		695,491
Net loss				(2,066,608)	(2,066,608)
Stock-based compensation expense			43,399		43,399
Balance at January 31, 2014	2,104,662	$2,104,662	$19,676,821	$(20,118,929)	$1,662,554

(11) Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and nine months ended January 31, 2014 and 2013 by geographic region are as follows:

	Three months ended January 31, 2014	Nine months ended January 31, 2014
United States	$6,246,904	$18,562,000
Europe	830,553	2,359,604
Other (principally Asia Pacific Region)	563,622	1,496,434
Consolidated	$7,641,079	$22,418,038

	Three months ended January 31, 2013	Nine months ended January 31, 2013
United States	$4,572,914	$16,553,265
Europe	1,217,323	3,167,483
Other (principally Asia Pacific Region)	648,724	1,675,721
Consolidated	$6,438,961	$21,396,469

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

(14) Commitments and contingencies

Leases

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2014 are as follows:

Year ending April 30
Remaining in Fiscal 2014	$97,000
2015	391,000
2016	383,000
2017	158,000
2018	90,000
2019	45,000
Thereafter	—
Total minimum lease payments	$1,164,000

The Company has no other material commitments.

Legal Proceedings

The landlord for the property previously leased by the Company in Ivyland, Pennsylvania filed suit against the Company, which vacated the property at the expiration of its lease, for the Company’s alleged failure to restore the property to its original condition. The landlord is currently in possession of a security deposit in the amount of $52,000. The Ivyland litigation has entered the discovery stage. The Company denies its liability for the restoration of the property and believes that the outcome cannot be determined at this time. After consulting with legal counsel, management has recorded a $150,000 settlement provision in fiscal 2014’s third quarter ended January 31, 2014.

(15) Subsequent Events

On March 13, 2014, the Company entered into a Second Supplemental Agreement to Engagement Agreement (the “Second Supplemental Agreement”) with TriPoint Global Equities, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of up to 219,754 shares of the Company’s common stock in a registered direct public offering (the “Offering”). The Second Supplemental Agreement supplements that certain engagement letter and Supplemental Agreement to Engagement Agreement dated August 29, 2013 and September 18, 2013, respectively, by and between the Company and the Placement Agent as disclosed on the Company’s Current Report on Form 8-K filed on September 19, 2013.

On March 20, 2014, the Company and a certain investor entered into a common stock purchase agreement (the “Purchase Agreement”) in connection with the Offering, pursuant to which the Company agreed to sell an aggregate of 219,750 shares of its common stock to such investor for aggregate gross proceeds, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $659,250. The purchase price was $3.00 per share. The Placement Agent was entitled to a cash fee of $46,148 which was equal to 7.0% of the gross proceeds paid to the Company in the Offering. The Company also reimbursed the Placement Agent for legal and other expenses incurred by the Placement Agent in connection with the Offering in an amount of approximately $7,500.

Under the Purchase Agreement, the Company has agreed with the purchaser that, subject to certain exceptions, it will not, within the 90 days following the closing of the Offering (which period may be extended in certain circumstances), enter into any agreement to issue or announce the issuance or proposed issuance of any securities.

The Company has also agreed with the purchaser that from the closing date of the Offering until three years thereafter, it will not effect or enter into an agreement to effect a “Variable Rate Transaction,” which means a transaction in which the Company:

•	issues or sells any convertible securities either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Company’s common stock (but not including any routine anti-dilution protections in any warrant or convertible security); or

•	enters into any agreement, including, but not limited to, an equity line of credit, whereby the Company may sell securities at a future determined price.

The Company has also agreed that for a period of one year after the closing date of the Offering, the Company shall not initiate any “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act.

The Company has also agreed with the purchaser if the Company issues securities within the 12 months following the closing of the Offering, the purchaser shall have the right, on a pro-rata basis, to purchase an aggregate of 50% of all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities.

The Company has also agreed to indemnify the purchaser against certain losses resulting from its breach of any of its representations, warranties, or covenants under agreements with the purchaser, as well as under certain other circumstances described in the Purchase Agreement.

The net proceeds to the Company from the Offering, after deducting placement agent fees and the estimated offering expenses borne by the Company, is approximately $583,000. After giving effect to the Offering, the Company has 2,324,416 shares of common stock outstanding.

The shares were issued pursuant to a prospectus supplement dated March 20, 2014, filed with the Securities and Exchange Commission (the “Commission”) pursuant to Rule 424(b) under the Securities Act, as part of a shelf takedown from the Company’s registration statement on Form S-3 (File No. 333-173212), including a related prospectus, which was declared effective by the Commission on April 28, 2011.

Also, on March 20, 2014, certain holders of warrants issued in connection with the sale of units on September 23, 2013, exercised 86,100 warrants at the exercise price of $3.50 per share resulting in net proceeds of approximately $301,350. The exercise of these warrants resulted in the issuance of 86,100 shares of the Company’s common stock.

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

Executive Overview

Dataram Corporation (“the Company”) is a developer, manufacturer and marketer of large capacity memory products primarily used in high-performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, HP, IBM and Sun Microsystems as well as a line of memory products for Intel and AMD motherboard based servers. The Company has also developed memory for the consumer market which is sold as AMD branded memory and sold through online retailers. In addition the Company develops and markets proprietary software.

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

Liquidity and Capital Resources

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2013, 2012 and 2011, the Company incurred losses in the amounts of approximately $4,625,000, $3,259,000 and $ 4,634,000, respectively. For the nine months ended January 31, 2014 the Company has incurred losses of approximately $2,067,000 and used approximately $586,000 cash from operations.

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

As of January 31, 2014, cash and cash equivalents amounted to $333 and working capital amounted to approximately $744,000, reflecting a current ratio of 1.2 to 1. This compares to cash and cash equivalents of approximately $324,000 and working capital of approximately $2,560,000, reflecting a current ratio of 1.7 to 1 as of April 30, 2013.

During the nine month period ended January 31, 2014, net cash used in operating activities totaled approximately $586,000. Net loss in the period totaled approximately $2,067,000 and included stock-based compensation expense of approximately $43,000, depreciation and amortization expense of approximately $266,000 and bad debt expense of approximately $175,000. There was a gain on sale of property and equipment that totaled approximately $121,000, as more fully described in Note 9 to the consolidated financial statements. Inventories decreased by approximately $631,000. The decrease in inventories was a management decision to reduce inventory levels and conserve working capital. Accounts payable increased by approximately $150,000. Accrued liabilities decreased by approximately $12,000. Trade receivables decreased by approximately $326,000.

Net cash provided by investing activities totaled $500,000 for the nine month period ended January 31, 2014 and was the result of the proceeds received from the sale of property and equipment, more fully described in Note 9 to the consolidated financial statements. The proceeds were used to pay down debt to Mr. Sheerr.

Net cash used in financing activities totaled approximately $238,000 for the nine month period ended January 31, 2014 and consisted of net payments of $134,000 made under revolving credit facilities. The Company also received net proceeds from the sale of common shares and warrants in the amount of $695,000 as more fully described in Note 10 to the consolidated financial statements. The Company also made principal payments of $800,000 to Mr. Sheerr under the Note and Security agreement, as more fully described in Note 9 to the consolidated financial statements.

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility allowed borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. On December 18, 2012, the agreement was amended in exchange for a fee of $7,500 to reduce the minimum Tangible Net Worth covenant to $1,300,000. On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc., and simultaneously terminated the loan agreement with the financial institution and paid in full the outstanding balance and accrued interest with proceeds received from the financing agreement.

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

The Company amended and restated its Note and Security Agreement with Mr. Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 to Mr. Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $866,667 at January 31, 2014. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. Interest expense recorded for the Note in the three and nine months ended January 31, 2014 was $22,991 and $102,213, respectively. Interest expense recorded for the Note in the three and nine months ended January 31, 2013 was $45,991 and $145,370, respectively. Interest payable to Mr. Sheerr on January 31, 2014 was $7,463.

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $103,000, which is the amount of the gain on sale in excess of present value of the future lease payments, in the quarter ended October 31, 2013. The Company recognized $17,916 in the quarter ended January 31, 2014 and will recognize the remaining approximately $340,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The $340,000 deferred gain is reflected in accrued liabilities in the consolidated balance sheet as of January 31, 2014.

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

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2014 are as follows:

Year ending April 30
Remaining in Fiscal 2014	$97,000
2015	391,000
2016	383,000
2017	158,000
2018	90,000
2019	45,000
Thereafter	—
Total minimum lease payments	$1,164,000

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended January 31, 2014 were $7,641,000 compared to revenues of $6,439,000 for the comparable prior year period. Revenues for the first nine months of the current fiscal year were $22,418,000, compared to revenues of $21,396,000 for the comparable prior year period. Average selling prices decreased approximately 20% from the prior year periods, attributable to a decline in the price of DRAM chips, the primary raw material used in the Company’s products. The decline in average selling price was offset by an increase in volume of approximately 29%.

Cost of sales for the three and nine months ended January 31, 2014 were $6,223,000 and $17,869,000, respectively versus $4,929,000 and $17,005,000, respectively in the prior year comparable periods. Cost of sales as a percentage of revenues for the third quarter and first nine months of fiscal 2014 were 81% and 80% of revenues, respectively versus 77% and 79% for the same respective prior year periods. Fluctuations in cost of sales as a percentage of revenues are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. The Company eliminated approximately $283,000 of annualized expense in the fiscal 2014’s first quarter, which resulted in a charge of approximately $53,000.

Engineering expense in the three and nine months ended January 31, 2014 were approximately $304,000 and $923,000, respectively, compared to $152,000 and $548,000 for the same respective prior year periods. The Company has recorded approximately $162,000 and $411,000, respectively of cost related to the maintenance and development of our RAMDisk product in the three and nine months ending January 31, 2014. In the comparable prior year periods cost related to the RAMDisk product were related to sales and marketing of an existing version. In the prior year comparable periods, these costs were approximately $172,000 and $552,000, respectively and were reflected in SG&A expense. The Company also eliminated approximately $94,000 of annualized expense in the fiscal 2014’s first quarter, which resulted in a charge of approximately $27,000.

Selling, general and administrative (S,G&A) expense for the three and nine month period ended January 31, 2014 totaled $1,910,000 and $5,580,000, respectively, compared to $2,070,000 and $6,613,000 for the same prior year periods. The decrease in this year’s third quarter and nine month expense of approximately $160,000 and $1,033,000, respectively, was the result of decreased sales and marketing expense. The Company also recorded approximately $30,000 severance cost in fiscal 2014’s first quarter. As a result of the cost reductions the Company has eliminated approximately $518,000 of annualized expense. The Company also recorded a provision for lease settlement of $150,000 in fiscal 2014’s third quarter.

As discussed in Note 3 and Note 9, the Company recognized a gain on the sale of assets of approximately $103,000, which is the amount of the gain on sale in excess of present value of the future lease payments, in the quarter ended October 31, 2013. The Company recognized $17,916 of deferred gain in the quarter ended January 31, 2014.

Other income (expense), net for the three and nine month period ended January 31, 2014 totaled $69,000 and $233,000 of expense, respectively, compared to expense of $70,000 and $235,000, for the same prior year periods.  Other expense in the three month period ended January 31, 2014 consisted of interest expense of $70,000 and approximately $1,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar.  For the nine month period ended January 31, 2014 other expense of $233,000, consisted of interest expense of approximately $246,000 and approximately $13,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar was recorded. Other expense in the three month period ended January 31, 2013 consisted primarily of interest expense of $74,000 and approximately $4,000 of foreign currency transaction gains were recorded, primarily as a result of the EURO strengthening relative to the US dollar.  For the nine month period ended January 31, 2013 other expense of $235,000 consisted of $216,000 interest expense and approximately $19,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar was recorded.

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

Goodwill - Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is March 1. The Company has reviewed goodwill for impairment at January 31, 2014. After this review management has concluded that there is no additional impairment of goodwill.

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

The Company purchases and sells primarily in U.S. dollars. The Company sells in foreign currency (primarily Euros) to a limited number of customers and as such incurs some foreign currency risk. At any given time, approximately 4% to 25% of the Company’s accounts receivable is denominated in currencies other than U.S. dollars. At present, the Company does not purchase forward contracts as hedging instruments, but could do so as circumstances warrant.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal ProceEdinGS

We are a party to a litigation that could cause us to incur substantial cost or pay substantial damages.

The landlord for the property previously leased by the Company in Ivyland, Pennsylvania filed suit against the Company, which vacated the property at the expiration of its lease, for the Company's alleged failure to restore the Property to its original condition. The landlord is currently in possession of a security deposit in the amount of $52,000. The Company denies its liability for the restoration of the property and believes that the outcome cannot be determined at this time.

On July 30, 2013, the District Court Judge issued an order against the Company in favor of the landlord Ivyland Ventures, LLC. Based on the language of the lease agreement, the Court, without making any factual findings on the extent of the Company's liability, ruled that the Company is required to remove and restore the premises to condition that existed as of January 11, 2006 or pay the cost of removal and restoration of improvements made during its entire occupation. Dates have been set for discovery with a trial tentatively scheduled for the Fall/Winter of 2014. The Company believes that the claims of the landlord are without merit and intends to vigorously defend this action. However, no assurance can be given that any amounts ultimately due by the Company will not have a material impact on the Company's financial condition.

Item 1A. Risk Factors.

No reportable event.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No reportable event.

Item 3. Defaults upon Senior Securities.

No reportable event.

Item 4. MINE SAFETY DISCLOSURES

No reportable event.

Item 5. Other Information.

No reportable event.

Item 6. Exhibits.

Exhibit No	Description

5.1*	Opinion of Meyer, Suozzi, English & Klein, P.C. with respect to common stock

23(b)*	Consent of Meyer, Suozzi, English & Klein, P.C. (contained in Exhibit 5.1)

31(a)*	Rule 13a-14(a) Certification of John H. Freeman.

31(b)*	Rule 13a-14(a) Certification of Marc P. Palker.

32(a)**	Section 1350 Certification of John H. Freeman (furnished not filed).

32(b)**	Section 1350 Certification of Marc P. Palker (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATARAM CORPORATION

Date: March 21, 2014	By:	/s/ MARC P. PALKER
Marc P. Palker
Chief Financial Officer

