Form 10-K
period 2014-04-30
DATARAM CORP
filed 2014-07-29
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________.

Commission file number: 1-8266

DATARAM CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-183140
(State of Incorporation)	(I.R.S. Employer Identification No.)

P.O. Box 7528, Princeton, New Jersey	08543-7528
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (609) 799-0071

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $1.00 Par Value	NASDAQ Stock Market

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

See definition of "accelerated filer and large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell-company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant's most recently completed second quarter, October 31, 2013, was $5,135,375.

The number of shares of Common Stock outstanding on July 29, 2014 was 2,410,512 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)  Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on September 18, 2014 (the "Definitive Proxy Statement"), to be filed within 120 days of the end of the fiscal year, are incorporated into Part III hereof.

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

PART I

Item 1.  BUSINESS

(a) Company Background

Dataram Corporation (the "Company," Dataram” “we” or “us”) is a developer, manufacturer and marketer of large capacity memory products primarily used in servers and workstations. The Company is also a developer, manufacturer and marketer of a line of high performance caching products. The Company provides customized memory solutions for original equipment manufacturers ("OEMs") and compatible memory for leading brands including Dell, Hewlett-Packard Company (“HP”), International Business Machines Corp. (“IBM”) and Sun Microsystems, Inc., (“Sun Microsystems”). The Company also manufactures a line of memory products for Intel Corporation (“Intel”) and Advanced Micro Devices Inc. (“AMD”) motherboard based servers for sale to OEMs and channel assemblers. The Company's memory products are sold worldwide to OEMs, distributors, value-added resellers and end-users. The Company has one leased manufacturing facility in the United States with sales offices in the United States and Europe.

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

In the fiscal year ended April 30, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. ("MMB"), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expanded the Company's memory product offerings and routes to market. Its products include memory upgrades for IBM, Sun Microsystems, HP and Compaq Computer Corporation (“Compaq”) computer systems. MMB also markets and sells new and refurbished factory original memory upgrades manufactured by IBM, Sun Microsystems, HP and Compaq as well as factory original modules manufactured by Micron Technology, Inc. (“Micron”), SK Hynix Inc. (“Hynix”), Samsung and Nanya Technology Corporation (“Nanya”), and purchases excess memory inventory from other parties as well.

In the fiscal year ended April 30, 2013, the Company signed numerous agreements to produce products branded as AMD. These products included the company’s software product RAMDisk, (see “Part I-Item 1-Products”) and consumer memory for use in the online gaming and entertainment industries and server memory.

The Company was incorporated in New Jersey in 1967 and completed its initial public offering in 1968. Its common stock, $1 par value (the "Common Stock") was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market (now the NASDAQ Stock Market) where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 777 Alexander Park, Princeton, New Jersey 08540, its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is located at http://www.dataram.com. Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, are available on the Company’s website free of charge.

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

Products

The Company's principal business is the development, manufacture and marketing of memory modules which can be added to various enterprise servers and workstations to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for the Company and other independent memory manufacturers is straightforward and allows for the use of many standard components. In 2012, the Company marketed its XcelaSAN (“XcelaSAN”) product line. The Company made significant investments in research and development in XcelaSAN. The product was released for sale in the third quarter of the fiscal year ended April 30, 2012, however, the Company has not been able to establish a customer base for this product.

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

Through the agreement signed with AMD the Company’s RAMDisk software, branded as AMD under the name Radeon RAMDisk, as well as Dataram RAMDisk continues to see growing downloads and a much higher download to purchase conversion rate. In the fiscal year ended April 30, 2014 we focused on further developing RAMDisk products and in the fiscal year ending April 30, 2015 we will be developing new caching software. Sales of RAMDisk for the fiscal years ending April 30, 2014, 2013 and 2012 were approximately $211,000, $114,000 and $22,000, respectively.

In the fourth quarter of the fiscal year ended April 30, 2013, the Company began shipping memory modules for the consumer market branded as AMD under the name Radeon. Consumer memory represents a synergistic market for Dataram when combined with our traditional server memory business. The common business elements to Dataram are technology, supply chain management and buying opportunities. Dataram entered into this market with a strong and growing partnership agreement with AMD. AMD’s experience in this market, brand name and product direction could provide beneficial business opportunities for Dataram. The primary customers for these products are online retailers who sell to consumers via their web sites. Additionally we have and will continue to sell to distributors in other countries who in turn will sell to online retailers in their respective countries. There will be future opportunities to create bundled packaging and pricing to combine memory modules with Radeon RAMDisk and other products offered by AMD and others. In the first quarter of the fiscal year ended April 30, 2014, we began shipping Radeon server memory to the same online retailers. Sales in the fiscal year ended April 30, 2014 for consumer memory were approximately $1,302,000. This product initiative is it’s early1 stage and the Company is working to broaden the outlets through which these products are sold and increase the number of products offered next year.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three previous fiscal years ended April 30, 2014, 2013 and 2012, the Company has incurred losses in the amounts of approximately $2,609,000, $4,625,000 and $ 3,259,000, respectively.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. We may raise additional working capital by obtaining financing, raising capital through the sales of equity and or debt securities and upon future profitable operations. We may also seek to reduce our expenses. For example, in the first quarter of the fiscal year ended April 30, 2014, the Company eliminated approximately $ 900,000 of expenses on an annual basis. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to seek out opportunities to reduce overhead expenses to meet revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the classification of liabilities that might be necessary in the event we cannot continue in operations.

Working Capital Requirements

Credit Facility

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings are secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and interest of not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility allows borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. The total credit line remains at $3,500,000 and the Tangible Net Worth covenant is $2,000,000, measured quarterly. The Company agreed to pay an exit fee if it terminates the agreement more than 30 days prior to the one year anniversary of the amended and restated agreement. The amount of financing available to the Company under the agreement varies with the Company’s eligible accounts receivable and inventory. On December 18, 2012, the agreement was amended in exchange for a fee of $7,500 to reduce the Tangible Net Worth covenant to $1,300,000. However, if the Tangible Net Worth falls below $2,000,000, the amount available to borrow on inventory will be capped at $250,000 reduced from $500,000. At April 30, 2013, Tangible Net Worth was approximately $1,637,000, and the amount available for borrowing on inventory was reduced to $250,000. The financing agreement with this institution was closed in November 2013 and replaced with an agreement with another financial institution.

On November 6, 2013, the Company entered into a financing agreement with a financial institution for formula-based secured debt financing of up to $3,500,000. Borrowings are secured by substantially all assets. On April 29, 2014, the Company entered into an amendment to the Financing Agreement that provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. All other terms of the financing agreement remain the same. The proceeds of the borrowings against inventory were used to liquidate the amounts owed to David Sheerr under his subordinated loan agreement. Management believes that the aggregate $3,500,000 available under this facility combined with current projected losses will not be sufficient to meet its current obligations and the Company will need to raise capital through borrowings or sales of equity or debt securities. There can be no assurance that the Company will be able to obtain additional borrowings or complete a sale of securities. At April 30, 2014, the Company had approximately $211,000 of additional financing available to it under the terms of the agreement.

On July 15, 2014, the Company entered into a Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”) governing the issuance of up to $750,000 aggregate principal amount of Subordinated Secured Convertible Bridge Notes (the “Bridge Notes”) and Warrants (the “Warrants”).  The Bridge Notes and Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors (“Institutional Investors”) and $150,000 aggregate principal amount of the Bridge Notes to certain members of management, officers and directors of the Company (“Management”). The Bridge Notes, which mature on October 15, 2014 (“holders of a majority principal amount”), are convertible into shares of the Company’s common stock. The initial conversion price for Institutional Investors is $2.50 per share, and the initial conversion price for Management is equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $2.94. The Bridge Notes are secured obligations of the Company and bear interest at a rate of 8% per year. The Warrants are exercisable for five years after the closing date of the Purchase Agreement. For each $1,000 of principal amount of Bridge Notes, the holder received 1,200 Warrants to purchase the Company’s common stock. Each holder will be entitled to exercise one-third of all warrants received at an exercise price of $3.00, one-third of all warrants received at an exercise price of $3.50, and one-third of all warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $2.94. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. After the one year anniversary of the initial exercise date of the warrants, the Company had the right to call the warrants for cancellation for $.001 per share in the event that the volume weighted average price of the Common Stock for 20 consecutive trading days exceeds $10.00.

Plan of Operation

The Company has been experiencing losses due to the decline and instability of DRAM prices and the historical investment in XcelaSAN. It is uncertain how long the current level of DRAM pricing will continue, or whether or when prices will rise in the near future. Until such time that the Company can raise prices, it will continue to seek alternative methods of generating profits and cash flow. For example, the Company continues to pursue product diversification, either by development or as a contract manufacturer. Additionally, the Company will continue to identify joint ventures, strategic partnerships and business combination opportunities. There can be no assurance that any of these initiatives will mature to profitability and positive cash flow, or even occur. During fiscal 2013, the Company signed three agreements with AMD for the sale of AMD branded products. The products fall into three categories: RAMDisk software, consumer memory for the gaming and entertainment industries and server memory for AMD and other servers. The Company hopes to expand these three product offerings and offer them for sale through e-tailers such as Newegg, Tiger Direct, Fry’s, NCIX, Ebay and others. Currently the Company is selling Radeon RAMDisk, Radeon Memory and Radeon Server Memory through Newegg and is negotiating with other e-tailers to sell products through their web sites. In addition, we intend to raise additional capital through bank financing and the sale of equity and/or debt securities in the fiscal year ended April 30, 2015. Although there can be no assurances that this will occur.

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

The Company amended and restated its Note and Security Agreement with Mr. Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 under a sale leaseback transaction to David Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $966,667 at October 31, 2013. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. On April 30, 2014 the note was paid in full. Interest expense recorded for the Note in the fiscal year ended April 30, 2014 was approximately $122,000.

Sales of Securities

On May 11, 2011, the Company and certain investors entered into a securities purchase agreement in connection with a registered direct offering, pursuant to which the Company agreed to sell an aggregate of 295,833 shares of its Common Stock and warrants to purchase a total of 221,875 shares of its Common Stock to such investors for aggregate net proceeds of approximately $2,998,000. The Common Stock and warrants were sold in fixed combinations, with each combination consisting of one share of Common Stock and 0.75 of one warrant, with each whole warrant exercisable for one share of Common Stock. The purchase price was $11.28 per fixed combination. The warrants became exercisable six months and one day following the closing date of the offering and will remain exercisable for five years thereafter at an exercise price of $13.56 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. After the one year anniversary of the initial exercise date of the warrants, the Company had the right to call the warrants for cancellation for $.006 per share in the event that the volume weighted average price of the Common Stock for 20 consecutive trading days exceeds $27.12. All prices have been adjusted to reflect the reverse 6-for-1 stock split which was effective March 18, 2013.

On September 18, 2013, the Company and certain investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the offering, pursuant to which the Company agreed to sell an aggregate of 350,931 shares of its common stock and warrants to purchase a total of 350,931 shares of its common stock to such investors for aggregate net proceeds, after deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $807,000. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and one warrant, with each warrant exercisable for one share of common stock. The purchase price was $2.30 per fixed combination. On September 23, 2013 the offering of 350,000 shares and warrants was closed with net proceeds to the Company of approximately $695,491 after accounting for all expenses of the offering. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. After the one year anniversary of the initial exercise date of the warrants, the Company had the right to call the warrants for cancellation for $.001 per share in the event that the volume weighted average price of the Common Stock for 20 consecutive trading days exceeds $10.00.

On March 20, 2014, the Company and certain investors entered into a common stock purchase agreement (the “Purchase Agreement”) in connection with the offering, pursuant to which the Company agreed to sell an aggregate of 219,754 shares of its common stock to such investors for aggregate proceeds, after deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $559,000. The purchase price was $3.00 per share.

On March 20, 2014, holders of warrants issued in connection with the sale of common stock on September 18, 2013, exercised 86,100 of those warrants at the exercise price of $3.50 per share resulting in net proceeds of approximately $306,350. The exercise of these warrants resulted in the issuance of 86,100 shares of the Company’s common stock.

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

Engineering

The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. The Company designs prototype memory modules and subjects them to reliability testing procedures. The Company incurred engineering costs of $1,186,000 in the fiscal year ended April 30, 2014, $715,000 in fiscal 2013 and $740,000 in fiscal 2012.

Impairment of Capitalized Software

During the third quarter of the fiscal year ended April 30, 2012 the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company determined in the fiscal year ended April 30, 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written down to zero.

Impairment of MMB Goodwill

In the fiscal year ended April 30, 2013, the goodwill associated with the MMB acquisition was deemed to be impaired. Therefore, we recorded a charge to earnings and a reduction of the intangible asset in the amount of $438,000.

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

Backlog

The Company expects that all of the backlog on hand will be filled during the current fiscal year and most in the first quarter of the fiscal year ending April 30, 2015. The Company's backlog at April 30, 2014 was $216,000, at April 30, 2013 it was $234,000 and at April 30, 2012 it was $626,000. Product backlog at any point in time may not translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer.

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

The Company believes that its 47-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty program which provides customers with added confidence in buying from the Company. See "Item 1 --Business-Product Warranty and Service."

Patents, Trademarks and Licenses

The Company believes that its success depends primarily upon the price and performance of its products rather than on ownership of copyrights or patents.

Sale of memory products for systems that use proprietary memory design may from time to time give rise to claims of copyright or patent infringement. In most such instances the Company has either obtained the opinion of patent counsel that its products do not violate such patents or copyrights or obtained a license from the original equipment manufacturer.

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

Employees

As of April 30, 2014, the Company had 36 full-time salaried employees and 18 hourly employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environmental

Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company did not make any material expenditure for environmental control facilities in the current fiscal year, nor do we expect to make material expenditure in the fiscal year ending April 30, 2015.

Financial information about geographic area sales

For the last three fiscal years the Company has had sales in the following geographic areas:

REVENUES (000's)
Export

Fiscal	U.S.	Europe	Other*	Consolidated
2014	$24,917	$3,431	$2,051	$30,399
2013	$21,702	$3,983	$1,931	$27,616
2012	$27,980	$5,393	$2,706	$36,079

PERCENTAGES
Export

Fiscal	U.S.	Europe	Other*	Consolidated
2014	82.0%	11.3%	6.7%	100.0%
2013	78.6%	14.4%	7.0%	100.0%
2012	77.6%	14.9%	7.5%	100.0%

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

In its audit report dated July 29, 2014 for the fiscal years ended April 30, 2014 and 2013, the opinion of our independent registered public accounting firm, CohnReznick LLP, included an emphasis paragraph as to the uncertainty of our ability to continue as a going concern. Most notably, significant recurring net losses through April 30, 2014 raise substantial doubt about our ability to continue as a going concern. During the fiscal year ended April 30, 2014, we incurred a net loss to common shareholders of $2,609,000. We will need to generate significant revenues in order to achieve profitability.

We have incurred net losses in recent years and our future profitability is not assured.

For the fiscal years ended April 30, 2014, 2013 and 2012, we incurred net losses of approximately $2,609,000, $4,625,000 and $3,259,000, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

We are likely to need additional financing, but our access to capital funding is uncertain.

As of April 30, 2014, we had cash, cash equivalents and marketable securities totaling $258,000. During the year then ended, we had a net loss of $2,609,000 and used cash in operating activities of $1,554,000. We believe our existing capital resources should be sufficient to fund the activities contemplated by our current operating plan into the third quarter of the fiscal year ending April 30, 2015. We intend to seek external funding prior to that time, however, most likely through bank debt and the issuance and sale of securities. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

Our access to capital funding is uncertain. We do not have committed external sources of funding, and we may not be able to obtain additional funds on acceptable terms, or at all. In the first quarter of the fiscal year ended April, 30 2014, we implemented cost-containment initiatives through the restructuring of our workforce and we could implement other cost-containment initiatives in the future. Such cost-containment initiatives could result in a temporary lack of focus and reduced productivity amongst our work force which could adversely impact our prospects for product sales and profitability. We might also need to sell or license our technologies on terms that are not favorable to us, which could also adversely affect our prospects for profitability. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

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

The Company presently has plans to expand its sales of memory and RAMDisk products, to develop new business opportunities based on its existing expertise and software, to continue to seek and evaluate possible strategic alliances to enhance its sales, and to develop and monetize additional intellectual property. These plans, however, are subject to modification or replacement by management if it decides that economic, industry, technological, regulatory or other factors warrant a change. In addition, there can be no assurance that the Company will successfully implement all such plans or that circumstance in the marketplace and the economy will allow the implementation of such plans.

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

We may lose an important customer.

During the fiscal year ended April 30, 2014, the largest ten customers accounted for approximately 49% of the Company's revenues and one customer accounted for approximately 15% of the Company's revenues. There can be no assurance that one or more of these customers will not cease or materially decrease their business with the Company in the future and that our financial performance will not be adversely affected thereby.

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

The principal market for our memory products consists of the manufacturers, buyers and owners of workstations and enterprise servers, classes of machines lying between large mainframe computers and personal computers. Personal computers and mobile devices are increasing in their power and sophistication and, as a result, are now filling some of the computational needs traditionally filled by workstations. The competition for the supply of after-market memory products in the PC industry is very competitive and to the extent we compete in this market we can be expected to have lower profit margins. There can be no assurance that this trend will not continue in the future, and that our financial performance will not be adversely affected.

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

We periodically review the carrying values of our intangible assets and goodwill to determine whether such carrying values exceed the fair market value. Our goodwill is subject to an annual review for goodwill impairment. If impairment testing indicates that the carrying value exceeds its fair value, the intangible assets or goodwill is deemed impaired. For example, in the third quarter of the fiscal year ended April 30, 2012, the Company took an impairment charge of $2,387,000 on capitalized software development costs that were written down to zero. Accordingly, an impairment charge would be recognized in the period identified, which could reduce our profitability.

In the fiscal year ended April 30, 2013, the goodwill associated with the MMB acquisition was deemed to be impaired. Therefore, we recorded a charge to earnings and a reduction of the intangible asset in the amount of $438,000.

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

We are party to a litigation with the landlord for the property previously leased by the Company in Ivyland, Pennsylvania, which we vacated at the expiration of the lease. The case was commenced in the United States District Court for the Eastern District of Pennsylvania. The landlord claims that the Company failed to restore the property to its original condition. On July 30, 2013, the District Judge ruled that the Company is required to restore the property to the condition that existed as of January 11, 2006, without making any factual findings on the extent of the Company's liability. The Company believes that the claims of the landlord are without merit. However, in order to avoid further cost, resources and legal fees, the Company has agreed in principle, to settle this matter, which will require three (3) payments of $75,000 to be remitted to the landlord (i) on the signing of the Settlement Agreement; (ii) within forty five (45) days of the Settlement Agreement; and (iii) within ninety (90) days of the Settlement Agreement. The Company also agreed to relinquish its right to the $52,000 security deposit in the possession of the landlord. The Settlement is subject to the execution of definitive documents, which the Company anticipates will be completed on or before August 15, 2014.

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

Our common stock is subject to Delisting by NADSAQ due to a deficiency in the Stockholders’ Equity Listing Requirement.

On March 28, 2014, Dataram Corporation (the “Company”) received a letter from the Listing Qualifications Department of The NASDAQ OMX Group (“NASDAQ”) notifying the Company that it was not in compliance with the $2,500,000 stockholders' equity requirement as of January 31, 2014. The Company submitted a plan to NASDAQ outlining the steps it will take to regain compliance with the Shareholders Equity requirement. Based on the Company’s plan, NASDAQ has granted the Company an extension until September 24, 2014. There can be no assurance that the Company will satisfy the Shareholder Equity requirement by the extension date.

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

The Company also leases marketing facilities in France.

Rent expense amounted to approximately $629,000, $512,000 and $516,000 for the fiscal years ended April 30, 2014, 2013 and 2012, respectively. Fiscal year ended April 30, 2014 rent expense includes a $225,000 provision to settle a suit against the Company discussed in item 3, legal proceedings. Fiscal year ended April 30, 2013 rent expense included a provision for approximately $90,000 for the closure of a facility used for research and development in the state of Washington.

Item 3.  LEGAL PROCEEDINGS

We are party to a litigation with the landlord for the property previously leased by the Company in Ivyland, Pennsylvania, which we vacated at the expiration of the lease. The case was commenced in the United States District Court for the Eastern District of Pennsylvania. The landlord claims that the Company failed to restore the property to its original condition. On July 30, 2013, the District Judge ruled that the Company is required to restore the property to the condition that existed as of January 11, 2006, without making any factual findings on the extent of the Company's liability. The Company believes that the claims of the landlord are without merit. However, in order to avoid further cost, resources and legal fees, the Company has agreed in principle, to settle this matter, which will require three (3) payments of $75,000 to be remitted to the landlord (i) on the signing of the Settlement Agreement; (ii) within forty five (45) days of the Settlement Agreement; and (iii) within ninety (90) days of the Settlement Agreement. The Company also agreed to relinquish its right to the $52,000 security deposit in the possession of the landlord. The Settlement is subject to the execution of definitive documents, which the Company anticipates will be completed on or before August 15, 2014.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The Common Stock of the Company is traded on the NASDAQ Stock Market under the symbol “DRAM”. As of July 15, 2014 there were approximately shareholders of record 2,000, which does not include approximately 300 beneficial owners of shares held in the names of brokers or other nominees. The following table sets forth, for the periods indicated, the high and low intraday prices per share of our common stock as reported by the NASDAQ Stock Market.

23

	2014		2013
	High	Low	High	Low
First Quarter	$6.19	$2.05	$6.60	$3.36
Second Quarter	3.40	2.22	4.92	3.12
Third Quarter	3.73	2.16	3.54	1.80
Fourth Quarter	5.43	2.41	2.64	1.26

All prices have been adjusted to reflect the reverse 1-for-6 stock split which was effective March 15, 2013. The Company does not intend to pay dividends in the near future.

Dividends

We do not anticipate paying dividends in the foreseeable future as the board of directors intends to retain future earnings for use in our business. Any future determination as of the payment of dividends will depend upon our financial conditions, results of operations and such other factors as the Board of Directors seems relevant. In addition, our financing agreement contains covenants limiting the declaration and distribution of a dividend.

Issuer Purchases of Equity Securities - NONE

Item 6.  SELECTED FINANCIAL DATA

(Not covered by Independent Registered Public Accounting Firm’s Reports)

(In thousands, except per share amounts)

The following selected financial data should be read in conjunction with item 7, “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our financial statements and the related notes appearing in item 8,” FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this form 10-K

Years Ended April 30,	2014	2013	2012	2011	2010

Revenues	$30,399	$27,616	$36,079	$46,847	$44,020
Net loss	(2,609)	(4,625)	(3,259)	(4,634)	(10,743))
Basic loss per share	(1.30)	(2.60)	(1.84)	(3.11)	(7.23)
Diluted loss per share	(1.30)	(2.60)	(1.84)	(3.11)	(7.23)
Current assets	6,219	6,468	8,927	10,564	14,810
Total assets	7,572	8,165	11,430	14,820	17,653
Current liabilities	5,337	3,908	2,237	7,439	6,261
Total stockholders’ equity	1,985	2,990	7,526	7,381	11,392
Cash dividends paid	—	—	—	—	—

All prices have been adjusted to reflect the reverse 1-for-6 stock split which was effective March 15, 2013.

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

In the fiscal year ended April 30, 2009, the Company acquired certain assets of Micro Memory Bank, Inc. ("MMB"), a privately held corporation. MMB is a manufacturer of legacy to advanced solutions in laptop, desktop and server memory products. The acquisition expanded the Company's memory product offerings and routes to market. Its products include memory upgrades for IBM, Sun, HP and Compaq computer systems. MMB also markets and sells new and refurbished factory original memory upgrades manufactured by IBM, Sun, HP and Compaq as well as factory original modules manufactured by Micron, Hynix, Samsung, Elpida and Nanya, and purchases excess memory inventory from other parties as well.

During the third quarter of the fiscal year ended April 30, 2012, the Company’s XcelaSAN (“XcelaSAN”) product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company capitalized approximately $907,000 of XcelaSAN development cost in the first six months of the fiscal year ended April 30, 2012. The Company capitalized approximately $1,480,000 of XcelaSAN research and development costs in the fiscal year ended April 30, 2011. The Company determined in the fiscal year ended April 30, 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written down to zero.

In the fourth quarter of the fiscal year ended April 30, 2012, the Company sold thirteen patents and two patent applications (covering covered solid state storage and caching products based on DRAM, flash, and other solid state technologies) for a purchase price of $5,000,000. Under terms of the sale, the Company retains a license to continue to use the patents in current and future Company products (including XcelaSAN) with limited rights to transfer its license. At the time, the Company believed that this transaction represented an exceptional opportunity to fund new growth initiatives such as the AMD branded products while at the same time protecting the Company’s current product portfolio. The transaction also delivered a significant return on the investment the Company made several years ago when it committed to use funds to convert certain intellectual property to tangible patent assets.

In the fiscal year ended April 30, 2014, the Company worked to expand its sales of memory products through both existing channels of distribution and its growing web-based marketing and sales. In addition, the Company plans to maintain and enhance its status as price performance leader in the virtual RAM drive market through its RAMDisk products. The Company also continued to enhance and market its caching products, and to develop new business opportunities based on its existing expertise and software. The Company plans to continue to seek and evaluate possible strategic alliances to enhance its sales, and to develop and monetize additional intellectual property as well.

Results of Operations

The following table sets forth consolidated operating data expressed as a percentage of revenues for the periods indicated.

Years Ended April 30,	2014	2013	2012

Revenues	100.0%	100.0%	100.0%

Cost of sales	80.1	79.8	76.2

Gross profit	19.9	20.2	23.8

Engineering	3.9	2.6	2.1

Impairment of goodwill	0.0	1.6	0.0

Impairment of capitalized software	0.0	0.0	6.6

Selling, general and administrative	23.6	31.5	34.2

Loss from operations	(7.6)	(15.5)	(19.1)

Other income (expense), net	(1.0)	(1.2)	10.1

Loss before income tax expense	(8.6)	(16.7)	(9.0)

Income tax expense	0.0	0.0	0.0

Net loss	(8.6)%	(16.7)%	(9.0)%

Fiscal 2014 Compared With Fiscal 2013

Revenues for the fiscal year ended April 30, 2014 were $30,399,000 compared to $27,616,000 in the fiscal year ended April 30, 2013, a 10.1% increase. Average selling prices decreased approximately 13% from the prior year periods, attributable to a decline in the price of DRAM chips, the primary raw material used in the Company’s products. The decline in average selling price was offset by an increase in volume of approximately 27%.

Revenues for the fiscal years ended April 30, 2014 and 2013 by geographic region were:

	Year ended	Year ended
	April 30, 2014	April 30, 2013
United States	$24,917,000	$21,702,000
Europe	3,431,000	3,983,000
Other (principally Asia Pacific Region)	2,051,000	1,931,000
Consolidated	$30,399,000	$27,616,000

The Company expects that the entire backlog on hand will be filled during the fiscal year ending April 30, 2015 and mostly in the first quarter. The Company's backlog at April 30, 2014 was $216,000. At April 30, 2013, the Company’s backlog was $234,000.

Cost of sales was $24,353,000 in the fiscal year ended April 30, 2014 or 80.1% of revenues compared to $22,042,000 or 79.8% of revenues in the fiscal year ended April 30, 2013. Fluctuations in cost of sales as a percentage of revenues are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix. The Company eliminated approximately $283,000 of annualized expense in the fiscal year ended April 30, 2014’s first quarter, which resulted in a charge of approximately $53,000.

Engineering expense in the fiscal year ended April 30, 2014 was approximately $1,186,000 versus approximately $715,000 in the fiscal year ended April 30, 2013. The Company has recorded approximately $523,000 of cost related to the maintenance and development of our RAMDisk product in the fiscal year ended April 30, 2014. In the comparable prior year period cost related to the RAMDisk product were related to sales and marketing of an existing version were reflected in SG&A expense. The Company also eliminated approximately $94,000 of annualized expense in the fiscal year ended April 30, 2014’s first quarter, which resulted in a charge of approximately $27,000.

Selling, general and administrative expenses were $7,181,000 in the fiscal year ended April 30, 2014 versus $8,700,000 in the fiscal year ended April 30, 2013. In the fiscal year ended April 30, 2013 selling expense includes approximately $919,000 of expense related to the RAMDisk product. The overall reduction in expense was primarily the result of a reduction of employees and related benefit expenses. Stock-based compensation expense was recorded as a component of selling, general and administrative expense and totaled approximately $43,000 in the fiscal year ended April 30, 2014, versus $231,000 in the fiscal year ended April 30, 2013. Intangible asset amortization is recorded as a component of selling, general and administrative expense and totaled approximately $133,000 in the fiscal year ended April 30, 2014 and $164,000 in the fiscal year ended April 30, 2013. The Company also recorded approximately $30,000 severance cost in the fiscal year ended April 30, 2014’s first quarter. As a result of the cost reductions the Company has eliminated approximately $518,000 of annualized expense. The Company also recorded a provision for lease settlement of $225,000 in the fiscal year ended April 30, 2014.

Based on a combination of factors that occurred in the fourth quarter of the fiscal year ended April 30, 2013 including the operating results of the MMB business unit, management concluded that a goodwill impairment triggering event had occurred, and accordingly performed a testing of the carrying value of $1,519,000 of goodwill for MMB. After this testing, management concluded that the carrying value of the MMB business unit exceeded the fair value of this reporting unit. The implied fair value of the goodwill of the MMB business unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if MMB business unit had been acquired in a business combination. As a result, the Company recorded a non-cash goodwill impairment charge of $438,000. In fiscal year ended April 30, 2014 the Company performed a goodwill impairment review using the discounted cash flow method (an income based approach) to arrive at an indication of fair market value of the MMB business unit and concluded that the derived fair value exceeded its carrying value by approximately 4% therefore management has concluded there is no additional impairment of goodwill. The model used many estimates including the operating results and discount rates. If we are not able to maintain projected operating results potential impairment could occur in the near term.

Other income (expense) for the fiscal year ended April 30, 2014 totaled approximately $288,000 of expense versus $341,000 of expense in fiscal 2013. Other income (expense) for the fiscal year ended April 30, 2014 includes $306,000 of interest expense and $18,000 of foreign currency transaction gains, primarily as a result of the US dollar weakening against the EURO. Other income (expense) for the fiscal year ended April 30, 2013 includes $311,000 of interest expense and $22,000 of interest income. Other income (expense) in the fiscal year ended April 30, 2013 also includes $52,000 of foreign currency transaction losses, primarily as a result of the US dollar strengthening against the EURO.

The Company’s consolidated statements of operations for the fiscal year ended April 30, 2013 included tax expense of approximately $5,000 that consists of state minimum tax payments. For the fiscal year ended April 30, 2014, the Company had Federal and State net operating loss (“NOL”) carry-forwards of approximately $25,600,000 and $24,000,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2034 for Federal tax purposes and 2016 and 2034 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements for the fiscal years ended April 30, 2014 and 2013.

Fiscal 2013 Compared With Fiscal 2012

Revenues for the fiscal year ended April 30, 2013 were $27,616,000 compared to $36,079,000 in the fiscal year ended April 30, 2012, a 23.5% decrease. This decrease was primarily the result of the reduction in prices of DRAMs. The average selling price of one gigabyte of memory decreased approximately 41% to approximately $16 for the fiscal year ended April 30, 2013, compared to approximately $27 for the fiscal year ended April 30, 2012.

Cost of sales was $22,042,000 in the fiscal year ended April 30, 2013 or 79.8% of revenues compared to $27,509,000 or 76.2% of revenues in the fiscal year ended April 30, 2012. Fluctuations in cost of sales as a percentage of revenues are not unusual, however, and can result from many factors, including rapid changes in the price of DRAMs, or changes in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering expense in the fiscal year ended April 30, 2013 was approximately $715,000 versus approximately $740,000 in the fiscal year ended April 30, 2012.

Research and development expense in the fiscal year ended April 30, 2013 was $0. In the fiscal year ended April 30, 2012, the Company capitalized $907,000 of research and development costs related to the XcelaSAN product. During the third quarter of the fiscal year ended April 30, 2012, the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company capitalized approximately $1,480,000 of XcelaSAN research and development costs in the fiscal year ended April 30, 2011. The Company determined in the fiscal year ended April 30 , 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written off.

Selling, general and administrative expenses were $8,700,000 in the fiscal year ended April 30, 2013 versus $12,324,000 in the fiscal year ended April 30, 2012. In the fiscal year ended April 30, 2013, there was $0 of XcelaSAN selling expenses compared to approximately $2,500,000 in the prior year. Fiscal year ended April 30, 2013 selling expense includes approximately $919,000 of expense related to the RAMDisk product. The overall reduction in expense was primarily the result of a reduction of employees and related benefit expenses. Stock-based compensation expense was recorded as a component of selling, general and administrative expense and totaled approximately $231,000 in the fiscal year ended April 30, 2013, versus $451,000 in fiscal 2012. In the fiscal year ended April 30, 2013, there were options granted to purchase 41,667 shares of the Company’s Common Stock compared to option grants to purchase 48,000 shares in the fiscal year ended April 30, 2012. Intangible asset amortization is recorded as a component of selling, general and administrative expense and totaled approximately $164,000 in the fiscal year ended April 30, 2013 and the fiscal year ended April 30, 2012.

Based on a combination of factors that occurred in the fourth quarter of the fiscal year ended April 30, 2013 including the operating results of the MMB business unit, management concluded that a goodwill impairment triggering event had occurred, and accordingly performed a testing of the carrying value of $1,519,000 of goodwill for MMB. After this testing, management concluded that the carrying value of the MMB business unit exceeded the fair value of this reporting unit. The implied fair value of the goodwill of the MMB business unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if MMB business unit had been acquired in a business combination. As a result, the Company recorded a non-cash goodwill impairment charge of $438,000.

During the third quarter of the fiscal year ended April 30, 2012, the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company capitalized approximately $900,000 of XcelaSAN development cost in the first six months of the fiscal year ended April 30, 2012. The Company capitalized approximately $1,500,000 of XcelaSAN research and development costs in the fiscal year ended April 30, 2011. The Company determined in the third quarter of the fiscal year ended April 30, 2012, based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written down to zero.

Other income (expense) for fiscal year ended April 30, 2013 totaled approximately $341,000 of expense versus $3,627,000 of income in the fiscal year ended April 30, 2012. Other income (expense) for the fiscal year ended April 30, 2013 includes $311,000 of interest expense and $22,000 of interest income. Other income (expense) in the fiscal year ended April 30, 2013 also includes $52,000 of foreign currency transaction losses, primarily as a result of the US dollar strengthening against the EURO. Other income (expense) in the fiscal year ended April 30, 2012 includes approximately $4,078,000 of income recorded for the sale of thirteen patents and two patent applications, net of expenses. Other income (expense) in the fiscal year ended April 30, 2012 also includes $386,000 of interest expense and $65,000 of foreign currency transaction losses, primarily the result of the US dollar strengthening against the EURO.

The Company’s consolidated statements of operations for the fiscal year ended April 30, 2013 and 2012 include tax expense of approximately $5,000 each year that consists of state minimum tax payments. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements for the fiscal years ended April 30, 2013 and 2012. The Company has recorded a full valuation allowance related to its deferred tax asset in both 2013 and 2012.

Liquidity and Capital Resources

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2014, 2013 and 2012, the Company incurred losses in the amounts of approximately $2,609,000, $4,625,000 and $ 3,259,000, respectively.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. We may raise additional working capital by obtaining financing, raising capital through the sales of equity and or debt securities and upon future profitable operations. We may also seek to reduce our expenses. For example, in the first quarter of the fiscal year ended April 30, 2014, the Company eliminated approximately $ 900,000 of total expenses on an annual basis. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to seek out opportunities to reduce overhead expenses to meet revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the classification of liabilities that might be necessary in the event we cannot continue in operations.

As of April 30, 2014, we had cash and cash equivalents totaling $258,000. During the year then ended, we had a net loss of $2,609,000 and used cash in operating activities of $1,554,000. We believe our existing capital resources should be sufficient to fund the activities contemplated by our current operating plan into the third quarter of fiscal 2015. We intend to seek external funding prior to that time, however, most likely through bank debt and the issuance and sale of securities. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

Net cash used in operating activities totaled approximately $1,554,000 for the fiscal year ended April 30, 2014. Net loss totaled approximately $2,609,000 and included stock-based compensation expense of approximately $43,000, depreciation and amortization expense of approximately $300,000 and bad debt expense of approximately $186,000. There was a gain on sale of property and equipment that totaled approximately $139,000. Inventories decreased by approximately $612,000. The decrease in inventories was a management decision to reduce inventory levels and conserve working capital. Accounts payable increased by approximately $491,000. Accrued liabilities increased by approximately $172,000. Trade receivables decreased by approximately $689,000.

Net cash provided by investing activities totaled $500,000 for the fiscal year ended April 30, 2014 and was the result of the proceeds received from the sale of property and equipment. The proceeds were used to pay down debt to Mr. Sheerr.

Net cash provided by financing activities totaled approximately $988,000 for the fiscal year ended April 30, 2014 and consisted of net borrowings of $227,000 made under revolving credit facilities. The Company also received net proceeds from the sale of common shares and warrants in the amount of $1,561,000. The Company also made principal payments of $800,000 to Mr. Sheerr under the Note and Security agreement.

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings were secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allows borrowing of 90% of eligible domestic receivables. In addition, the loan facility allowed borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. On December 18, 2012, the agreement was amended in exchange for a fee of $7,500 to reduce the minimum Tangible Net Worth covenant to $1,300,000. As further discussed below, on November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc., and simultaneously terminated the loan agreement with the financial institution and paid in full the outstanding balance and accrued interest with proceeds received from the financing agreement.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The agreement provided for secured financing of up to $2,000,000. The Company was obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal was payable in sixty equal monthly installments, beginning on July 15, 2012. The Company had borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation were $33,333 per month which began on July 15, 2012.

The Company amended and restated its Note and Security Agreement with Mr.Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 under a sale leaseback transaction to Mr. Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $966,667 at October 31, 2013. was obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. On April 30, 2014 the note was paid in full. Interest expense recorded for the Note in the fiscal year ended April 30, 2014 was approximately $122,000.

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long term portion of $250,000 is reflected in other liabilities long term in the consolidated balance sheet as of April 30, 2014.

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory, Inc. (“Shoreline”) and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into Common Stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline Common Stock. The conversion was at the rate of 1% of the outstanding Common Stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of three years and at such time Shoreline would have had to repay the note or the Company would have had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding Common Stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary of the closing of the transaction. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant was exercised, the Company would have owned 60% of the outstanding Common Stock of Shoreline. The note was executed simultaneously with a Master Services Agreement which detailed the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. On March 27, 2013, the Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The promissory note bears interest at the rate of 6% and was guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline had been terminated with the exception of the amended and restated promissory note. The remaining $275,000 was scheduled to be repaid in accordance with the amended and restated promissory note on July 31, 2013. Shoreline Memory defaulted on the note. The Company fully reserved the $275,000 balance on the amended and restated promissory note at July 31, 2013. During fiscal 2014’s second quarter the Company agreed to settle the amount due on the defaulted note for approximately $162,000. The funds were received in escrow on October 31, 2013 and forwarded to the Company on November 1, 2013.

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace the existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement will bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at April 30, 2014 totaled approximately $2,970,000 and there was no additional availability on that date.

On September 18, 2013, the Company and certain investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the offering, pursuant to which the Company agreed to sell an aggregate of 350,931 shares of its common stock and warrants to purchase a total of 350,931 shares of its common stock to such investors for aggregate net proceeds, after deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $807,000. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and one warrant, with each warrant exercisable for one share of common stock. The purchase price was $2.30 per fixed combination. On September 23, 2013 the offering of 350,000 shares and warrants was closed with net proceeds to the Company of approximately $695,491 after accounting for all expenses of the offering. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. After the one year anniversary of the initial exercise date of the warrants, the Company had the right to call the warrants for cancellation for $.001 per share in the event that the volume weighted average price of the Common Stock for 20 consecutive trading days exceeds $10.00.

On March 20, 2014, the Company and certain investors entered into a common stock purchase agreement (the “Purchase Agreement”) in connection with the offering, pursuant to which the Company agreed to sell an aggregate of 219,754 shares of its common stock to such investors for aggregate proceeds, after deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $559,000. The purchase price was $3.00 per share.

On March 20, 2014, holders of warrants issued in connection with the sale of common stock on September 18, 2013, exercised 86,100 of those warrants at the exercise price of $3.50 per share resulting in net proceeds of approximately $306,350. The exercise of these warrants resulted in the issuance of 86,100 shares of the Company’s common stock.

At April 30, 2014 the Company had 485,775 warrants outstanding. The exercise price of 221,875 warrants outstanding is $13.56 per warrant and the exercise price of 263,900 of warrants outstanding is $3.50 per warrant.

On July 15, 2014, the Company entered into a Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”) governing the issuance of up to $750,000 aggregate principal amount of Subordinated Secured Convertible Bridge Notes (the “Bridge Notes”) and Warrants (the “Warrants”).  The Bridge Notes and Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors (“Institutional Investors”) and $150,000 aggregate principal amount of the Bridge Notes to certain members of management, officers and directors of the Company (“Management”). The Bridge Notes, which mature on October 15, 2014 (subject to a three-month extension at the option of the holders), are convertible into shares of the Company’s common stock. The initial conversion price for Institutional Investors is $2.50 per share, and the initial conversion price for Management is equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $2.94. The Bridge Notes are secured obligations of the Company and will bear interest at a rate of 8% per year. The Warrants are exercisable for five years after the closing date of the Purchase Agreement. For each $1,000 of principal amount of Bridge Notes, the holder will receive 1,200 Warrants to purchase the Company’s common stock. Each holder will be entitled to exercise one-third of all warrants received at an exercise price of $3.00, one-third of all warrants received at an exercise price of $3.50, and one-third of all warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $2.94. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. After the one year anniversary of the initial exercise date of the warrants, the Company had the right to call the warrants for cancellation for $.001 per share in the event that the volume weighted average price of the Common Stock for 20 consecutive trading days exceeds $10.00.

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 83,333 shares of the Company’s Common Stock. On April 10, 2012, the Company announced the additional authorization to repurchase up to 138,000 shares of the Company’s Common Stock which at that time made the total available for purchase of up to 166,667 shares. In fiscal 2013, the Company repurchased 22,942 shares for a total cost of $142,262. In fiscal 2012, the Company repurchased 7,317 shares for a total cost of $45,299. In fiscal 2011 and 2010, the Company did not repurchase any shares of its Common Stock. As of April 30, 2014, the total number of shares authorized for purchase under the program is 136,408 shares. On January 23, 2013, the Company canceled the 30,259 shares held in treasury stock.

The Company will try to obtain shareholder approval prior to the issuance of our common stock in connection with certain offerings involving the sale, issuance or potential issuance by the Company of common stock (and/or securities convertible into or exercisable for common stock) equal to 20% or more of the common stock outstanding before the issuance. Shares of our common stock issuable upon the exercise or conversion of warrants, options, debt instruments or other equity securities issued or granted in such offerings will be considered shares issued in such a transaction in determining whether the 20% limit has been reached. While we may seek to raise additional capital to implement our business strategy and enhance our overall capitalization, we have yet to determine the particular terms for such prospective offerings.

Contractual Obligations

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2014 are as follows:

	Non-Related	Related
	Party	Party	Total
Year ending April 30:
2015	$301,000	$90,000	$391,000
2016	293,000	90,000	383,000
2017	68,000	90,000	158,000
2018	—	90,000	90,000
2019	—	45,000	45,000
Thereafter	—	—	—

Total	$662,000	$405,000	$1,067,000

Purchases

At April 30, 2014, the Company had open purchase orders outstanding totaling $1,758,000, primarily for inventory items to be delivered in the first three months of the fiscal year ending April 30, 2015. These purchase orders are cancelable.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue From Contracts with Customers.  The purpose of this new standard is to clarify the principles for recognizing revenue so that can be applied consistently across various transactions, industries and capital markets.  We have not completed our assessment of ASU No. 2014-09.

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

Goodwill – The carrying value of goodwill is not amortized, but is tested annually as of March 31 as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. Based on a combination of factors that occurred in the fourth quarter of fiscal 2013, including the operating results of the MMB business unit, management concluded that a goodwill impairment triggering event had occurred. Accordingly, the company performed a testing of the carrying value of $1,519,000 of goodwill for MMB using a discounted cash flow model to estimate the fair value of the reporting unit. After this testing, management concluded that the carrying value of the MMB business unit exceeded the fair value of this reporting unit. The implied fair value of the goodwill of the MMB business unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if MMB business unit had been acquired in a business combination. As a result, the Company recorded a non-cash goodwill impairment charge of $438,000 in fiscal year ended April 30, 2013. As of April 30, 2014 management has concluded that no additional impairment of goodwill is required.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedule	Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets as of April 30, 2014 and 2013	38

Consolidated Statements of Operations –
Years ended April 30, 2014, 2013 and 2012	39

Consolidated Statements of Cash Flows -
Years ended April 30, 2014, 2013 and 2012	40

Consolidated Statements of Stockholders' Equity -
Years ended April 30, 2014, 2013 and 2012	41

Notes to Consolidated Financial Statements -
Years ended April 30, 2014, 2013 and 2012	42

All schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dataram Corporation

We have audited the accompanying consolidated balance sheets of Dataram Corporation and Subsidiaries as of April 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended April 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dataram Corporation as of April 30, 2014 and 2013, and its results of operations and cash flows for each of the years in the three year period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operating activities for each of the years in the three year period ended April 30, 2014 and management can give no assurance that the Company's future operations will generate sufficient profits or the Company will be able to raise sufficient funds to continue operating. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ CohnReznick LLP

Roseland, New Jersey
July 29, 2014

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2014 and 2013

(In thousands, except share and per share amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$258	$324
Accounts receivable, less allowance for doubtful accounts and sales returns of $220 at April 30, 2014 and $200 at April 30, 2013	3,663	2,885
Inventories:
Raw materials	1,576	1,425
Work in process	64	89
Finished goods	651	1,389
	2,291	2,903

Note receivable	—	275
Other current assets	7	81
Total current assets	6,219	6,468

Property and equipment:
Machinery and equipment	451	11,733
Leasehold improvements	608	608
	1,059	12,341
Less accumulated depreciation and amortization	840	11,916
Net property and equipment	219	425

Other assets	51	56
Intangible assets, less accumulated amortization of $1,559 in 2014 and $1,426 in 2013	—	133
Goodwill	1,083	1,083

	$7,572	$8,165

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-revolving credit line	$2,970	$1,876
Accounts payable	1,438	948
Accrued liabilities	929	684
Due to related party – current portion	—	400
Total current liabilities	5,337	3,908

Due to related party – long term	—	1,267
Other liabilities	250	—
Total liabilities	5,587	5,175

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1.00 per share. Authorized 54,000,000 shares and 2,410,512 issued and outstanding at April 30, 2014 and 1,754,662 issued and outstanding on April 30, 2013	2,411	1,755
Additional paid-in capital	20,236	19,288
Accumulated deficit	(20,662)	(18,053)
Total stockholders’ equity	1,985	2,990

	$7,572	$8,165

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended April 30, 2014, 2013 and 2012

(In thousands, except per share amounts)

	2014	2013	2012

Revenues	$30,399	$27,616	$36,079
Costs and expenses:
Cost of sales	24,353	22,042	27,509
Engineering	1,186	715	740
Selling, general and administrative	7,181	8,700	12,324
Impairment of goodwill	—	438	—
Impairment of capitalized software	—	—	2,387
	32,720	31,895	42,960
Loss from operations	(2,321)	(4,279)	(6,881)

Other income (expense):
Interest income	—	22	—
Interest expense	(306)	(311)	(386)
Currency gain (loss)	18	(52)	(65)
Other income	—	—	4,078
	(288)	(341)	3,627

Loss before income tax expense	(2,609)	(4,620)	(3,254)

Income tax expense	—	5	5

Net loss	$(2,609)	$(4,625)	$(3,259)

Net loss per common share:
Basic	$(1.30)	$(2.60)	$(1.84)
Diluted	$(1.30)	$(2.60)	$(1.84)

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended April 30, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012

Cash flows from operating activities:
Net loss	$(2,609)	$(4,625)	$(3,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300	443	660
Bad debt expense	186	57	14
Stock-based compensation expense	43	231	451
Gain on sale of property and equipment	(139)	—	—
Impairment of goodwill	—	438	—
Impairment of software development cost	—	—	2,387
Gain on sale of patents	—	—	(4,078)
Changes in assets and liabilities
Decrease (increase) in accounts and notes receivable	(689)	(337)	2,011
Decrease in inventories	612	29	2,530
Decrease in other current assets	74	34	12
Decrease (increase) in other assets	5	(1)	56
Increase (decrease) in accounts payable	491	(69)	(1,928)
Increase (decrease) in accrued liabilities	172	(82)	(74)
Net cash used in operating activities	(1,554)	(3,882)	(1,218)

Cash flows from investing activities:
Acquisition of business	—	(68)	(211)
Additions to property and equipment	—	(6)	(232)
Software development costs	—	—	(907)
Proceeds from sale of property and equipment	500	—	—
Proceeds from sale of patents	—	—	4,078
Issuance of note receivable	—	(275)	—
Net cash provided by (used in) investing activities	500	(349)	2,728

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	1,094	1,755	(2,033)
Proceeds (payments) from related party note payable	(1,667)	(333)	500
Net proceeds from sale of common stock	1,561	—	2,998
Purchase of treasury stock	—	(142)	(45)
Net cash provided by financing activities	988	1,280	1,420

Net (decrease) increase in cash and cash equivalents	(66)	(2,951)	2,930
Cash and cash equivalents at beginning of year	324	3,275	345
Cash and cash equivalents at end of year	$258	$324	$3,275

Supplemental disclosure of non-cash financing activities:
Borrowings from and repayments to related party	$—	$—	$1,500

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$324	$226	$365
Income taxes	$—	$5	$5

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended April 30, 2014, 2013 and 2012

(In thousands)

	Number
	of			Additional		Total
	Common	Common	Treasury	paid-in	Accumulated	stockholders’
	shares	stock	stock	capital	deficit	equity

Balance at April 30, 2011	1,488	$1,488	$—	$16,062	$(10,169)	$7,381

Net loss	—	—	—	—	(3,259)	(3,259)

Stock-based compensation expense	—	—	—	451	—	451

Issuance of shares and warrants under registered direct offering	296	296	—	2,702	—	2,998

Treasury stock purchased	—	—	(45)	—	—	(45)
Balance at April 30, 2012	1,784	1,784	(45)	19,215	(13,428)	7,526

Net loss	—	—	—	—	(4,625)	(4,625)

Stock-based compensation expense	—	—	—	231	—	231

Treasury stock purchase and cancelled	(29)	(29)	45	(158)	—	(142)
Balance at April 30, 2013	1,755	1,755	—	19,288	(18,053)	2,990

Net loss	—	—	—	—	(2,609)	(2,609)

Stock-based compensation expense	—	—	—	43	—	43

Issuance of shares and warrants under registered direct offering	656	656	—	905	—	1,561
Balance at April 30, 2014	2,411	$2,411	$—	$20,236	$(20,662)	$1,985

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

Liquidity and Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2014, 2013 and 2012, the Company incurred losses in the amounts of approximately $2,609,000, $4,625,000 and $3,259,000, respectively. Net cash used in operating activities totaled approximately $1,554,000, $3,882,000 and $1,218,000 for the fiscal years ended April 30, 2014, 2013 and 2012, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2014	April 30, 2013
Trade receivables	$3,758,000	$2,962,000
VAT receivable	125,000	123,000
Allowance for doubtful accounts and sales returns	(220,000)	(200,000)
	$3,663,000	$2,885,000

Inventories

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed on the straight-line basis. Depreciation and amortization rates are based on the estimated useful lives, which range from two to five years for machinery and equipment and five to six years for leasehold improvements. When property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed from the accounts. Depreciation and amortization expense related to property and equipment for the fiscal years ended April 30, 2014, 2013 and 2012 totaled $167,000, $279,000 and $496,000, respectively.

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

Goodwill and Intangible Assets

Goodwill:

Goodwill – The carrying value of goodwill is not amortized, but is tested annually as of March 31 as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. Based on a combination of factors that occurred in the fourth quarter of fiscal 2013, including the operating results of the MMB business unit, management concluded that a goodwill impairment triggering event had occurred. Accordingly, the Company performed a testing of the carrying value of $1,519,000 of goodwill for MMB using a discounted cash flow model to estimate the fair value of the reporting unit. After this testing, management concluded that the carrying value of the MMB business unit exceeded the fair value of this reporting unit. The implied fair value of the goodwill of the MMB business unit was calculated by allocating the fair values of substantially all of its individual assets, liabilities and identified intangible assets as if MMB business unit had been acquired in a business combination. As a result, the Company recorded a non-cash goodwill impairment charge of $438,000 in fiscal year ended April 30, 2013. As of April 30, 2014, management has concluded that no additional impairment of goodwill is required.

The following table outlines the changes in goodwill for the year ended April 30, 2014:

	2014	2013
Opening balance May 1	$1,083,000	$1,453,000
Contingent purchase price	—	68,000
Impairment charge	—	(438,000)
Goodwill balance April 30	$1,083,000	$1,083,000

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

All of the Company’s intangible assets with definitive lives are subject to amortization. During the third quarter of the fiscal year ended April 30, 2012, the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company determined in the fiscal year ended April 30, 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written down to zero.

The Company estimates that it has no significant residual value related to its intangible assets. Intangible assets amortization expense was $133,000 for fiscal year ended April 30, 2014, $164,000 for the fiscal year ended April 30, 2013 and $164,000 for the fiscal year ended April 30, 2012. As of April 30, 2014, the components of finite-lived intangible assets acquired are as follows:

	Gross	Weighted		Net
	Carrying	Average	Accumulated	Carrying
	Amount	Life	Amortization	Amount
Customer relationships	$758,000	2 Years	$758,000	$0
Trade names	733,000	5 Years	733,000	0
Non-compete agreement	68,000	4 Years	68,000	0
	$1,559,000		$1,559,000	$0

As of April 30, 2013, the components of finite-lived intangible assets acquired were as follows:

	Gross	Weighted		Net
	Carrying	Average	Accumulated	Carrying
	Amount	Life	Amortization	Amount
Customer relationships	$758,000	2 Years	$758,000	$0
Trade names	733,000	5 Years	600,000	133,000
Non-compete agreement	68,000	4 Years	68,000	0
	$1,559,000		$1,426,000	$133,000

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

The following table sets forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated balance sheets at April 30, 2014:

	Quoted				Total
	Prices in				Reduction
	Active Markets for	Significant Other	Significant		in Fair value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2014	Recorded as of
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	April 30, 2014
Assets:
Goodwill	$—	$—	$1,083,000	$1,083,000	$(438,000)

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

Engineering and Research and Development

Research and development costs are expensed as incurred, including Company-sponsored research and development and costs of patents and other intellectual property that have no alternative future use when acquired and in which we had an uncertainty of receiving future economic benefits. Development costs of a computer software product to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Technological feasibility of a computer software product is established when all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications (including functions, features and technical performance requirements) are completed. The Company had been developing computer software for its XcelaSAN storage caching product line. On November 4, 2010, the Company determined that technological feasibility of the product was established, and development costs subsequent to that date have been capitalized. Prior to November 4, 2010, the Company expensed all development costs related to this product line. In the third quarter of fiscal year ended April 30, 2012 when the product was made available for general release to customers, the Company discontinued capitalizing development costs.

During the third quarter of the fiscal year ended April 30, 2012, the XcelaSAN product was available for general release and generated approximately $8,000 of revenue, which was significantly lower than expected. The Company determined in the fiscal year ended April 30, 2012’s third quarter based on the estimated future net realizable value for the expected periods of benefit that the carrying value of capitalized software development cost was impaired. As such, approximately $2,387,000 of capitalized software development cost was written down to zero.

Advertising

Advertising is expensed as incurred and amounted to $139,000, $77,000 and $223,000 in the fiscal years ended April 30, 2014, 2013 and 2012, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers’ financial condition, as well as general economic conditions and, generally, requires no collateral from its customers. At April 30, 2014 and 2013, amounts due from one customer totaled approximately 30% and 19%, respectively, of accounts receivable.

In fiscal years ended April 30, 2014, 2013 and 2012, the Company had sales to one customer that accounted for approximately 15%, 9% and 11%, respectively, of revenues.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated in a manner consistent with basic net income (loss) per share except that the weighted average number of common shares outstanding also includes the dilutive effect of stock options outstanding (using the treasury stock method).

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share. All amounts shown have adjusted to reflect the reverse 6-for-1 stock split effective March 18, 2013.

	Year ended April 30, 2014
	Loss	Shares	Per share
	(numerator)	(denominator)	amount
Basic net loss per share-net loss and weighted average common shares outstanding	$(2,609,000)	1,999,856	$(1.30)
Effect of dilutive securities-stock options	—	—	—
Diluted net loss per share -net loss weighted average common shares outstanding and effect of stock options	$(2,609,000)	1,999,856	$(1.30)

	Year ended April 30, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount
Basic net loss per share-net loss and weighted average common shares outstanding	$(4,625,000)	1,776,796	$(2.60)
Effect of dilutive securities-stock options	—	—	—
Diluted net loss per share-net loss weighted average common shares outstanding and effect of stock options	$(4,625,000)	1,776,796	$(2.60)

	Year ended April 30, 2012
	Loss	Shares	Per share
	(numerator)	(denominator)	amount
Basic net loss per share-net loss and weighted average common shares outstanding	$(3,259,000)	1,770,952	$(1.84)
Effect of dilutive securities-stock options	—	—	—
Diluted net loss per share-net loss, weighted average common shares outstanding and effect of stock options	$(3,259,000)	1,770,952	$(1.84)

Diluted net loss per common share does not include the effect of options to purchase 272,580, 319,908 and 299,317 shares of Common Stock for the years ended April 30, 2014, 2013 and 2012, respectively, because they are anti-dilutive. Diluted net loss per common share for the years ended April 30, 2014, 2013 and 2012 also does not include the effect of warrants to purchase 485,775, 221,875 and 221,875 shares, respectively, because they are anti-dilutive.

Product Warranty

The majority of the Company’s products are intended for single use; therefore, the Company requires limited product warranty accruals. The Company accrues estimated product warranty cost at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

	Balance	Charges to		Balance
	Beginning	Costs and		End
	of Year	Expenses	Deductions	of Year

Year Ended April 30, 2014	$69,000	$9,000	$(9,000)	$69,000

Year Ended April 30, 2013	$79,000	$14,000	$(24,000)	$69,000

Year Ended April 30, 2012	$79,000	$6,000	$(6,000)	$79,000

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

Stock-Based Compensation

At April 30, 2014, the Company has stock-based employee and director compensation plans, which are described more fully in Note 6. New shares of the Company’s Common Stock are issued upon exercise of stock options.

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

The Company’s consolidated statement of operations for fiscal year ended April 30, 2014 includes $43,000 of stock based compensation expense. Stock based compensation expense is recognized in the results of operations on a ratable basis over the vesting periods. These stock option grants have been classified as equity instruments, and as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying balance sheet as of April 30, 2014. In fiscal 2013 and fiscal 2012, stock-based compensation expense totaled $231,000 and $451,000, respectively. A corresponding increase is reflected in additional paid-in capital for these years. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the fiscal year ended April 30, 2014 is as follows:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual life	value(1)

Balance April 30, 2013	311,575	$12.40	5.02	$—

Granted	—	$—	—	—
Exercised	—	—	—	—
Expired	(47,331)	$12.26	—	—

Balance April 30, 2014	264,244	$12.42	4.46	$6,250

Exercisable April 30, 2014	251,744	$12.91	4.23	$3,125

Expected to vest April 30, 2014	250,000	$12.42	4.46	$6,250

All amounts shown have adjusted to reflect the reverse 6-for-1 stock split effective March 18, 2013.

(1) These amounts represent the difference between the exercise price and the closing price of Dataram Common Stock as of the end of the reporting period, $2.69 on April 30, 2014 as reported on the NASDAQ Stock Market. There are 25,000 in-the-money options outstanding at April 30, 2014.

During fiscal 2014, 34,498 options completed vesting. As of April 30, 2014, there was approximately $14,000 of total unrecognized compensation expense related to stock options. This expense is expected to be recognized over a weighted average period of approximately six months. At April 30, 2014, 8,333 shares were authorized for future grant under the Company’s stock option plans.

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2014	2013	2012
Expected life (years)	—	3.0 to 5.75	3.0 to 3.3
Expected volatility	—	77%	77%
Expected dividend yield	—	—	—
Expected forfeiture rate	—	5.0%	5.0%
Risk-free interest rate	—	0.5% to 0.6%	0.5% to 0.6%
Weighted average fair value of options granted during the year	—	$0.90	$0.56

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

(2) Financing Agreements

On July 27, 2010, the Company entered into an agreement with a financial institution for formula-based secured debt financing of up to $5,000,000. Borrowings were secured by substantially all assets. On March 2, 2012, the agreement was amended to reduce the amount available under the credit facility to $3,500,000. On May 17, 2012, the agreement was amended and restated. The amended and restated documents reduced the interest rate to prime plus 6%, subject to a minimum of 9.25% and also not less than $8,000 per month. The loan facility allowed borrowing of 90% of eligible domestic receivables. In addition, the loan facility allowed borrowing of 90% of eligible foreign receivables to a maximum of $500,000 and 25% of eligible inventory to a maximum of 20% of the amount available on receivables. On December 18, 2012, the agreement was amended in exchange for a fee of $7,500 to reduce the minimum Tangible Net Worth covenant to $1,300,000. As described below, on November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc., and simultaneously terminated the loan agreement with the financial institution and paid in full the outstanding balance and accrued interest with proceeds received from the Financing Agreement.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The agreement provided for secured financing of up to $2,000,000. The Company was obligated to pay monthly interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal was payable in sixty equal monthly installments, beginning on July 15, 2012. The Company had borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation were $33,333 per month which began on July 15, 2012.

The Company amended and restated its Note and Security Agreement with Mr. Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 under a sale leaseback transaction to Mr. Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $966,667 at October 31, 2013. The Company was obligated to pay monthly interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal was payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. On April 30, 2014 the note was paid in full. Interest expense recorded for the Note in the fiscal year ended April 30, 2014 was approximately $122,000.

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long term portion of $250,000 is reflected in other liabilities long term in the consolidated balance sheet as of April 30, 2014.

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

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace the existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at April 30, 2014 totaled approximately $2,970,000 and there was no additional availability on that date.

The weighted average interest rate on amounts borrowed under these agreements at April 30, 2014 and 2013 was 9.4% and 9.7%, respectively. The average dollar amounts borrowed under these agreements for the fiscal years ended April 30, 2014, 2013 and 2012 were $3,327,000, $3,190,000 and $3,143,000, respectively.

(3) Securities Purchase Agreement

On May 11, 2011, the Company and certain investors entered into a securities purchase agreement in connection with a registered direct offering, pursuant to which the Company agreed to sell an aggregate of 295,833 shares of its Common Stock and warrants to purchase a total of 221,875 shares of its Common Stock to such investors for aggregate net proceeds of approximately $2,998,000. The Common Stock and warrants were sold in fixed combinations, with each combination consisting of one share of Common Stock and 0.75 of one warrant, with each whole warrant exercisable for one share of Common Stock. The purchase price was $11.28 per fixed combination. The warrants became exercisable six months and one day following the closing date of the offering and will remain exercisable for five years thereafter at an exercise price of $13.56 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. After the one year anniversary of the initial exercise date of the warrants, the Company had the right to call the warrants for cancellation for $.006 per share in the event that the volume weighted average price of the Common Stock for 20 consecutive trading days exceeds $27.12. All prices have been adjusted to reflect the reverse 6-for-1 stock split which was effective March 18, 2013.

On September 18, 2013, the Company and certain investors entered into a securities purchase agreement (the “Purchase Agreement”) in connection with the offering, pursuant to which the Company agreed to sell an aggregate of 350,931 shares of its common stock and warrants to purchase a total of 350,931 shares of its common stock to such investors for aggregate net proceeds, after deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $807,000. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and one warrant, with each warrant exercisable for one share of common stock. The purchase price was $2.30 per fixed combination. On September 23, 2013 the offering of 350,000 shares and warrants was closed with net proceeds to the Company of approximately $695,491 after accounting for all expenses of the offering. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. After the one year anniversary of the initial exercise date of the warrants, the Company had the right to call the warrants for cancellation for $.001 per share in the event that the volume weighted average price of the Common Stock for 20 consecutive trading days exceeds $10.00.

On March 20, 2014, the Company and certain investors entered into a common stock purchase agreement (the “Purchase Agreement”) in connection with the offering, pursuant to which the Company agreed to sell an aggregate of 219,754 shares of its common stock to such investors for aggregate proceeds, after deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $559,000. The purchase price was $3.00 per share.

On March 20, 2014, holders of warrants issued in connection with the sale of common stock on September 18, 2013, exercised 86,100 of those warrants at the exercise price of $3.50 per share resulting in net proceeds of approximately $306,350. The exercise of these warrants resulted in the issuance of 86,100 shares of the Company’s common stock.

At April 30, 2014 the Company had 485,775 warrants outstanding. The exercise price of 221,875 warrants outstanding is $13.56 per warrant and the exercise price of 263,900 of warrants outstanding is $3.50 per warrant.

(4) Related Party Transactions

During the fiscal years ended April 30, 2014, 2013 and 2012, the Company purchased inventories for resale totaling approximately $3,144,000, $3,158,000 and $5,400,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as the general manager of the acquired MMB business unit and is an executive officer of the Company. When the Company acquired certain assets of MMB, it did not acquire any of its inventories. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $271,000 and $158,000 respectively, of accounts payable in the Company’s consolidated balance sheets as of April 30, 2014 and 2013 is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to April 30, 2014 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

During the fiscal years ended April 30, 2014, 2013 and 2012, the Company purchased inventories for resale totaling approximately $1,058,000, $564,000 and $290,000 respectively, from Keystone Memory Group (“Keystone Memory”). Keystone Memory’s owner is a relativeof Mr. Sheerr. Approximately $27,000 of accounts payable in the Company’s consolidated balance sheets as of April 30, 2014 is payable to Keystone Memory. At April 30, 2013 no monies were due Keystone Memory. Keystone Memory offers the Company trade terms of net due and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Keystone Memory subsequent to April 30, 2014 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The agreement provided for secured financing of up to $2,000,000. The Company was obligated to pay monthly interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal was payable in sixty equal monthly installments, beginning on July 15, 2012. The Company had borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation were $33,333 per month which began on July 15, 2012.

The Company amended and restated its Note and Security Agreement with Mr. Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 under a sale leaseback transaction to Mr. Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $966,667 at October 31, 2013. The Company was obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal was payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. On April 30, 2014 the note was paid in full. Interest expense recorded for the Note in the fiscal years ended April 30, 2014, 2013 and 2012 was approximately $122,000, $187,000 and $178,000, respectively.

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long term portion of $250,000 is reflected in other liabilities - long term in the consolidated balance sheet as of April 30, 2014.

(5) Income Taxes

Income tax expense for the years ended April 30 consists of the following:

	2014	2013	2012
Current:
Federal	$—	$—	$—
State	—	5,000	5,000
	—	5,000	5,000
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total income tax expense	$—	$5,000	$5,000

 Income tax expense differs from “expected” tax expense (computed by applying the applicable U.S. statutory Federal income tax rate to earnings before income taxes) as follows:

	2014	2013	2012

Federal income tax at statutory rates	$(879,000)	$(1,459,000)	$(1,106,000)
State income taxes (net of Federal income tax benefit)	(179,000)	(249,000)	(193,000)

Other	(105,000)	52,000	(47,000)

Total income tax expense (benefit) before provision for valuation allowance	(1,163,000)	(1,656,000)	(1,346,000)
Changes in valuation allowance	1,163,000	1,661,000	1,351,000
Total income tax expense	$0	$5,000	$5,000

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2014	2013
Deferred tax assets:
Compensated absences and severance, principally due to accruals for financial reporting purposes	$75,000	$150,000
Stock-based compensation expense	1,275,000	1,259,000
Accounts receivable, principally due to allowance for doubtful accounts and sales returns	86,000	78,000
Property and equipment, principally due to differences in depreciation	240,000	106,000
Intangible assets	430,000	464,000
Inventories	68,000	91,000
Domestic net operating losses	10,134,000	9,089,000
Alternative minimum tax	438,000	438,000
Other	153,000	61,000
Net deferred tax assets	12,899,000	11,736,000

Valuation allowance	(12,899,000)	(11,736,000)

Net deferred tax assets	$—	$—

The Company recorded a valuation allowance of $1,163,000 and $1,661,000 for the fiscal years ended April 30, 2014 and 2013, respectively. Management believes sufficient uncertainty exists regarding the realization of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. The amount of deferred tax assets considered realizable could materially change in the future if estimates of future taxable income change.

The Company has Federal and state net operating loss carry-forwards of approximately $25,600,000 and $24,000,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2034 for Federal tax purposes and 2016 and 2034 for state tax purposes.

The Company adopted Financial Accounting Standards Board (“FASB”) guidance for accounting for uncertainty in income taxes on May 1, 2008. The implementation of this guidance did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of April 30, 2014, the Company currently was not and is not engaged in an income tax examination by any tax authority. The Company recognizes interest and penalties on unpaid taxes in its income tax expense. No interest or penalties were recognized during the Company’s fiscal years ended April 30, 2014, 2013 or 2012. The Company files income tax returns in the United States and in various states. The Company’s significant tax jurisdictions are the U.S. Federal, New Jersey and Pennsylvania. The tax years subsequent to 2009 remain open to examination by the taxing authorities.

(6) Stock Options

The Company has a 2001 incentive and non-statutory stock option plan for the purpose of permitting certain key employees to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. In general, the plan allows granting of up to 300,000 shares of the Company’s Common Stock at an option price to be no less than the fair market value of the Company’s Common Stock on the date such options are granted. Currently, options granted under the plan vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted under the plan range from one to five years. At April 30, 2014, 239,246 of the outstanding options are exercisable. No further options may be granted under this plan. The Company also has a 2011 incentive and non-statutory stock option plan for the purpose of permitting certain key employees and consultants to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. No executive officer or director of the Company is eligible to receive options under the 2011 plan. In general, the plan allows granting of up to 33,333 shares of the Company’s Common Stock at an option price to be no less than the fair market value of the Company’s Common Stock on the date such options are granted. Options granted under the plan vest ratably on the annual anniversary date of the grants. There have been 25,000 shares granted under this plan. At April 30, 2014, 12,500 of the outstanding options are exercisable.

The status of these plans for the three years ended April 30, 2014 is as follows:

	Options Outstanding
		Exercise	Weighted
		price	average
	Shares	per share	exercise price

Balance April 30, 2011	260,867	$ 7.68-47.88	$16.72

Granted	48,000	6.36-6.72	6.59
Exercised	—	—	—
Expired	(55,884)	6.72-47.88	21.67
Balance April 30, 2012	252,983	$ 6.36-24.54	$13.70

Granted	41,667	2.44-4.14	4.14
Exercised	—	—	—
Expired	(14,408)	6.72-24.54	15.49
Balance April 30, 2013	280,242	$ 2.44-24.54	$12.04

Granted	—	—	—
Exercised	—	—	—
Expired	(34,665)	6.72-24.54	10.41
Balance April 30, 2014	245,577	$ 2.44-19.20	$12.27

All amounts shown have been adjusted to reflect the reverse 6-for-1 stock split effective March 18, 2013.

The Company periodically grants nonqualified stock options to non-employee directors of the Company. These options are granted for the purpose of retaining the services of directors who are not employees of the Company and to provide additional incentive for such directors to work to further the best interests of the Company and its shareholders. The options granted to these non-employee directors are exercisable at a price representing the fair value at the date of grant, and expire either five or ten years after date of grant. Vesting periods for options currently granted under the plan range from one to two years. At April 30, 2014, 18,667 of the outstanding options are exercisable.

The status of the non-employee director options for the three years ended April 30, 2014 is as follows:

	Options Outstanding
		Exercise	Weighted
		price	average
	Shares	per share	exercise price

Balance April 30, 2011	47,333	$ 11.94-47.88	$20.25

Granted	—	—	—
Exercised	—	—	—
Expired	(9,333)	28.20-47.88	36.64
Balance April 30, 2012	38,000	$ 11.94-24.54	$16.23

Granted	—	—	—
Exercised	—	—	—
Expired	(6,667)	17.94-19.98	19.16
Balance April 30, 2013	31,333	$ 11.94-24.54	$15.60

Granted	—	—	—
Exercised	—	—	—
Expired	(12,666)	15.42-24.54	17.34
Balance April 30, 2014	18,667	$ 11.94-15.42	$14.43

All amounts shown have adjusted to reflect the reverse 6-for-1 stock split effective March 18, 2013.

Other Stock Option Expense

During the first quarter of the fiscal year ended April 30, 2009, the Company granted options to purchase 8,333 shares of the Company’s Common Stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price representing the fair value at the date of grant, were 100% exercisable on the date of grant and expire ten years after the date of grant. The calculated fair value of these options was approximately $121,000 and was determined using the Black-Scholes option-pricing model.

(7) Accrued Liabilities

Accrued liabilities consist of the following at April 30:

	2014	2013
Payroll, including vacation	$226,000	$253,000
Commissions	75,000	60,000
Bonuses	70,000	50,000
Lease abandonment	—	100,000
Lease legal settlement	225,000	—
Deferred gain on equipment sale	72,000	—
Other	261,000	221,000
	$929,000	$684,000

(8) Commitments and contingencies

Leases

The Company and its subsidiaries occupy various facilities and operate various equipment under operating lease arrangements. Rent charged to operations pursuant to such operating leases amounted to approximately $419,000 in 2014, $512,000 in 2013 and $516,000 in 2012.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2014 are as follows:

Year ending April 30:	Non-Related Party	Related Party	Total
2015	$301,000	$90,000	$391,000
2016	293,000	90,000	383,000
2017	68,000	90,000	158,000
2018	—	90,000	90,000
2019	—	45,000	45,000
Thereafter	—	—	—

Total	$662,000	$405,000	$1,067,000

Purchases

At April 30, 2014, the Company had open purchase orders outstanding totaling $1,758,000 primarily for inventory items to be delivered in the first three months of the fiscal year ending April 30, 2015. These purchase orders are cancelable.

License Agreements

The Company has entered into certain licensing agreements with varying terms and conditions. The Company is obligated to pay royalties on certain of these agreements. Royalties charged to operations pursuant to such agreements amounted to approximately $60,000 in 2014, $92,000 in 2013 and $94,000 in 2012.

Legal Proceedings

We are party to a litigation with the landlord for the property previously leased by the Company in Ivyland, Pennsylvania, which we vacated at the expiration of the lease. The case was commenced in the United States District Court for the Eastern District of Pennsylvania. The landlord claims that the Company failed to restore the property to its original condition. On July 30, 2013, the District Judge ruled that the Company is required to restore the property to the condition that existed as of January 11, 2006, without making any factual findings on the extent of the Company's liability. The Company believes that the claims of the landlord are without merit. However, in order to avoid further cost, resources and legal fees, the Company has agreed in principle, to settle this matter, which will require three (3) payments of $75,000 to be remitted to the landlord (i) on the signing of the Settlement Agreement; (ii) within forty five (45) days of the Settlement Agreement; and (iii) within ninety (90) days of the Settlement Agreement. The Company also agreed to relinquish its right to the $52,000 security deposit in the possession of the landlord. The Settlement is subject to the execution of definitive documents, which the Company anticipates will be completed on or before August 15, 2014.

(9) Employee Benefit Plan

The Company has a defined contribution plan (the “Plan”) which is available to all qualified employees. Employees may elect to contribute a portion of their compensation to the Plan, subject to certain limitations. The Company contributes a percentage of the employee’s contribution, subject to a maximum of 4.5 percent. The Company’s matching contributions aggregated approximately $180,000, $201,000 and $248,000 in 2014, 2013 and 2012, respectively.

(10) Revenues by Geographic Location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with servers and workstations which are manufactured by various companies. Revenues, total assets and long lived assets for 2014, 2013 and 2012 by geographic region is as follows:

	United
	States	Europe	Other*	Consolidated
April 30, 2014
Revenues	$24,917,000	$3,431,000	$2,051,000	$30,399,000
Total assets	$7,556,000	$16,000	$0	$7,572,000
Long lived assets	$1,353,000	$0	$0	$1,353,000

April 30, 2013
Revenues	$21,702,000	$3,983,000	$1,931,000	$27,616,000
Total assets	$8,153,000	$12,000	$0	$8,165,000
Long lived assets	$1,697,000	$0	$0	$1,697,000

April 30, 2012
Revenues	$27,980,000	$5,393,000	$2,706,000	$36,079,000
Total assets	$11,373,000	$54,000	$3,000	$11,430,000
Long lived assets	$2,503,000	$0	$0	$2,503,000

*Principally Asia Pacific Region

(11) Subsequent Event

On July 15, 2014, the Company entered into a Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”) governing the issuance of up to $750,000 aggregate principal amount of Subordinated Secured Convertible Bridge Notes (the “Bridge Notes”) and Warrants (the “Warrants”).  The Bridge Notes and Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors (“Institutional Investors”) and $150,000 aggregate principal amount of the Bridge Notes to certain members of management, officers and directors of the Company (“Management”). The Bridge Notes, which mature on October 15, 2014 (subject to a three-month extension at the option of the holders), are convertible into shares of the Company’s common stock. The initial conversion price for Institutional Investors is $2.50 per share, and the initial conversion price for Management is equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $2.94. The Bridge Notes are secured obligations of the Company and will bear interest at a rate of 8% per year. The Warrants are exercisable for five years after the closing date of the Purchase Agreement. For each $1,000 of principal amount of Bridge Notes, the holder will receive 1,200 Warrants to purchase the Company’s common stock. Each holder will be entitled to exercise one-third of all warrants received at an exercise price of $3.00, one-third of all warrants received at an exercise price of $3.50, and one-third of all warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $2.94. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. After the one year anniversary of the initial exercise date of the warrants, the Company had the right to call the warrants for cancellation for $.001 per share in the event that the volume weighted average price of the Common Stock for 20 consecutive trading days exceeds $10.00.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2014. This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting as it is not required.

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

2.  The documents identified in the Exhibit Index which appears on page [*].

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATARAM CORPORATION
(Registrant)

Date:	July 29, 2014	By: /s/ JOHN H. FREEMAN
John H. Freeman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:	July 29, 2014	By: /s/ THOMAS A. MAJEWSKI
Thomas A. Majewski, Chairman of the
Board of Directors

Date:	July 29, 2014	By: /s/ JOHN H. FREEMAN
John H. Freeman, President
Chief Executive Officer and
Director

Date:	July 29, 2014	By: /s/ MICHAEL E. MARKULEC
Michael E. Markulec, Director

Date:	July 29, 2014	By: /s/ ROSE ANN GIORDANO
Rose Ann Giordano, Director

Date:	July 29, 2014	By: /s/ MICHAEL E. MARKULEC
Michael E. Markulec, Director

Date:	July 29, 2014	By: /s/ MARC P. PALKER
Marc P. Palker
Chief Financial Officer
(Principal Financial & Accounting Officer)

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 25, 2008.

3(b)	By-Laws. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 25, 2008.

4(a)	Specimen certificate for shares of Common Stock. Incorporated by reference from Exhibits to a registration statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333-173212, on March 31, 2011.

4(b)	Form of Indenture. Incorporated by reference from Exhibits to a registration statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333-173212, on March 31, 2011.

4(c)	Form of Debt Security (included in Exhibit 4(b)). Incorporated by reference from Exhibits to a registration statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333-173212, on March 31, 2011.

4(d)	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

10(a)	2001 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 26, 2001.

10(b)	Savings and Investment Retirement Plan, January 1, 2001 Restatement.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2003.

10(c)	2011 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 22, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 16, 2011.

10(d)	Lease Agreement dated as of April 4, 2011, between Hillier Properties, L.L.C., and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 28, 2011.

10(e)	Asset Purchase Agreement, dated March 20, 2009, by and among Dataram Corporation, Micro Memory Bank, Inc. and Mr. David Sheerr. Incorporated by reference from Exhibits to a Current Report on Form 8-K/A with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 26, 2009.
64

10(f)	Lease Agreement, dated December 31, 2000, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(g)	Lease Renewal Agreement, dated February 13, 2006, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(h)	Lease Renewal Agreement, dated February 10, 2011, between Nappen & Associates and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2011.

10(i)	Employment Agreement of Jeffrey H. Duncan dated as of February 1, 2005.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2005.

10(j)	Employment Agreement of David Sheerr dated as of March 31, 2009.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2010, filed with the Securities and Exchange Commission, SEC file number 001-08266, July 29, 2010.

10(k)	Product Consignment And Sale Agreement, dated as of July 27, 2010, Between Sheerr Memory, Inc. and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(l)	Note and Security Agreement, dated as of December 14, 2011, by and among David Sheerr and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(m)	Consignment Termination letter, dated December 14, 2011, between Sheerr Memory, Inc. and Dataram corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(n)	Loan and Security Agreement, dated as of July 27, 2010, between Crestmark Capital Lending LLC and Dataram Corporation. Amended and restated On May 17, 2012 Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010 and May 23, 2012.

10(o)	Schedule to Loan and Security Agreement, dated as of July 27, 2010, between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.
65

10(p)	Promissory Note, dated as of July 27, 2010, from Dataram Corporation to Crestmark Capital Lending LLC. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(q)	Amendment No. 2, dated as of February 9, 2012, to Loan and Security Agreement between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 7, 2012.

10(r)	Amended and Restated Promissory Note, dated as of February 9, 2012, between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 7, 2012.

10(s)	Amended and Restated Schedule, dated May 17, 2012, to Loan and Security Agreement between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 23, 2012.

10(t)	Amended and Restated Promissory Note, dated May 17, 2012, between Crestmark Capital Lending LLC and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 23, 2012.

10(u)	Patent Purchase Agreement, dated as of March 29, 2012, by and between Dataram Corporation and Phan Tia Group Pte, LLC. Incorporated by reference from Exhibits to Amendment No. 1 to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on April 24, 2012.

10(v)	Securities Purchase Agreement, dated September 18, 2013, by and between the Dataram Corporation and certain investors . Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 19, 2013.

10(w)	Securities Purchase Agreement, dated March 20, 2014, by and between the Dataram Corporation and certain investors . Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 20, 2014.

13(a)	2012 Annual Report to Shareholders

14(a)	Code of Ethics. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 20, 2005.

23(a)	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm.

31(a)	Rule 13a-14(a) Certification of John H. Freeman

31(b)	Rule 13a-14(a) Certification of Marc P. Palker

32(a)	Section 1350 Certification of John H. Freeman (Furnished not Filed)
66

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

67