Form 10-Q
period 2014-07-31
DATARAM CORP
filed 2014-09-15
CIK 27093

`UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of September 15, 2014, there were 2,410,512 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation and Subsidiaries

Consolidated Balance Sheets

July 31, 2014 and April 30, 2014

	July 31, 2014	April 30, 2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$135,248	$257,633
Accounts receivable, less allowance for doubtful accounts and sales returns of $220,000 at July 31, 2014 and April 30, 2014	3,314,882	3,662,898
Inventories	2,020,752	2,291,038
Other current assets	127,135	7,227
Total current assets	5,598,017	6,218,796

Property and equipment, at cost:
Machinery and equipment	450,961	450,961
Leasehold improvements	607,867	607,867
	1,058,828	1,058,828
Less: accumulated depreciation and amortization	867,025	840,026
Net property and equipment	191,803	218,802

Other assets	52,210	51,160
Capitalized software development costs	142,191	—
Goodwill	1,083,555	1,083,555
	$7,067,776	$7,572,313
Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$2,423,730	$2,969,857
Accounts payable	1,478,569	1,438,748
Accrued liabilities	819,346	927,944
Convertible notes payable, net of discount	106,666	—
Convertible notes payable related parties, net of discount	26,667	—
Total current liabilities	4,854,978	5,336,549

Other liabilities	232,911	250,826

Total liabilities	5,087,889	5,587,375

Stockholders' equity:
Common stock, par value $1.00 per share.
Authorized 54,000,000 shares; issued and outstanding 2,410,512 at July 31, 2014 and April 30, 2014	2,410,512	2,410,512
Additional paid-in capital	20,990,809	20,236,093
Accumulated deficit	(21,421,434)	(20,661,667)
Total stockholders' equity	1,979,887	1,984,938
	$7,067,776	$7,572,313

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Operations

Three Months Ended July 31, 2014 and 2013

(Unaudited)

	2014	2013

Revenues	$7,725,037	$7,366,730

Costs and expenses:
Cost of sales	6,476,232	5,805,044
Engineering	165,555	319,327
Selling, general and administrative	1,644,208	2,039,733
	8,285,995	8,164,104

Loss from operations	(560,958)	(797,374)

Other income (expense):
Interest expense, net	(193,687)	(84,417)
Currency gain (loss)	(2,272)	161
Total other expense, net	(195,959)	(84,256)

Loss before income taxes	(756,917)	(881,630)

Income tax expense	2,850	—
Net loss	$(759,767)	$(881,630)

Net loss per share of common stock
Basic	$(.32)	$(.50)
Diluted	$(.32)	$(.50)

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended July 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(759,767)	$(881,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,999	91,900
Bad debt expense	10,397	275,110
Amortization of debt discount	133,333	—
Stock-based compensation expense	4,716	20,943
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	337,619	(325,089)
Decrease in inventories	270,286	180,891
Increase in other current assets	(119,908)	(60,040)
Increase in other assets	(1,050)	—
Increase in accounts payable	39,821	251,047
Decrease in accrued liabilities	(108,598)	(135,713)
Net cash used in operating activities	(166,152)	(582,581)

Cash flows from investing activities:
Software development costs	(142,191)	—
Net cash used in investing activities	(142,191)	—

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	(546,127)	466,172
Payments under related party note payable	—	(100,000)
Principal payments under capital lease obligation	(17,915)	—
Proceeds from issuance of convertible notes and warrants	750,000	—
Net cash provided by financing activities	185,958	366,172

Net decrease in cash and cash equivalents	(122,385)	(216,409)

Cash and cash equivalents at beginning of period	257,633	324,235

Cash and cash equivalents at end of period	$135,248	$107,826

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$60,354	$88,974
Income taxes	$2,850	$—

Supplemental disclosures of non cash flow information:
Debt discount on convertible notes payable	$750,000	$—

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three Months Ended July 31, 2014

(Unaudited)

	Number
	of		Additional		Total
	Common	Common	paid-in	Accumulated	stockholders’
	shares	stock	capital	deficit	equity

Balance at April 30, 2014	2,410,512	$2,410,512	$20,236,093	$(20,661,667)	$1,984,938

Net loss	—	—	—	(759,767)	(759,767)

Stock-based compensation expense	—	—	4,716	—	4,716

Issuance of warrants with convertible notes	—	—	562,000	—	562,000

Beneficial conversion feature of convertible notes payable	—	—	188,000	—	188,000

Balance at July 31, 2014	2,410,512	$2,410,512	$20,990,809	$(21,421,434)	$1,979,887

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Notes to Consolidated Financial Statements

July 31, 2014 and 2013

(Unaudited)

(1) Description of Business and Significant Accounting Policies

Dataram Corporation (the “Company”) is a developer, manufacturer and marketer of large capacity memory products primarily used in high-performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, HP, IBM and Sun Microsystems. Additionally, the Company manufactures a line of memory products for Intel and AMD motherboard based servers. The Company has developed and currently markets a line of high-performance storage caching products.

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

Liquidity and Basis of Presentation

The information for the three months ended July 31, 2014 and 2013 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2014 included in the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2014 balance sheet has been derived from these statements

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2014, 2013 and 2012, the Company incurred losses in the amounts of approximately $2,609,000, $4,625,000 and $3,259,000, respectively. Net cash used in operating activities totaled approximately $1,554,000, $3,882,000 and $1,218,000 for the fiscal years ended April 30, 2014, 2013 and 2012, respectively. In the first quarter of the current fiscal year ended July 31, 2014 the Company incurred losses of approximately $760,000, and used net cash in operations totaled approximately $166,000.

On July 15, 2014, the Company entered into a Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”) governing the issuance of $750,000 aggregate principal amount of Subordinated Secured Convertible Bridge Notes (the “Bridge Notes”) and Warrants (the “Warrants”).  The Bridge Notes and Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors (“Institutional Investors”) and $150,000 aggregate principal amount of the Bridge Notes to certain members of management, officers and directors of the Company (“Management”). The Bridge Notes, which mature on October 15, 2014 (subject to a three-month extension at the option of the holders), are convertible into shares of the Company’s common stock. The initial conversion price for Institutional Investors is $2.50 per share, and the initial conversion price for Management is equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $2.94. The Bridge Notes are secured obligations of the Company and bear interest at a rate of 8% per year. The Warrants are exercisable for five years after the closing date of the Purchase Agreement. For each $1,000 of principal amount of Bridge Notes, the holder received 1,200 Warrants to purchase the Company’s common stock. Each holder is entitled to exercise one-third of all warrants received at an exercise price of $3.00, one-third of all warrants received at an exercise price of $3.50, and one-third of all warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $2.94. Pursuant to the terms of the Purchase Agreement, the Company has agreed to register the shares underlying the Bridge Notes and the Warrants.

The Company has come to terms with multiple investors for the sale of 1,000,000 shares of Series A Preferred Stock (“Preferred Shares”) at $5.00 per share. This transaction is subject to stockholders approval at the Company’s Annual Meeting currently scheduled for October 15, 2014. The closing is to take place as soon as practicable therefore with a minimum purchase of 400,000 shares. The balance is callable by the Company on an as needed basis. The Preferred Shares are convertible into Common Stock at the rate of 2.5 shares of common stock for every 1 share of Preferred Stock. There is no assurance that the stockholders will approve this transaction and a closing will take place.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Management projects the Company currently has sufficient cash and borrowing availability to last into fiscal quarter ending January 31, 2015. Our future is dependent upon our ability to obtain financing, raise capital through the sales of equity and or debt securities and upon future profitable operations. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to seek out opportunities to trim overhead expenses to meet revenues.

If current and projected revenue growth does not meet estimates, the Company may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. The Company cannot provide assurances that additional financing will be available to it on favorable terms, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

The Company has been developing computer software for its storage caching product line. On May 1, 2014, the Company determined that technological feasibility for the product was established, and development costs subsequent to that date totaling approximately $142,000 have been capitalized. Prior to May 1, 2014, the Company expensed all development costs related to this product line.

Advertising

Advertising is expensed as incurred and amounted to approximately $12,000 in the three months ended July 31, 2014 compared to approximately $45,000 in the comparable prior year period.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the “Expenses – Income Taxes Topic” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position.  There are no material unrecognized tax positions in the financial statements. As of July 31, 2014, the Company had Federal and state net operating loss (“NOL”) carry-forwards of approximately $25,600,000 and $24,000,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2034 for Federal tax purposes and 2016 and 2034 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements at July 31, 2014 and April 30, 2014.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three months ended July 31, 2014 and 2013 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options and warrants outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the three month periods ended July 31, 2014 and 2013:

	Three Months ended July 31, 2014
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(759,767)	2,410,512	$(.32)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(759,767)	2,410,512	$(.32)

	Three Months ended July 31, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(881,630)	1,754,662	$(.50)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(881,630)	1,754,662	$(.50)

Diluted net loss per common share for the three month periods ended July 31, 2014 and 2013 do not include the effect of options to purchase 272,580 and 319,908 shares, respectively, of common stock because they are anti-dilutive. Diluted net loss per common share for the three month periods ended July 31, 2014 and 2013 also do not include the effect of warrants to purchase 1,385,775 and 221,875 shares, respectively, because they are anti-dilutive.

Common Stock Repurchases

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 83,333 shares of the Company’s common stock. On April 10, 2012, the Company announced the additional authorization to repurchase up to 138,000 shares of the Company’s common stock which at that time made the total available for purchase of up to 166,667 shares. The Company did not purchase shares in the first quarter of fiscal 2015 or fiscal 2014. As of July 31, 2014, the total number of shares authorized for purchase under the program is 136,408 shares.

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

Our consolidated statements of operations for the three months ended July 31, 2014 and 2013 include approximately $5,000 and $21,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments and, as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the three months ended July 31, 2014 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (1)	Aggregate intrinsic value (2)

Balance April 30, 2014	264,244	$12.42	4.46	$14,750

Granted	0	—	—	—
Exercised	0	—	—	—
Expired	0	—	—	—
Balance July 31, 2014	264,244	$12.42	4.21	$14,750
Exercisable July 31, 2014	251,744	$12.92	3.98	$7,375
Expected to vest July 31, 2014	251,744	$12.42	3.98	$7,375

(1)	This amount represents the weighted average remaining contractual life of stock options in years.

(2)	This amount represents the difference between the exercise price and $3.03, the closing price of Dataram common stock on July 31, 2014 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable.

As of July 31, 2014, there was approximately $9,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately nine months.

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

(2) Related Party Transactions

During the three month periods ended July 31, 2014 and 2013, the Company purchased inventories for resale totaling approximately $474,000 and $858,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as the general manager of its Micro Memory business unit and is an executive officer of the Company. Approximately $192,000 and $271,000 of accounts payable in the Company’s consolidated balance sheets as of July 31, 2014 and April 30, 2014, respectively, is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to July 31, 2014 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

During the three month periods ended July 31, 2014 and 2013, the Company purchased inventories for resale totaling approximately $256,000, and $172,000 respectively, from Keystone Memory Group (“Keystone Memory”). Keystone Memory’s owner is a relative of Mr. Sheerr. Approximately $33,000 and $27,000 of accounts payable in the Company’s consolidated balance sheets as of July 31, 2014 and April 30, 2014 is payable to Keystone Memory. Keystone Memory offers the Company trade terms of net due and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Keystone Memory subsequent to July 31, 2014 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

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

The Company amended and restated its Note and Security Agreement with Mr. Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 under a sale leaseback transaction to Mr. Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $966,667 at October 31, 2013. The Company was obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal was payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. On April 30, 2014, the note was paid in full.

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $250,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $233,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of July 31, 2014.

(3) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

(4) Accounts Receivable

Accounts receivable consists of the following categories:

	July 31, 2014	April 30, 2014
Trade receivables	$3,390,272	$3,757,408
VAT receivable	144,610	125,490
Allowance for doubtful accounts and sales returns	(220,000)	(220,000)
	$3,314,882	$3,662,898

(5) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2014 and April 30, 2014 consist of the following categories:

	July 31, 2014	April 30, 2014
Raw materials	$1,007,359	$1,576,238
Work in process	80,052	63,631
Finished goods	933,341	651,169
	$2,020,752	$2,291,038

(6) Note Receivable

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory, Inc. (“Shoreline”) and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into Common Stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline Common Stock. The conversion is at the rate of 1% of the outstanding Common Stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of three years and at such time Shoreline would have had to repay the note or the Company would have had to convert the note into Common Stock. The note was secured by all of the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding Common Stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary of the closing of the transaction. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant was exercised, the Company would have owned 60% of the outstanding Common Stock of Shoreline. The note was executed simultaneously with a Master Services Agreement which details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. On March 27, 2013, the Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline have been terminated with the exception of the amended and restated promissory note. The remaining $275,000 was scheduled to be repaid in accordance with the amended and restated promissory note on July 31, 2013. Shoreline Memory defaulted on the note. The Company fully reserved the $275,000 balance on the amended and restated promissory note at July 31, 2013. During fiscal 2014’s second quarter, the Company agreed to settle the amount due on the defaulted note for approximately $162,000. The funds were received in escrow on October 31, 2013 and forwarded to the Company on November 1, 2013.

(7) Goodwill and Intangible Assets

Goodwill:

The carrying value of goodwill of approximately $1,084,000 is not amortized, but is tested annually as of March 31 as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. As of July 31, 2014 and April 30, 2014, management has concluded that no impairment of goodwill is required.

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

The Company estimates that it has no significant residual value related to its intangible assets. Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense for the three months ended July 31, 2013 totaled approximately $41,000. Intangible asset amortization was included in selling, general and administrative expense. The intangible assets were fully amortized in the fiscal year ended April 30, 2014.

(8) Financing Agreements

The Company amended and restated its Note and Security Agreement with Mr. Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 under a sale leaseback transaction to Mr. Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $966,667 at October 31, 2013. The Company was obligated to pay monthly interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal was payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. On April 30, 2014, the note was paid in full.

As of October 31, 2013, the Company entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold by the Company to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $250,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $233,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of July 31, 2014.

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into Common Stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline Common Stock. The conversion is at the rate of 1% of the outstanding Common Stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of three years and at such time Shoreline would have had to repay the note or the Company would have had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding Common Stock of

Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary of the closing of the transaction. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant was exercised, the Company would have owned 60% of the outstanding Common Stock of Shoreline. The note was executed simultaneously with a Master Services Agreement which details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. On March 27, 2013, the Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline have been terminated with the exception of the amended and restated promissory note. The remaining $275,000 was scheduled to be repaid in accordance with the amended and restated promissory note on July 31, 2013. Shoreline Memory defaulted on the note. The Company fully reserved the $275,000 balance on the amended and restated promissory note at July 31, 2013. During fiscal 2014’s second quarter, the Company agreed to settle the amount due on the defaulted note for approximately $162,000. The funds were received in escrow on October 31, 2013 and forwarded to the Company on November 1, 2013.

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace an existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at July 31, 2014 totaled approximately $2,424,000 and there was approximately $60,000 of additional availability on that date.

On July 15, 2014, the Company entered into a Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”) governing the issuance of $750,000 aggregate principal amount of Subordinated Secured Convertible Bridge Notes (the “Bridge Notes”) and Warrants (the “Warrants”).  The Bridge Notes and Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors (“Institutional Investors”) and $150,000 aggregate principal amount of the Bridge Notes to certain members of management, officers and directors of the Company (“Management”). The Bridge Notes, which mature on October 15, 2014 (subject to a three-month extension at the option of the holders), are convertible into shares of the Company’s common stock. The initial conversion price for Institutional Investors is $2.50 per share, and the initial conversion price for Management is equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $2.94 per share. The Bridge Notes are secured obligations of the Company and bear interest at a rate of 8% per year. The Warrants are exercisable for five years after the closing date of the Purchase Agreement. For each $1,000 of principal amount of Bridge Notes, the holder received 1,200 Warrants to purchase the Company’s common stock. Each holder is entitled to exercise one-third of all warrants received at an exercise price of $3.00 per share, one-third of all warrants received at an exercise price of $3.50 per share, and one-third of all warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $2.94 per share. Pursuant to the terms of the Purchase Agreement, the Company has agreed to register the shares underlying the Bridge Notes and the Warrants.

The pricing model the Company used for determining fair values of the Warrants is the Black-Scholes Pricing Model. The model uses market-sourced inputs such as interest rates, dividend yields, market prices and volatilities. The risk-free interest rate used of 1.26% is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the Warrants. Expected dividend yield assumes the current dividend rate of zero. Expected volatility of approximately 100% was calculated using the daily closing price over a five year period of the Company’s Common Stock.

The value of the Warrants was derived and used as a basis to allocate the proceeds received between the Warrants and Bridge Notes. The proportionate value ascribed to the Warrants amounted to approximately $562,000 and was reflected as a discount on notes payable. Further the Company estimated a value of beneficial conversion feature of approximately $188,000 (limited to the amount of proceeds allocated to the notes payable) and reflected such as an additional discount on the Bridge Notes. The discount on notes payable is being amortized using the straight-line amortization over ninety days. This resulted in a non-cash interest charge of approximately $133,000 in the quarter ended July 31, 2014.

(9) Sales of Securities

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

On September 18, 2013, the Company and certain investors entered into a securities purchase agreement in connection with the offering, pursuant to which the Company agreed to sell an aggregate of 350,931 shares of its common stock and warrants to purchase a total of 350,931 shares of its common stock to such investors for aggregate net proceeds, after deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $807,000. The common stock and warrants were sold in fixed combinations, with each combination consisting of one share of common stock and one warrant, with each warrant exercisable for one share of common stock. The purchase price was $2.30 per fixed combination. On September 23, 2013 the offering of 350,000 shares and warrants was closed with net proceeds to the Company of approximately $695,491 after accounting for all expenses of the offering. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. After the one year anniversary of the initial exercise date of the warrants, the Company had the right to call the warrants for cancellation for $.001 per share in the event that the volume weighted average price of the Common Stock for 20 consecutive trading days exceeds $10.00.

On March 20, 2014, the Company and certain investors entered into a common stock purchase agreement in connection with the offering, pursuant to which the Company agreed to sell an aggregate of 219,754 shares of its common stock to such investors for aggregate proceeds, after deducting fees to the Placement Agent and other estimated offering expenses payable by the Company, of approximately $559,000. The purchase price was $3.00 per share.

On March 20, 2014, holders of warrants issued in connection with the sale of common stock on September 18, 2013, exercised 86,100 of those warrants at the exercise price of $3.50 per share resulting in net proceeds of approximately $306,350. The exercise of these warrants resulted in the issuance of 86,100 shares of the Company’s common stock.

(10) Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2014 and 2013 by geographic region are as follows:

	Three months ended July 31, 2014	Three months ended July 31, 2013
United States	$6,630,728	$6,182,801
Europe	938,767	870,627
Other (principally Asia Pacific Region)	155,542	313,302
Consolidated	$7,725,037	$7,366,730

(11) Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers”.  The purpose of this new standard is to clarify the principles for recognizing revenue so that it can be applied consistently across various transactions, industries and capital markets.  We have not completed our assessment of ASU No. 2014-09.

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

(13) Subsequent Events

On September 11, 2014, the Company was notified by NASDAQ that in its determination the Company will not be able to cure its shareholder equity deficiency to maintain the Company’s listing on NASDAQ prior to the expiration of its granted extension of September 24, 2014. The Company intends to request a hearing to present its current plan to sell Preferred Stock and cure the deficiency. The application for a hearing will stay the delisting of the Company’s stock until the hearing takes place and the panel makes a determination.

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

Executive Overview

Dataram Corporation (the “Company”) is a developer, manufacturer and marketer of large capacity memory products primarily used in high-performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, HP, IBM and Sun Microsystems as well as a line of memory products for Intel and AMD motherboard based servers. The Company has also developed memory for the consumer market which is sold as AMD branded memory and sold through online retailers. In addition the Company develops and markets proprietary software.

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

Liquidity and Capital Resources

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2014, 2013 and 2012, the Company incurred losses in the amounts of approximately $2,609,000, $4,625,000 and $3,259,000, respectively. Net cash used in operating activities totaled approximately $1,554,000, $3,882,000 and $1,218,000 for the fiscal years ended April 30, 2014, 2013 and 2012, respectively. In the first quarter of the current fiscal year ended July 31, 2014 the Company incurred losses of approximately $760,000, and used net cash in operations totaled approximately $166,000.

The Company has come to terms with multiple investors for the sale of 1,200,000 shares of Series A Preferred Stock (“Preferred Shares”) at $5.00 per share. This transaction is subject to stockholders approval at the Company’s Annual Meeting currently scheduled for October 15, 2014. The closing is to take place as soon as practicable therefore with a minimum purchase of 400,000 shares. The balance is callable by the Company on a as needed basis. The Preferred Shares are convertible into Common Stock at the rate of 2.5 shares of common stock for every 1 share of Preferred Stock. There is no assurance that the stockholders will approve this transaction and a closing will take place.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Management projects the Company currently has sufficient cash and borrowing availability to last into fiscal quarter ending January 31, 2015. Our future is dependent upon our ability to obtain financing, raise capital through the sales of equity and or debt securities and upon future profitable operations. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to seek out opportunities to trim overhead expenses to meet revenues.

If current and projected revenue growth does not meet estimates, the Company may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. The Company cannot provide assurances that additional financing will be available to it on favorable terms, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

As of July 31, 2014, cash and cash equivalents amounted to approximately $135,000 and working capital amounted to approximately $743,000, reflecting a current ratio of 1.2 to 1. This compares to cash and cash equivalents of approximately $258,000 and working capital of approximately $882,000, reflecting a current ratio of 1.2 to 1 as of April 30, 2014.

During the three month period ended July 31, 2014, net cash used in operating activities totaled approximately $166,000. Net loss in the period totaled approximately $760,000 and included amortization of debt discount of approximately $133,000. On July 15, 2014, the Company entered into a Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement more fully described in Notes 1 and 8. Stock-based compensation expense of approximately $5,000 was recorded and depreciation and amortization expense of approximately $27,000. Inventories decreased by approximately $270,000. The decrease in inventories was a management decision to reduce inventory levels and conserve working capital. Trade receivable decreased by approximately $338,000, primarily the result of a large shipment that occurred at the end of the comparable prior year quarter. Accounts payable increased by approximately $40,000. Accrued liabilities decreased by approximately $109,000, and other current assets increased by approximately $120,000, primarily the result of prepaid insurance that the Company is required to pay for certain insurance coverage at the beginning of the policy period.

Net cash used in investing activities totaled approximately $142,000 and was the result of capitalizing software development costs. On May 1, 2014, the Company determined that technological feasibility for Intelligent Caching Software product was established, and development costs subsequent to that date totaling approximately $142,000 have been capitalized.

Net cash provided by financing activities totaled approximately $186,000 for the three month period ended July 31, 2014 and consisted of proceeds of $750,000 from the aforementioned Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement. The Company also paid down approximately $546,000 of its Bank revolving credit line.

As of October 31, 2013, the Company entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold by the Company to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $250,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $233,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of July 31, 2014.

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

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace an existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at July 31, 2014 totaled approximately $2,424,000 and there was approximately $60,000 of additional availability on that date.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2014 are as follows:

	Non-Related	Related
Year ending April 30:	Party	Party	Total

2015	$301,000	$90,000	$391,000
2016	293,000	90,000	383,000
2017	68,000	90,000	158,000
2018	—	90,000	90,000
2019	—	45,000	45,000
Thereafter	—	—	—

Total	$662,000	$405,000	$1,067,000

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended July 31, 2014 were approximately $7,725,000 compared to revenues of $7,367,000 for the comparable prior year period. The increase in revenues from the prior year’s first quarter was the result of a increase in volume of approximately 29% partially offset of a decrease in average selling prices of approximately 7%.

Cost of sales for the three month period ended July 31, 2014 was $6,476,000 versus $5,805,000 in the prior year comparable period. Cost of sales as a percentage of revenues for the fiscal quarters ended July 31, 2014 and 2013 were 84% and 79%, respectively. Average selling prices dropped by approximately 7% from the comparable prior year period. Fluctuations in cost of sales as a percentage of revenues are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering expense for the three month period ended July 31, 2014 was $165,000 versus $319,000 for the same respective prior year period. The Company has been developing computer software for its storage caching product line. On May 1, 2014, the Company determined that technological feasibility for the product was established, and development costs subsequent to that date totaling approximately $142,000 have been capitalized. Prior to May 1, 2014, the Company expensed all development costs related to this product line.

Selling, general and administrative expense for the three month period ended July 31, 2014 totaled $1,644,000 versus $2,040,000 in the same prior year period, a decrease of approximately $396,000. The decrease in this year’s first quarter expense would be approximately $91,000; however, the Company in the prior year period ended July 31, 2013 included non-recurring charges of $275,000 for the reserve on a note receivable default and approximately $30,000 of severance cost.

Other income (expense), net for the three month period ended July 31, 2014 totaled expense of $196,000 versus $84,000 of expense for the same prior year period. Other expense in this year’s first quarter consisted of primarily $194,000 of interest expense. The interest expense recorded in the quarter ended July 31, 2014 includes a non cash interest charge of approximately $133,000 recorded for the amortization of debt discount as a result of the issuance of the subordinated convertible notes and interest expense of approximately $60,000 on the Company’s revolving bank credit line. Other expense in the three month period ended July 31, 2013 consisted primarily of interest expense of $84,000.

Critical Accounting Policies

During December 2001, the Securities and Exchange Commission (“SEC”) published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company’s significant accounting policies are summarized in Note 1 of notes to consolidated financial statements included in this Quarterly Report, management believes the following accounting policies to be critical:

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

The Company has been developing computer software for its storage caching product line. On May 1, 2014, the Company determined that technological feasibility for the product was established, and development costs subsequent to that date totaling approximately $142,000 have been capitalized. Prior to May 1, 2014, the Company expensed all development costs related to this product line.

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

Goodwill - Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. The date of our annual impairment test is March 1. The Company has reviewed goodwill for impairment at July 31, 2014. After this review management has concluded that there is no impairment of goodwill.

Warrants –The pricing model the Company uses for determining fair values for warrants is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities.

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

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal ProceEdinGS

We were party to litigation with the landlord for the property previously leased by the Company in Ivyland, Pennsylvania, which we vacated at the expiration of the lease. The case was commenced in the United States District Court for the Eastern District of Pennsylvania.  The landlord claimed that the Company failed to restore the property to its original condition.  On July 30, 2013, the District Judge ruled that the Company is required to restore the property to the condition that existed as of January 11, 2006, without making any factual findings on the extent of the Company’s liability. However, in order to avoid further cost, resources and legal fees, the Company agreed to settle this matter, which requires three (3) payments of $75,000 to be remitted to the landlord (i) on the signing of the Settlement Agreement;  (ii) within forty five (45) days of the Settlement Agreement; and (iii)  within ninety (90) days of the Settlement Agreement.  The Company also agreed to relinquish its right to the $52,000 security deposit in the possession of the landlord. As of September 10, 2014, the Company has paid $75,000 of the $225,000.

Item 1A. Risk Factors.

Additional Risk Factors

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, other than the following:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No reportable event.

Item 3. Defaults upon Senior Securities.

No reportable event.

Item 4. MINE SAFETY DISCLOSURES

No reportable event.

Item 5. Other Information.

No reportable event.

Item 6. Exhibits.

Exhibit No	Description

9(a)	Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement

31(a)	Rule 13a-14(a) Certification of John H. Freeman.

31(b)	Rule 13a-14(a) Certification of Marc P. Palker.

32(a)	Section 1350 Certification of John H. Freeman (furnished not filed).

32(b)	Section 1350 Certification of Marc P. Palker (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATARAM CORPORATION

Date: September 15, 2014	By:	/s/ MARC P. PALKER
Marc P. Palker
Chief Financial Officer

