Form 10-Q
period 2014-10-31
DATARAM CORP
filed 2014-12-22
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b of the Exchange Act. (Check One):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of December 22, 2014, there were 2,593,012 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation and Subsidiaries

Consolidated Balance Sheets

October 31, 2014 and April 30, 2014

	October 31, 2014	April 30, 2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$32,717	$257,633
Accounts receivable, less allowance for doubtful accounts and sales returns of $220,000 at October 31, 2014 and April 30, 2014	2,960,977	3,662,898
Inventories	2,071,913	2,291,038
Other current assets	169,344	7,227
Total current assets	5,234,951	6,218,796

Property and equipment, at cost:
Machinery and equipment	450,961	450,961
Leasehold improvements	607,867	607,867
	1,058,828	1,058,828
Less: accumulated depreciation and amortization	894,025	840,026
Net property and equipment	164,803	218,802

Other assets	49,210	51,160
Capitalized software development costs	365,424	—
Goodwill	1,083,555	1,083,555
	$6,897,943	$7,572,313

Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$2,616,374	$2,969,857
Accounts payable	2,249,355	1,438,748
Accrued liabilities	589,577	927,944
Convertible notes payable, net of discount	600,000	—
Convertible notes payable related parties, net of discount	150,000	—
Total current liabilities	6,205,306	5,336,549

Other liabilities	214,995	250,826

Total liabilities	6,420,301	5,587,375

Stockholders' equity:
Common stock, par value $1.00 per share.
Authorized 54,000,000 shares; issued and outstanding 2,410,512 at October 31, 2014 and April 30, 2014	2,410,512	2,410,512
Additional paid-in capital	20,995,525	20,236,093
Accumulated deficit	(22,928,395)	(20,661,667)
Total stockholders' equity (deficit)	477,642	1,984,938
	$6,897,943	$7,572,313

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Operations

Three and Six Months Ended October 31, 2014 and 2013

(Unaudited)

	2014		2013
	Three Months	Six Months	Three Months	Six Months

Revenues	$6,879,716	$14,604,753	$7,410,229	$14,776,959

Costs and expenses:
Cost of sales	5,871,582	12,347,814	5,841,266	11,646,310
Engineering	151,734	317,289	299,692	619,019
Selling, general and administrative	1,667,084	3,311,292	1,630,267	3,670,000
Gain on asset disposal	—	—	(103,000)	(103,000)
	7,690,400	15,976,395	7,668,225	15,832,329

Loss from operations	(810,684)	(1,371,642)	(257,996)	(1,055,370)

Other income (expense):
Interest expense, net	(683,345)	(877,032)	(91,578)	(175,995)
Currency gain (loss), net	(12,932)	(15,204)	11,382	11,543
Total other expense, net	(696,277)	(892,236)	(80,196)	(164,452)

Loss before income taxes	(1,506,961)	(2,263,878)	(338,192)	(1,219,822)

Income tax expense	—	2,850	—	—
Net loss	$(1,506,961)	$(2,266,728)	$(338,192)	$(1,219,822)

Net loss per share of common stock
Basic	$(.63)	$(.94)	$(.18)	$(.67)
Diluted	$(.63)	$(.94)	$(.18)	$(.67)

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended October 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(2,266,728)	$(1,219,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	—	(103,000)
Amortization of deferred gain on sale leaseback	(35,832)
Depreciation and amortization	53,999	183,500
Bad debt expense	23,147	161,576
Amortization of debt discount	750,000	—
Stock-based compensation expense	9,432	38,682
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	678,774	(15,955)
Decrease in inventories	219,125	721,311
Increase in other current assets	(162,117)	(117,348)
Decrease in other assets	1,950	6,532
Increase in accounts payable	810,607	358,513
Decrease in accrued liabilities	(338,367)	(61,247)
Net cash used in operating activities	(256,009)	(47,258)

Cash flows from investing activities:
Software development cost	(365,424)	—
Sale of property and equipment	—	500,000
Net cash provided by (used in) investing activities	(365,424)	500,000

Cash flows from financing activities:
Net borrowings (payments) under revolving credit line	(353,483)	(169,712)
Proceeds from issuance of convertible notes and warrants	750,000	—
Payments under related party note payable	—	(700,000)
Net proceeds from sale of common shares	—	695,491
Net cash provided by (used in) financing activities	396,517	(174,221)

Net increase (decrease) in cash and cash equivalents	(224,916)	278,521

Cash and cash equivalents at beginning of period	257,633	324,235

Cash and cash equivalents at end of period	$32,717	$602,756

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$127,032	$182,814

Supplemental disclosures of cash flow information:
Debt discount on convertible notes payable	$750,000	$—

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Six Months Ended October 31, 2014

(Unaudited)

	Number
	of		Additional		Total
	Common	Common	paid-in	Accumulated	stockholders’
	shares	stock	capital	deficit	equity

Balance at April 30, 2014	2,410,512	2,410,512	20,236,093	(20,661,667)	1,984,938

Net loss	—	—	—	(2,266,728)	(2,266,728)

Stock-based compensation expense	—	—	9,432	—	9,432

Fair value of detachable warrants	—	—	562,000	—	562,000

Beneficial conversion feature of converible notes payable	—	—	188,000	—	188,000

Balance at October 31, 2014	2,410,512	$2,410,512	$20,995,525	$(22,928,395)	$477,642

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2014 and 2013

(Unaudited)

(1) Description of Business and Significant Accounting Policies

Dataram Corporation (the -”Company”) is a developer, manufacturer and marketer of large capacity memory products primarily used in high-performance network servers and workstations. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Dell, HP, IBM and Sun Microsystems. Additionally, the Company manufactures a line of memory products for Intel and AMD motherboard based servers. The Company has developed and currently markets a line of high-performance storage caching products.

The Company’s memory products are sold worldwide to OEMs, distributors, value-added resellers and end-users. The Company has one leased manufacturing facility in the United States and sales offices in the United States, Europe and Japan.

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

Liquidity and Basis of Presentation

The information for the three and six months ended October 31, 2014 and 2013 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2014 included in the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2014 balance sheet has been derived from these statements.

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2014, 2013 and 2012, the Company incurred losses in the amounts of approximately $2,609,000, $4,625,000 and $3,259,000, respectively. Net cash used in operating activities totaled approximately $1,554,000, $3,882,000 and $1,218,000 for the fiscal years ended April 30, 2014, 2013 and 2012, respectively. In the six months ending October 31, 2014 the Company incurred losses of approximately $2,267,000, and used net cash in operations totaled approximately $256,000.

On July 15, 2014, the Company entered into a Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”) governing the issuance of $750,000 aggregate principal amount of Subordinated Secured Convertible Bridge Notes (the “Bridge Notes”) and Warrants (the “Warrants”). The Bridge Notes and Warrants were issued on July 15, 2014. The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors (the “Institutional Investors”) and $150,000 aggregate principal amount of the Bridge Notes to certain members of management, officers and directors of the Company (“Management”). The Bridge Notes, the initial maturity date of which was October 15, 2014 (which was subject to a three-month extension at the option of the holders that occurred; see below), are convertible into shares of the Company’s common stock. The initial conversion price for Institutional Investors is $2.50 per share (which was subsequently reduced; see below), and the initial conversion price for Management is equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $2.94. The Bridge Notes are secured obligations of the Company and bear interest at a rate of 8% per year. The Warrants are exercisable for five years after the closing date of the Purchase Agreement, or July 15, 2019. For each $1,000 of principal amount of Bridge Notes, the holder received 1,200 Warrants, each exercisable for the purchase of one share of the Company’s common stock. Each holder is entitled to exercise one-third of all warrants received at an exercise price of $3.00, one-third of all warrants received at an exercise price of $3.50, and one-third of all warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $2.94. Pursuant to the terms of the Purchase Agreement, the Company has agreed to register for re-sale the shares underlying the Bridge Notes and the Warrants.

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 12, 2014 the Company closed the sale of 600,000 shares of its Series A Preferred Stock (the “Series A Stock”), which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90 extensions were provided to the institutional investors, which could extend the final maturity date to July 15, 2015. In the event the bridge notes are converted to equity, the incremental fair value of modified bridge notes will be recognized in the consolidated statement of operations.

As disclosed above, on November 17, 2014 the Company closed a private placement of 600,000 shares of its Series A Stock, together with immediately exercisable, five-year Warrants to purchase shares of its common stock (the “Preferred Warrants”), at a price of $5.00 per share of Series A Stock to certain otherwise unaffiliated institutional investors (the “Series A Investors”). The Series A Stock is convertible into shares of the Company’s common stock in an amount initially calculated (subject to adjustment) by dividing the $5.00 stated value of each share of Series A Stock by $2.00. The Preferred Warrants have an initial exercise price of $2.50 per share (subject to adjustment). The net proceeds to the Company from the sale of these securities, after deducting the estimated offering expenses incurred by the Company, were approximately $2,700,000.

At any time from November 17, 2014, the date of Closing, and prior to October 20, 2019 (the “Put/Call Exercise Period”), the Series A Investors may exercise a right to purchase and require the Company to sell up to an additional 700,000 shares of Series A Stock on terms identical to the terms for the original sale of the Series A Stock, except that, upon such exercise, no additional Preferred Warrants are granted. If the Series A Investors have not exercised this right in full during the Put/Call Exercise Period, the Company may exercise a right to cause and require the Series A Investors to purchase any or all of such otherwise un-purchased 700,000 shares of Series A Stock on terms identical to the terms for the original sale of the Series A Stock, except that, upon such exercise, no additional Preferred Warrants are granted, in either case for an aggregate purchase price of up to $3,500,000.

If current and projected revenue growth does not meet estimates, the Company may call upon the remaining Series A Stock available for sale. There are 700,000 Series A Shares available for call by the Company at $5.00 per share.

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including deferred tax asset valuation allowances and certain other reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and sales returns, inventory reserves, the deferred income tax asset valuation allowance and other operating allowances and accruals. Actual results could differ from those estimates.

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

The Company has been developing computer software for its storage caching product line. On May 1, 2014, the Company determined that technological feasibility for the product was established, and development costs subsequent to that date totaling approximately $365,000 have been capitalized. In December 2014 the Company suspended development of the software product. Prior to May 1, 2014, the Company expensed all development costs related to this product line.

Advertising

Advertising is expensed as incurred and amounted to approximately $49,000 and $61,000 in the three and six months periods ended October 31, 2014, respectively compared to approximately $45,000 and $90,000 in the comparable prior year periods.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the “Expenses – Income Taxes Topic” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position. There are no material unrecognized tax positions in the financial statements. As of October 31, 2014, the Company had Federal and state net operating loss (“NOL”) carry-forwards of approximately $25,600,000 and $24,000,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2034 for Federal tax purposes and 2016 and 2034 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements at October 31, 2014 and April 30, 2014.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and six months ended October 31, 2014 and 2013 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options and warrants outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the three and six month periods ended October 31, 2014 and 2013.

	Three Months ended October 31, 2014
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(1,506,961)	2,410,512	$(.63)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(1,506,961)	2,410,512	$(.63)

	Three Months ended October 31, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(338,192)	1,899,227	$(.18)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(338,192)	1,899,227	$(.18)
8

	Six Months ended October 31, 2014
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(2,266,728)	2,410,512	$(.94)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(2,266,728)	2,410,512	$(.94)

	Six Months ended October 31, 2013
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(1,219,822)	1,826,945	$(.67)

Effect of dilutive securities – stock options	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options	$(1,219,822)	1,826,945	$(.67)

Diluted net loss per common share for the three and six month periods ended October 31, 2014 and 2013 do not include the effect of options to purchase 256,580 and 298,665 shares, respectively, of common stock because they are anti-dilutive. Diluted net loss per common share for the three and six month periods ended October 31, 2014 and 2013 do not include the effect of warrants to purchase 1,385,775 and 571,875 shares of common stock, respectively because they are anti-dilutive.

Common Stock Repurchases

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 83,333 shares of the Company’s common stock. On April 10, 2012, the Company announced the additional authorization to repurchase up to 138,000 shares of the Company’s common stock which at that time made the total available for purchase of up to 166,667 shares. The Company did not purchase shares in the six months ended October 31, 2013. In the quarter ended July 31, 2012, the Company repurchased 22,944 shares for a total cost of $142,262. The 22,944 shares purchased were cancelled in fiscal 2013. As of October 31, 2014, the total number of shares authorized for purchase under the program is 136,408 shares.

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

The Company also has a 2014 equity incentive plan for the purpose of permitting certain key employees to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. The plan allows granting of up to 250,000 shares of the Company’s common stock at an option price to be no less than the fair market value of the Company’s common stock on the date such options are granted. Options granted under the plan vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted under the plan range from one to five years. There have not been shares granted under this plan.

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

Our consolidated statements of operations for the three and six month periods ended October 31, 2014 include approximately $5,000 and $9,000 of stock-based compensation expense, respectively. The three and six month periods ended October 31, 2013 include approximately $18,000 and $39,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments and, as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the six months ended October 31, 2014 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (1)	Aggregate intrinsic value

Balance April 30, 2014	264,244	$12.42	4.46	$14,750

Expired	(16,000)	$15.42	—	—
Balance October 31, 2014	248,244	$12.23	4.22	$14,750
Exercisable October 31, 2014	235,744	$12.75	3.99	$7,375
Expected to vest October 31, 2014	224,000	$12.23	3.99	$7,375

(1)	This amount represents the weighted average remaining contractual life of stock options in years.

As of October 31, 2014, there was approximately $5,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately six months.

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

(2) Related Party Transactions

During the three month periods ending October 31, 2014 and 2013, the Company purchased inventories for resale totaling approximately $299,000 and $606,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). During the six month periods ending October 31, 2014 and 2013, the Company purchased inventories for resale totaling approximately $773,000 and $1,464,000, respectively, from Sheerr Memory. Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as the general manager of its Micro Memory business unit and is an executive officer of the Company. Approximately $246,000 and $271,000 of accounts payable in the Company’s consolidated balance sheets as of October 31, 2014 and April 30, 2014, respectively, is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to October 31, 2014 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

During the three month periods ending October 31, 2014 and 2013, the Company purchased inventories for resale totaling approximately $270,000 and $166,000, respectively, from Keystone Memory Group (“Keystone Memory”). During the six month periods ending October 31, 2014 and 2013, the Company purchased inventories for resale totaling approximately $526,000 and $337,000, respectively, from Keystone Memory. Keystone Memory’s owner is a relative of Mr. Sheerr. Approximately $107,000 and $27,000 of accounts payable in the Company’s consolidated balance sheets as of October 31, 2014 and April 30, 2014 are payable to Keystone Memory. Keystone Memory offers the Company trade terms of net due and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Keystone Memory subsequent to October 31, 2014 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in 60 equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. The Company has borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation are $33,333 per month which began on July 15, 2012.

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

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 gain on sale in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $250,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $215,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of October 31, 2014.

(3) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts.

(4) Accounts Receivable

Accounts receivable consists of the following categories:

	October 31, 2014	April 30, 2014
Trade receivables	$3,055,291	$3,757,408
Other receivables	125,686	125,490
Allowance for doubtful accounts and sales returns	(220,000)	(220,000)
	$2,960,977	$3,662,898

(5) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at October 31, 2014 and April 30, 2014 consist of the following categories:

	October 31, 2014	April 30, 2014
Raw materials	$1,377,772	$1,576,238
Work in process	76,821	63,631
Finished goods	617,320	651,169
	$2,071,913	$2,291,038
12

(6) Note Receivable

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory, Inc. (“Shoreline”) and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into common stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline common stock. The conversion is at the rate of 1% of the outstanding common stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of July 30, 2015 at such time Shoreline would have had to repay the note or the Company would have had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase up to 30% of the outstanding common stock of Shoreline at the time of exercise, which the warrant expires September 28, 2018. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant was exercised, the Company would have owned 60% of the outstanding common stock of Shoreline. The note was executed simultaneously with a Master Services Agreement that details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. On March 27, 2013, the Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline have been terminated with the exception of the amended and restated promissory note. The remaining $275,000 was scheduled to be repaid in accordance with the amended and restated promissory note on July 31, 2013. Shoreline Memory defaulted on the note. The Company set up an allowance for the total $275,000 balance remaining on the amended and restated promissory note at July 31, 2013. During the quarter ended October 31, 2013 the Company agreed to settle the amount due on the defaulted note for approximately $162,000. The funds were received in escrow on October 31, 2013 and forwarded to the Company on November 1, 2013.

(7) Goodwill and Intangible Assets

Goodwill:

The carrying value of goodwill of approximately $1,084,000 is not amortized, but is tested annually as of March 31, the annual anniversary of the acquisition, as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. In the quarter ended October 31, 2014, and April 30, 2014 the Company concluded that no impairment of goodwill is required.

Intangible Assets:

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

As of October 31, 2013, the Company entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold by the Company to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments with the remainder of approximately $322,000 gain on sales to be recognized in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $250,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $215,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of October 31, 2014.

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory, Inc. (“Shoreline”) and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into common stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline common stock. The conversion is at the rate of 1% of the outstanding common stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of July 30, 2015 at such time Shoreline would have had to repay the note or the Company would have had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase up to 30% of the outstanding common stock of Shoreline at the time of exercise, which the warrant expires September 28, 2018. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant was exercised, the Company would have owned 60% of the outstanding common stock of Shoreline. The note was executed simultaneously with a Master Services Agreement that details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. On March 27, 2013, the Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline have been terminated with the exception of the amended and restated promissory note. The remaining $275,000 was scheduled to be repaid in accordance with the amended and restated promissory note on July 31, 2013. Shoreline Memory defaulted on the note. The Company set up an allowance for the total $275,000 balance remaining on the amended and restated promissory note at July 31, 2013. During the quarter ended October 31, 2013 the Company agreed to settle the amount due on the defaulted note for approximately $162,000. The funds were received in escrow on October 31, 2013 and forwarded to the Company on November 1, 2013.

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace an existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at October 31, 2014 totaled approximately $2,616,000 and there was approximately $72,000 of additional availability on that date.

On July 15, 2014, the Company entered into a Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”) governing the issuance of $750,000 aggregate principal amount of Subordinated Secured Convertible Bridge Notes (the “Bridge Notes”) and Warrants (the “Warrants”).  The Bridge Notes and Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors (the “Institutional Investors”) and $150,000 aggregate principal amount of the Bridge Notes to certain members of management, officers and directors of the Company (“Management”). The Bridge Notes, the initial maturity date of which was October 15, 2014 (which was subject to a three-month extension at the option of the holders that occurred; see below), are convertible into shares of the Company’s common stock. The initial conversion price for Institutional Investors is $2.50 per share (which was subsequently reduced; see below), and the initial conversion price for Management is equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $2.94. The Bridge Notes are secured obligations of the Company and bear interest at a rate of 8% per year. The Warrants are exercisable for five years after the closing date of the Purchase Agreement, or July 15, 2019. For each $1,000 of principal amount of Bridge Notes, the holder received 1,200 Warrants, each exercisable for the purchase of one share of the Company’s common stock. Each holder is entitled to exercise one-third of all warrants received at an exercise price of $3.00, one-third of all warrants received at an exercise price of $3.50, and one-third of all warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $2.94. Pursuant to the terms of the Purchase Agreement, the Company has agreed to register for re-sale the shares underlying the Bridge Notes and the Warrants.

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 12, 2014 the Company closed the sale of 600,000 shares of its Series A Preferred Stock (the “Series A Stock”), which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90 extensions were provided to the institutional investors, which could extend the final maturity date to July 15, 2015. In the event the bridge notes are converted to equity, the incremental fair value of modified bridge notes will be recognized in the consolidated statement of operations.

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

The value of the warrants was derived and used as a basis to allocate the proceeds received between the warrants and bridge notes. The proportionate value ascribed to the warrants amounted to approximately $562,000 and was reflected as a discount on notes payable. Further the Company estimated a value of beneficial conversion feature of approximately $188,000 (limited to the amount of proceeds allocated to the notes payable) and reflected such as an additional discount on the bridge notes. The discount on notes payable is being amortized using the straight line amortization over ninety days. This resulted in a non-cash interest charge of approximately $617,000 in the quarter ended October 31, 2014 and approximately $133,000 in this year’s fiscal first quarter ended July 31, 2014.

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

The value of the warrants was derived and used as a basis to allocate the proceeds received between the warrants and bridge notes. The proportionate value ascribed to the warrants amounted to approximately $562,000 and was reflected as a discount on notes payable. Further the Company estimated a value of beneficial conversion feature of approximately $188,000 (limited to the amount of proceeds allocated to the notes payable) and reflected such as an additional discount on the bridge notes. The discount on notes payable is being amortized using the straight line amortization over ninety days. This resulted in a non-cash interest charge of approximately $617,000 in the quarter ended October 31, 2014 and approximately $133,000 in this year’s fiscal first quarter ended July 31, 2014.

On July 15, 2014, the Company entered into a Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”) governing the issuance of $750,000 aggregate principal amount of Subordinated Secured Convertible Bridge Notes (the “Bridge Notes”) and Warrants (the “Warrants”).  The Bridge Notes and Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors (the “Institutional Investors”) and $150,000 aggregate principal amount of the Bridge Notes to certain members of management, officers and directors of the Company (“Management”). The Bridge Notes, the initial maturity date of which was October 15, 2014 (which was subject to a three-month extension at the option of the holders that occurred; see below), are convertible into shares of the Company’s common stock. The initial conversion price for Institutional Investors is $2.50 per share (which was subsequently reduced; see below), and the initial conversion price for Management is equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $2.94. The Bridge Notes are secured obligations of the Company and bear interest at a rate of 8% per year. The Warrants are exercisable for five years after the closing date of the Purchase Agreement, or July 15, 2019. For each $1,000 of principal amount of Bridge Notes, the holder received 1,200 Warrants, each exercisable for the purchase of one share of the Company’s common stock. Each holder is entitled to exercise one-third of all warrants received at an exercise price of $3.00, one-third of all warrants received at an exercise price of $3.50, and one-third of all warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $2.94. Pursuant to the terms of the Purchase Agreement, the Company has agreed to register for re-sale the shares underlying the Bridge Notes and the Warrants.

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 12, 2014 the Company closed the sale of 600,000 shares of its Series A Preferred Stock (the “Series A Stock”), which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90 extensions were provided to the institutional investors, which could extend the final maturity date to July 15, 2015. In the event the bridge notes are converted to equity, the incremental fair value of modified bridge notes will be recognized in the consolidated statement of operations.

(10) Future Minimum lease payments

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

(11) Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six months ended October 31, 2014 and 2013 by geographic region are as follows:

	Three months ended October 31, 2014	Six months ended October 31, 2014
United States	$5,698,828	$12,329,556
Europe	1,059,476	1,998,243
Other (principally Asia Pacific Region)	121,412	276,954
Consolidated	$6,879,716	$14,604,753

	Three months ended October 31, 2013	Six months ended October 31, 2013
United States	$6,132,297	$12,315,098
Europe	658,421	1,529,048
Other (principally Asia Pacific Region)	619,511	932,813
Consolidated	$7,410,229	$14,776,959

(12) Recently Adopted Accounting Guidance

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

(14) Subsequent Events

On November 12, 2014, the Company completed a private placement of 600,000 shares of its Series A Preferred Stock (“Series A Stock”) together with Warrants to purchase shares of its common stock (“Preferred Warrant”) at a price of $5.00 per share, in accordance with the Series A Preferred Stock Purchase Agreement dated October 20, 2014 (the “Purchase Agreement”). The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant, after deducting the estimated offering expenses incurred by the Company were approximately $2,700,000.

At any time from November 17, 2014, the date of Closing, and prior to October 20, 2019 (the “Put/Call Exercise Period”), the investors may exercise a right to purchase and require the Company to sell up to an additional 700,000 shares of Series A Stock. If the investors have not exercised this right during the Put/Call Exercise Period, the Company may exercise a right to cause and require the investors to purchase up to an additional 700,000 shares of Series A Stock, for an aggregate purchase price of $3,500,000.

Holders of the Series A Stock shall initially have the right to convert such shares of Series A Stock into the number of authorized but previously unissued shares of the Company’s common stock obtained by dividing the stated value of each share of Series A ($5.00) by $2.00. For each share of Series A Stock, the investors will receive 2.5 Preferred Warrants to purchase the Company’s common stock at an exercise price of $2.50 per share. The Preferred Warrants are exercisable immediately for a period of five years from the date of closing. The exercise price of the Preferred Warrants is subject to adjustments in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the Preferred Warrants may be limited if upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% of the Company’s Common Stock.

The Holders of the Series A Stock will receive preferential cumulative dividends at the rate of 8% per annum (equivalent to a fixed annual payment of $0.40 per share). The dividends are payable in shares of common stock and shall be valued at the weighted average price of the Company’s common stock over the ten (10) consecutive trading days ended on the second trading day immediately before the payment date.

The Company can call the investors to purchase up to an additional 700,000 shares of Series A Stock at a purchase price of $5.00 per share with the same rights as the original purchase. In addition, the investors can put to the Company the right to purchase up to an additional 700,000 shares of Series A Stock at a purchase price of $5.00 per share with the same rights as the original purchase. Neither party can refuse the put or call. If the maximum additional shares are sold/purchased, the gross proceeds to the Company would be $3,500,000.

On December 17, 2014 the Company terminated its agreement with MPP Associates, Inc., pursuant to which MPP Associates had been providing CFO services to the Company.

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

Liquidity and Capital Resources

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2014, 2013 and 2012, the Company incurred losses in the amounts of approximately $2,609,000, $4,625,000 and $3,259,000, respectively. Net cash used in operating activities totaled approximately $1,554,000, $3,882,000 and $1,218,000 for the fiscal years ended April 30, 2014, 2013 and 2012, respectively. In the six months ending October 31, 2014 the Company incurred losses of approximately $2,267,000, and used net cash in operations totaled approximately $256,000.

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 12, 2014 the Company closed the sale of 600,000 shares of Series A Preferred Stock which reduced the conversion price of the Bridge Notes held by institutional investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock.

As mentioned above, On November 12, 2014 the company completed a private placement of 600,000 shares of its Series A Preferred Stock (“Series A Stock”) together with Warrants to purchase shares of its Common Stock (“Preferred Warrant”) at a price of $5.00 per share. The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant, after deducting the estimated offering expenses incurred by the Company were approximately $2,700,000.

At any time from November 17, 2014, the date of Closing, and prior to October 20, 2019 (the “Put/Call Exercise Period”), the investors may exercise a right to purchase and require the Company to sell up to an additional 700,000 shares of Series A Stock. If the investors have not exercised this right during the Put/Call Exercise Period, the Company may exercise a right to cause and require the investors to purchase up to an additional 700,000 shares of Series A Stock, for an aggregate purchase price of $3,500,000.

If current and projected revenue growth does not meet estimates, the Company may call upon the remaining Series A Stock available for sale. There are 700,000 Series A Shares available for call by the Company at $5.00 per share.

As of October 31, 2014, cash and cash equivalents amounted to approximately $33,000 and negative working capital of approximately $970,000. This compares to cash and cash equivalents of approximately $258,000 and working capital of approximately $882,000, reflecting a current ratio of 1.2 to 1 as of April 30, 2014.

During the six month period ended October 31, 2014, net cash used in operating activities totaled approximately $256,000. Net loss in the period totaled approximately $2,267,000 and included amortization of debt discount of approximately $750,000. On July 15, 2014, the Company entered into a Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement more fully described in Note 8. In the quarter ended Stock-based compensation expense of approximately $9,000 was recorded and depreciation and amortization expense of approximately $54,000. Inventories decreased by approximately $219,000. The decrease in inventories was a management decision to reduce inventory levels and conserve working capital. Trade receivable decreased by approximately $679,000, primarily the result of reduced revenue from the prior quarter. Accounts payable increased by approximately $810,000, primarily the result the timing of several vendors invoices that were not due on the first half of November. Accrued liabilities decreased by approximately $338,000, primarily the result of a legal settlement that was accrued in fiscal 2014 and paid in full in the first six months of fiscal 2015 ended October 31, 2014. Other current assets increased by approximately $162,000, primarily the result of prepaid insurance that the Company is required to pay for certain insurance coverage at the beginning of the policy period.

Net cash used in investing activities totaled approximately $365,000 and was the result of capitalizing software development costs. On May 1, 2014, the Company determined that technological feasibility for Intelligent Caching Software product was established, and development costs subsequent to that date totaling approximately $365,000 have been capitalized. In December 2014 the Company suspended development of the software product. Prior to May 1, 2014, the Company expensed all development costs related to this product line.

Net cash provided by financing activities totaled approximately $397,000 for the six month period ended October 31, 2014 and consisted of proceeds of $750,000 from the aforementioned Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement. The Company also paid down approximately $353,000 of its bank revolving credit line.

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $250,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $215,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of October 31, 2014.

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory, Inc. (“Shoreline”) and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into Common Stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline Common Stock. The conversion is at the rate of 1% of the outstanding Common Stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of three years and at such time Shoreline would have had to repay the note or the Company would have had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding Common Stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary of the closing of the transaction. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant was exercised, the

Company would have owned 60% of the outstanding Common Stock of Shoreline. The note was executed simultaneously with a Master Services Agreement which details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. On March 27, 2013, the Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline have been terminated with the exception of the amended and restated promissory note. The remaining $275,000 was scheduled to be repaid in accordance with the amended and restated promissory note on July 31, 2013. Shoreline Memory defaulted on the note. The Company set up an allowance for the total $275,000 balance remaining on the amended and restated promissory note at July 31, 2013. During the quarter ended October 31, 2014’s the Company agreed to settle the amount due on the defaulted note for approximately $162,000. The funds were received in escrow on October 31, 2013 and forwarded to the Company on November 1, 2013.

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace an existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at October 31, 2014 totaled approximately $2,616,000 and there was approximately $72,000 of additional availability on that date.

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

Results of Operations

Revenues for the three month period ended October 31, 2014 were $6,880,000 compared to revenues of $7,410,000 for the comparable prior year period. Revenues for the first six months of the current fiscal year were $14,605,000 compared to revenues of $14,777,000 for the comparable prior year period. The decline in volume of approximately 15% in the quarter ended October 31, 2014 compared to the same quarter in the prior year was partially offset by an increase average selling price of approximately 10%. Working capital constraints during the quarter ended October 31, 2014 negatively impacted the Company’s ability to secure material to meet customer demands.

Cost of sales for the three and six months ended October 31, 2014 were $5,871,000 and $12,348,000, respectively versus $5,841,000 and $11,646,000, respectively in the prior year comparable periods. Cost of sales as a percentage of revenues for the three and six months October 31, 2014 were 85% of revenues, respectively versus 79% of revenues, respectively for the same respective prior year periods. The aforementioned working capital constraints have negatively impacted the Company’s ability to take advantage of strategic inventory purchases and as a result increased our material cost as a percentage of revenues.

Engineering expense in the three and six months ended October 31, 2014 were approximately $375,000 and $682,000, respectively, compared to $300,000 and $619,000 for the same respective prior year periods. The Company has been developing computer software for its storage caching product line. On May 1, 2014, the Company determined that technological feasibility for the product was established, and development costs subsequent to that date totaling approximately $365,000 have been capitalized. During the Quarter ended October 31, 201 the company capitalized approximately $223,000 of development expense. In the Quarter ended July 31, 2014 the Company capitalized approximately $142,000 of development expense. In December 2014 the Company suspended development of the software product. Prior to May 1, 2014, the Company expensed all development costs related to this product line.

Selling, general and administrative (S,G&A) expense for the three and six month period ended October 31, 2014 totaled $1,667,000 and $3,311,000, respectively, compared to $1,630,000 and $3,670,000 for the same prior year periods. The decrease in this year’s six month expense of approximately $359,000 is primarily the result of recording approximately $113,000 of bad debt expense in the comparable prior year period. The expense related to a note receivable default, more fully described in note 8. The balance of the decrease in S,G&A expense is reduced sales and marketing cost as the company continues to focus on reducing expenses.

Other income (expense), net for the three and six month period ended October 31, 2014 totaled $696,000 and $892,000 of expense, respectively, compared to expense of $80,000 and $164,000, for the same prior year periods. Other expense in the three month period ended October 31, 2014 consisted of primarily $683,000 of interest expense and approximately $13,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. The interest expense recorded in the quarter ended October 31, 2014 includes a non cash interest charge of approximately $617,000 recorded for the amortization of debt discount as a result of the issuance of the subordinated convertible notes and interest expense of approximately $66,000 on the Company’s revolving bank credit line. Other expense in the three month period ended October 31, 2013 consisted of interest expense of $92,000 and approximately $11,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar. For the six month period ended October 31, 2014 other expense of approximately $892,000 consisted of primarily $877,000 of interest expense and approximately $15,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. The interest expense recorded in six months ended October 31, 2014 includes a non cash interest charge of approximately $750,000 recorded for the amortization of debt discount as a result of the issuance of the subordinated convertible notes and interest expense of approximately $127,000 on the Company’s revolving bank credit line. For the six month period ended October 31, 2013 other expense of $164,000, consisted of interest expense of approximately $176,000 and approximately $12,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar was recorded.

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

Foreign exchange gains and losses arising from the settlement of monetary items or from the translation of exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the profit and loss for the period.

The Company has been developing computer software for its storage caching product line. On May 1, 2014, the Company determined that technological feasibility for the product was established, and development costs subsequent to that date totaling approximately $365,000 have been capitalized. In December 2014 the Company suspended development of the software product. Prior to May 1, 2014, the Company expensed all development costs related to this product line. Prior to May 1, 2014, the Company expensed all development costs related to this product line.

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

The carrying value of goodwill of approximately $1,084,000 is not amortized, but is tested annually as of March 31, the annual anniversary of the acquisition, as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. In the quarter ended October 31, 2014, and April 30, 2014 the Company concluded that no impairment of goodwill is required.

Warrants –The pricing model the Company uses for determining fair values for warrants is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including deferred income tax asset valuation allowances and certain other reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and sales returns, inventory reserves, the deferred income tax asset valuation allowance and other operating allowances and accruals. Actual results could differ from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Accounting Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal ProceEdinGS

We were party to litigation with the landlord for the property previously leased by the Company in Ivyland, Pennsylvania, which we vacated at the expiration of the lease. The case was commenced in the United States District Court for the Eastern District of Pennsylvania. The landlord claimed that the Company failed to restore the property to its original condition. On July 30, 2013, the District Judge ruled that the Company is required to restore the property to the condition that existed as of January 11, 2006, without making any factual findings on the extent of the Company’s liability. However, in order to avoid further cost, resources and legal fees, the Company agreed to settle this matter, which requires three (3) payments of $75,000 to be remitted to the landlord (i) on the signing of the Settlement Agreement; (ii) within forty five (45) days of the Settlement Agreement; and (iii) within ninety (90) days of the Settlement Agreement. The Company also agreed to relinquish its right to the $52,000 security deposit in the possession of the landlord. The Company has fully paid the $225,000 settlement.

Item 1A. Risk Factors.

Additional Risk Factors

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, other than the following:

ISAAC CAPITAL GROUP CAN ACCUMULATE A CONTROLLING SHARE OF THE COMPANY AND THEREFORE DECIDE MATTERS SUBJECT TO FUTURE VOTES OF STOCKHOLDERS.

The Isaac Capital Group maintains a substantial equity position in the Company and as a result of the sale of the Series A Preferred Stock, the Isaac group could accumulate in excess of the 50% required to control stockholder votes requiring in excess of 50% of voting shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No reportable event.

Item 3. Defaults upon Senior Securities.

No reportable event.

Item 4. MINE SAFETY DISCLOSURES

No reportable event.

Item 5. Other Information.

No reportable event.

Item 6. Exhibits.

Exhibit No	Description

31(a)*	Rule 13a-14(a) Certification of John H. Freeman.

31(b)*	Rule 13a-14(a) Certification of Anthony M. Lougee.

32(a)**	Section 1350 Certification of John H. Freeman (furnished not filed).

32(b)**	Section 1350 Certification of Anthony M. Lougee (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* File herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATARAM CORPORATION

Date: December 22, 2014	By:	/s/ Anthony M. Lougee
Controller, Chief Accounting Officer

