Form 10-Q
period 2015-01-31
DATARAM CORP
filed 2015-03-20
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of March 20, 2015, there were 2,726,012 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation

Consolidated Balance Sheets

January 31, 2015 and April 30, 2014

	January 31, 2015	April 30, 2014
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$446,145	$257,633
Accounts receivable, less allowance for doubtful accounts and sales returns of $140,000 at January 31, 2015 and $220,000 at April 30, 2014	2,865,373	3,662,898
Inventories	2,268,166	2,291,038
Other current assets	206,862	7,227
Total current assets	5,786,546	6,218,796

Property and equipment, at cost:
Machinery and equipment	479,961	450,961
Leasehold improvements	607,867	607,867
	1,087,828	1,058,828
Less: accumulated depreciation and amortization	927,025	840,026
Net property and equipment	160,803	218,802

Other assets	49,210	51,160
Capitalized software development costs	365,424	—
Goodwill	1,083,555	1,083,555
	$7,445,538	$7,572,313
Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$2,461,310	$2,969,857
Accounts payable	1,274,190	1,438,748
Accrued liabilities	251,565	927,944
Convertible notes payable, net of discount	600,000	—
Convertible notes payable related parties, net of discount	150,000	—
Total current liabilities	4,737,065	5,336,549

Other liabilities related party	197,079	250,826
Total liabilities	4,934,144	5,587,375

Stockholders' equity:
Preferred Stock, 600,000 shares outstanding at January 31, 2015	1,776,903	—
Common stock, par value $1.00 per share.
Authorized 54,000,000 shares; issued and outstanding 2,593,012 at January 31, 2015 and 2,410,512 at April 30, 2014	2,593,012	2,410,512
Additional paid-in capital	21,678,078	20,236,093
Shares to be issued	60,000	—
Accumulated deficit	(23,596,599)	(20,661,667)
Total stockholders' equity	2,511,394	1,984,938
	$7,445,538	$7,572,313

See accompanying notes to consolidated financial statements.

Dataram Corporation

Consolidated Statements of Operations

Three and Nine Months Ended January 31, 2015 and 2014

(Unaudited)

	2015		2014
	Three Months	Nine Months	Three Months	Nine Months

Revenues	$8,050,557	$22,655,310	$7,641,079	$22,418,038

Costs and expenses:
Cost of sales	6,845,904	19,193,718	6,223,013	17,869,323
Engineering	257,827	575,116	303,942	922,961
Selling, general and administrative	1,537,144	4,848,436	1,910,085	5,580,085
Gain on asset disposal	—	—	(17,916)	(120,916)
	8,640,875	24,617,270	8,419,124	24,251,453

Loss from operations	(590,318)	(1,961,960)	(778,045)	(1,833,415)

Other income (expense):
Interest expense, net	(67,550)	(944,582)	(69,831)	(245,826)
Currency gain (loss), net	(10,336)	(25,540)	1,090	12,633
Total other expense, net	(77,886)	(970,122)	(68,741)	(233,193)

Loss before income taxes	(668,204)	(2,932,082)	(846,786)	(2,066,608)

Income tax expense	—	2,850	—	—
Net loss	$(668,204)	$(2,934,932)	$(846,786)	$(2,066,608)
Less preferred stock dividends	1,628,000	1,628,000	—	—
Net loss allocated to common shareholders	$(2,296,204)	$(4,562,932)	$(846,786)	$(2,066,608)

Net loss per share of common stock
Basic	$(.90)	$(1.85)	$(.40)	$(1.08)
Diluted	$(.90)	$(1.85)	$(.40)	$(1.08)

See accompanying notes to consolidated financial statements.

Dataram Corporation

Consolidated Statements of Cash Flows

Nine Months Ended January 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(2,934,932)	$(2,066,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	—	(120,916)
Amortization of deferred gain on sale leaseback	(53,747)	—
Depreciation and amortization	86,999	266,400
Bad debt expense	31,678	174,859
Amortization of debt discount	750,000	—
Stock-based compensation expense	14,148	43,399
Changes in assets and liabilities:
Decrease in accounts receivable	765,847	326,122
Decrease in inventories	22,872	630,853
Decrease (increase) in other current assets	(199,635)	15,452
Decrease in other assets	1,950	6,532
Increase (decrease) in accounts payable	(164,558)	149,822
Decrease in accrued liabilities	(676,379)	(11,551)
Net cash (used in) operating activities	(2,355,757)	(585,636)
Cash flows from investing activities:
Additions of property and equipment	(29,000)	—
Software development cost	(365,424)	—
Sale of property and equipment	—	500,000
Net cash (used in) provided by investing activities	(394,424)	500,000
Cash flows from financing activities:
Net borrowings (payments) under revolving credit line	(508,547)	(133,757)
Proceeds from issuance of convertible notes and warrants	750,000	—
Net proceeds from sale of preferred shares	2,697,240	—
Payments under related party note payable	—	(800,000)
Net proceeds from sale of common shares	—	695,491
Net cash provided by (used in) financing activities	2,938,693	(238,266)

Net increase (decrease) in cash and cash equivalents	188,512	(323,902)

Cash and cash equivalents at beginning of period	257,633	324,235

Cash and cash equivalents at end of period	$446,145	$333

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$2,850	$—
Interest	$194,582	$256,665

Supplemental disclosures of cash flow information:
Debt discount on convertible notes payable	$750,000	$—
Non-cash preferred stock dividends	$1,628,000	$—

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION

Consolidated Statements of Stockholders’ Equity

Nine Months Ended January 31, 2015

(Unaudited)

	Common	APIC	Preferred	Shares	Retained	Total
	Stock		Stock	to be Issued	Deficit	Equity
Balance at April 30, 2014	$2,410,512	$20,236,093	$—	$—	$(20,661,667)	$1,984,938

Net loss					(2,934,932)	(2,934,932)

Stock-based compensation expense		14,148				14,148

Fair value detachable warrants		562,000				562,000

Beneficial conversion feature of convertible notes payable		188,000				188,000

Common shares issued in connection with sales of preferred stock	182,500	(182,500)				0

Preferred shares issued		920,337	1,776,903			2,697,240

Non-cash preferred stock dividend		(60,000)		60,000		0

Balance at January 31, 2015	$2,593,012	$21,678,078	$1,776,903	$60,000	$(23,596,599)	$2,511,394

See accompanying notes to consolidated financial statements.

Dataram Corporation

Notes to Consolidated Financial Statements

January 31, 2015 and 2014

(Unaudited)

(1) Description of Business and Significant Accounting Policies

Since 1967, Dataram Corporation (“Dataram” or the “Company”) has been a leading independent manufacturer of memory products and provider of performance solutions. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, HP, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers.  Dataram manufactures its memory in-house to meet three key criteria - quality, compatibility, and selection - and tests its memory for performance and original equipment manufacturer (OEM) compatibility as part of the production process.  With memory designed for over 50,000 systems and with products that range from energy-efficient DDR4 modules to legacy SDR offerings, Dataram offers one of the most complete portfolios in the industry.   Backed by in-depth quality test programs, nearly fifty years of manufacturing expertise, and a limited lifetime warranty, Dataram memory products are built to last.  The company is a CMTL Premier Participant and ISO 9001 (2008 Certified). Its products are fully compliant with JEDEC Specifications.

Dataram’s customers include an international network of distributors, resellers, retailers, OEM customers and end users.

Dataram competes with several other large independent memory manufacturers and the OEMs noted above.  The primary raw material used in producing memory boards is dynamic random access memory (DRAM) chips. The purchase cost of DRAMs is the largest single component of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAM chips.

In addition to memory products, Dataram offers solutions that provide our customers significant and quantifiable cost savings (reduction in total cost of ownership) while helping them manage end-of-life transitions.  These include:

•	Design and engineering services
•	Contract and flexible manufacturing to accommodate special customer needs
•	Simulation labs for testing and validation
•	Financial programs and trade-in / trade-up programs to allow customers to optimize memory procurements
•	Software tools to assess memory needs and optimize memory deployment and application performance

Dataram has four business lines which provide complimentary solutions to the market.  Each has a different customer focus and “go to market” approach.  They are:

•	Princeton Memory
•	Micro Memory Bank (MMB)
•	MemoryStore.com
•	18004Memory.com

The Princeton Memory Business provides innovative new memory products that support enterprise / mission critical need; custom and high end memory solutions for most demanding customers ranging from enterprise and data center segments to power users and gamers; provides solutions to extend the density memory options available to customers.  The business also provides:

•	Memory Solutions Services:
–	Performance optimization, total cost of computing reduction consulting
–	Engineering and design services for embedded applications
5

–	Proof of concept engagements
–	Customized consignment programs
–	Product on-demand offerings
–	Installation services
•	Software: products that improve application and computing performance
•	Buy-back program: in conjunction with the MMB business, provides customers with opportunity to “trade-in” existing memory as part of a sale with trade-in credited towards purchase of new memory

The Micro Memory Bank business provides new and refurbished memory products which are not commonly available.  These solutions extend the life of the system where memory is no longer available by the OEM, helping companies avoid the cost of additional hardware expenditures.  The business also provides:

•	Brokerage services: makes opportunistic purchases of excess surplus inventories for less than market price; also buys unknown inventory which is then opened, cataloged, and sometimes refurbished.
•	Buy-back program: works with Princeton business to provide customers with opportunity to “trade-in” existing memory as part of a sale with trade-in credited towards purchase of new memory. Memory traded-in is refurbished and then sold.
•	Technology recycling program: provides end of life recycling services to customers across all IT hardware categories including laptops, desktops, workstations, servers, main frames, hubs and switches.

Operating since 1994, 18004Memory.com provides a one-stop source for new and refurbished memory products used in desktops, laptops, notebooks, servers, MAC systems, printers, digital cameras, PDAs, MP3 players, and more.  They provide memory upgrades for all major brands including Compaq, Dell, Apple, Hewlett-Packard, Toshiba, IBM, Gateway, Sony, Fujitsu, Acer.  Products are backed by a limited lifetime warranty on all computer memory and 30-day money back guarantee

The Memorystore.com business provides a one-stop web source for “Dataram Value Memory” products used in desktops, laptops, notebooks, servers, workstations, and MAC systems.  Dataram Value Memory is memory specifically designed and tested to meet industry standards.  It is purchased by customers who know the exact technical specifications of the memory they need. Dataram Value Memory is fully compliant with JEDEC Specifications.  It is 100-percent tested and backed by a limited lifetime warranty.

In fiscal 2009, the Company acquired certain assets of Micro Memory Bank, Inc. ("MMB"), a privately held corporation.  The acquisition expanded the Company's memory product offerings and routes to market.

The Company was incorporated in New Jersey in 1967 and made its initial public offering in 1968.  Its common stock, $1 par value (the "Common Stock"), was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market (now the NASDAQ Stock Market) where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 777 Alexander Park, Princeton, New Jersey 08540, its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is located at http://www.dataram.com. Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, are available on the Company’s website free of charge.

Liquidity and Basis of Presentation

The information for the three and nine months ended January 31, 2015 and 2014 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2014 included in the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2014 balance sheet has been derived from these statements.

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2014, 2013 and 2012, the Company incurred losses in the amounts of approximately $2,609,000, $4,625,000 and $3,259,000, respectively. Net cash used in operating activities totaled approximately $1,554,000, $3,882,000 and $1,218,000 for the fiscal years ended April 30, 2014, 2013 and 2012, respectively. In the nine months ended January 31, 2015 the Company incurred losses of approximately $2,995,000, and used net cash in operations totaled approximately $2,356,000.

On July 15, 2014, the Company entered into a Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”) governing the issuance of $750,000 aggregate principal amount of Subordinated Secured Convertible Bridge Notes (the “Bridge Notes”) and Warrants (the “Bridge Warrants”).  The Bridge Notes and Bridge Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors (the “Institutional Investors”) and $150,000 aggregate principal amount of the Bridge Notes to certain members of management, officers and directors of the Company (collectively, “Management”). The Bridge Notes, the initial maturity date of which was October 15, 2014 (which was subject to a three-month extension at the option of the holders that occurred; see below), are convertible into shares of the Company’s common stock. The initial conversion price for Institutional Investors is $2.50 per share (which was subsequently reduced; see below), and the initial conversion price for Management is equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $2.94. The Bridge Notes are secured obligations of the Company and bear interest at a rate of 8% per year. The Bridge Warrants are exercisable for five years after the closing date of the Purchase Agreement, or July 15, 2019. For each $1,000 of principal amount of Bridge Notes, the holder received 1,200 Bridge Warrants, each exercisable for the purchase of one share of the Company’s common stock. Each holder is entitled to exercise one-third of all Bridge Warrants received at an exercise price of $3.00, one-third of all Bridge Warrants received at an exercise price of $3.50, and one-third of all Bridge Warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $2.94. Pursuant to the terms of the Purchase Agreement, and the waiver and consent agreement signed with the Institutional Investors the Company has agreed to register for re-sale the shares underlying the Bridge Notes and the Bridge Warrants on or before February 15, 2015, which did not occur. The Company intends to file a registration statement in the quarter ending April 30, 2015.

On October 15, 2014, the original maturity date of the Bridge Notes, the Bridge Notes were extended to January 15, 2015 for all holders of the Bridge Notes. On November 17, 2014 the Company closed the sale of 600,000 shares of its Series A Preferred Stock (the “Series A Stock”), which together the waiver and consent agreement, resulted in the reduction of the conversion price of the Bridge Notes held by the Institutional Investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90-day extensions were provided to the institutional investors, which could extend the final maturity date to July 15, 2015. The extensions expired on January 15, 2015 and at the quarter ended January 31, 2015 the Bridge Notes were in default. The Company paid off approximately $42,500 of the notes and received extensions from all Bridge note holders except for one holder of an $80,000 Bridge Note, which extend the maturity date to July 15, 2015 from the Bridge Note holders prior to this filing. The Company continues to accrue interest on the Bridges Notes. In the event the Bridge Notes are converted to equity, their incremental fair value will be recognized in the consolidated statement of operations. The Company has also advised Rosenthal and Rosenthal, Inc. of the default on the Bridge Notes which is a default under our finance agreement.

As disclosed above, on November 17, 2014 the Company closed a private placement of 600,000 shares of its Series A Stock, together with immediately exercisable, five-year warrants to purchase shares of its common stock (the “Preferred Warrants”), at a price of $5.00 per share of Series A Stock to certain otherwise unaffiliated Institutional Investors (the “Series A Investors”). The Series A Stock is convertible into shares of the Company’s common stock in an amount initially calculated (subject to adjustment) by dividing the $5.00 stated value of each share of Series A Stock by $2.00. The Preferred Warrants have an initial exercise price of $2.50 per share (subject to adjustment). The net proceeds to the Company from the sale of these securities, after deducting the estimated offering expenses incurred by the Company, were approximately $2,697,000.

At any time from November 17, 2014, and prior to October 20, 2019 (the “Put/Call Exercise Period”), the Series A Investors may exercise a right to purchase and require the Company to sell up to an additional 700,000 shares of Series A Stock on terms identical to the terms for the original sale of the Series A Stock, except that, upon such exercise, no additional Preferred Warrants are granted. If the Series A Investors have not exercised this right in full during the Put/Call Exercise Period, the Company may exercise a right to cause and require the Series A Investors to purchase any or all of such otherwise un-purchased 700,000 shares of Series A Stock on terms identical to the terms for the original sale of the Series A Stock, except that, upon such exercise, no additional Preferred Warrants are granted, in either case for an aggregate purchase price of up to $3,500,000.

If current and projected revenue growth does not meet estimates, the Company may call upon the remaining Series A Stock available for sale. The Company has 673,400 Series A Shares available for call by the Company at $5.00 per share.

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

Advertising

Advertising is expensed as incurred and amounted to approximately $23,000 and $84,000 in the three and nine months periods ended January 31, 2015, respectively compared to approximately $25,000 and $115,000 in the comparable prior year periods.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the “Expenses – Income Taxes Topic” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position.  There are no material unrecognized tax positions in the financial statements. As of January 31, 2015, the Company had Federal and state net operating loss (“NOL”) carry-forwards of approximately $25,600,000 and $24,000,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2034 for Federal tax purposes and 2016 and 2034 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements at January 31, 2015 and April 30, 2014.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and nine months ended January 31, 2015 and 2014 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options and warrants outstanding as their effect would be anti-dilutive. The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the three-and nine-month periods ended January 31, 2015 and 2014.

	Three Months ended January 31, 2015
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(2,296,204)	2,564,751	$(.90)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(2,296,204)	2,564,751	$(.90)

	Three Months ended January 31, 2014
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(846,786)	2,104,662	$(.40)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(846,786)	2,104,662	$(.40)

	Nine Months ended January 31, 2015
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(4,562,932)	2,461,925	$(1.85)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(4,562,932)	2,461,925	$(1.85)

	Nine Months ended January 31, 2014
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(2,066,608)	1,919,517	$(1.08)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options	$(2,066,608)	1,919,517	$(1.08)

Diluted net loss per common share for the three and nine month periods ended January 31, 2015 and 2014 do not include the effect of options to purchase 256,580 and 287,746 shares, respectively, of common stock because they are anti-dilutive. Diluted net loss per common share for the three and nine month periods ended January 31, 2015 and 2014 do not include the effect of warrants to purchase 2,975,775 and 221,875 shares of common stock, respectively because they are anti-dilutive. Diluted net loss per common share for the three and nine month periods ended January 31, 2015 does not include 600,000 preferred shares because they are anti-dilutive.

Common Stock Repurchases

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 83,333 shares of the Company’s common stock. On April 10, 2012, the Company announced the additional authorization to repurchase up to 138,000 shares of the Company’s common stock which at that time made the total available for purchase up to 166,667 shares. In the quarter ended July 31, 2012, the Company repurchased 22,944 shares for a total cost of $142,262. The 22,944 shares purchased were cancelled in fiscal 2013. Subsequently, the Company has not repurchased any shares. As of January 31, 2015, the total number of shares authorized for purchase under the program is 136,408 shares.

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

Our consolidated statements of operations for the three and nine month periods ended January 31, 2015 include approximately $5,000 and $14,000 of stock-based compensation expense, respectively. The three-and nine- month periods ended January 31, 2014 include approximately $5,000 and $43,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments and, as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes Pricing Model.

A summary of option activity for the nine months ended January 31, 2015 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (1)	Aggregate intrinsic value

Balance April 30, 2014	264,244	$12.42	4.46	$14,750

Expired	(16,000)	$15.42	—	—
Balance January 31, 2015	248,244	$12.23	4.03	—
Exercisable January 31, 2015	235,744	$12.75	3.81	—
Expected to vest January 31, 2015	224,000	$12.23	3.81	—

(1)	This amount represents the weighted average remaining contractual life of stock options in years.

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

(2) Related Party Transactions

During the three-month periods ended January 31, 2015 and 2014, the Company purchased inventories for resale totaling approximately $228,000 and $872,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). During the nine-month periods ended January 31, 2015 and 2014, the Company purchased inventories for resale totaling approximately $1,001,000 and $2,336,000, respectively, from Sheerr Memory. Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as the general manager of its Micro Memory business unit and is an executive officer of the Company. Approximately $6,000 and $271,000 of accounts payable in the Company’s consolidated balance sheets as of January 31, 2015 and April 30, 2014, respectively, is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to January 31, 2015 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

During the three-month periods ended January 31, 2015 and 2014, the Company purchased inventories for resale totaling approximately $276,000 and $432,000, respectively, from Keystone Memory Group (“Keystone Memory”). During the nine-month periods ended January 31, 2015 and 2014, the Company purchased inventories for resale totaling approximately $802,000 and $770,000, respectively, from Keystone Memory. Keystone Memory’s owner is a relative of Mr. Sheerr. Approximately $41,000 and $27,000 of accounts payable in the Company’s consolidated balance sheets as of January 31, 2015 and April 30, 2014 are payable to Keystone Memory. Keystone Memory offers the Company trade terms of net due and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Keystone Memory subsequent to January 31, 2015 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

On December 14, 2011, the Company entered into a Note and Security Agreement with Mr. Sheerr. The agreement provides for secured financing of up to $2,000,000. The Company is obligated to pay monthly, interest equal to 10% per annum calculated on a 360-day year of the outstanding loan balance. Principal is payable in 60 equal monthly installments, beginning on July 15, 2012. The Company may prepay any or all sums due under this agreement at any time without penalty. The Company has borrowed the full $2,000,000 available under this agreement. Principal amounts due under this obligation are $33,333 per month which began on July 15, 2012.

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

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 gain on sale in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $250,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $197,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of January 31, 2015.

(3) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and marketable securities, the cash balance at January 31, 2015, was $446,145.

(4) Accounts Receivable

Accounts receivable consists of the following categories:

	January 31, 2015	April 30, 2014
Trade receivables	$2,872,774	$3,757,408
Other receivables	132,599	125,490
Allowance for doubtful accounts and sales returns	(140,000)	(220,000)
	$2,865,373	$3,662,898

(5) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at January 31, 2015 and April 30, 2014 consist of the following categories:

	January 31, 2015	April 30, 2014
Raw materials	$1,637,739	$1,576,238
Work in process	28,432	63,631
Finished goods	601,995	651,169
	$2,268,166	$2,291,038

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

(7) Goodwill and Intangible Assets

Goodwill:

The carrying value of goodwill of approximately $1,084,000 is not amortized, but is tested annually as of March 31, the annual anniversary of the acquisition, as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. In the quarter ended January 31, 2015, and at April 30, 2014 the Company concluded no impairment is required.

Intangible Assets:

The Company estimates that it has no significant residual value related to its intangible assets. Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. The intangible assets were fully amortized in the fiscal year ended April 30, 2014.

(8) Financing Agreements

The Company amended and restated its Note and Security Agreement with Mr. Sheerr as of October 31, 2013, The Company sold certain equipment and furniture for a purchase price of $500,000 under a sale leaseback transaction to Mr. Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $966,667 at October 31, 2013. The Company was obligated to pay monthly interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal was payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. On April 30, 2014 the note was paid in full.

As of October 31, 2013, the Company entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold by the Company to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments with the remainder of approximately $322,000 gain on sales to be recognized in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $250,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $197,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of January 31, 2015.

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory, Inc. (“Shoreline”) and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into common stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline common stock. The conversion is at the rate of 1% of the outstanding common stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of July 30, 2015. At such time Shoreline would have had to repay the note or the Company would have had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase up to 30% of the outstanding common stock of Shoreline at the time of exercise, which the warrant expires September 28, 2018. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant was exercised, the Company would have owned 60% of the outstanding common stock of Shoreline. The note was executed simultaneously with a Master Services Agreement that details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. On March 27, 2013, the Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline have been terminated with the exception of the amended and restated promissory note. The remaining $275,000 was scheduled to be repaid in accordance with the amended and restated promissory note on July 31, 2013. Shoreline Memory defaulted on the note. The Company set up an allowance for the total $275,000 balance remaining on the amended and restated promissory note at July 31, 2013. During the quarter ended October 31, 2013 the Company agreed to settle the amount due on the defaulted note for approximately $162,000. The funds were received in escrow on October 31, 2013 and forwarded to the Company on November 1, 2013.

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace an existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at January 31, 2015 totaled approximately $2,461,000 and there was approximately $142,000 of additional availability on that date.

On July 15, 2014, the Company entered into the Purchase Agreement governing the issuance of $750,000 aggregate principal amount of Bridge Notes and Bridge Warrants. The Bridge Notes and Bridge Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain Institutional investors and $150,000 aggregate principal amount of the Bridge Notes to certain members of Management. The Bridge Notes, the initial maturity date of which was October 15, 2014 (which was subject to a three-month extension at the option of the holders that occurred; see below), are convertible into shares of the Company’s common stock. The initial conversion price for Institutional Investors is $2.50 per share (which was subsequently reduced; see below), and the initial conversion price for Management is equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $2.94. The Bridge Notes are secured obligations of the Company and bear interest at a rate of 8% per year. The Bridge Warrants are exercisable for five years after the closing date of the Purchase Agreement, or July 15, 2019. For each $1,000 of principal amount of Bridge Notes, the holder received 1,200 Bridge Warrants, each exercisable for the purchase of one share of the Company’s common stock. Each holder is entitled to exercise one-third of all Bridge Warrants received at an exercise price of $3.00, one-third of all Bridge Warrants received at an exercise price of $3.50, and one-third of all Bridge Warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $2.94. Pursuant to the terms of the Purchase Agreement, the Company has agreed to register for re-sale the shares underlying the Bridge Notes and the Bridge Warrants.

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 17, 2014 the Company closed the sale of 600,000 shares of its Series A Stock, which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90-day extensions were provided to the institutional investors, which could extend the final maturity date to July 15, 2015. The extensions expired on January 15, 2015 and at the quarter ended January 31, 2015 the Bridge Notes were in default. The Company paid off approximately $42,500 of the notes and received extensions from all Bridge note holders except for one holder of an $80,000 Bridge Note, which extend the maturity date to July 15, 2015 from the Bridge Note holders prior to this filing. The Company continues to accrue interest on the Bridges Notes. In the event the Bridge Notes are converted to equity, their incremental fair value will be recognized in the consolidated statement of operations. The Company has also advised Rosenthal and Rosenthal, Inc. of the default on the Bridge Notes which is a default under our finance agreement.

The pricing model the Company used for determining fair values of the Bridge Warrants is the Black-Scholes Pricing Model. The model uses market-sourced inputs such as interest rates, dividend yields, market prices and volatilities. The risk-free interest rate used of 1.26% is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the Bridge Warrants. Expected dividend yield assumes the current dividend rate of zero. Expected volatility of approximately 100% was calculated using the daily closing price over a five-year period of the Company’s Common Stock.

The value of the Bridge Warrants was derived and used as a basis to allocate the proceeds received between the Bridge Warrants and Bridge Notes. The proportionate value ascribed to the Bridge Warrants amounted to approximately $562,000 and was reflected as a discount on notes payable. Further the Company estimated a value of beneficial conversion feature of approximately $188,000 (limited to the amount of proceeds allocated to the notes payable) and reflected such as an additional discount on the bridge notes. The discount on notes payable is being amortized using the straight line amortization over ninety days. This resulted in a non-cash interest charge of approximately $617,000 in the quarter ended October 31, 2014 and approximately $133,000 in this year’s fiscal first quarter ended July 31, 2014.

(9) Sales of Securities

On May 11, 2011, the Company and certain investors entered into a securities purchase agreement in connection with a registered direct offering, pursuant to which the Company agreed to sell an aggregate of 295,833 shares of its Common Stock and warrants to purchase a total of 221,875 shares of its Common Stock to such investors for aggregate net proceeds of approximately $2,998,000. The Common Stock and warrants were sold in fixed combinations, with each combination consisting of one share of Common Stock and 0.75 of one warrant, with each whole warrant exercisable for one share of Common Stock. The purchase price was $11.28 per fixed combination. The warrants became exercisable six months and one day following the closing date of the offering and will remain exercisable for five years thereafter at an exercise price of $13.56 per share. The exercise price of the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% of the Common Stock. After the one year anniversary of the initial exercise date of the warrants, the Company had the right to call the warrants for cancellation for $.006 per warrant in the event that the volume weighted average price of the Common Stock for 20 consecutive trading days exceeds $27.12.

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

On November 17, 2014, the Company completed a private placement of 600,000 shares of its Series A Stock together with the Preferred Warrants to purchase shares of its common stock at a price of $5.00 per share, in accordance with the Series A Preferred Stock Purchase Agreement dated October 20, 2014 (the “Purchase Agreement”). The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrants, after deducting the estimated offering expenses incurred by the Company were approximately $2,697,000.

At any time from November 17, 2014, and prior to October 20, 2019 (the “Put/Call Exercise Period”), the investors may exercise a right to purchase and require the Company to sell up to an additional 700,000 shares of Series A Stock. If the investors have not exercised this right during the Put/Call Exercise Period, the Company may exercise a right to cause and require the investors to purchase up to an additional 700,000 shares of Series A Stock, for an aggregate purchase price of $3,500,000. Neither party can refuse the put or call. If the maximum additional shares are sold/purchased, the gross proceeds to the Company would be $3,500,000.

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

The Holders of the Series A Stock will receive preferential cumulative dividends at the rate of 8% per annum (equivalent to a fixed annual payment of $0.40 per share). The dividends are payable in shares of common stock and shall be valued at the weighted average price of the Company’s common stock over the ten (10) consecutive trading days ended on the second trading day immediately before the payment date. As of January 1, 2015, the Company was in the process of issuing approximately 27,500 shares in settlement of the first dividend payment. The value of these shares is therefore presented on the consolidated balance sheets as Shares to be issued.

The company also issued 182,500 common shares and 90,000 warrants for common shares in exchange for professional services and fees related to the sale of the Series A Stock. The fair value of the warrants is recorded as a simultaneous increase and decrease to additional paid in capital and is therefore not presented on the consolidated statement of stockholders’ equity. The fair value of the common shares is presented as a charge to APIC, with a corresponding increase to common stock related to the par value of the shares issued. The proceeds from the private placement were allocated between the Series A Stock, warrants and the put/call feature based upon their relative fair values. The fair value of the preferred stock was determined utilizing the ‘as converted’ method as the prominent feature driving the value of the instrument was deemed to be underlying value of the common stock to which the instrument was convertible into.

Fair value of the warrants was determined using the Black-Scholes Pricing Model. The model uses market-sourced inputs such as interest rates, dividend yields, market prices and volatilities. The risk-free interest rate used of 1.64% is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the Warrants. Expected dividend yield assumes the current dividend rate of zero. Expected volatility of approximately 93% was calculated using the daily closing price over a five year period of the Company’s Common Stock. The warrants have a strike price of $2.50 and are exercisable for a period of 5 years.

Fair value of the put and call was determined using the Black-Scholes Pricing Model. The model uses market-sourced inputs such as interest rates, dividend yields, market prices and volatilities. The risk-free interest rate used of 1.64% is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the Put/Call. Expected dividend yield assumes the contracted rate of 8%. Expected volatility of approximately 93% was calculated using the daily closing price over a five year period of the Company’s Common Stock. The Put/Call has a strike price of $5.00 and are exercisable for a period of approximately 5 years. The fair value of the underlying preferred shares was based on the as converted value of the underlying common shares which was approximately $5.58 as of the issuance date.

Post allocation of proceeds, the Company evaluated the embedded conversion feature within the Series A stock and determined that based upon its effective conversion rate that a beneficial conversion feature existed and required recognition. Such beneficial conversion feature was measured as the intrinsic value between the market price of the common stock on the commitment date and the effective conversion rate of the instrument and amounted to $1,568,000. Given the Preferred A Stock does not have a stated redemption date, this entire discount was immediately recognized as a non-cash dividend. Such dividend was recognized as a reduction to additional paid in capital due to the retained deficit position of the company. Accordingly, the recognition of the beneficial conversion feature resulted in a simultaneous increase and decrease to APIC for $1,568,000 and is therefore not presented on the consolidated statement of stockholders’ equity.

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

(11) Financial Information by Geographic Location

The Company currently operates in one business segment which develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and nine months ended January 31, 2015 and 2014 by geographic region are as follows:

	Three months ended January 31, 2015	Nine months ended January 31, 2015
United States	$6,913,663	$19,243,219
Europe	1,017,452	3,015,695
Other (principally Asia Pacific Region)	119,442	396,396
Consolidated	$8,050,557	$22,655,310

	Three months ended January 31, 2014	Nine months ended January 31, 2014
United States	$6,246,904	$18,562,000
Europe	830,553	2,359,604
Other (principally Asia Pacific Region)	563,622	1,496,434
Consolidated	$7,641,079	$22,418,038

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

(13) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, trade receivables and note receivable. At January 31, 2015 the Company had one customer that represented approximately 17% of accounts receivable. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. In regard to trade receivables, the Company performs ongoing evaluations of its customers' financial condition as well as general economic conditions and, generally, requires no collateral from its customers.

(14) Subsequent Events

On February 2, 2015, the Company completed a private placement of 26,600 shares of its Series A Stock (“Series together with Preferred Warrants to purchase shares of its common stock at a price of $5.00 per share, in accordance with the Series A Preferred Stock Purchase Agreement dated October 20, 2014 (the “Purchase Agreement”). The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant were approximately $133,000.

On February 2, 2015, the Company issued and sold an aggregate of 183,000 restricted shares of its common stock at a price of $2.00 per share and five-year warrants to purchase and additional 183,000 shares with an exercise price of $2.50 per share, of which 50,000 shares were purchased by David A Moylan the Company’s CEO. The net proceeds to the Company from the sale of the restricted common stock and warrants (exclusive of any exercise thereof) were approximately $366,000.

On February 4, 2015, Dataram Corporation (the “Company” or “we”) received a letter dated February 4, 2015, from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying us that we no longer comply with NASDAQ’s audit committee requirements as set forth in listing Rule 5605. Such Rule requires that our Audit Committee have a minimum of three members, each of whom is an independent director.  Concurrently with our appointment of David A. Moylan as interim President and CEO, he resigned his position as a member of our Audit Committee. As a result, our Audit Committee currently has two members, each of whom is an independent director – Michael E. Markulec and Richard D. Butler Jr.

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

The Company was incorporated in New Jersey in 1967 and made its initial public offering in 1968. Its common stock, $1 par value (the "Common Stock") was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market (now The NASDAQ Stock Market) where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 777 Alexander Park, Princeton, New Jersey 08540, its telephone number is (609) 799-0071, its fax number is (609) 799-6734 and its website is located at http://www.dataram.com. Proxy Statements on schedule 14A, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, are available on the Company’s website free of charge.

Liquidity and Capital Resources

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2014, 2013 and 2012, the Company incurred losses in the amounts of approximately $2,609,000, $4,625,000 and $3,259,000, respectively. Net cash used in operating activities totaled approximately $1,554,000, $3,882,000 and $1,218,000 for the fiscal years ended April 30, 2014, 2013 and 2012, respectively. In the nine months ended January 31, 2015 the Company incurred losses of approximately $2,935,000 and used net cash in operations totaled approximately $2,356,000.

On October 15, 2014, the original maturity date of the Bridge Notes, the Bridge Notes were extended to January 15, 2015 for all holders of the Bridge Notes. On November 17, 2014 the Company closed the sale of 600,000 shares of its Series A Preferred Stock (the “Series A Stock”), which together the waiver and consent agreement, resulted in the reduction of the conversion price of the Bridge Notes held by the Institutional Investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90-day extensions were provided to the institutional investors, which could extend the final maturity date to July 15, 2015. The extensions expired on January 15, 2015 and at the quarter ended January 31, 2015 the Bridge Notes were in default. The Company paid off approximately $42,500 of the notes and received extensions from all Bridge note holders except for one holder of an $80,000 Bridge Note, which extend the maturity date to July 15, 2015 from the Bridge Note holders prior to this filing. The Company continues to accrue interest on the Bridges Notes. In the event the Bridge Notes are converted to equity, their incremental fair value will be recognized in the consolidated statement of operations. The Company has also advised Rosenthal and Rosenthal, Inc. of the default on the Bridge Notes which is a default under our finance agreement.

As disclosed above, On November 17, 2014 the company completed a private placement of 600,000 shares of its Series A Stock together with Preferred Warrants to purchase shares of its Common Stock at a price of $5.00 per share. The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant, after deducting the estimated offering expenses incurred by the Company were approximately $2,697,000.

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

If current and projected revenue growth does not meet estimates, the Company may call upon the remaining Series A Stock available for sale. There are currently 620,200 Series A Shares available for call by the Company at $5.00 per share.

As of January 31, 2015, cash and cash equivalents amounted to approximately $446,000 and working capital of approximately $896,000, reflecting a current ratio of 1.2 to 1 as of January 31, 2015. This compares to cash and cash equivalents of approximately $258,000 and working capital of approximately $882,000, reflecting a current ratio of 1.2 to 1 as of April 30, 2014.

During the nine months period ended January 31, 2015, net cash used in operating activities totaled approximately $2,356,000. Net loss in the period totaled approximately $2,935,000 and included amortization of debt discount of approximately $750,000. On July 15, 2014, the Company entered into a Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement more fully described in Note 8. In the quarter ended Stock-based compensation expense of approximately $14,000 was recorded and depreciation and amortization expense of approximately $87,000. Inventories decreased by approximately $23,000. Trade receivable decreased by approximately $766,000, primarily the result of timing of payments from several of the Company’s largest customers. Accounts payable increased by approximately $165,000. Accrued liabilities decreased by approximately $676,000, of which $225,000 was the result of a legal settlement that was accrued in fiscal 2014 and paid in full in the first six months of fiscal 2015. In the quarter ended January 31, 2015 the Company changed the employee vacation policy resulting in approximately $166,000 reduction in accrued expense. The Company has also reduced employee compensation related accrued expenses by approximately $125,000. Other current assets increased by approximately $200,000, primarily the result of prepaid material purchases to be used to fulfill customer requirements.

Net cash used in investing activities totaled approximately $394,000, primarily the result of capitalizing software development costs. On May 1, 2014, the Company determined that technological feasibility for Intelligent Caching Software product was established, and development costs subsequent to that date totaling approximately $365,000 have been capitalized. In December 2014 the Company suspended development of the software product. Prior to May 1, 2014, the Company expensed all development costs related to this product line. The company also purchased $29,000 of property and equipment.

Net cash provided by financing activities totaled approximately $2,939,000 for the nine month period ended January 31, 2015 and consisted of proceeds of $750,000 from the aforementioned Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement. The Company also recorded net proceeds of approximately $2,697,000 from the aforementioned private placement of 600,000 shares of its Series A Stock together with Warrants to purchase shares of its Common Stock. The Company also paid down approximately $509,000 of its bank revolving credit line.

As of October 31, 2013, the Company entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $250,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $197,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of January 31, 2015.

On July 30, 2012, a Convertible Senior Promissory Note was executed by and between Shoreline Memory, Inc. (“Shoreline”) and the Company whereby the Company could lend up to $1,500,000 to Shoreline in exchange for interest payments at prime plus 3.0% and the right to convert the amount outstanding into Common Stock of Shoreline on or before its maturity date. Each time the Company advanced money under the note, the Company was granted 1% of the outstanding Common Stock of Shoreline for every $100,000 advanced up to a maximum of 15%. This was in addition to the 15% allowable under the conversion of the note and the warrant to acquire 30% of Shoreline Common Stock. The conversion is at the rate of 1% of the outstanding Common Stock for each $100,000 converted up to a maximum of 15%. This note had a maturity date of three years and at such time Shoreline would have had to repay the note or the Company would have had to convert the note into Common Stock. The note was secured by all the assets of Shoreline and Shoreline Capital Management Ltd. (“Shoreline Capital”) as guarantor. Also executed with the note was a warrant to purchase 30% of the outstanding Common Stock of Shoreline at the time of exercise and the warrant expires sixty days after the third anniversary of the closing of the transaction. The warrant prescribed a formula to determine the price per share at the time of exercise. If all the amounts under the note were advanced and converted and the full warrant was exercised, the Company would have owned 60% of the outstanding Common Stock of Shoreline. The note was executed simultaneously with a Master Services Agreement which details the parameters under which the Company and Shoreline would have fulfilled orders from Shoreline’s primary customer. On July 31, 2012, the Company advanced $375,000 under the note and an additional $375,000 on August 1, 2012. The purpose of the loan was to fund startup expenses and to prepay initial orders. On February 19, 2013, the Company received $50,000 from Shoreline and, on February 22, 2013, the Company received an additional $200,000 from Shoreline as a partial repayment of their loan. On March 27, 2013, the Company reached an agreement to terminate its relationship with Shoreline. At closing, the Company received an additional $225,000 as a partial repayment of the loan in connection with the termination of all agreements with Shoreline. The promissory note bears interest at the rate of 6% and is guaranteed by Shoreline Memory, Inc., Shoreline Capital Management Ltd and Trevor Folk. All agreements with Shoreline have been terminated with the exception of the amended and restated promissory note. The remaining $275,000 was scheduled to be repaid in accordance with the amended and restated promissory note on July 31, 2013. Shoreline Memory defaulted on the note. The Company set up an allowance for the total $275,000 balance remaining on the amended and restated promissory note at July 31, 2013. During the quarter ended October 31, 2014 the Company agreed to settle the amount due on the defaulted note for approximately $162,000. The funds were received in escrow on October 31, 2013 and forwarded to the Company on November 1, 2013.

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace an existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at January 31, 2015 totaled approximately $2,461,000 and there was approximately $142,000 of additional availability on that date.

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

Results of Operations

Revenues for the three-month period ended January 31, 2015 were $8,051,000 compared to revenues of $7,641,000 for the comparable prior year period, an increase of approximate 5%. Revenues for the first nine months of the current fiscal year were $22,655,000 compared to revenues of $22,418,000 for the comparable prior year period. The decline in average selling price of approximately 5% for the nine months ended January 31, 2015 was offset by an increase volume of approximately 6% from the comparable prior year period.

Cost of sales for the three and nine months ended January 31, 2015 were $6,845,000 and $19,194,000, respectively versus $6,223,000 and $17,869,000, respectively in the prior year comparable periods. Cost of sales as a percentage of revenues for the three and nine months ended January 31, 2015 were 85% of revenues, versus 81% and 80% of revenues, respectively for the same respective prior year periods. Working capital constraints have negatively impacted the Company’s ability to take advantage of strategic inventory purchases and as a result increased our material cost as a percentage of revenues.

Engineering expense for the three and nine months ended January 31, 2015 were approximately $258,000 and $575,000, respectively, compared to $304,000 and $923,000 for the same respective prior year periods. The Company has been developing computer software for its storage caching product line. On May 1, 2014, the Company determined that technological feasibility for the product was established, and development costs subsequent to that date totaling approximately $365,000 have been capitalized. During the Quarter ended October 31, 2014 the company capitalized approximately $223,000 of development expense. In the Quarter ended July 31, 2014 the Company capitalized approximately $142,000 of development expense. In December 2014 the Company suspended development of the software product. Prior to May 1, 2014, the Company expensed all development costs related to this product line.

Selling, general and administrative (S,G&A) expense for the three and nine month period ended January 31, 2015 totaled $1,537,000 and $4,848,000, respectively, compared to $1,910,000 and $5,580,000 for the same prior year periods. The decrease in this year’s third quarter and nine month SG&A expense of approximately $373,000 and $732,000, respectively, is primarily the result of reduced sales and marketing cost as the Company continues to focus on reducing expenses. Approximately $126,000 of reduced expense for the three and nine months ended January 31, 2015 is the aforementioned change in the Company’s employee vacation policy.

Other income (expense), net for the three and nine month period ended January 31, 2015 totaled $78,000 and $970,000 of expense, respectively, compared to expense of $69,000 and $233,000, for the same prior year periods.  Other expense in the three month period ended January 31, 2015 consisted of primarily $68,000 of interest expense and approximately $10,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. For the nine month period ended January 31, 2015 other expense of approximately $970,000 consisted of primarily $945,000 of interest expense and approximately $25,000 of foreign currency transaction losses, primarily as a result of the EURO weakening relative to the US dollar. The interest expense recorded in the nine months ended January 31, 2015 includes a non cash interest charge of approximately $750,000 recorded for the amortization of debt discount as a result of the issuance of the subordinated convertible notes and interest expense of approximately $195,000 on the Company’s revolving bank credit line. For the nine month period ended January 31, 2014 other expense of $233,000, consisted of interest expense of approximately $246,000 and approximately $13,000 of foreign currency transaction gains, primarily as a result of the EURO strengthening relative to the US dollar.

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

The carrying value of goodwill of approximately $1,084,000 is not amortized, but is tested annually as of March 31, the annual anniversary of the acquisition, as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. In the quarter ended January 31, 2015, and April 30, 2014 the Company concluded that no impairment of is required.

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

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Accounting Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal ProceEdinGS

We were party to litigation with the landlord for the property previously leased by the Company in Ivyland, Pennsylvania, which we vacated at the expiration of the lease. The case was commenced in the United States District Court for the Eastern District of Pennsylvania.  The landlord claimed that the Company failed to restore the property to its original condition.  On July 30, 2013, the District Court Judge ruled that the Company was required to restore the property to the condition that existed as of January 11, 2006, without making any factual findings on the extent of the Company’s liability. However, in order to avoid further cost, resources and legal fees, the Company agreed to settle this matter, which required three payments of $75,000 to be remitted to the landlord (i) on the signing of the Settlement Agreement; (ii) within forty-five days of the Settlement Agreement; and (iii) within ninety days of the Settlement Agreement.  The Company also agreed to relinquish its right to the $52,000 security deposit in the possession of the landlord. The Company fully paid the $225,000 settlement as scheduled.

As disclosed in our Current Report on Form 8-K, filed with the Securities and Exchange Commission. on December 18, 2014, effective as of the close of business on December 17, 2014, we terminated our agreement with MPP Associates, Inc., pursuant to which Marc P. Palker had been providing CFO services to us. In connection with such termination, MPP Associates and Mr. Palker have jointly retained counsel, who has communicated with our special labor and employment counsel. On March 12, 2015, we received a copy of a complaint, styled Marc Palker, Complainant, v. Dataram Corporation, Respondent, that Mr. Palker filed against us with the United States Department of Labor Occupational Safety and Health Administration. As of the date of this Current Report, “OSHA” has not assigned a case number. Mr. Palker alleges certain violations of the employee protection provisions of the Sarbanes-Oxley Act of 2002. We believe that his allegations are fully without merit and will defend ourselves vigorously in this administrative proceeding.

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

Item 3. Defaults upon Senior Securities.

As disclosed above, The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain Institutional Investors and $150,000 aggregate principal amount of the Bridge Notes to certain members of Management. After certain extensions, to the Bridge Notes became due on January 15, 2015. The extensions expired on January 15, 2015 and at the quarter ended January 31, 2015 the Bridge Notes were in default. The Company paid off approximately $42,500 of the notes and received extensions from all Bridge note holders except for one holder of an $80,000 Bridge Note, which extend the maturity date to July 15, 2015 from the Bridge Note holders prior to this filing. The Company continues to accrue interest on the Bridges Notes. In the event the Bridge Notes are converted to equity, their incremental fair value will be recognized in the consolidated statement of operations. The Company has also advised Rosenthal and Rosenthal, Inc. of the default on the Bridge Notes which is a default under our finance agreement.

Item 4. MINE SAFETY DISCLOSURES

No reportable event.

Item 5. Other Information.

No reportable event.

Item 6. Exhibits.

Exhibit No	Description

31(a)*	Rule 13a-14(a) Certification of David A. Moylan.

31(b)*	Rule 13a-14(a) Certification of Anthony M. Lougee.

32(a)**	Section 1350 Certification of David A. Moylan (furnished not filed).

32(b)**	Section 1350 Certification of Anthony M. Lougee (furnished not filed).

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* File herewith

** Furnished herewith

*** To be filed by amendment

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATARAM CORPORATION

Date: March 20, 2015	By:	/s/ Anthony M. Lougee
Controller, Chief Accounting Officer

