Form 10-Q/A
period 2015-01-31
DATARAM CORP
filed 2015-03-23
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Dataram Corporation for the quarterly period ended January 31, 2015 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2015, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits.

Exhibit No	Description

31(a)*	Rule 13a-14(a) Certification of David A. Moylan.

31(b)*	Rule 13a-14(a) Certification of Anthony M. Lougee.

32(a)*	Section 1350 Certification of David A. Moylan (furnished not filed).

32(b)*	Section 1350 Certification of Anthony M. Lougee (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATARAM CORPORATION

Date: March 23, 2015	By:	/s/ Anthony M. Lougee
Controller, Chief Accounting Officer