Form 10-K
period 2015-04-30
DATARAM CORP
filed 2015-08-07
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015.

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

Registrant’s telephone number, including area code: (609) 799-0071

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

See definition of “accelerated filer and large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell-company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant’s most recently completed second quarter, October 31, 2014, was $5,303,126.

The number of shares of Common Stock outstanding on July 29, 2015 was 2,801,012 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)  Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year (Definitive Proxy Statement), are incorporated into Part III hereof.

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

EXPLANATORY NOTE

The Company has prepared and presented the accompanying financial statements for the two years in the period ended April 30, 2015 in accordance with SEC Regulation S-X. The Financial statements for the year ended April 30, 2015 include the audit opinion of our registered public accounting firm dated August 7, 2015. The Financial statements for the year ended April 30, 2014 were audited by our predecessor auditor whose audit opinion was dated July 29, 2014.The Company requested, but has not received as of the date of this filing, the predecessor auditor’s approval to reissue its previously issued Audit Report covering the financial statements for the year ended April 30, 2014. Upon receipt of the reissued Report from the predecessor auditor, the Company will file an amendment to this Annual Report to include the Report.

PART I

Item 1.  BUSINESS

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

Dataram has four business lines which provide complimentary solutions to the market.  Each has a different customer focus and “go to market” approach. They are:

•	Dataram / Princeton Memory

•	Micro Memory Bank (MMB)

•	MemoryStore.com

•	18004Memory.com

The Dataram / Princeton Memory Business provides innovative new memory products that support enterprise / mission critical need; custom and high end memory solutions for most demanding customers ranging from enterprise and data center segments to power users and gamers; provides solutions to extend the density memory options available to customers.  The business also provides:

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

Operating since 1994, 18004Memory.com web property provides a one-stop source for new and refurbished memory products used in desktops, laptops, notebooks, servers, MAC systems, printers, digital cameras, PDAs, MP3 players, and more.  They provide memory upgrades for all major brands including Compaq, Dell, Apple, Hewlett-Packard, Toshiba, IBM, Gateway, Sony, Fujitsu, Acer.  Products are backed by a limited lifetime warranty on all computer memory and 30-day money back guarantee.

The Memorystore.com web property provides a one-stop web source for “Dataram Value Memory” products used in desktops, laptops, notebooks, servers, workstations, and MAC systems.  Dataram Value Memory is memory specifically designed and tested to meet industry standards.  It is purchased by customers who know the exact technical specifications of the memory they need. Dataram Value Memory is fully compliant with JEDEC Specifications.  It is 100-percent tested and backed by a limited lifetime warranty.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q along with our Code of Conduct and Ethics are available through our corporate website at www.Dataram.com. A copy of this Annual Report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The public may also download these materials from the Securities and Exchange Commission’s website at http://www.sec.gov. Any amendments to, and waivers of, our Code of Conduct and Ethics will be posted on our corporate website.

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

Generally, growth in the memory market closely follows both the growth in unit shipments of system vendors and the growth of memory requirements per system. There has been a recent acceleration in the growth of memory requirements per system driven the deployment of virtualization solutions, high performance computing, and big data.

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

Products

The Company's principal business is the development, manufacture and marketing of memory modules which can be installed initially or, added to various enterprise servers and workstations to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for the Company and other independent memory manufacturers is straightforward and allows for the use of many standard components.

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

In the fourth quarter of fiscal year ended April 30, 2015, with the recommendation of the board of directors, the Company chose to terminate its agreement with AMD to manufacture and sell memory modules for the consumer market branded as AMD under the name Radeon to refocus on its core strength of memory products for the business market.

Distribution

The Company sells its memory products to OEMs, distributors, value-added resellers and larger end-users. The Company has sales and/or marketing support offices in New Jersey, USA, France, and Denmark.

Product Warranty and Service

Management believes that the Company's reputation for the reliability of its memory products and the confidence of prospective purchasers in the Company's ability to provide service over the life of the product are important factors in making sales. As a consequence, the Company adopted a Limited Lifetime Warranty program for its memory products. The economic useful life of the computer systems to which the Company's memory modules are attached is almost always substantially less than the physical useful life of the Company's memory products. Thus, our memory products are unlikely to "wear out." The Company's experience is that less than 1% of all the products it sells are returned under the Lifetime Warranty.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the previous fiscal years ended April 30, 2015 and 2014, the Company has incurred losses in the amounts of approximately $3,829,000 and $2,609,000, respectively.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. We may raise additional working capital by obtaining financing, raising capital through the sales of equity and or debt securities and upon future profitable operations. We may also seek to reduce our expenses. For example, the Company began taking aggressive measures in late November 2014 to increase the efficiency of its operations and improve the affordability of its products and services. To date, the Company has implemented actions resulting in approximately $3.5 million in annual cash savings for Dataram Corporation. These cost reductions have been achieved through organizational realignment, space reduction, network optimization, benefits improvements, contract renegotiations, and improved purchasing and supply management. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to seek out opportunities to reduce overhead expenses to meet revenues. These factors raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the classification of liabilities that might be necessary in the event we cannot continue in operations.

On November 12, 2014, the Company completed a private placement of 600,000 shares of its Series A Preferred Stock (“Series A Stock”) together with Warrants to purchase shares of its common stock (“Preferred Warrant”) at a price of $5.00 per share, in accordance with the Series A Preferred Stock Purchase Agreement dated October 20, 2014 (the “Purchase Agreement”). The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant, after deducting the estimated offering expenses incurred by the Company were approximately $2,700,000. At any time from November 17, 2014, the date of Closing, and prior to October 20, 2019 (the “Put/Call Exercise Period”), and the investors may exercise a right to purchase and require the Company to sell up to an additional 700,000 shares of Series A Stock. If the investors have not exercised this right during the Put/Call Exercise Period, the Company may exercise a right to cause and require the investors to purchase up to an additional 700,000 shares of Series A Stock, for an aggregate purchase price of $3,500,000.

On February 2, 2015, the Company completed a private placement of 26,600 shares of its Series A Stock (“Series together with Preferred Warrants to purchase and additional 66,500 shares at an exercise of its common stock at a price of $2.5 per share, in accordance with the Purchase Agreement. The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant were approximately $133,000. As of April 30, 2015 the Company has remaining 673,400 Series A shares available.

Working Capital Requirements

Credit Facility

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace the existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at April 30, 2015 totaled approximately $2,109,000 and there was no additional availability on that date.

Plan of Operation

The Company has been experiencing losses due to the decline and instability of DRAM prices, poor investment and capital allocation decisions. It is uncertain how long the current level of DRAM pricing will continue, or whether or when prices will rise in the near future. Until such time that the Company can raise prices, it will continue to seek alternative methods of generating profits and cash flow. For example, the Company continues to pursue product diversification, either by development or as a contract manufacturer. Additionally, the Company will continue to identify joint ventures, strategic partnerships and business combination opportunities. There can be no assurance that any of these initiatives will mature to profitability and positive cash flow, or even occur.

Sales of Securities

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

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 17, 2014 the Company closed the sale of 600,000 shares of its Series A Stock, which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90-day extensions were provided to the institutional investors, which could extend the final maturity date to July 15, 2015. The extensions expired on January 15, 2015 and at the quarter ended January 31, 2015 the Bridge Notes were in default. The Company paid off approximately $42,500 of the Notes and received extensions from all Bridge Note holders except for one holder of an $80,000 Bridge Note, which extend the maturity date to January 15, 2016 from the Bridge Note holders. The Company continues to accrue interest on the Bridges Notes. In the event the Bridge Notes are converted to equity, their incremental fair value will be recognized in the consolidated statement of operations. The Company has also advised Rosenthal and Rosenthal, Inc. of the default on the Bridge Notes which is a default under our finance agreement.

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

At any time from November 17, 2014, and prior to October 20, 2019 (the “Put/Call Exercise Period”), the investors may exercise a right to purchase and require the Company to sell up to an additional 700,000 shares of Series A Stock. If the investors have not exercised this right during the Put/Call Exercise Period, the Company may exercise a right to cause and require the investors to purchase up to an additional 700,000 shares of Series A Stock, for an aggregate purchase price of $3,500,000. Neither party can refuse the put or call. Holders of the Series A Stock shall initially have the right to convert such shares of Series A Stock into the number of authorized but previously unissued shares of the Company’s common stock obtained by dividing the stated value of each share of Series A ($5.00) by $2.00. For each share of Series A Stock, the investors received 2.5 Preferred Warrants to purchase the Company’s common stock at an exercise price of $2.50 per share. The Preferred Warrants are exercisable immediately for a period of five years from the date of closing. The exercise price of the Preferred Warrants is subject to adjustments in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the Preferred Warrants may be limited if upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% of the Company’s Common Stock.

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

On February 2, 2015, the Company completed a private placement of 26,600 shares of its Series A Stock (“Series together with Preferred Warrants to purchase and additional 66,500 shares at an exercise of its common stock at a price of $2.5 per share, in accordance with the Purchase Agreement. The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant were approximately $133,000.

On February 2, 2015, the Company issued and sold an aggregate of 183,000 restricted shares of its common stock at a price of $2.00 per share and five-year warrants to purchase an additional 316,000 shares with an exercise price of $2.50 per share, of which 50,000 shares were purchased by David A Moylan, the Company’s CEO. The net proceeds to the Company from the sale of the restricted common stock and warrants (exclusive of any exercise thereof) were approximately $365,000.

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

Engineering

The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors' new product developments, and the Company evaluates and tests major components as they become available. The Company designs prototype memory modules and subjects them to reliability testing procedures. The Company incurred engineering costs of $768,000 in the fiscal year ended April 30, 2015 and $1,186,000 in the fiscal year ended April 30, 2014.

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

Backlog

The Company expects that all of the backlog on hand will be filled during the current fiscal year and most in the first quarter of the fiscal year ending April 30, 2016. The Company's backlog at April 30, 2015 was $98,000 at April 30, 2014 was $216,000. Product backlog at any point in time may not translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer.

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

The Company believes that its 48-year reputation for providing quality products is an important factor to its customers when making a purchase decision. To strengthen this reputation, the Company has a comprehensive lifetime warranty program which provides customers with added confidence in buying from the Company. See “Item 1 --Business-Product Warranty and Service.”

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

Employees

As of April 30, 2015, the Company had 27 full-time salaried employees and 15 hourly employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environmental

Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company did not make any material expenditure for environmental control facilities in the current fiscal year, nor do we expect to make material expenditure in the fiscal year ending April 30, 2016.

Financial information about geographic area sales

For the last two fiscal years the Company has had sales in the following geographic areas:

REVENUES (000's)
Export

Fiscal	U.S.	Europe	Other*	Consolidated
2015	$23,285	$3,785	$1,188	$28,258
2014	$24,917	$3,431	$2,051	$30,399

PERCENTAGES
Export

Fiscal	U.S.	Europe	Other*	Consolidated
2015	82.4%	13.4%	4.2%	100.0%
2014	82.0%	11.3%	6.7%	100.0%

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

Our largest stockholder, Isaac Capital Group, holds significant control over our common stock and Series A Preferred Stock and may be able to control our Company indefinitely.

The Isaac Capital Group currently has beneficial ownership of approximately 23% of our outstanding common stock, including shares of Series A Preferred Stock convertible into shares of common stock, and therefore has considerable influence over the outcome of all matters submitted to our shareholders for approval, including the election of directors, and the approval of significant corporate transactions.

Failure to satisfy NASDAQ continued listing rule.

For the fiscal year ended April 30, 2015 our shareholder’s equity was less the $2,500,000 and we are in non- compliance with the applicable shareholder’s equity requirement for continued listing on The NASDAQ Capital Market. Our failure to comply with the shareholder’s equity requirement may subject our securities to delisting from NASDAQ. The Company intends to present its plan to evidence and sustain compliance with all applicable requirements for continue listing on NASDAQ.

Our independent auditors have issued a going concern opinion and, if we are unable to obtain bank financing, raise capital or generate enough cash from operations to sustain our business, then we may have to liquidate assets or curtail our operations.

In its audit report dated August 7, 2015 for the fiscal years ended April 30, 2015, the opinion of our independent registered public accounting firm, Anton & Chia LLP, included an emphasis paragraph as to the uncertainty of our ability to continue as a going concern. Most notably, significant recurring net losses through April 30, 2015 raise substantial doubt about our ability to continue as a going concern. During the fiscal year ended April 30, 2015, we incurred a net loss to common shareholders of $3,829,000. We will need to generate significant revenues in order to achieve profitability.

We have incurred net losses in recent years and our future profitability is not assured.

For the fiscal years ended April 30, 2015 and 2014, we incurred net losses of approximately $3,829,000 and $2,609,000, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

We are likely to need additional financing, but our access to capital funding is uncertain.

As of April 30, 2015, we had cash, cash equivalents and marketable securities totaling $327,000. During the year then ended, we had a net loss of $3,829,000 and used cash in operating activities of $2,581,000. We believe our existing capital resources should be sufficient to fund the activities contemplated by our current operating plan into the third quarter of the fiscal year ending April 30, 2015. We intend to seek external funding prior to that time, however, most likely through bank debt and the issuance and sale of securities. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

Our access to capital funding is uncertain. We do not have committed external sources of funding, and we may not be able to obtain additional funds on acceptable terms, or at all. During the fiscal year ended April, 30 2015, we implemented cost-containment initiatives through the restructuring of our workforce and we could implement other cost-containment initiatives in the future. Such cost-containment initiatives could result in a temporary lack of focus and reduced productivity amongst our work force which could adversely impact our prospects for product sales and profitability. We might also need to sell or license our technologies on terms that are not favorable to us, which could also adversely affect our prospects for profitability. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

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

On November 12, 2014, the Company completed a private placement of 600,000 shares of its Series A Preferred Stock (“Series A Stock”) together with Warrants to purchase shares of its common stock (“Preferred Warrant”) at a price of $5.00 per share, in accordance with the Series A Preferred Stock Purchase Agreement dated October 20, 2014 (the “Purchase Agreement”). The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant, after deducting the estimated offering expenses incurred by the Company were approximately $2,700,000. At any time from November 17, 2014, the date of Closing, and prior to October 20, 2019 (the “Put/Call Exercise Period”), and the investors may exercise a right to purchase and require the Company to sell up to an additional 700,000 shares of Series A Stock. If the investors have not exercised this right during the Put/Call Exercise Period, the Company may exercise a right to cause and require the investors to purchase up to an additional 700,000 shares of Series A Stock, for an aggregate purchase price of $3,500,000.

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

The Company presently has plans to expand its sales of memory products, to develop new business opportunities based on its existing expertise and software, to continue to seek and evaluate possible strategic alliances to enhance its sales, and to develop and monetize additional intellectual property. These plans, however, are subject to modification or replacement by management if it decides that economic, industry, technological, regulatory or other factors warrant a change. In addition, there can be no assurance that the Company will successfully implement all such plans or that circumstance in the marketplace and the economy will allow the implementation of such plans.

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

We may lose an important customer.

During the fiscal year ended April 30, 2015, the largest ten customers accounted for approximately 53% of the Company's revenues and one customer accounted for approximately 20% of the Company's revenues. There can be no assurance that one or more of these customers will not cease or materially decrease their business with the Company in the future and that our financial performance will not be adversely affected thereby.

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

We face competition from OEM’s.

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

We are a party to a number of litigations that could cause us to incur substantial cost to pay substantial damages.

Effective as of the close of business on December 17, 2014, we terminated our agreement with MPP Associates, Inc., pursuant to which Marc P. Palker had been providing CFO services to us. On April 8, 2015, MPP Associates, Inc. and Mr. Palker filed a complaint, styled MPP Associates, Inc. and Marc Palker v. Dataram Corporation, Jon Isaac, David Moylan, Michael Markulec and Richard Butler, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002413-15. MPP Associates, Inc. asserts claims for breach of contract against Dataram for breach of contract and breach of the covenant of good faith and fair dealing.  Mr. Palker asserts a claim against Dataram for breach of contract, alleging that he is a third party beneficiary of the agreement between MPP Associates, Inc. and Dataram.  Mr. Palker also asserts a claim against Dataram and Messrs. Isaac, Moylan, Markulec and Butler for violation of the New Jersey Conscientious Employee Protection Act (“CEPA”), alleging that he was an “employee” of Dataram under the law and that his employment was terminated in retaliation for making lawfully protected objections concerning certain conduct.  Plaintiffs do not demand a specific amount of damages, but instead seek legal damages, compensatory damages, lost earnings and benefits, punitive damages, attorney’s fees with enhancement, costs of suit, and pre-judgment and post-judgment interest. We believe that the allegations are fully without merit and will defend ourselves vigorously in this action.

Effective as of the close of business on January 22, 2015, the company terminated the employment agreement with John H. Freeman, our former Chief Executive Officer. On April 9, 2015, styled John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15. Mr. Freeman asserts claims for breach of contract against Dataram for breach of his employment agreement and breach of a promissory note. Mr. Freeman asserts claims against the company and Messrs. Moylan and Isaac for defamation per se and defamation. Mr. Freeman similarly asserts a claim for defamation against the John Doe defendants. Mr. Freeman does not demand a specific amount of damages, but instead seeks compensatory damages, punitive damages, attorney’s fees, costs of suit, and pre-judgment interest. We believe that the allegations are fully without merit and will defend ourselves vigorously in this action.

Similarly, on April 10, 2015, the company filed an action against Mr. Freeman, Mr. Palker and MPP Associates, Inc., styled as Dataram Corporation v. John Freeman, Marc Palker and MPP Associates, Inc., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15. The company asserts claims against Mr. Freeman for breach of the duty of loyalty and misappropriation of corporate property/conversion, claims against Messrs. Freeman and Palker for breach of fiduciary duty, and claims against Messrs. Freeman and Palker and MPP Associates, Inc. for fraud.  The company seeks at least $110,640.52 against Mr. Freeman and legal damages, compensatory, consequential, and punitive damages, attorney’s fees, costs of suit, and interest against all defendants. Mr. Freeman filed a counterclaim in this action that mirrors his claim in the action described above.

On June 26, 2015, Alethea Douglas, a former employee, filed a complaint against the Company with the U.S. Equal Employment Opportunity Commission, alleging a claim for age discrimination in connection with the termination of her employment effective May 20, 2015. We believe that the allegations are fully without merit and will defend ourselves vigorously in this action.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

The Company occupies 2,865 square feet of space for administrative, sales, research and development and manufacturing support in Princeton, New Jersey under a lease expiring on April 30, 2020.

The Company leases 17,500 square feet of assembly plant and office space in Montgomery County, Pennsylvania. The lease expires on March 31, 2016.

Rent expense amounted to approximately $432,000 and $629,000 for the fiscal years ended April 30, 2015 and 2014, respectively. Fiscal year ended April 30, 2014 rent expense includes a $225,000 provision to settle a suit against the Company.

Item 3.  LEGAL PROCEEDINGS

Effective as of the close of business on December 17, 2014, we terminated our agreement with MPP Associates, Inc., pursuant to which Marc P. Palker had been providing CFO services to us. On April 8, 2015, MPP Associates, Inc. and Mr. Palker filed a complaint, styled MPP Associates, Inc. and Marc Palker v. Dataram Corporation, Jon Isaac, David Moylan, Michael Markulec and Richard Butler, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002413-15. MPP Associates, Inc. asserts claims for breach of contract against Dataram for breach of contract and breach of the covenant of good faith and fair dealing.  Mr. Palker asserts a claim against Dataram for breach of contract, alleging that he is a third party beneficiary of the agreement between MPP Associates, Inc. and Dataram.  Mr. Palker also asserts a claim against Dataram and Messrs. Isaac, Moylan, Markulec and Butler for violation of the New Jersey Conscientious Employee Protection Act (“CEPA”), alleging that he was an “employee” of Dataram under the law and that his employment was terminated in retaliation for making lawfully protected objections concerning certain conduct.  Plaintiffs do not demand a specific amount of damages, but instead seek legal damages, compensatory damages, lost earnings and benefits, punitive damages, attorney’s fees with enhancement, costs of suit, and pre-judgment and post-judgment interest. We believe that the allegations are fully without merit and will defend ourselves vigorously in this action.

Effective as of the close of business on January 22, 2015, the company terminated the employment agreement with John H. Freeman, our former Chief Executive Officer. On April 9, 2015, styled John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15. Mr. Freeman asserts claims for breach of contract against Dataram for breach of his employment agreement and breach of a promissory note. Mr. Freeman asserts claims against the company and Messrs. Moylan and Isaac for defamation per se and defamation. Mr. Freeman similarly asserts a claim for defamation against the John Doe defendants. Mr. Freeman does not demand a specific amount of damages, but instead seeks compensatory damages, punitive damages, attorney’s fees, costs of suit, and pre-judgment interest. We believe that the allegations are fully without merit and will defend ourselves vigorously in this action.

Similarly, on April 10, 2015, the company filed an action against Mr. Freeman, Mr. Palker and MPP Associates, Inc., styled as Dataram Corporation v. John Freeman, Marc Palker and MPP Associates, Inc., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15. The company asserts claims against Mr. Freeman for breach of the duty of loyalty and misappropriation of corporate property/conversion, claims against Messrs. Freeman and Palker for breach of fiduciary duty, and claims against Messrs. Freeman and Palker and MPP Associates, Inc. for fraud.  The company seeks at least $110,640.52 against Mr. Freeman and legal damages, compensatory, consequential, and punitive damages, attorney’s fees, costs of suit, and interest against all defendants. Mr. Freeman filed a counterclaim in this action that mirrors his claim in the action described above.

On June 26, 2015, Alethea Douglas, a former employee, filed a complaint against the Company with the U.S. Equal Employment Opportunity Commission, alleging a claim for age discrimination in connection with the termination of her employment effective May 20, 2015. We believe that the allegations are fully without merit and will defend ourselves vigorously in this action.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The Common Stock of the Company is traded on the NASDAQ Stock Market under the symbol “DRAM”. As of July 15, 2015 there were approximately 2,000 shareholders of record, which does not include approximately 300 beneficial owners of shares held in the names of brokers or other nominees. The following table sets forth, for the periods indicated, the high and low intraday prices per share of our common stock as reported by the NASDAQ Stock Market.

	2015		2014
	High	Low	High	Low
First Quarter	$3.05	$2.44	$6.19	$2.05
Second Quarter	3.56	2.16	3.40	2.22
Third Quarter	2.66	1.48	3.73	2.16
Fourth Quarter	3.29	2.10	5.43	2.41

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

Years Ended April 30,	2015	2014

Revenues	$28,258	$30,399
Basic loss per share	(2.20)	(1.30)
Diluted loss per share	(2.20)	(1.30)
Current assets	4,656	6,219
Total assets	6,275	7,572
Current liabilities	3,979	5,337
Total stockholders’ equity	2,117	1,985
Cash dividends paid	—	—

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

Results of Operations

The following table sets forth consolidated operating data expressed as a percentage of revenues for the periods indicated.

Years Ended April 30,	2015	2014

Revenues	100.0%	100.0%

Cost of sales	85.2	80.1

Gross profit	14.8	19.9

Engineering	2.7	3.9

Impairment of goodwill	0.0	0.0

Selling, general and administrative	21.8	23.6

Loss from operations	(9.7)	(7.6)

Other income (expense), net	(3.8)	(1.0)

Loss before income tax expense	(13.5)	(8.6)

Income tax expense	0.0	0.0

Net loss	(13.5)%	(8.6)%

Fiscal 2015 Compared With Fiscal 2014

Revenues for the fiscal year ended April 30, 2015 were $28,258,000 compared to $30,399,000 in the fiscal year ended April 30, 2014, a 7% decrease. Average selling prices decreased approximately 6% from the prior year periods, attributable to a decline in the price of DRAM chips, the primary raw material used in the Company’s products.

Revenues for the fiscal years ended April 30, 2015 and 2014 by geographic region were:

	Year ended April 30, 2015	Year ended April 30, 2014
United States	$23,285,000	$24,917,000
Europe	3,785,000	3,431,000
Other (principally Asia Pacific Region)	1,188,000	2,051,000
Consolidated	$28,258,000	$30,399,000

The Company expects that the entire backlog on hand will be filled during the fiscal year ending April 30, 2016 and mostly in the first quarter. The Company's backlog at April 30, 2015 was $98,000. At April 30, 2014, the Company’s backlog was $216,000.

Cost of sales was $24,068,000 in the fiscal year ended April 30, 2015 or 85.2% of revenues compared to $24,353,000 or 80.1% of revenues in the fiscal year ended April 30, 2014. Fluctuations in cost of sales as a percentage of revenues are not unusual and can result from many factors, some of which are a rapid change in the price of DRAMs, or a change in product mix possibly resulting from a large order or series of orders for a particular product or a change in customer mix.

Engineering expense in the fiscal year ended April 30, 2015 was approximately $768,000 versus approximately $1,186,000 in the fiscal year ended April 30, 2014. The Company has capitalized approximately $365,000 of cost related to the maintenance and development of our RAMDisk product in the fiscal year ended April 30, 2015.

Selling, general and administrative expenses were $6,171,000 in the fiscal year ended April 30, 2015 versus $7,181,000 in the fiscal year ended April 30, 2014. The overall reduction in expense was primarily the result of a reduction of employees and related benefit expenses. Stock-based compensation expense was recorded as a component of selling, general and administrative expense and totaled approximately $14,000 in the fiscal year ended April 30, 2015, versus $43,000 in the fiscal year ended April 30, 2015. Intangible asset amortization is recorded as a component of selling, general and administrative expense and totaled approximately $133,000 in the fiscal year ended April 30, 2014 and nil in the fiscal year ended April 30, 2015. The Company also recorded a provision for lease settlement of $225,000 in the fiscal year ended April 30, 2014.

Other income (expense) for the fiscal year ended April 30, 2015 totaled approximately $1,077,000 of expense versus $288,000 of expense in fiscal 2014. Other income (expense) for the fiscal year ended April 30, 2015 includes $1,001,000 of interest expense and $76,000 of foreign currency transaction losses, primarily as a result of the US dollar strengthening against the EURO. The interest expense recorded in fiscal year ended April 30, 2015 includes a non cash interest charge of approximately $750,000 recorded for the amortization of debt discount as a result of the issuance of the subordinated convertible notes and interest expense of approximately $251,000 on the Company’s revolving bank credit line. Other income (expense) for the fiscal year ended April 30, 2014 includes $306,000 of interest expense and $18,000 of foreign currency transaction gains, primarily as a result of the US dollar weakening against the EURO.

The Company’s consolidated statements of operations for the fiscal year ended April 30, 2015 included tax expense of approximately $3,000 that consists of state minimum tax payments. For the fiscal year ended April 30, 2015, the Company had Federal and State net operating loss (“NOL”) carry-forwards of approximately $29,900,000 and $29,400,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2035 for Federal tax purposes and 2016 and 2035 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements for the fiscal years ended April 30, 2015 and 2014.

Liquidity and Capital Resources

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2015 and 2014, the Company incurred losses in the amounts of approximately $3,829,000 and $2,609,000, respectively.

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

As of April 30, 2015, we had cash and cash equivalents totaling $327,000. During the year then ended, we had a net loss of $3,829,000 and used cash in operating activities of $2,581,000. We believe our existing capital resources should be sufficient to fund the activities contemplated by our current operating plan into the second quarter of fiscal 2016. We intend to seek external funding prior to that time, however, most likely through bank debt and the issuance and sale of securities. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

On November 12, 2014, the Company completed a private placement of 600,000 shares of its Series A Preferred Stock (“Series A Stock”) together with Warrants to purchase shares of its common stock (“Preferred Warrant”) at a price of $5.00 per share, in accordance with the Series A Preferred Stock Purchase Agreement dated October 20, 2014 (the “Purchase Agreement”). The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant, after deducting the estimated offering expenses incurred by the Company were approximately $2,700,000. At any time from November 17, 2014, the date of Closing, and prior to October 20, 2019 (the “Put/Call Exercise Period”), and the investors may exercise a right to purchase and require the Company to sell up to an additional 700,000 shares of Series A Stock. If the investors have not exercised this right during the Put/Call Exercise Period, the Company may exercise a right to cause and require the investors to purchase up to an additional 700,000 shares of Series A Stock, for an aggregate purchase price of $3,500,000.

On February 2, 2015, the Company completed a private placement of 26,600 shares of its Series A Stock (“Series together with Preferred Warrants to purchase an additional 66,500 shares at an exercise of its common stock at a price of $2.5 per share, in accordance with the Purchase Agreement. The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant were approximately $133,000. As of April 30, 2015 the Company has remaining 673,400 Series A shares available.

Net cash used in operating activities totaled approximately $2,581,000 for the fiscal year ended April 30, 2015. Net loss totaled approximately $3,829,000 and included stock-based compensation expense of approximately $14,000, depreciation and amortization expense of approximately $127,000 and bad debt expense of approximately $50,000. Amortization of debt discount of approximately $750,000 was recorded. Inventories decreased by approximately $202,000. The decrease in inventories was a management decision to reduce inventory levels and conserve working capital. Accounts payable increased by approximately $559,000. Accrued liabilities decreased by approximately $645,000. Trade receivables decreased by approximately $1,442,000.

Net cash used in investing activities totaled approximately $394,000, primarily the result of capitalizing software development costs. On May 1, 2014, the Company determined that technological feasibility for Intelligent Caching Software product was established, and development costs subsequent to that date totaling approximately $365,000 have been capitalized. In December 2014, the Company suspended development of the software product. Prior to May 1, 2014, the Company expensed all development costs related to this product line. The Company also purchased $29,000 of property and equipment.

Net cash provided by financing activities totaled approximately $3,044,000 and consisted of proceeds of $750,000 from the Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreement. The Company also recorded net proceeds of approximately $2,832,000 from the private placement of 626,600 shares of its Series A Stock together with Warrants to purchase shares of its Common Stock. Additionally, the Company sold 183,000 shares of common stock and warrants to purchase shares of common stock for proceeds of approximately $365,000. The Company also paid down approximately $861,000 of its bank revolving credit line.

The Company amended and restated its Note and Security Agreement with David Sheerr a former executive officer of the Company, as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 under a sale leaseback transaction to Mr. Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $966,667 at October 31, 2013. was obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal is payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. On April 30, 2014 the note was paid in full. Interest expense recorded for the Note in the fiscal year ended April 30, 2014 was approximately $122,000.

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long term portion of $250,000 is reflected in other liabilities long term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long term portion of $179,000 is reflected in other liabilities long term in the consolidated balance sheet as of April 30, 2015.

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace the existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement will bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at April 30, 2015 totaled approximately $2,109,000 and there was no additional availability on that date.

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

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 17, 2014 the Company closed the sale of 600,000 shares of its Series A Stock, which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90-day extensions were provided to the institutional investors, which could extend the final maturity date to July 15, 2015. The extensions expired on January 15, 2015 and at the quarter ended January 31, 2015 the Bridge Notes were in default. The Company paid off approximately $42,500 of the notes and received extensions from all Bridge note holders except for one holder of an $80,000 Bridge Note, which extend the maturity date to January 15, 2016 from the Bridge Note holders prior to this filing. The Company continues to accrue interest on the Bridges Notes. In the event the Bridge Notes are converted to equity, their incremental fair value will be recognized in the consolidated statement of operations. The Company has also advised Rosenthal and Rosenthal, Inc. of the default on the Bridge Notes which is a default under our finance agreement.

On February 2, 2015, the Company completed a private placement of 26,600 shares of its Series A Stock (“Series together with Preferred Warrants to purchase and additional 66,500 shares at an exercise of its common stock at a price of $2.5 per share, in accordance with the Purchase Agreement. The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant were approximately $133,000. As of April 30, 2015 the Company has remaining 673,400 Series A shares available.

On February 2, 2015, the Company issued and sold an aggregate of 183,000 restricted shares of its common stock at a price of $2.00 per share and five-year warrants to purchase an additional 316,000 shares with an exercise price of $2.50 per share, of which 50,000 shares were purchased by David A Moylan, the Company’s CEO. The net proceeds to the Company from the sale of the restricted common stock and warrants (exclusive of any exercise thereof) were approximately $365,000.

At April 30, 2015 the Company had 3,358,275 warrants outstanding with exercise prices between $13.56 and $2.00.

Contractual Obligations

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2015 are as follows:

	Non-Related	Related
	Party	Party	Total
Year ending April 30:
2016	169,000	90,000	259,000
2017	82,000	90,000	172,000
2018	84,000	90,000	174,000
2019	85,000	45,000	130,000
2020	86,000	—	86,000
Thereafter
Total	$506,000	$315,000	$821,000

Purchases

At April 30, 2015, the Company had open purchase orders outstanding totaling $83,000, primarily for inventory items to be delivered in the first three months of the fiscal year ending April 30, 2016. These purchase orders are cancelable.

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

Goodwill – The carrying value of goodwill is not amortized, but is tested annually as of March 31 as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. As of April 30, 2015, management has concluded that no impairment of goodwill is required.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedule	Page

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm – Anton & Chia, LLP	37

Consolidated Balance Sheets as of April 30, 2015 and 2014	38

Consolidated Statements of Operations –	39
Years ended April 30, 2015 and 2014

Consolidated Statements of Cash Flows -	40
Years ended April 30, 2015 and 2014

Consolidated Statements of Stockholders’ Equity -	41
Years ended April 30, 2015 and 2014

Notes to Consolidated Financial Statements -	42
Years ended April 30, 2015 and 2014

All schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of
Dataram Corporation

We have audited the accompanying consolidated balance sheet of Dataram Corporation and Subsidiaries (the “Company”) as of April 30, 2015, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dataram Corporation and Subsidiaries as of April 30, 2015 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

August 7, 2015

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

April 30, 2015 and 2014

(In thousands, except share and per share amounts)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$327	$258
Accounts receivable, less allowance for doubtful accounts and sales returns of $140 at April 30, 2015 and $220 at April 30, 2014	2,171	3,663
Inventories:
Raw materials	911	1,576
Work in process	2	64
Finished goods	1,176	651
	2,089	2,291

Other current assets	69	7
Total current assets	4,656	6,219

Property and equipment:
Machinery and equipment	479	451
Leasehold improvements	609	608
	1,088	1,059
Less accumulated depreciation and amortization	967	840
Net property and equipment	121	219

Other assets	50	51
Capitalized software development cost	365	—
Goodwill	1,083	1,083

Total Assets	$6,275	$7,572

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-revolving credit line	$2,109	$2,970
Accounts payable	880	1,438
Accrued liabilities	282	929
Convertible notes payable, net of discount	600
Convertible notes payable related parties, net of discount	108	—
Total current liabilities	3,979	5,337

Other liabilities – related party	179	250
Total liabilities	4,158	5,587

Commitments and contingencies
Stockholder’s equity:
Preferred Stock, par value $.01 per share. Authorized 1,300,000 share and 626,600 shares outstanding at April 30, 2015	1,857	—
Common stock, par value $1.00 per share. Authorized 54,000,000 shares and 2,776,012 issued and outstanding at April 30, 2015 and 2,410,512 issued and outstanding on April 30, 2014	2,776	2,411
Additional paid-in capital	21,864	20,236
Accumulated deficit	(24,491)	(20,662)
Shares to be issued	111	—
Total stockholders’ equity	2,117	1,985
	$6,275	$7,572

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended April 30, 2015 and 2014
(In thousands, except per share amounts)

	2015	2014

Revenues	$28,258	$30,399
Costs and expenses:
Cost of sales	24,068	24,353
Engineering	768	1,186
Selling, general and administrative	6,171	7,181
	31,007	32,720
Loss from operations	(2,749)	(2,321)

Other income (expense):
Interest income	—	—
Interest expense	(1,001)	(306)
Currency gain (loss)	(76)	18
	(1,077)	(288)

Loss before income tax expense	(3,826)	(2,609)

Income tax expense	3	—

Net loss	$(3,829)	$(2,609)
Less preferred stock dividends	1,759
Net loss allocated to common shareholders	$(5,588)	$(2,609)

Net loss per common share:
Basic	$(2.20)	$(1.30)
Diluted	$(2.20)	$(1.30)

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended April 30, 2015 and 2014
(In thousands)

	2015	2014

Cash flows from operating activities:
Net loss	$(3,829)	$(2,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	300
Bad debt expense	50	186
Stock-based compensation expense	14	43
Amortization of deferred gain in sale leaseback	(71)
Gain on sale of property and equipment	—	(139)
Impairment of goodwill	—	—
Amortization of Debt discount	750	—
Changes in assets and liabilities
Decrease (increase) in accounts and notes receivable	1,442	(689)
Decrease in inventories	202	612
Decrease (increase) in other current assets	(62)	74
Decrease in other assets	1	5
Increase (decrease) in accounts payable	(558)	491
Increase (decrease) in accrued liabilities	(647)	172
Net cash used in operating activities	(2,581)	(1,554)

Cash flows from investing activities:
Additions to property and equipment	(29)	—
Software development costs	(365)	—
Proceeds from sale of property and equipment	—	500
Net cash provided by (used in) investing activities	(394)	500

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	(861)	1,094
Proceeds from issuance of notes and warrants	750	—
Repayment of convertible notes	(42)	—
Net proceeds from sales of preferred shares	2,832	—
Payment of related party note payable	—	(1,667)
Net proceeds from sale of common stock	365	1,561
Net cash provided by financing activities	3,044	988

Net (decrease) increase in cash and cash equivalents	69	(66)
Cash and cash equivalents at beginning of year	258	324
Cash and cash equivalents at end of year	$327	$258

Supplemental disclosure of non-cash financing activities:

Debt discount on convertible notes payable	$750	$—
Non-cash preferred stock dividends	$1,759	$—

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$251	$324
Income taxes	$3	$—

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended April 30, 2015 and 2014

(In thousands)

	Common Stock	APIC	Preferred Stock	Shares to be Issued	Retained Deficit	Total Equity
Balance at April 30, 2013	$1,755	$19,288	$—	$—	$(18,053)	$2,990

Net loss					(2,609)	(2,609)

Stock-based compensation expense		43				43

Issuance of shares and warrants under registered direct offering	656	905				1,561

Balance at April 30, 2014	2,411	20,236	—	—	(20,662)	1,985

Net loss					(3,829)	(3,829)

Stock-based compensation expense		14				14

Fair value detachable warrants		562				562

Beneficial conversion feature of convertible notes payable		188				188

Common shares issued in connection with sales of preferred stock	182	(182)				0

Common sales issued	183	183				366

Preferred shares issued		974	1,857			2,831

Non-cash preferred stock dividend		(111)		111		0

Balance at April 30, 2015	$2,776	$21,864	$1,857	$111	$(24,491)	$2,117

See accompanying notes to consolidated financial statements

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

Liquidity and Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2015 and 2014, the Company incurred losses in the amounts of approximately $3,829,000 and $2,609,000, respectively. Net cash used in operating activities totaled approximately $2,581,000 and $1,554,000, for the fiscal years ended April 30, 2015 and 2014, respectively.

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

If current and projected revenue growth does not meet estimates, the Company may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. These factors raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts. To the extent that the Company’s cash deposits exceed FDIC insurance limits they are uninsured

Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2015	April 30, 2014
Trade receivables	$2,151,000	$3,758,000
VAT receivable	160,000	125,000
Allowance for doubtful accounts and sales returns	(140,000)	(220,000)
	$2,171,000	$3,663,000

Bad debt expense in the fiscal year ended April 30, 2015 was approximately $50,000 compared to $186,000 in fiscal year ended April 30, 2014. As disclosed in Note 2, the Company wrote off approximately $162,000 note receivable Shoreline Capital Management Ltd in fiscal 2014’s second quarter.

Inventories

Inventories, consisting of materials, labor and manufacturing overhead, are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Management provides a reserve against inventory for known or expected inventory obsolescence. The reserve is determined by specific review of inventory items for product age and quality which may affect salability.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed on the straight-line basis. Depreciation and amortization rates are based on the estimated useful lives, which range from two to five years for machinery and equipment and five to six years for leasehold improvements. When property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed from the accounts. Depreciation and amortization expense related to property and equipment for the fiscal years ended April 30, 2015 and 2014 totaled $127,000 and $167,000, respectively.

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

Goodwill and Intangible Assets

Goodwill:

Goodwill – The carrying value of goodwill is not amortized, but is tested annually as of March 31 as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. As of April 30, 2015, management has concluded that no impairment of goodwill is required.

The following table outlines the changes in goodwill for the year ended April 30, 2015:

	2015	2014
Opening balance May 1	$1,083,000	$1,083,000
Contingent purchase price	—	—
Impairment charge	—	—
Goodwill balance April 30	$1,083,000	$1,083,000

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

The Company estimates that it has no significant residual value related to its intangible assets. Intangible assets amortization expense was $nil for fiscal year ended April 30, 2015, $133,000 for fiscal year ended April 30, 2014. As of April 30, 2015, the components of finite-lived intangible assets acquired are as follows:

As of April 30, 2015 the components of finite-lived intangible assets acquired were as follows:

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

The following table sets forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated balance sheets at April 30, 2015:

	Quoted				Total
	Prices in				Reduction
	Active Markets for	Significant Other	Significant		in Fair value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2015	Recorded as of
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	April 30, 2015
Assets:
Goodwill	$—	$—	$1,083,000	$1,083,000	$—
Convertible notes payable, net of discount	$—	$708,000	$—	$708,000	$—
Preferred stock	$—	$1,857,000	$—	$1,857,000	$—

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

Engineering and Research and Development

Research and development costs are expensed as incurred, including Company-sponsored research and development and costs of patents and other intellectual property that have no alternative future use when acquired and in which we had an uncertainty of receiving future economic benefits. Development costs of a computer software product to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Technological feasibility of a computer software product is established when all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications (including functions, features and technical performance requirements) are completed. The Company has capitalized approximately $365,000 of cost related to the maintenance and development of our RAMDisk product in the fiscal year ended April 30, 2015.

Advertising

Advertising is expensed as incurred and amounted to $89,000 and $139,000 in the fiscal years ended April 30, 2015 and 2014, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers’ financial condition, as well as general economic conditions and, generally, requires no collateral from its customers. At April 30, 2015 and 2014, amounts due from one customer totaled approximately 16% and 30%, respectively, of accounts receivable.

In fiscal years ended April 30, 2015 and 2014, the Company had sales to one customer that accounted for approximately 20% and 15%, respectively, of revenues.

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

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share.

	Year ended April 30, 2015
	Loss	Shares	Per share
	(numerator)	(denominator)	amount
Basic net loss per share-net loss and weighted average common shares outstanding	$(5,588,000)	2,538,511	$(2.20)
Effect of dilutive securities-stock options	—	—	—
Diluted net loss per share-net loss, weighted average common shares outstanding and effect of stock options	$(5,588,000)	2,538,511	$(2.20)

	Year ended April 30, 2014
	Loss	Shares	Per share
	(numerator)	(denominator)	amount
Basic net loss per share-net loss and weighted average common shares outstanding	$(2,609,000)	1,999,856	$(1.30)
Effect of dilutive securities-stock options	—	—	—
Diluted net loss per share -net loss weighted average common shares outstanding and effect of stock options	$(2,609,000)	1,999,856	$(1.30)

Diluted net loss per common share does not include the effect of options to purchase 134,079 and 272,580 shares of Common Stock for the years ended April 30, 2015 and 2014, respectively, because they are anti-dilutive. Diluted net loss per common share for the years ended April 30, 2015 and 2014 also does not include the effect of warrants to purchase 3,358,275 and 485,775 shares, respectively, because they are anti-dilutive.

Product Warranty

The majority of the Company’s products are intended for single use; therefore, the Company requires limited product warranty accruals. The Company accrues estimated product warranty cost at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

	Balance	Charges to		Balance
	Beginning	Costs and		End
	of Year	Expenses	Deductions	of Year

Year Ended April 30, 2015	$69,000	$11,000	$(70,000)	$10,000

Year Ended April 30, 2014	$69,000	$9,000	$(9,000)	$69,000

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

Stock-Based Compensation

At April 30, 2015, the Company has stock-based employee and director compensation plans, which are described more fully in Note 6. New shares of the Company’s Common Stock are issued upon exercise of stock options.

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

The Company’s consolidated statement of operations for fiscal year ended April 30, 2015 includes $14,000 of stock based compensation expense. Stock based compensation expense is recognized in the results of operations on a ratable basis over the vesting periods. These stock option grants have been classified as equity instruments, and as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying balance sheet as of April 30, 2015. In fiscal 2014, stock-based compensation expense totaled $43,000. A corresponding increase is reflected in additional paid-in capital for these years. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the fiscal year ended April 30, 2015 is as follows:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise price	contractual life	value(1)

Balance April 30, 2014	264,244	$12.42	4.46	$6,250

Granted		$
Exercised
Expired	(138,498)	$16.00	—	—

Balance April 30, 2015	125,746	$8.48	3.59	$—

Exercisable April 30, 2015	125,746	$8.48	3.59	$—

Vested April 30, 2015	125,746	$8.48	3.59	$—

(1) These amounts represent the difference between the exercise price and the closing price of Dataram Common Stock as of the end of the reporting period, $2.17 on April 30, 2015 as reported on the NASDAQ Stock Markets. There are no in-the-money options outstanding at April 30, 2015.

During fiscal 2015, 12,500 options completed vesting. As of April 30, 2015, all compensation expense related to stock options was recognized. At April 30, 2015, 258,333 shares were authorized for future grant under the Company’s stock option plans.

(2) Financing Agreements

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

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long term portion of $250,000 is reflected in other liabilities long term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long term portion of $179,000 is reflected in other liabilities long term in the consolidated balance sheet as of April 30, 2015.

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

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace the existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at April 30, 2015 totaled approximately $2,109,000 and there was no additional availability on that date.

The weighted average interest rate on amounts borrowed under these agreements at April 30, 2015 and 2014 was 8.5% and 9.4%, respectively. The average dollar amounts borrowed under these agreements for the fiscal years ended April 30, 2015and 2014 were $3,091,000 and $3,327,000, respectively.

(3) Securities Purchase Agreement

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

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 17, 2014 the Company closed the sale of 600,000 shares of its Series A Stock, which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90-day extensions were provided to the institutional investors, which could extend the final maturity date to July 15, 2015. The extensions expired on January 15, 2015 and at the quarter ended January 31, 2015 the Bridge Notes were in default. The Company paid off approximately $42,500 of the notes and received extensions from all Bridge note holders except for one holder of an $80,000 Bridge Note, which extend the maturity date to January 15, 2016 from the Bridge Note holders prior to this filing. The Company continues to accrue interest on the Bridges Notes. In the event the Bridge Notes are converted to equity, their incremental fair value will be recognized in the consolidated statement of operations. The Company has also advised Rosenthal and Rosenthal, Inc. of the default on the Bridge Notes which is a default under our finance agreement.

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

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 12, 2014 the Company closed the sale of 600,000 shares of its Series A Preferred Stock, which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90 extensions were provided to the institutional investors, which could extend the final maturity date to July 15, 2015.

On November 12, 2014, the Company completed a private placement of 600,000 shares of its Series A Preferred Stock (“Series A Stock”) together with Warrants to purchase shares of its common stock (“Preferred Warrant”) at a price of $5.00 per share, in accordance with the Series A Preferred Stock Purchase Agreement dated October 20, 2014 (the “Purchase Agreement”). The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant, after deducting the estimated offering expenses incurred by the Company were approximately $2,700,000. At any time from November 17, 2014, the date of Closing, and prior to October 20, 2019 (the “Put/Call Exercise Period”), and the investors may exercise a right to purchase and require the Company to sell up to an additional 700,000 shares of Series A Stock. If the investors have not exercised this right during the Put/Call Exercise Period, the Company may exercise a right to cause and require the investors to purchase up to an additional 700,000 shares of Series A Stock, for an aggregate purchase price of $3,500,000. Holders of the Series A Stock shall initially have the right to convert such shares of Series A Stock into the number of authorized but previously unissued shares of the Company’s common stock obtained by dividing the stated value of each share of Series A ($5.00) by $2.00. For each share of Series A Stock, the investors will receive 2.5 Preferred Warrants to purchase the Company’s common stock at an exercise price of $2.50 per share. The Preferred Warrants are exercisable immediately for a period of five years from the date of closing. The exercise price of the Preferred Warrants is subject to adjustments in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the Preferred Warrants may be limited if upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% of the Company’s Common Stock. The Holders of the Series A Stock will receive preferential cumulative dividends at the rate of 8% per annum (equivalent to a fixed annual payment of $0.40 per share). The dividends are payable in shares of common stock and shall be valued at the weighted average price of the Company’s common stock over the ten (10) consecutive trading days ended on the second trading day immediately before the payment date.

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

Fair value of the put and call was determined using the Black-Scholes Pricing Model. The model uses market-sourced inputs such as interest rates, dividend yields, market prices and volatilities. The risk-free interest rate used of 1.64% is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the Put/Call. Expected dividend yield assumes the contracted rate of 8%. Expected volatility of approximately 93% was calculated using the daily closing price over a five year period of the Company’s Common Stock. The Put/Call has a strike price of $5.00 and is exercisable for a period of approximately 5 years. The fair value of the underlying preferred shares was based on the as converted value of the underlying common shares which was approximately $5.58 as of the issuance date.

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

On February 2, 2015, the Company completed a private placement of 26,600 shares of its Series A Stock together with Preferred Warrants to purchase shares of its common stock at a price of $5.00 per share, in accordance with the Purchase Agreement. The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant were approximately $133,000. The proceeds from the private placement were allocated between the Series A Stock and the warrants based upon their relative fair values. The fair value of the preferred stock was determined utilizing the ‘as converted’ method as the prominent feature driving the value of the instrument was deemed to be underlying value of the common stock to which the instrument was convertible into.

Fair value of the warrants was determined using the Black-Scholes Pricing Model. The model uses market-sourced inputs such as interest rates, dividend yields, market prices and volatilities. The risk-free interest rate used of 1.19% is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the Warrants. Expected dividend yield assumes the current dividend rate of zero. Expected volatility of approximately 90.5% was calculated using the daily closing price over a five year period of the Company’s Common Stock. The warrants have a strike price of $2.50 and are exercisable for a period of 5 years.

Post allocation of proceeds, the Company evaluated the embedded conversion feature within the Series A stock and determined that based upon its effective conversion rate that a beneficial conversion feature existed and required recognition. Such beneficial conversion feature was measured as the intrinsic value between the market price of the common stock on the commitment date and the effective conversion rate of the instrument and amounted to $78,700. Given the Preferred A Stock does not have a stated redemption date, this entire discount was immediately recognized as a non-cash dividend. Such dividend was recognized as a reduction to additional paid in capital due to the retained deficit position of the company. Accordingly, the recognition of the beneficial conversion feature resulted in a simultaneous increase and decrease to APIC for $78,700 and is therefore not presented on the consolidated statement of stockholders’ equity.

On February 2, 2015, the Company issued and sold an aggregate of 183,000 restricted shares of its common stock at a price of $2.00 per share and five-year warrants to purchase and additional 316,000 shares with an exercise price of $2.50 per share, of which 50,000 shares were purchased by David A Moylan the Company’s CEO. The net proceeds to the Company from the sale of the restricted common stock and warrants (exclusive of any exercise thereof) were approximately $365,000.

Fair value of the warrants was determined using the Black-Scholes Pricing Model. The model uses market-sourced inputs such as interest rates, dividend yields, market prices and volatilities. The risk-free interest rate used of 1.19% is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the Warrants. Expected dividend yield assumes the current dividend rate of zero. Expected volatility of approximately 90.5% was calculated using the daily closing price over a five year period of the Company’s Common Stock. The warrants have a strike price of $2.50 and are exercisable for a period of 5 years. The warrants have been recognized through a simultaneous increase and decrease to APIC for approximately $215,000 and is therefore not presented on the consolidated statement of stockholders’ equity

At April 30, 2015 the Company had 3,358,275 warrants outstanding with exercise prices between $13.56 and $2.00.

(4) Related Party Transactions

During the fiscal years ended April 30, 2015 and 2014, the Company purchased inventories for resale totaling approximately $1,348,000 and $3,144,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company and is the former general manager of the acquired MMB business unit. When the Company acquired certain assets of MMB, it did not acquire any of its inventories. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the MMB business unit. Approximately $15,000 and $271,000 respectively, of accounts payable in the Company’s consolidated balance sheets as of April 30, 2015 and 2014 is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to April 30, 2015 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

During the fiscal years ended April 30, 2015 and 2014, the Company purchased inventories for resale totaling approximately $1,150,000 and $1,058,000, respectively, from Keystone Memory Group (“Keystone Memory”). Keystone Memory’s owner is a relative of Mr. Sheerr. Approximately $32,000 of accounts payable in the Company’s consolidated balance sheets as of April 30, 2015 is payable to Keystone Memory. At April 30, 2014 approximately $27,000 of accounts payable were due Keystone Memory. Keystone Memory offers the Company trade terms of net due and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Keystone Memory subsequent to April 30, 2015 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

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

The Company amended and restated its Note and Security Agreement with Mr. Sheerr as of October 31, 2013; the Company sold certain equipment and furniture for a purchase price of $500,000 under a sale leaseback transaction to Mr. Sheerr. The Company used the proceeds of the purchase price received from Mr. Sheerr to reduce the remaining principal amount of the original loan by an amount equal to $500,000. The principal amount was reduced to approximately $966,667 at October 31, 2013. The Company was obligated to pay monthly, interest equal to 10% per annum calculated on a 360 day year of the outstanding loan balance. Principal was payable in 29 equal monthly installments of $33,333, beginning on November 15, 2013 and subsequently on the 15th day of each month thereafter, until paid in full. On April 30, 2014 the note was paid in full. Interest expense recorded for the Note in the fiscal years ended April 30, 2014 was approximately $122,000.

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the aforementioned equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long term portion of $179,000 is reflected in other liabilities long term in the consolidated balance sheet as of April 30, 2015.

(5) Income Taxes

Income tax expense for the years ended April 30 consists of the following:

	2015	2014
Current:
Federal	$—	$—
State	3,000	5,000
	3,000	5,000
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax expense	$3,000	$5,000

Income tax expense differs from “expected” tax expense (computed by applying the applicable U.S. statutory Federal income tax rate to earnings before income taxes) as follows:

	2015	2014
Federal income tax at statutory rates	$(1,301,000)	$(879,000)
State income taxes (net of federal income tax benefit)	(99,000)	(179,000)
Impact of change in state rate	1,330,000
Other	249,000	(105,000)

Total income tax expense (benefit) before provision for valuation allowance	179,000	(1,163,000)
Changes in valuation allowance	(176,000)	1,163,000
Total income tax expense	$3,000	$0

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2015	2014
Deferred tax assets:
Compensated absences and severance, principally due to accruals for financial reporting purposes	$3,000	$75,000
Stock-based compensation expense	1,151,000	1,275,000
Accounts receivable, principally due to allowance for doubtful accounts and sales returns	49,000	86,000
Property and equipment, principally due to differences in depreciation	216,000	240,000
Intangible assets	53,000	430,000
Inventories	54,000	68,000
Domestic net operating losses	10,609,000	10,134,000
Alternative minimum tax	438,000	438,000
Capitalized R & D cost	128,000	0
Other	23,000	153,000
Net deferred tax assets	12,724,000	12,899,000

Valuation allowance	(12,724,000)	(12,899,000)

Net deferred tax assets	$—	$—

The Company recorded a valuation allowance of ($176,000) and $1,163,000 for the fiscal years ended April 30, 2015 and 2014, respectively. Management believes sufficient uncertainty exists regarding the realization of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. The amount of deferred tax assets considered realizable could materially change in the future if estimates of future taxable income change.

The Company has Federal and state net operating loss carry-forwards of approximately $29,900,000 and $29,400,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2035 for Federal tax purposes and 2016 and 2035 for state tax purposes.

The Company adopted Financial Accounting Standards Board (“FASB”) guidance for accounting for uncertainty in income taxes on May 1, 2008. The implementation of this guidance did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of April 30, 2015, the Company currently was not and is not engaged in an income tax examination by any tax authority. The Company recognizes interest and penalties on unpaid taxes in its income tax expense. No interest or penalties were recognized during the Company’s fiscal years ended April 30, 2015, 2014 or 2013. The Company files income tax returns in the United States and in various states. The Company’s significant tax jurisdictions are the U.S. Federal, New Jersey, Pennsylvania and California. The tax years subsequent to 2010 remain open to examination by the taxing authorities.

(6) Stock Options

The Company has a 2001 incentive and non-statutory stock option plan for the purpose of permitting certain key employees to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. In general, the plan allows granting of up to 300,000 shares of the Company’s Common Stock at an option price to be no less than the fair market value of the Company’s Common Stock on the date such options are granted. Currently, options granted under the plan vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted under the plan range from one to five years. At April 30, 2014, 239,246 of the outstanding options are exercisable. No further options may be granted under this plan. The Company also has a 2011 incentive and non-statutory stock option plan for the purpose of permitting certain key employees and consultants to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. No executive officer or director of the Company is eligible to receive options under the 2011 plan. In general, the plan allows granting of up to 33,333 shares of the Company’s Common Stock at an option price to be no less than the fair market value of the Company’s Common Stock on the date such options are granted. Options granted under the plan vest ratably on the annual anniversary date of the grants. There have been 25,000 shares granted under this plan. At April 30, 2015, 25,000 of the outstanding options are exercisable.

The Company’s has a 2014 Equity Incentive Plan (the “Plan”), and reserves for issuance 250,000 shares of our common stock. Equity incentive awards play a significant role in the compensation provided to executive officers and employees in the current market. We intend on relying on equity compensation in order to attract and retain key employees, align the interests of our executive officers with those of our shareholders and to provide executive officers and other employees with the opportunity to accumulate retirement income. The Plan is designed to provide flexibility to meet our need to remain competitive in the marketplace in order to attract and retain executive talent and other key employees.

The Board of Directors has exclusive authority to determine which officers, employees, and directors who provide services to the Company will be entitled to receive a benefit under the Plan and to administer awards under the Plan to those eligible individuals. The Board retains the authority to appoint a Compensation Committee at any time, consisting of one or more Board members, to determine awards under the Plan. The Compensation Committee will determine, among things, the selection of those individuals to be granted awards under the Plan among those individuals eligible for participation, the level of participation of each participant, when and how each award under the plan will be granted, and what type or combination of types of awards will be granted.

The Plan provides for the granting of qualified and non qualified stock options Incentive stock options may be granted only to participants who meet the definition of “employees” under Section 3401(c) of the Code and bonus shares.

Stock Options- Stock options provide the recipient with the right to purchase shares of common stock at a price not less than their fair market value on the date of the grant. The stock option price is payable in cash, by tendering previously acquired shares of common stock having an aggregate fair market value at the time of exercise equal to the option price, by cashless (broker-assisted) exercise, or any other method approved by the Board. No stock option may be exercised more than 10 years from the date of grant.

Stock options granted under the Plan may be stock options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Incentive stock options may be granted only to participants who meet the definition of “employees” under Section 3401(c) of the Code. In addition, in order to qualify for incentive stock option treatment, in the case of options granted to a holder of 10% or more of the company’s common stock, the stock option price may not be less than 110% of the fair market value of the stock on the date the stock option is granted.

Stock Appreciation Rights. A Stock Appreciation Right (“SAR”) provides the recipient with the right to receive from us an amount, determined by the Board and expressed as a percentage (not exceeding 100%), of the difference between the base price established for the appreciation rights and the market value of the common stock on the date the rights are exercised. Appreciation rights can be tandem (i.e., granted with option rights to provide an alternative to the exercise of the option rights) or free-standing. Tandem appreciation rights may only be exercised at a time when the related option right is exercisable and the spread is positive, and requires that the related option right be surrendered for cancellation. Free-standing appreciation rights must have a base price per right that is not less than the fair market value of the common stock on the grant date, must specify the period of continuous employment that is necessary before such appreciation rights become exercisable and may not be exercisable more than 10 years from the grant date.

Bonus Shares. Bonus Shares are an award to an eligible person of shares for services to be rendered or for past services already rendered to the Company. The Board will determine the number of shares to be awarded to the eligible individual, in accordance with any restrictions thereon. These restrictions may be based upon completion of a specified number of years of service with the Company or upon satisfaction of performance goals based on performance factors. Payment for the Bonus Shares may be made in the form of cash, whole shares, or a combination thereof, based on the fair market value of the shares on the date of payment, as determined in the sole discretion of the Board.

The status of these plans for the years ended April 30, 2015 and April 30, 2014 is as follows:

	Options Outstanding
		Exercise	Weighted
		price	average
	Shares	per share	exercise price
Balance April 30, 2013	280,242	$ 2.44-24.54	$12.04

Granted	—	—	—
Exercised	—	—	—
Expired	(34,665)	6.72-24.54	10.41
Balance April 30, 2014	245,577	$ 2.44-19.20	$12.27

Granted	—	—	—
Exercised	—	—	—
Expired	(119,831)	6.72-19.20	16.24
Balance April 30, 2015	125,746	$2.44-15.42	$8.48

The Company periodically grants nonqualified stock options to non-employee directors of the Company. These options are granted for the purpose of retaining the services of directors who are not employees of the Company and to provide additional incentive for such directors to work to further the best interests of the Company and its shareholders. The options granted to these non-employee directors are exercisable at a price representing the fair value at the date of grant, and expire either five or ten years after date of grant. Vesting periods for options currently granted under the plan range from one to two years. At April 30, 2015, 125,746 of the outstanding options are exercisable.

The status of the non-employee director options for the years ended April 30, 2015 and April 30, 2014 is as follows:

	Options Outstanding
		Exercise	Weighted
		price	average
	Shares	per share	exercise price
Balance April 30, 2013	31,333	$11.94-24.54	$15.60

Granted	—	—	—
Exercised	—	—	—
Expired	(12,666)	15.42-24.54	17.34
Balance April 30, 2014	18,667	$11.94-15.42	$14.43

Granted	—	—	—
Exercised	—	—	—
Expired	(18,667)	11.94-15.42	14.43
Balance April 30, 2015	—	$—	$—

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

(7) Accrued Liabilities

Accrued liabilities consist of the following at April 30:

	2015	2014
Payroll, including vacation	$27,000	$226,000
Commissions	10,000	75,000
Bonuses	—	70,000
Lease legal settlement	—	225,000
Deferred gain on equipment sale	72,000	72,000
Accounting and audit	53,000	85,000
Other	120,000	176,000
	$282,000	$929,000

(8) Commitments and contingencies

Leases

The Company and its subsidiaries occupy various facilities and operate various equipment under operating lease arrangements. Rent charged to operations pursuant to such operating leases amounted to approximately $443,000 in 2015 and $419,000 in 2014.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2015 are as follows:

	Non-Related	Related
	Party	Party	Total
Year ending April 30:
2016	169,000	90,000	259,000
2017	82,000	90,000	172,000
2018	84,000	90,000	174,000
2019	85,000	45,000	130,000
2020	86,000	—	86,000
Thereafter
Total	$506,000	$315,000	$821,000

Purchases

At April 30, 2015, the Company had open purchase orders outstanding totaling $83,000 primarily for inventory items to be delivered in the first three months of the fiscal year ending April 30, 2016. These purchase orders are cancelable.

License Agreements

The Company has entered into certain licensing agreements with varying terms and conditions. The Company is obligated to pay royalties on certain of these agreements. Royalties charged to operations pursuant to such agreements amounted to approximately $57,000 in 2015 and $60,000 in 2014.

Legal Proceedings

Effective as of the close of business on December 17, 2014, we terminated our agreement with MPP Associates, Inc., pursuant to which Marc P. Palker had been providing CFO services to us. On April 8, 2015, MPP Associates, Inc. and Mr. Palker filed a complaint, styled MPP Associates, Inc. and Marc Palker v. Dataram Corporation, Jon Isaac, David Moylan, Michael Markulec and Richard Butler, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002413-15. MPP Associates, Inc. asserts claims for breach of contract against Dataram for breach of contract and breach of the covenant of good faith and fair dealing.  Mr. Palker asserts a claim against Dataram for breach of contract, alleging that he is a third party beneficiary of the agreement between MPP Associates, Inc. and Dataram.  Mr. Palker also asserts a claim against Dataram and Messrs. Isaac, Moylan, Markulec and Butler for violation of the New Jersey Conscientious Employee Protection Act (“CEPA”), alleging that he was an “employee” of Dataram under the law and that his employment was terminated in retaliation for making lawfully protected objections concerning certain conduct. Plaintiffs do not demand a specific amount damages, but instead seek legal damages, compensatory damages, lost earnings and benefits, punitive damages, attorney’s fees with enhancement, costs of suit, and pre-judgment and post-judgment interest. We believe that the allegations are fully without merit and will defend ourselves vigorously in this action.

Effective as of the close of business on January 22, 2015, the company terminated the employment agreement with John H. Freeman, our former Chief Executive Officer. On April 9, 2015, styled John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15. Mr. Freeman asserts claims for breach of contract against Dataram for breach of his employment agreement and breach of a promissory note. Mr. Freeman asserts claims against the company and Messrs. Moylan and Isaac for defamation per se and defamation. Mr. Freeman similarly asserts a claim for defamation against the John Doe defendants. Mr. Freeman does not demand a specific amount damages, but instead seeks compensatory damages, punitive damages, attorney’s fees, costs of suit, and pre-judgment interest. We believe that the allegations are fully without merit and will defend ourselves vigorously in this action.

Similarly, on April 10, 2015, the company filed an action against Mr. Freeman, Mr. Palker and MPP Associates, Inc., styled as Dataram Corporation v. John Freeman, Marc Palker and MPP Associates, Inc., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15. The company asserts claims against Mr. Freeman for breach of the duty of loyalty and misappropriation of corporate property/conversion, claims against Messrs. Freeman and Palker for breach of fiduciary duty, and claims against Messrs. Freeman and Palker and MPP Associates, Inc. for fraud.  The company seeks at least $110,640.52 against Mr. Freeman and legal damages, compensatory, consequential, and punitive damages, attorney’s fees, costs of suit, and interest against all defendants.

On June 26, 2015, Alethea Douglas, a former employee, filed a complaint against the Company with the U.S. Equal Employment Opportunity Commission, alleging a claim for age discrimination in connection with the termination of her employment effective May 20, 2015. We believe that the allegations are fully without merit and will defend ourselves vigorously in this action.

(9) Employee Benefit Plan

The Company has a defined contribution plan (the “Plan”) which is available to all qualified employees. Employees may elect to contribute a portion of their compensation to the Plan, subject to certain limitations. The Company contributes a percentage of the employee’s contribution, subject to a maximum of 4.5 percent. The Company’s matching contributions aggregated approximately $151,000 and $180,000 in 2015 and 2014 respectively.

(10) Revenues by Geographic Location

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with servers and workstations which are manufactured by various companies. Revenues, total assets and long lived assets for 2015 and 2014 by geographic region is as follows:

	United
	States	Europe	Other*	Consolidated
April 30, 2015
Revenues	$23,285,000	$3,785,000	$1,188,000	$28,258,000
Total assets	$6,269,000	$6,000	$0	$6,275,000
Long lived assets	$1,498,000	$0	$0	$1,498,000

April 30, 2014
Revenues	$24,917,000	$3,431,000	$2,051,000	$30,399,000
Total assets	$7,556,000	$16,000	$0	$7,572,000
Long lived assets	$1,353,000	$0	$0	$1,353,000

*Principally Asia Pacific Region

(11) Subsequent Event

On July 29, 2015, we entered into separate Common Purchase Agreements, pursuant to which we sold and issued 500,000 shares of our Common Stock to 5 accredited investors.  Gross proceeds of the Common Stock offering were $500,000.

We are not using the services of an investment banker and no finder was involved in the Common Stock Offering.

In May 2015, Dataram filed an application with the state of NJ for the transfer of some or all of its New Jersey Net Operating Losses (NOLs) for which the Company is waiting for approval.  At this time we cannot guarantee approval of our application, nor the success of the transfer, and we do not know what the size of the NOL transfer the state of New Jersey will approve. The Company has engaged Source Capital Group, Inc. on a best efforts basis to transfer the NJ NOL to the highest bidder for the New Jersey Net Operating Losses. Today, we cannot provide any certainty on the dollar amount or timing of the sale of the NOLs.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Accounting Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of April 30, 2015. This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting as it is not required.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is the information set forth in the Definitive Proxy Statement under the captions "Executive Officers of the Company", "Nominees for Director" and "Section 16 Compliance." The Company's "Code of Ethics", within the meaning of Item 406 of Registered S-K, is posted on the Company's web site at www.dataram.com.

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

DATARAM CORPORATION
(Registrant)

Date:	August 7, 2015	By: /s/ David A. Moylan
David A. Moylan, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:	August 7, 2015	By: /s/ Michael E. Markulec
Michael E. Markulec, Director

Date:	August 7, 2015	By: /s/ Richard D. Butler, Jr.
Richard D. Butler, Jr., Director

Date:	August 7, 2015	By: /s/ Trent D. Davis
Trent D. Davis, Director

Date:	August 7, 2015	By: /s/ Edward M. Karr.
Edward M. Karr, Director

Date:	August 7, 2015	By: /s/ Anthony M. Lougee
Anthony M. Lougee
Controller
(Chief Accounting Officer)

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation, as amended.

3(b)	By-Laws. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 25, 2008.

4(d)	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

10(a)	2001 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 26, 2001.

10(b)	Savings and Investment Retirement Plan, January 1, 2001 Restatement.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2003.

10(c)	2011 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 22, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 16, 2011.

10(d)	2014 Equity Incentive Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10(e)	Lease Agreement dated as of April 4, 2011, between Hillier Properties, L.L.C., and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 28, 2011.

10(f)	Lease Agreement, dated December 31, 2000, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(g)	Lease Renewal Agreement, dated February 13, 2006, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(h)	Lease Renewal Agreement, dated February 10, 2011, between Nappen & Associates and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2011.

10(i)	Employment Agreement of Jeffrey H. Duncan dated as of February 1, 2005.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2005.

10(j)	Employment Agreement of David Sheerr dated as of March 31, 2009.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2010, filed with the Securities and Exchange Commission, SEC file number 001-08266, July 29, 2010.

10(k)	Product Consignment And Sale Agreement, dated as of July 27, 2010, Between Sheerr Memory, Inc. and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(l)	Note and Security Agreement, dated as of December 14, 2011, by and among David Sheerr and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(m)	Consignment Termination letter, dated December 14, 2011, between Sheerr Memory, Inc. and Dataram corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(n)	Patent Purchase Agreement, dated as of March 29, 2012, by and between Dataram Corporation and Phan Tia Group Pte, LLC.

10(o)	Securities Purchase Agreement, dated September 18, 2013, by and between Dataram Corporation and certain investors. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 19, 2013.

10(p)	Subordinated Secure Convertible Bridge Note purchase agreement dated July 14, 2015 by and between Dataram Corporation and certain investors. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, July 18, 2014.

10(q)	Series A Preferred Stock Purchase agreement dated as of October 20, 2014, by and between Dataram Corporation Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10(r)	Severance Payment Agreement dated September 24, 2014 by and between Anthony M. Lougee and Dataram Corporation.*Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 24, 2014.

10(s)	Employment Agreement dated June 8, 2015 by and between David A. Moylan and Dataram Corporation.* Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 12, 2015.

14(a)	Code of Ethics. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 20, 2005.

31(a)	Rule 13a-14(a) Certification of David A. Moylan

31(b)	Rule 13a-14(a) Certification of Anthony M. Lougee

32(a)	Section 1350 Certification of David A. Moylan (Furnished not Filed)

32(b)	Section 1350 Certification of Anthony M. Lougee (Furnished not Filed)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Link base Document

101.LAB**	XBRL Taxonomy Extension Label Link base Document

101.PRE**	XBRL Taxonomy Extension Presentation Link base Document

101.DEF**	XBRL Taxonomy Extension Definition Link base Document

*Management Contract or Compensatory Plan or Arrangement

** To be filed by amendment

