Form 10-K/A
period 2015-04-30
DATARAM CORP
filed 2015-08-13
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A amends the Annual Report on Form 10-K of Dataram Corporation for the twelve-month period ended April 30, 2015 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2015, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

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

DATARAM CORPORATION
(Registrant)

Date:	August 13, 2015	By: /s/ David A. Moylan
David A. Moylan, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:	August 13, 2015	By: /s/ Michael E. Markulec
Michael E. Markulec, Director

Date:	August 13, 2015	By: /s/ Richard D. Butler, Jr.
Richard D. Butler, Jr., Director

Date:	August 13, 2015	By: /s/ Trent D. Davis
Trent D. Davis, Director

Date:	August 13, 2015	By: /s/ Edward M. Karr.
Edward M. Karr, Director

Date:	August 13, 2015	By: /s/ Anthony M. Lougee
Anthony M. Lougee
Controller
(Chief Accounting Officer)