Form 10-K/A
period 2015-04-30
DATARAM CORP
filed 2015-09-11
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

The number of shares of Common Stock outstanding on September 9, 2015 was 3,323,414 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Dataram Corporation for the twelve-month period ended April 30, 2015 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2015 and amended on August 13, 2015, for the purpose of including a currently dated auditor consent with respect to the Company’s audited financial statements for the period ended April 30, 2014, updating certain non-financial information and including Part III information required to be included in Form 10-K by amendment within 120 days of filing of the original Form 10-K if not previously included in a proxy statement mailed to shareholders.

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

The Company was incorporated in New Jersey in 1967 and made its initial public offering in 1968.  Its common stock, $1 par value (the "Common Stock"), was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market (now the NASDAQ Stock Market) where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 777 Alexander Park, Princeton, New Jersey 08540, its telephone number is (609) 799-0071, its fax is (609) 799-6096 and its website is located at http://www.dataram.com. Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, are available on the Company’s website free of charge.

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

As more fully described under “Legal Proceedings” we are party to various claims and legal proceedings the outcome of which is uncertain, including claims involving violations of regulatory requirements.  In the event that an unfavorable determination in any of these actions occurs, we could be liable for damages, which could be substantial.

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

Item 3.  LEGAL PROCEEDINGS

The following updates and supersedes information related to the departure of our former Chief Executive Officer John Freeman.

Effective on January 22, 2015, the Company determined to terminate Mr. Freeman’s employment. On March 23, 2015 the Company filed a Current Report on Form 8-K under Item 5.02 announcing the departure of John Freeman from the Board of Directors (the “Freeman 8-K”) and has also reported in various subsequent SEC filings and reports information related to such departure, which further statements are also superseded hereby in their entirety. In 2015 litigation involving Mr. Freeman arose. Additionally, on December 17, 2015 the Company terminated its agreement with MPP Associates, Inc., a company affiliated with Marc Palker, who had been serving as principal accounting officer and providing financial services to the Company, resulting in litigation.

On April 8, 2015, MPP Associates, Inc. and Mr. Palker filed a complaint, styled MPP Associates, Inc. and Marc Palker v. Dataram Corporation, Jon Isaac, David Moylan, Michael Markulec and Richard Butler, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002413-15 and on March 9, 2015 filed a complaint with the US Department of Labor, Occupational Safety and Health Administration alleging violation of the Sarbanes-Oxley Act of 2002 alleging retaliation, among other things. On April 9, 2015, Mr. Freemen filed a complaint, styled John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15. On April 10, 2015, the Company filed an action against Mr. Freeman, Mr. Palker and MPP Associates, Inc., styled Dataram Corporation v. John Freeman, Marc Palker and MPP Associates, Inc., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15. The lawsuits have been consolidated and are now pending and in the early stages of discovery, and therefore there can be no assurance regarding the potential outcome of such litigation although the Company intends to defend such lawsuits vigorously.

The Freeman 8-K and subsequent SEC filings and reports recited certain factors considered by the Board of Directors of the Company and its conclusions in support of the departure of Mr. Freeman. The recitations included various statements and legal conclusions that the Company believes should be left to the court to decide in light of the ensuing litigation. The Company believes that matters related to internal deliberations by the Board of Directors, while the basis for the pending claims, need not appear in SEC filings and reports and solely for such reason are hereby retracted and are not intended to be relied upon by third parties, for example, in employment decisions involving Mr. Freeman or any related entities. The Company withdraws any previously made statement in any SEC filing or report concerning the Mr. Freeman’s departure, while reserving the right to continue to assert such matters in support of litigation and not as an admission as to any wrongdoing or allegations appearing in such litigation.

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

Years Ended April 30,	2015	2014

Revenues	$28,258	$30,399
Net loss	(3,829)	(2,609)
Basic loss per share	(2.20)	(1.30)
Diluted loss per share	(2.20)	(1.30)
Current assets	4,656	6,219
Total assets	6,275	7,572
Current liabilities	3,979	5,337
Total stockholders’ equity	2,117	1,985
Cash dividends paid	—	—

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

The Company’s consolidated statements of operations for the fiscal year ended April 30, 2015 included tax expense of approximately $3,000 that consists of state minimum tax payments. For the fiscal year ended April 30, 2015, the Company had Federal and State net operating loss (“NOL”) carry-forwards of approximately $29,900,000. These can be used to offset future taxable income and expire between 2023 and 2035 for Federal tax purposes and 2016 and 2035 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements for the fiscal years ended April 30, 2015 and 2014.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedule	Page

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm – Anton & Chia, LLP	37

Consolidated Balance Sheets as of April 30, 2015 and 2014	39

Consolidated Statements of Operations –	40
Years ended April 30, 2015 and 2014

Consolidated Statements of Cash Flows -	41
Years ended April 30, 2015 and 2014

Consolidated Statements of Stockholders’ Equity -	42
Years ended April 30, 2015 and 2014

Notes to Consolidated Financial Statements -	43
Years ended April 30, 2015 and 2014

All schedules are omitted as the required information is not applicable or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of Dataram Corporation

We have audited the accompanying consolidated balance sheet of Dataram Corporation and Subsidiaries (the “Company”) as of April 30, 2015, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

August 7, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of Dataram Corporation

We have audited the accompanying consolidated balance sheet of Dataram Corporation and Subsidiaries (the “Company”) as of April 30, 2014, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dataram Corporation and Subsidiaries as of April 30, 2014 and the results of their operations and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

September 11, 2015

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

DATARAM CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended April 30, 2015 and 2014
(In thousands, except per share amounts)

	2015	2014

Revenues	$28,258	$30,399
Costs and expenses:
Cost of sales	24,068	24,353
Engineering	768	1,186
Selling, general and administrative	6,171	7,178
	31,007	32,717
Loss from operations	(2,749)	(2,318)

Other income (expense):
Interest income	—	—
Interest expense	(1,001)	(306)
Currency gain (loss)	(76)	18
	(1,077)	(288)

Loss before income tax expense	(3,826)	(2,606)

Income tax expense	3	—

Net loss	$(3,829)	$(2,609)
Less preferred stock dividends	1,759
Net loss allocated to common shareholders	$(5,588)	$(2,609)

Net loss per common share:
Basic	$(2.20)	$(1.30)
Diluted	$(2.20)	$(1.30)

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

The following table sets forth the assets and liabilities measured at fair value on a nonrecurring basis, by input level, in the consolidated balance sheets at April 30, 2015:

	Quoted				Total
	Prices in				Reduction
	Active Markets for	Significant Other	Significant		in Fair value
Balance Sheet	Identical Assets or	Observable Inputs	Unobservable	April 30, 2015	Recorded as of
Location	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total	April 30, 2015
Assets:
Goodwill: convertible debt, preferred stock its warrant, call/put option	$—	$—	$1,083,000	$1,083,000	$—
Convertible notes payable, net of discount	$—	$708,000	$—	$708,000	$—
Preferred stock	$—	$1,857,000	$—	$1,857,000	$—

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

The company also issued 182,500 common shares and 90,000 warrants for common shares in exchange for professional services and fees related to the sale of the Series A Stock. The fair value of the warrants is recorded as a simultaneous increase and decrease to additional paid in capital and is therefore not presented on the consolidated statement of stockholders’ equity. The fair value of the common shares is presented as a charge to APIC (Additional Paid In Capital), with a corresponding increase to common stock related to the par value of the shares issued. The proceeds from the private placement were allocated between the Series A Stock, warrants and the put/call feature based upon their relative fair values. The fair value of the preferred stock was determined utilizing the ‘as converted’ method as the prominent feature driving the value of the instrument was deemed to be underlying value of the common stock to which the instrument was convertible into.

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

(5) Income Taxes

Income tax expense for the years ended April 30 consists of the following:

	2015	2014
Current:
Federal	$—	$—
State	3,000	3,000
	3,000	3,000
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax expense	$3,000	$3,000

Income tax expense differs from “expected” tax expense (computed by applying the applicable U.S. statutory Federal income tax rate to earnings before income taxes) as follows:

	2015	2014

Federal income tax at statutory rates	$(1,301,000)	$(887,000)
State income taxes (net of federal income tax benefit)	(28,000)	(63,000)
Impact of change in state rate		1,144,000
Other	257,000	(108,000)

Total income tax expense (benefit) before provision for valuation allowance	(1,072,000)	86,000
Changes in valuation allowance	1,075,000	(83,000)
Total income tax expense	$3,000	$3,000

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2015	2014
Deferred tax assets:
Compensated absences and severance, principally due to accruals for financial reporting purposes	$3,000	$67,000
Stock-based compensation expense	1,151,000	1,146,000
Accounts receivable, principally due to allowance for doubtful accounts and sales returns	49,000	77,000
Property and equipment, principally due to differences in depreciation	216,000	216,000
Intangible assets	53,000	386,000
Inventories	54,000	61,000
Domestic net operating losses	10,609,000	9,120,000
Alternative minimum tax	438,000	438,000
Capitalized R & D cost	128,000	0
Other	23,000	138,000
Net deferred tax assets	12,724,000	11,649,000

Valuation allowance	(12,724,000)	(11,649,000)

Net deferred tax assets	$—	$—

The Company recorded a valuation allowance of $1,075,000 and ($83,000) for the fiscal years ended April 30, 2015 and 2014, respectively. Management believes sufficient uncertainty exists regarding the realization of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. The amount of deferred tax assets considered realizable could materially change in the future if estimates of future taxable income change.

The Company has Federal and state net operating loss carry-forwards of approximately $29,900,000 and $25,600,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2035 for Federal tax purposes and 2016 and 2035 for state tax purposes.

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

The status of these plans for the years ended April 30, 2015 and April 30, 2014 is as follows:

	Options Outstanding
		Exercise	Weighted
		price	average
	Shares	per share	exercise price
Balance April 30, 2013	280,242	$ 2.44-24.54	$12.04

Granted	—	—	—
Exercised	—	—	—
Expired	(34,665)	6.72-24.54	10.41
Balance April 30, 2014	245,577	$ 2.44-19.20	$12.27

Granted	—	—	—
Exercised	—	—	—
Expired	(119,831)	6.72-19.20	16.24
Balance April 30, 2015	125,746	$ 2.44-15.42	$8.48

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

The status of the non-employee director options for the years ended April 30, 2015 and April 30, 2014 is as follows:

	Options Outstanding
		Exercise	Weighted
		price	average
	Shares	per share	exercise price
Balance April 30, 2013	31,333	$11.94-24.54	$15.60

Granted	—	—	—
Exercised	—	—	—
Expired	(12,666)	15.42-24.54	17.34
Balance April 30, 2014	18,667	$11.94-15.42	$14.43

Granted	—	—	—
Exercised	—	—	—
Expired	(18,667)	$11.94-15.42	14.43
Balance April 30, 2015	—	—	$—

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

(7) Accrued Liabilities

Accrued liabilities consist of the following at April 30:

	2015	2014
Payroll, including vacation	$27,000	$217,000
Commissions	10,000	75,000
Bonuses	—	70,000
Lease legal settlement	—	225,000
Deferred gain on equipment sale	72,000	72,000
Accounting and audit	53,000	85,000
Other	120,000	185,000
	$282,000	$929,000

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

Legal Proceedings

The following updates and supersedes information related to the departure of our former Chief Executive Officer John Freeman.

Effective on January 22, 2015, the Company determined to terminate Mr. Freeman’s employment. On March 23, 2015 the Company filed a Current Report on Form 8-K under Item 5.02 announcing the departure of John Freeman from the Board of Directors (the “Freeman 8-K”) and has also reported in various subsequent SEC filings and reports information related to such departure, which further statements are also superseded hereby in their entirety. In 2015 litigation involving Mr. Freeman arose. Additionally, on December 17, 2015 the Company terminated its agreement with MPP Associates, Inc., a company affiliated with Marc Palker, who had been serving as principal accounting officer and providing financial services to the Company, resulting in litigation.

On April 8, 2015, MPP Associates, Inc. and Mr. Palker filed a complaint, styled MPP Associates, Inc. and Marc Palker v. Dataram Corporation, Jon Isaac, David Moylan, Michael Markulec and Richard Butler, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002413-15 and on March 9, 2015 filed a complaint with the US Department of Labor, Occupational Safety and Health Administration alleging violation of the Sarbanes-Oxley Act of 2002 alleging retaliation, among other things. On April 9, 2015, Mr. Freemen filed a complaint, styled John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15.

On April 10, 2015, the Company filed an action against Mr. Freeman, Mr. Palker and MPP Associates, Inc., styled Dataram Corporation v. John Freeman, Marc Palker and MPP Associates, Inc., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15. The lawsuits have been consolidated and are now pending and in the early stages of discovery, and therefore there can be no assurance regarding the potential outcome of such litigation although the Company intends to defend such lawsuits vigorously.

The Freeman 8-K and subsequent SEC filings and reports recited certain factors considered by the Board of Directors of the Company and its conclusions in support of the departure of Mr. Freeman. The recitations included various statements and legal conclusions that the Company believes should be left to the court to decide in light of the ensuing litigation. The Company believes that matters related to internal deliberations by the Board of Directors, while the basis for the pending claims, need not appear in SEC filings and reports and solely for such reason are hereby retracted and are not intended to be relied upon by third parties, for example, in employment decisions involving Mr. Freeman or any related entities. The Company withdraws any previously made statement in any SEC filing or report concerning the Mr. Freeman’s departure, while reserving the right to continue to assert such matters in support of litigation and not as an admission as to any wrongdoing or allegations appearing in such litigation.

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

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each:

Name	Age	Position
David A. Moylan	48	Chief Executive Officer, Chairman of the Board
Anthony M. Lougee	54	Chief Financial Officer
Trent D. Davis	47	Director
Edward M. Karr	46	Director
Michael E. Markulec	50	Director
Richard D. Butler Jr.	65	Director

Executive Biographies

The biographies of each of our directors and executive officers are as follows:

David A. Moylan. David A. Moylan is President and Chief Executive Officer of Dataram Corporation, and Chairman of the Board. Mr. Moylan was previously a Partner at Yenni Capital, Inc., a private equity firm from 2013 through 2015. Mr. Moylan was also a Managing Director with the Corporate Executive Board (“CEB”), the world’s leading member-based advisory company, from 2010 to 2012. At CEB, Mr. Moylan held several executive roles which addressed critical business challenges. As a General Manager, he led the three-way global integration of Valtera with CLC Genesee and CEB’s core businesses across all functional areas; as President and CEO of Toolbox.com, he drove the successful turnaround of the business, returning it to profitability and spearheaded its successful divestiture. From 2008 through 2010, Mr. Moylan served as Vice President and Division COO for the Global Client Development Division at LexisNexis where he led operations and customer experience efforts and managed the Consulting and Training Services business. He also built a digital agency that delivered on-line marketing solutions to more than 13,000 customers and generated more than $40 million in annual revenue. In 2007, he was CEO of BK Global Ltd where he oversaw the growth of the business and its merger with another entity. From 2003 through 2007 he was an Executive Director at America Online (“AOL”) where he led numerous cross-functional efforts that planned and delivered web and client-based technology products to consumers. Prior to AOL, Mr. Moylan was a consultant with PricewaterhouseCoopers LLP (“PwC”) and at A.T. Kearney, helping companies across multiple industries and continents grow their businesses and transform their business models. He is a former U.S. Army officer who served with the 101st Airborne Division (Air Assault), a graduate of the University of Vermont, and holds an MSIA (MBA) from Carnegie Mellon’s business school. Mr. Moylan is qualified to serve on the Board because of his breadth of knowledge and experience in all aspects of the Company’s activities, including products and services, customers, operations, strategic interests, sales and marketing efforts; his role currently as the CEO at the Company; broad knowledge and operating experience in the technology and services industries; financial and operating acumen; and expertise in evaluating growth and operational initiatives.

Anthony M. Lougee. Anthony M. Lougee is the Chief Financial Officer (CFO) of Dataram and has been since August 17, 2015. He has been employed by the Company since 1991, initially as Accounting Manager and then as Controller from 1999 until August 2015. In 2002, Mr. Lougee was named an executive officer of Dataram. Mr. Lougee started his career as a staff accountant at Philips Electronics and joined Dataram in 1991. He is a graduate of Monmouth University where he also earned an (MBA).

Trent D. Davis. Trent D. Davis is President and COO of Whitestone Investment Network, Inc., which specializes in providing executive advisory services to small entrepreneurial companies, as well as restructuring, recapitalizing, and making strategic investments in small- to mid-size companies. From November 2013 until July 2014, Mr. Davis served as the President and a director of Paulson Capital Corp. (formerly Nasdaq: PLCC) until he successfully completed the reverse merger of Paulson with VBI Vaccines (NASDAQ: VBIV). He now serves as a member of its board of directors and its audit committee. Mr. Davis was also the Chief Executive Officer of Paulson Investment Company, a subsidiary of Paulson Capital Corp, from July 2005 until October 2014, where he supervised all operations and over 200 investment representatives overseeing $1.5 billion in client assets. Prior to that, commencing in 1996, he served as Senior Vice President of Syndicate and National Sales of Paulson Investment Company, Inc. Mr. Davis has extensive experience in capital markets and brokerage operations and is credited with overseeing the syndication of approximately $600 million for over 50 client companies in both public and private transactions. He served as a board member of the National Investment Banking Association from 2001-2005, and was its Chairman in 2003. Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from the University of Portland and has held the following FINRA Licenses: Series 7, 24, 63, 66, and 79. Mr. Davis is qualified to serve on the Board because of his deep knowledge of accounting, finance and operational issues; capital market, advisory and entrepreneurial experiences; and extensive experience in operational and executive management.

Edward M. Karr. Edward M. Karr is the founder and Managing Director of Strategic Asset Management S.A.. He is also a Director of the Board for Pershing Gold, an emerging Nevada gold producer uniquely positioned to create shareholder value by fast-track reopening of the Relief Canyon Mine. Mr. Karr has more than 20 years of capital markets experience as a financial analyst, money manager and investor. Prior to founding Strategic Asset Management in 2012, Mr. Karr managed a private Swiss asset management, investment banking and trading firm based in Geneva for ten years. At the firm, he was responsible for all of the capital market transactions, investment and marketing activities. In 2004, Futures Magazine named Mr. Karr as one of the world’s Top Traders. He is a frequent contributor to CNBC, Bloomberg and Reuters and has been quoted in numerous financial publications. Prior to moving to Europe, Mr. Karr worked for Prudential Securities in the United States and has been in the financial services industry for over twenty years. Before his entry into the financial services arena, Mr. Karr was affiliated with the United States Antarctic Program and spent thirteen consecutive months working in the Antarctic, receiving the Antarctic Service Medal for winter over contributions of courage, sacrifice and devotion. Mr. Karr studied at Embry-Riddle Aeronautical University, Lansdowne College in London, England and received a B.S. in Economics/Finance with Honours (magna cum laude) from Southern New Hampshire University. Mr. Karr has lived in Geneva since 1997. He is also a current board member and past President of the American International Club of Geneva and Chairman of Republican’s Overseas Switzerland. Mr. Karr is qualified to serve on the Board because of his global operating and executive management experience; deep knowledge of capital markets; experience in public company accounting, finance, and audit matters; as well as his experience in a range of board and committee functions as a member of various boards,

Michael E. Markulec. Michael E. Markulec is President and Chief Executive Officer at AXON Ghost Sentinel, and previously has held various executive positions at Lumeta Corporation for more than 13 years, including the past three 3 years as President and Chief Executive Officer, and the 10 years prior thereto as Chief Operating Officer. Lumeta Corporation, a manufacturer of the IPsonar product suite, is one of the most widely deployed real-time network discovery solutions for large enterprises and governments. Mr. Markulec received a Bachelor of Science-Mechanical Engineering from Norwich University and a Masters of Business Administration from Duke University-Fuqua School of Business, and served as an Engineer Officer of the United States Army prior to his business career. Mr. Markulec has received many accreditations and awards for his accomplishments at Lumeta Corporation and is a frequent speaker and presenter on a variety of networking and security topics. Mr. Markulec is qualified to serve on the Board because of his extensive business and management experience focusing on the engineering and technology fields; experience in business-to-business strategy; experience in enterprise risk management; and his particular experience in evaluating new opportunities and growth initiatives.

Richard D. Butler, Jr. Richard D. Butler, Jr., is Chairman of the Corporate Governance and Nominating Committee and has served as a member of the Audit Committee of Livedeal, Inc. since August 2006 (including YP.com from 2006-2007). Livedeal, Inc., is a publicly traded NASDAQ company providing specialized online marketing solutions to small-to-medium sized local business that boost customer awareness and merchant visibility. Mr. Butler is a veteran savings and loan and mortgage banking executive, co-founder and major shareholder of Aspen Healthcare, Inc., and Ref-Razzer Corporation, former Chief Executive Officer of Mt. Whitney Savings Bank, Chief Executive Officer of First Federal mortgage Bank, Chief Executive Officer of Trafalgar Mortgage, and Executive Officer and Member of the President’s Advisory Committee at State Savings & Loan Associate (peak assets $14 billion) and American Savings & Loan Association (NYSE: FCA; peak assets $34 billion). Mr. Butler attending Bowling Green University in Ohio, San Joaquin Delta College in California, and Southern Oregon State College. Mr. Butler is qualified to serve on the Board because of his extensive experience in executive level financial management roles; deep knowledge of financial, operating and strategic matters; and financial and technology industry experience.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors, executive officers (including those of our subsidiaries), promoters or control persons have:

•	had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, or SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and

•	been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure and Role in Risk Oversight

The Board believes that the Company’s shareholders are best served if the Board retains the flexibility to adapt its leadership structure to applicable facts and circumstances, which necessarily change over time. Accordingly, the Company’s Corporate Governance Principles provide that the Board may combine or separate the roles of the CEO and Chairman, as it deems advisable and in the best interests of the Company and its shareholders.

The independent directors have concluded that the most effective leadership structure for the Company at the present time is for Mr. Moylan to serve as both our CEO and Chairman. The Board made this determination in light of Mr. Moylan’s service to, and varied experiences within, the Company, which allow him to bring to the Board a broad and uniquely well-informed perspective on the Company’s business, as well as substantial insight into the trends and opportunities that can affect the Company’s future. In adopting the structure, the Board also concluded that the strong independent membership of the Board and its standing committees ensures robust and effective communication between the directors and members of management, and that the overall leadership structure is effective in providing the Board with a well-informed and current view of the Company’s business that enhances its ability to address strategic considerations, as well as focus on the opportunities and risks that are of greatest importance to the Company and its shareholders. The Board believes this structure has served the Company well since January 2015.

Under our Corporate Governance Principles, the Board has the flexibility to modify or continue the leadership structure, as it deems appropriate. Until January 2015, the Board separated the roles of Chairman and CEO. As part of its ongoing evaluation of the most effective leadership structure for the Company, in January 2015 the independent directors decided to combine the roles of CEO and Chairman, and also appoint a lead director. The independent directors believe that having a lead director enhances the Board’s independent oversight of management by further providing for strong independent leadership; independent discussion among directors; and independent evaluation of, and communication with, senior management of the Company. Mr. Davis currently serves as lead director, and has since being appointed to the Board in June 2015. Prior to Mr. Davis, Mr. Butler served in this capacity from January 2015 through June 2015. The independent directors unanimously approved both persons to be lead director based on their experience knowledge of governance practices, strategic considerations, and the Company’s business interests.

Specific duties of the lead director include:

•	presiding at meetings of the independent directors;
•	serving as a liaison between the chairman and the independent directors;
•	consulting on meeting agendas;
•	working with management to assure that meeting materials are fulfilling the needs of directors;
•	consulting on the meeting calendar and schedules to assure there is sufficient time to discuss all agenda items;
•	calling meetings of the independent directors, including at the request of such directors;
•	presiding at Board meetings when the chairman is not present;
•	working with the independent directors to respond to shareholder inquiries involving the Board; and,
•	performing such other duties as the Board may from time to time delegate.

The Company’s Board plays an active role in risk oversight of the Company. The Board does not have a formal risk management committee, but administers this oversight function through various standing committees of the Board, which are described below. The Audit Committee periodically reviews overall enterprise risk management, in addition to maintaining responsibility for oversight of financial reporting-related risks, including those related to the Company’s accounting, auditing and financial reporting practices. The Audit Committee also reviews reports and considers any material allegations regarding potential violations of the Company’s Code of Ethics. The Compensation Committee oversees risks arising from the Company’s compensation policies and programs. This Committee has responsibility for evaluating and approving the executive compensation and benefit plans, policies and programs of the Company. The Nominating Committee oversees corporate governance risks and oversees and advises the Board with respect to the Company’s policies and practices regarding significant issues of corporate responsibility.

Director Independence

Our Board is currently comprised of five members, four of whom are independent directors. Mr. Moylan is not an independent director in light of his employment as CEO of the Company.

The Board, upon recommendation of the Nominating and Corporate Governance Committee, unanimously determined that each of our four non-employee directors is “independent,” as such term is defined in the Nasdaq Stock Market Rules (“Stock Market Rules”).

The definition of “independent director” included in the Stock Market Rules includes a series of objective tests, such as that the director is not an employee of the Company, has not engaged in various types of specified business dealings with the Company, and does not have an affiliation with an organization that has had specified business dealings with the Company. Consistent with the Company’s Corporate Governance Principles, the Board’s determination of independence is made in accordance with the Stock Market Rules, as the Board has not adopted supplemental independence standards. As required by the Stock Market Rules, the Board also has made a subjective determination with respect to each director that such director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company), even if the director otherwise satisfies the objective independence tests included in the definition of an “independent director” included in the Stock Market Rules.

Committees of the Board

Our Board has three standing committees: Audit, Compensation, and Nominating and Corporate Governance. Each of the committees is solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is independent pursuant to the Stock Market Rules. Each of the committees operates pursuant to its charter. The Committee Charters are reviewed annually by the Nominating and Corporate Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Corporate Governance Committee proposes revisions to the charters. The responsibilities of each committee are described in more detail below. The charters for the three committees are available on the Company’s website at http//www.dataram.com/ by following the link to “Investor Relations” and then to “Corporate Governance.”

Audit Committee

The Audit Committee, among other things, is responsible for:

•	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;
•	reviewing the internal audit function, including its independence, plans, and budget;
•	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;
•	reviewing our internal controls with the independent auditor, the internal auditor, and management;
•	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;
•	overseeing our financial compliance system; and
•	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under Securities and Exchange Commission (“SEC”) rules and the Stock Market Rules. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee is financially literate, and that all members meet the qualifications of an Audit Committee financial expert. Beginning in November 2014, the Audit Committee consisted of Mr. Butler, Mr. Markulec and Mr. Moylan. Mr. Butler served as chair beginning in November 2014. Mr. Davis joined the committee in June 2015, replacing Mr. Moylan.

Compensation Committee

The Compensation Committee was formed in October 2014. Among other things, it is responsible for:

•	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;
•	overseeing and administering the Company’s executive compensation plans, including equity-based awards;
•	negotiating and overseeing employment agreements with officers and directors; and
•	overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

For additional information regarding the Compensation Committee’s procedures for setting compensation of our executive officers, see “Compensation Discussion and Analysis.” The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. In 2015, the Compensation Committee consisted of Mr. Butler and Mr. Markulec. Mr. Markulec served as chair beginning in November 2014. Mr. Davis joined the committee in June 2015. The Board has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under SEC rules and the Stock Market Rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, is responsible for:

•	reviewing and assessing the development of the executive officers, and considering and making recommendations to the Board regarding promotion and succession issues;
•	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees, and the Board as a whole;
•	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience, including diversity considerations, for the full Board and each committee;
•	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;
•	reviewing, evaluating, and recommending changes to the Company’s Corporate Governance Principles and Committee Charters;
•	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;
•	overseeing the Company’s compliance program, including the Code of Conduct; and
•	overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. Beginning in November 2014, the Nominating and Corporate Governance Committee consisted of Mr. Butler, Mr. Markulec, and Mr. Isaac. Mr. Butler served as chair beginning in November 2014. Mr. Davis joined the committee in June 2015, replacing Mr. Isaac.

Consideration of Director Nominees

As specified in our Corporate Governance Principles, we seek directors with the highest standards of ethics and integrity, sound business judgment, and the willingness to make a strong commitment to the Company and its success. The Nominating and Corporate Governance Committee works with the Board on an annual basis to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience for the full Board and each committee, taking into account both existing directors and all nominees for election as directors, as well as any diversity considerations and the membership criteria reflected in the Corporate Governance Principles. The Nominating and Corporate Governance Committee and the Board, which do not have a formal diversity policy, consider diversity in a broad sense when evaluating board composition and nominations; and they seek to include directors with a diversity of experience, professions, viewpoints, skills, and backgrounds that will enable them to make significant contributions to the Board and the Company, both as individuals and as part of a group of directors. The Board evaluates each individual in the context of the full Board, with the objective of recommending a group that can best contribute to the success of the business and represent shareholder interests through the exercise of sound judgment. In determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee also considers the director’s attendance at meetings and participation in and contributions to the activities of the Board and its committees.

The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders, and its process for considering such recommendations is no different than its process for screening and evaluating candidates suggested by directors, management of the Company, or third parties

Code of Conduct

Our Code of Conduct (the “Code”), which was amended and restated as of November 18, 2014, applies to the Company’s employees, directors, officers, contractors, consultants, and persons performing similar functions ("Covered Persons"). This includes our CEO and Chairman, our chief financial officer (“CFO”), and our controller/treasurer. We require that they avoid conflicts of interest, comply with applicable laws, protect Company assets, and conduct business in an ethical and responsible manner and in accordance with the Code. The Code prohibits employees from taking unfair advantage of our business partners, competitors, and employees through manipulation, concealment, misuse of confidential or privileged information, misrepresentation of material facts, or any other practice of unfair dealing or improper use of information. The Code requires employees to comply with all applicable laws, rules, and regulations wherever in the world we conduct business. This includes applicable laws on privacy and data protection, anti-corruption and anti-bribery, and trade sanctions. Our Code was restated in 2014 to better reflect our expanding global operations and diverse employee base, enhance its clarity and general readability, and to make other stylistic changes to more closely align the Code with our overall brand. Our Code is publicly available and can be found on our website at http://www.dataram.com/ by following the link to “Investors” and then to “Corporate Governance.”

If we make substantive amendments to the Code, or grant any waiver, including any implicit waiver, from a provision of the Code to our CEO and Chairman, CFO, controller/treasurer, and any of our other officers, financial professionals, and persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report filed with the SEC on Form 8-K.

Compliance With Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and shareholders who own more than 10% of the Company’s stock to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. The Company assists its directors and executives by identifying reportable transactions of which it is aware and preparing and filing the forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year.

Item 11.  EXECUTIVE COMPENSATION

Compensation Committee Report

Under the rules of the SEC, this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Overview

This section provides information regarding the compensation and benefit programs for our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Together, these individuals comprise the Company’s current Executive Officers. In FY 2014 and FY 2015, the Executive Officers consisted of the CEO, Chief Accounting Officer (CAO) and Controller, General Manager Micro Memory Bank, and VP Manufacturing and Engineering. We have included a discussion and analysis of information regarding, among other things, our compensation philosophy, the overall objectives of our compensation program, and each element of compensation.

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors is comprised of all members of our Board of Directors, except the Chief Executive Officer. The Compensation Committee’s basic responsibility is to review the performance of our management in achieving corporate goals and objectives and to ensure that our executive officers are compensated effectively in a manner consistent with our strategy and compensation practices. Toward that end, the Compensation Committee oversaw, reviewed and administered all of our compensation, equity and employee benefit plans and programs applicable to executive officers.

Compensation Philosophy

We operate in an extremely competitive and rapidly changing industry. We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long-term value of our Company. Therefore, our goal is to maintain an executive compensation program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our shareholders.

Mr. Moylan, our Chief Executive Officer, as the manager of the members of the executive team, assessed the individual contribution of each member of the executive team other than himself and, where applicable, made a recommendation to the Compensation Committee with respect to any merit increase in salary, cash bonus, and option awards. The Compensation Committee evaluated, discussed and modified or approved these recommendations and conducted a similar evaluation of Mr. Moylan’s contributions to the Company.

During 2015 and beyond, our objective will be to provide overall compensation that is appropriate given our business model and other criteria to be established by the Compensation Committee. Some of the elements of the overall compensation program are expected to include competitive base salaries, short-term cash incentives and long-term incentives in the form of options to purchase shares and restricted stock awards, if available.

We expect that our Chief Executive Officer, as the manager of the members of the executive team, will continue to assess the individual contributions of the executive team and make a recommendation to the Compensation Committee with respect to any merit increase in salary, cash bonus pool allocations, award of options to purchase shares, and restricted stock awards. The Compensation Committee will then evaluate, discuss and modify or approve these recommendations and conduct a similar evaluation of the Chief Executive Officer’s contributions to corporate goals and achievement of individual goals.

Our compensation philosophy is designed to support our key objective of creating value for our shareholders by increasing both revenue and earnings over the long term. The Compensation Committee of our Board, comprised solely of independent directors, is responsible for guiding and overseeing the formulation and application of the compensation and benefit programs for our Executive Officers and other senior leaders. The Compensation Committee is also responsible for recommending the design and application of the CEO’s compensation to the independent directors of the full Board and acts pursuant to a charter that has been approved by our Board.

The Compensation Committee works with our CEO and head of HR to design compensation programs that encourage high performance, promote accountability, and ensure that executive interests are aligned with the interests of our shareholders.

The primary objectives of our executive compensation programs are to:

•	Create shareholder value by aligning executive compensation to long-term Company performance;
•	Attract, retain, and motivate highly-qualified executives by offering market-competitive total compensation packages; and
•	Balance the focus on short- vs. longer-term performance objectives through an appropriate mix of annual incentive (cash bonus) and longer-term (equity participation) compensation.

Compensation Policies and Risk Management

The Compensation Committee and management periodically undertake a risk assessment of the Company’s compensation policies and practices, including a review of trends and developments in executive pay. The Compensation Committee does not believe that the Company’s compensation policies and practices motivate imprudent risk taking or are reasonably likely to cause a material adverse effect upon Dataram’s business and operations. In this regard, the Company notes, among other things, that the Company does not offer significant short-term incentives that might drive high-risk behavior at the expense of long-term Company value and that stock option awards to directors and management seek to align the interests of these individuals with the Company’s long-term growth goals.

Role of Executive Officers and Compensation Consultants

Our Chief Executive Officer supports the Compensation Committee in its work by providing information relating to our financial plans, performance assessments and recommendation for compensation of our executive officers. Mr. Moylan, while not a member of the Compensation Committee, is a member of the Board of Directors. The Compensation Committee has not in recent years engaged any third-party consultant to assist it in performing its duties, though it may elect to do so in the future.

Guiding Principles

The design of our specific compensation programs is based upon the following guiding principles:

Pay for Performance

We believe that the best way to accomplish alignment of compensation plans with the interests of the executives who participate in them is to link compensation directly to both individual and Company performance. Beginning in 2015, our annual bonus plan rewards the achievement of specific financial and strategic objectives that are tied to individual and Company performance and are critical to our ongoing success. Additionally, share based compensation is intended to represent a significant portion of total compensation.

Cost

Compensation and benefit programs are designed to be cost effective while still ensuring that the interests of our employees are maintained. While paying competitive cash and share-based compensation, we do not offer expensive post-employment programs and provide few perquisites or other personal benefits.

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

Long-Term Incentive Compensation. In the past, the Company has awarded shares of common stock to executive officers under various equity incentive plans. The Company’s 2014 Equity Incentive Plan allows the award of shares of common stock (grants, options) to the Company’s employees (other than executive officers), directors, and officers.

Key Elements of Compensation Program

The Compensation Committee engages in an ongoing review of the Company’s executive compensation and benefits programs to ensure that they support the Company’s compensation philosophy and objectives, as described above, and ultimately serve the best interests of our shareholders. In connection with this ongoing review, the Compensation Committee has in recent years revised the executive compensation program to include the following, each of which reinforces our executive compensation philosophy and objectives:

•	A Portion of Long-Term Incentive Awards Is Linked to Performance Objectives: A portion of the Company’s long-term equity awards granted to the Executive Officers, commencing in 2015, is in the form of at-risk, performance-based compensation. This component of the overall equity plan for Executive Officers, which is in addition to time-based RSU awards, is in the form of performance based RSUs (Performance Share Awards or “PSAs”).

•	Inclusion of a “Clawback” Policy: The Compensation Committee has determined that it is in the best interests of its shareholders to have a clawback policy with respect to incentive compensation. Under that policy, if there is an accounting restatement due to material noncompliance by the Company with any financial reporting requirement, incentive compensation paid to an Executive Officer that was calculated based upon any erroneous data is recoverable by the Company.
•	Stock Ownership Requirements:
o	The Compensation Committee periodically evaluates the compensation of directors and recommends compensation changes to the Board as appropriate. Non-employee directors receive a combination of cash and equity compensation for service on the Board. Directors who are employees of the Company shall receive no additional cash compensation for serving on the Board, but receive equity compensation for service on the Board.
o	The Company requires our directors and executive officers to own a particular amount of our shares. Each non-employee director is required to own at least 4,000 shares of the Company’s stock. The Company’s CEO is required to own at least 60,000 shares of the Company’s stock. Each of the Company’s Executive Officers is required to own at least 15,000 shares of the Company’s stock. These requirements are to be satisfied by the later of January 1, 2016 or within four years of assuming a position as a director, CEO, or Executive Officer.

Say on Pay

As noted above, in its compensation review process, the Compensation Committee considers whether the Company’s executive compensation and benefits program serves the best interests of the Company’s shareholders. In that respect, as part of its on-going review of the Company’s executive compensation program, the Compensation Committee considered multiple factors, including the approval by approximately 86% of the votes cast with respect to the Company’s “say on pay” vote at the Company’s 2014 Annual Meeting of Shareholders and determined that the Company’s executive compensation philosophy, compensation objectives, and compensation elements continued to be appropriate. The Compensation Committee did not make any changes to the Company’s executive compensation program specifically in response to the “say on pay” vote.

Policy Against Hedging and Pledging

The Company considers it improper and inappropriate for officers, employees, and Board members to engage in short-term or speculative transactions in the Company’s securities or in other transactions that may lead to inadvertent violations of the insider trading laws. Accordingly, the Company prohibits officers, employees, and Board members from short sales of the Company’s securities and transactions in publicly traded options, such as puts, calls, and other derivative securities related to the Company’s securities, on an exchange or in any other organized market. In addition, officers, employees, and Board members are prohibited from holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan without seeking pre-clearance from the Company’s Chief Compliance Officer.

The Annual Compensation Process

In conducting its annual compensation review in June 2015, the Compensation Committee considered quantitative and qualitative performance results; the Company’s overall need to attract, retain, and motivate its executive team; and, the total cost of compensation programs. The Compensation Committee reviews performance results presented by management in determining annual bonus awards for the prior year, as well as in establishing the appropriate aggregate and individual compensation levels for the current year. In 2015, the Compensation Committee worked with management in the compensation review process as follows:

•	Develop performance measures: Our CEO and Head of HR identified appropriate performance measures and recommended performance objectives that were used to determine annual and long-term awards.
•	Compile benchmark data: The Committee prepared benchmarking and competitive data with respect to historical compensation. The Compensation Committee utilized this information in connection with establishing Executive Officer compensation plans and parameters at its annual compensation review meeting.
•	Develop compensation recommendations: Based upon Company and individual performance data, the CEO and Head of HR prepared specific compensation recommendations for the Executive Officers (other than the CEO) regarding base salary, annual bonus, and equity grants, and presented these recommendations to the Compensation Committee. The CEO prepared recommendations for the Head of HR. The Compensation Committee reviewed these recommendations against Company and individual performance and made modifications as deemed appropriate. The CEO provided a self-evaluation of his performance against objectives. The Compensation Committee met in closed session without the CEO present to determine recommendations for base salary, annual bonus, and share-based compensation. These recommendations were developed with no input from the CEO and took into account overall Company performance, personal performance against objectives, Board and senior leadership feedback, and compensation benchmarking data provided by external sources. Compensation Committee recommendations were then reviewed and approved by all independent directors of the Board, in closed session without the CEO present.

Elements of Total Compensation

The compensation package for our NEOs in 2015 consisted primarily of four components: base salary, a potential annual cash bonus, share-based compensation, and other benefits. Each component is designed to achieve a specific purpose and to contribute to a total compensation package that is competitive, performance-based, and valued by our executives.

Base Salary

Base salaries are designed to attract and retain highly-qualified executives, as well as to reward them based upon their performance at levels competitive with peer companies. The CEO recommends Executive Officer salary levels (other than for himself) to the Compensation Committee for approval based upon responsibility and individual performance, market salary data, and internal equity considerations. The Compensation Committee makes CEO salary recommendations to the independent members of the Board for approval based upon Company and individual performance and market salary data.

When determining changes in base salary, the Compensation Committee or the independent members of the Board (in the case of the CEO) considers these recommendations and its own evaluation of overall Company performance, the individual’s scope of responsibility, relevant career experience, past and future contributions to the Company’s success, and competitive compensation data for peer group companies. The Compensation Committee does not use a formula to determine increases and decreases, and no one factor is weighted more heavily than another. Although the Compensation Committee does not have a specific benchmark, the goal of the CEO and Compensation Committee is to ensure that total compensation packages, including base salaries of the Executive Officers, generally remain competitive with the 50th – 75th percentile when compared to peer group companies.

Annual Cash Bonus

In 2015, the Compensation Committee established an annual bonus plan for Executive Officers based upon predetermined financial, operational and strategic, and human capital objectives for the Company overall, and for the executive’s area of responsibility. Each executive had an assortment of objectives that were established at the beginning of the year and reviewed with the executive. Annual Company-level performance goals serve both to motivate executives as well as to increase shareholder returns by focusing executive performance on the attainment of those goals identified as having a positive impact on our short-and long-term business results.

Financial objectives” are defined as those that are related to financial outcomes, and include both overall firm financial outcomes as well as individual outcomes in specific areas of responsibility. Representative objectives in the financial category include: revenue; Adjusted EBITDA (net income before loss from discontinued operations, net of provision for income taxes; interest expense, net; debt extinguishment costs; depreciation and amortization; the impact of the deferred revenue fair value adjustment; acquisition related costs; share-based compensation; impairment loss; restructuring costs; costs associated with exit activities; and gain on acquisition.); and non-GAAP diluted earnings per share (diluted earnings per share before the per share effect of loss from discontinued operations, net of provision for income taxes and excludes the after tax per share effects of the impact of the deferred revenue fair value adjustment; acquisition related costs; impairment loss; gain on cost method investment; restructuring costs; share-based compensation; amortization of acquisition related intangibles; debt extinguishment costs; costs associated with exit activities; and gain on acquisition).

“Operational and strategic objectives” are defined as those that are related to core operational processes of the Company, and include both current business processes as well as strategic acquisition and integration objectives. Representative objectives in the operational and strategic category include: increase in customer engagement; new product development; new account acquisition; and increase in brand awareness.

“Human capital objectives” are defined as those that are related to the effective management of the talent base of the Company. Representative objectives in the category of human capital objectives include: succession planning for certain key management positions; recruiting and retention goals; staff development; and preparing certain key employees for leadership positions.

For 2015, the Compensation Committee designed the annual bonus plan for Executive Officers to provide competitive incentive compensation at a target incentive payout percentage of their base salary for each Executive Officer. The CEO’s maximum bonus opportunity is 200% of base salary. The minimum bonus opportunity for all Executive Officers, including the CEO, is 0% of base compensation.

For the CEO, the Compensation Committee makes the recommendation for the annual bonus to the independent members of the Board for approval. For the Executive Officers and other executives, the CEO recommends annual bonuses to the Compensation Committee for approval. The following table summarizes the number of specific individual objectives and a breakdown of the percentage contribution to the overall individual bonus used by the Compensation Committee to evaluate individual performance for each Executive Officer in FY2015.

Name	Role	Financial Objectives (# and Percentage Weighting	Operational Objectives (# and Percentage Weighting	Human Capital Objectives (# and Percentage Weighting
David A. Moylan (1)	Chairman, President & CEO	1 / 100%	None	None

Anthony M. Lougee	Chief Accounting Officer & Controller	1 / 100%	None	None

John Freeman (2)	President & CEO	None	None	None

_______________

(1)	Effective January 22, 2015, the Company employed Mr. Moylan as its President and CEO.
(2)	Effective January 22, 2015, Mr. Freeman was no longer employed by the Company.

In 2015 and 2014, the target and actual bonus awards for the CEO and other Executive Officers were as follows:

Name	2015 Target Bonus	2015 Actual Bonus	2014 Target Bonus	2014 Actual Bonus
David A. Moylan	n/a	$0	n/a	n/a

Anthony M. Lougee	None	$3,000	None	$6,000

John Freeman (1)	None	$0	None	$0

Jeffrey Duncan (2)	None	$2,000	None	$4,000

David Sheer	None	$0	None	$0

_______________

(1)	Effective January 22, 2015, Mr. Freeman was no longer employed by the Company.
(2)	Effective February 13, 2015, Mr. Duncan retired from the Company.

Share-based Compensation

The use of share-based compensation has been a significant component of our overall compensation philosophy and is one that we plan to continue. Our philosophy is built on the principle that equity compensation should seek to align employees’ actions with shareholder interests; attract, retain, and motivate highly qualified executives; and balance the focus on short- and longer-term performance objectives. Beginning in 2015, we determined that it would be appropriate to grant a combination of RSUs and PSAs. While we believe that RSUs are an effective means to retain executives and to align executive and shareholder interests since the value of the award is tied to the Company’s stock price, PSAs add an at-risk, performance-based compensation element to the Company’s long-term incentive program, designed to motivate achievement of two key financial metrics for the Company.

A RSU is a promise to deliver a share of common stock at a specific time in the future, subject to vesting requirements. The fair value of a RSU is determined by the price of our stock on the grant date (reduced by the present value of dividends expected to be paid over the vesting period). As the price of our stock fluctuates, so does the fair value of the RSU; this allows for employee and shareholder alignment with both increases and decreases in our stock price.

The size of an annual share-based compensation award granted to an employee has been determined by his/ her respective position and underlying responsibilities, recognizing the different levels of contribution to the achievement of performance goals.

The Company does not use a formula that ties the amount of share-based compensation awards to be granted to each Executive Officer to the achievement of specific in-year performance goals. Rather, the Compensation Committee reviews an assortment of factors in determining the appropriate level of awards to be granted to Executive Officers, including comparative market data, individual contributions over time, the need to retain that individual, and an assessment of the individual’s relative equity position. The Compensation Committee’s goal is to generally maintain total compensation (including base, bonus, and long-term incentives) for its Executive Officers competitive with the 50th percentile when compared to peer group companies. Keeping the comparative market data in mind, the Compensation Committee reviewed and considered all of these factors for each Executive Officer and, based upon its experience and this review, approved the specific awards for each Executive Officer described in the “Grants of Plan-Based Awards in 2015” table.

Share-based compensation awards in the form of RSUs generally vest 33% per year beginning one year from the date of grant. With vesting over three years, a RSU provides the holder with a valuable award that may only be retained by the executive so long as the executive’s employment with the Company continues.

The overall funding levels of all share-based awards are ultimately subject to the judgment and approval of the Compensation Committee to ensure appropriate alignment with the interests of our shareholders. Share-based awards are granted each year from the equity incentive pool. Eligibility to participate in share-based grants, as well as the specific grant amounts, are based upon the competitive long-term incentive value for each executive’s position, the individual’s contribution to longer-term Company objectives, and the potential for the individual to contribute further over time. The CEO recommends award grants for the Executive Officers, other executives, and senior managers to the Compensation Committee, which has final approval authority for these recommendations. The CEO’s share-based award is recommended by the Compensation Committee to all of the independent members of the Board for approval.

Additionally, when determining individual compensation actions for the CEO and other Executive Officers, the Compensation Committee considers the total compensation to be delivered to individual executives, and as such may exercise discretion in determining the portion allocated to annual versus long-term incentives. We believe that this “total compensation” approach provides the ability to balance compensation decisions between the short- and longer-term needs of the business. It also allows for the flexibility required to recognize differences in performance by providing differentiated compensation.

Annual Grants of Share-Based Awards

Share-based awards are granted following regularly-scheduled Compensation Committee meeting in Q1. Grants are determined during the same meeting at which the Compensation Committee determines all elements of the Executive Officers’ compensation for the year. This meeting date follows the issuance of our earnings release for the previous fiscal year. The Compensation Committee believes that it is appropriate that annual awards be made at a time when material information regarding our performance for the preceding year has been disclosed. We do not otherwise have any program, plan, or practice to time annual grants to our executives in coordination with the release of material non-public information.

Recommendation of grants for any newly-hired or promoted executives during the course of the year occurs through a committee of management appointed by the Compensation Committee. The Compensation Committee receives a quarterly report of all such recommendations. All grants to Executive Officers are made by the Compensation Committee itself and not pursuant to delegated authority.

All share-based awards are made to employees under the 2014 Equity Incentive Plan. The fair value of an RSU is determined by closing market price on the day of award.

Allocation between annual cash compensation and long-term non-cash compensation

We believe that both cash compensation and non-cash compensation are appropriate mechanisms for driving executive performance in support of shareholder value. Cash compensation rewards annual (short-term) performance, while non-cash compensation is generally used to reinforce sustained performance over a longer period of time. The allocation between annual cash compensation and long-term equity compensation is based primarily on an evaluation of an executive’s overall role and contributions to the Company, taking into account competitive concerns regarding attracting and retaining superior talent, as opposed to a targeted allocation between annual and long-term compensation. We also consider certain internal factors that may cause us to target a particular element of an executive’s compensation for unique treatment. These internal factors may include the executive’s operating responsibilities, management level, and unique contribution for the time period in question.

While there is no specific targeted mix between annual and long-term compensation by individual executive position, we vary annual and long-term compensation mix by level. In general, as base salary levels increase, more weight is placed on long-term compensation.

Other Benefits

The Executive Officers participate in the same company-wide benefit plans designed for all of our full time US employees. Additionally, we provide a limited number of company-sponsored insurance, retirement and other benefit plans to executives. We believe that it is more cost-effective to pay our executives a highly competitive salary, bonus and long-term incentives, rather than maintain expensive retirement programs. We do not maintain a defined benefit plan.

Executive Perquisites and Other Compensation

Our executive officers participate in the same 401(k) plan and the same life and health group insurance plans, and are entitled to the same employee benefits, as our other salaried employees. Any additional perquisites are specifically detailed in an officer’s employment agreement which is publically disclosed, as are any changes.

Perquisites and other personal benefits do not comprise a significant aspect of our executive compensation program. Starting in January 2015, we reduced the number and value of executive perquisites to a minimum. Any perquisites provided to our Executive Officers result in imputed compensation to such executives or tax purposes.

The Executive Officers are eligible to participate in our company-wide personal medical, dental, life, disability insurance plans and other broad-based benefit plans. Under certain broad-based benefit plans, participants, including a Executive Officer, may purchase higher levels of coverage.

We believe that providing these limited perquisites is appropriate. The Compensation Committee reviews the perquisites provided to its Executive Officers on a regular basis, in an attempt to ensure that they continue to be appropriate in light of the Compensation Committee’s overall goal of designing a compensation program for Executive Officers that maximizes the interests of our shareholders.

Insurance Plans

The core insurance package includes health, dental, disability and basic group life insurance coverage generally available to all employees.

Retirement Plans

We provide retirement benefits to executives through a 401(k) plan, which gives employees the opportunity to save for retirement on a tax-favored basis. Executives may elect to participate in the 401(k) plan on the same basis as all other employees. In recognition of the 401(k) as a central element of our employees’ retirement planning process, we provide a discretionary contribution of 75% of an employee’s contribution up to a maximum of 6% of base salary, limited to IRS annual maximum contribution amounts.

Severance Agreement with the CEO

On June 12, 2015, we entered into a severance agreement with David A. Moylan, our CEO, which is described in more detail under the heading “Employment Agreements and Potential Termination or Change in Control Payments.” Mr. Moylan has an employment agreement.

The severance agreement provides that Mr. Moylan will be entitled to receive the following compensation and benefits if his employment is terminated by the Company without “cause” (as such term is defined in the severance agreement) or by him for “good reason” (as such term is defined in the severance agreement), subject to his executing the Company’s standard release of claims:

•	A lump sum payment equal to 100% of the sum of (a) one year’s base salary at the time of such termination plus (b) his average annual incentive bonus actually paid by the Company for the year immediately preceding the year in which termination occurs;
•	Immediate vesting of all of his outstanding equity awards (other than performance-based equity awards);
•	Immediate vesting of a pro rata amount of his performance-based equity awards based on actual performance from the commencement of the applicable performance period through the date of termination and the projected outcome at the conclusion of the applicable performance (or such higher level as may be provided under the applicable award agreement);
•	A pro rata annual incentive bonus payment for the year in which termination occurs based on actual performance; and
•	Welfare benefits for one year following his termination at the same cost to him as is charged to active employees.

The severance agreement provides that in the event of a “change of control” (as such term is defined in the severance agreement), Mr. Moylan will be entitled to receive vesting of all of his outstanding equity awards as set forth above.

The severance agreement does not provide for a gross-up payment if Mr. Moylan incurs an excise tax due to the application of Section 280G of the Internal Revenue Code of 1986. Rather, the amounts received by Mr. Moylan that are contingent upon a change in control will either be (a) reduced to the extent necessary to avoid the excise tax, or (b) paid in full, whichever is better for him on an after-tax basis. We believe the agreement with Mr. Moylan is within market practice for CEOs at comparable companies.

Change in Control and Severance Agreements

We have Change of Control and Employment agreements in place with our CEO and CFO, Messrs. Moylan and Lougee. The agreements with Messrs. Moylan and Lougee each provide for the payment of one year’s salary upon early termination in lieu of payments under the Company general severance policy.

In the event of a change in control of the Company, these agreements only provide benefits upon a so-called “double trigger.” This means that severance benefits are triggered only when the executive is involuntarily terminated by the Company without cause or the executive terminates employment for “good reason” within 24 months after the date of the change in control. The severance benefits consist of 12 months of base pay plus a pro rata target bonus for the year of termination, payable over 12 months, and 12 months of health continuation coverage at active employee rates.

The Compensation Committee believes that these change in control and severance arrangements are well within market practice for similarly situated executives and are an important part of the overall compensation program designed to retain our executives.

Summary

The Compensation Committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns our executive officers’ interests with those of our shareholders. The Compensation Committee also believes that the compensation of our executives is both appropriate and responsive to the goal of improving shareholder value.

Compensation Committee Report

The following report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) with the Company’s management. Based on its review and discussions, the Committee recommended to our Board of Directors that the CD&A be included in this Annual Report on Form 10-K filed with the SEC for the fiscal year ended April 30, 2015.

COMPENSATION COMMITTEE MEMBERS

Michael E. Markulec, Chairman

Richard D. Butler, Jr.

Trent D. Davis

Compensation and Risk

The Compensation Committee believes that the Company’s compensation programs appropriately reward prudent business judgment and risk-taking over the long term. The Compensation Committee provides oversight with respect to any risks that may be created by these compensation programs. Management has evaluated the risks that are created by the Company’s compensation programs for all employees, including non-executive officers, and the Compensation Committee has reviewed this evaluation. Based on our review, we have concluded that these compensation programs do not create risks that are reasonably likely to have a material adverse effect on the Company.

SUMMARY COMPENSATION TABLE

(In Dollars)

Name and Principal Position	Fiscal Year	Salary	Bonus	Other(1,2)	Equity Awards(3)	Other Compensation (4)	Total
David A. Moylan (7) Chief Executive Officer (PEO)	2015	$56,784	$0	$0	$0	$750	$57,534

John H. Freeman Chief Executive Officer (PEO)	2015	$211,428	$0	$101,750	$0	$9,514	$322,692
	2014	$275,000	$0	$0	$0	$12,375	$287,375

Jeffrey H. Duncan (5) V.P., Manufacturing & Engineering	2015	$160,734	$2,000	$6,500	$0	$7,233	$176,467
	2014	$199,032	$4,000	$7,800	$0	$8,956	$219,788

Anthony M. Lougee Chief Accounting Officer and Controller (PFO)	2015	$135,450	$3,000	$0	$0	$6,095	$144,545
	2014	$129,000	$5,000	$0	$0	$5,805	$139,805

David S. Sheerr (6) General Manager, Micro Memory Bank	2015	$204,000	$0	$0	$0	$9,000	$213,000
	2014	$200,000	$0	$0	$0	$9,000	$209,000

(1)	Automobile allowances. Effective January 22, 2015, the company eliminated its automobile allowance policy.
(2)	John Freeman started was employed by the company from May 7, 2009 through January 22, 2015. During this period, Mr. Freeman had use of a company rented apartment, and beginning December 2010 through January 2015 a company car which have not been previously reported. The $101,750 represents an approximate applied value for the personnel use of those company assets.
(3)	We measure the fair value of stock options using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of $0 in fiscal years 2015 and 2014. Risk-free interest rates ranging from [0.5% to 5.0%] were used. All option awards and option values have been adjusted to reflect the reverse 1-for-6 stock split which was effective March 18, 2013.
(4)	Payments by the Company to a plan trustee under the Company’s Savings and Investment Retirement Plan, a 401(k) plan. The Company does not have a pension plan.
(5)	Jeffrey H. Duncan retired from the company on February 13, 2015.
(6)	In May 2015, David S. Sheer stepped down his role as a corporate officer and moved into the role of “Corporate Advisor” for Dataram. Mr. Sheer’s salary was reduced to $100,000 annually.
(7)	David A. Moylan started with the company on January 22, 2015.

Grant of Plan-Based Awards in 2015

There were no grants of plan-based awards to Executive Officers of the Company in the Company’s fiscal year ended April 30, 2015.

The Company has two equity incentive plans – the 2011 Equity Incentive Plan and the 2014 Equity Incentive Plan. The size of grants under the 2011 and 2014 Equity Incentive Plans are not predetermined in accordance with an incentive award. As of August 31, 2015, 0 shares remain available for issuance under either the 2011 or 2014 Equity Incentive Plans.

Salary and bonus constituted approximately 85% of total compensation for the Executive Officers in fiscal 2015. All options granted are at an exercise price equal to the closing market price of the Company’s common stock on the date of grant. No dividends are paid or accrued with respect to options for the benefit of employees prior to the date of option exercise.

Outstanding Equity Awards at April 30, 2015

The following table sets forth information regarding the number of shares and the value of unvested RSUs, and the number of shares of unexercised stock options and SARs held by the executive officers at the fiscal year-end April 30, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

			Option Awards (1,2)				Stock Awards (1,2)
Name	Grant Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares or Units of Stock That have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares or Units of Stock That Have Not Vested ($)
Jeffrey H. Duncan (4)	2010	16,667	0	0	15.42	09/24/2019
	2009	1,333	0	0	11.94	09/25/2018

David S. Sheerr (3,5)	2012	16,667	0	0	4.14	07/18/2017
	2011	16,667	0	0	6.36	09/22/2016
	2010	16,667	0	0	10.56	09/23/2015
(1)	The number of securities underlying unexercised options and option prices have been adjusted to reflect the reverse 1-for-6 stock split effective March 18, 2013.
(2)	Based on closing market price of $2.17 on April 30, 2015.
(3)	Options granted to David S. Sheerr were made pursuant to an employment agreement the Company entered into with him concurrent with the Company’s acquisition of certain assets of Micro Memory Bank, Inc. from Mr. Sheerr on March 31, 2009. Options granted to Mr. Sheerr are five year options exercisable one year after the grant date.
(4)	Jeffrey H. Duncan retired from the company on February 13, 2015.
(5)	In May 2015, David S. Sheer stepped down his role as a corporate officer and moved into the role of “Corporate Advisor” for Dataram.

All options granted are at an exercise price equal to the closing market price of the Company’s common stock on the date of grant.

Option Exercises and Stock Vested in 2015

There were no stock options exercised nor stock awards vested for executive officers during the fiscal year ended April 30, 2015.

DIRECTOR COMPENSATION

The following table sets forth information concerning director compensation during the fiscal year ended April 30, 2015(1):

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)(9)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other ($)	Total Compensation ($)
Thomas A. Majewski (2)	$14,000	$0	$0	$0	$0	$21,475	$35,475
Rose Ann Giordano (2)	$14,000	0	0	0	0	$15,135	$29,135
John Freeman (3)	$ 0	0	0	0	0	0	$0
Michael E. Markulec	$18,000	0	0	0	0	0	$18,000
David A. Moylan (4,8)	$19,424	0	0	0	0	0	$19,424
Richard D. Butler Jr.(4)	$10,891	0	0	0	0	0	$10,891
Trent D. Davis (5)	$0	0	0	0	0	0	$0
Jon Isaac (4,6)	$10,891	0	0	0	0	0	$10,891
Edward Karr (7)	$0	0	0	0	0	0	$0

_______________

(1)	All directors’ fees, except for equity awards, are paid in cash in the year earned. Directors who are not employees of the Company receive a quarterly payment of $6,000. The Chairman of the Board, if not an employee of the Company, receives a quarterly payment of $9,000. During fiscal 2015, no (0) equity awards were issued to directors of the Company.
(2)	In September 2014, Mr. Majewski and Ms. Giordano each received a 5 year D&O policy valued at $30,270. The company paid for this policy for the exclusive benefit of Mr. Majewski and Ms. Giordano. Mr. Majewski also was paid $6,340 to cover medical insurance cost. These payments are reportable as personal income to the IRS.
(3)	Effective March 20, 2015, Mr. Freeman ceased to be a member of the Company’s Board of Directors.
(4)	Effective November 18, 2014 Messrs. Butler, Isaac and Moylan were elected to the Company’s Board of Directors.
(5)	Effective June 8, 2015, Mr. Davis was appointed to the Company’s Board of Directors.
(6)	Effective June 12, 2015 Mr. Isaac resigned from the Company’s Board of Directors.
(7)	Effective June 16, 2015, Mr. Karr was appointed to the Company’s Board of Directors.
(8)	Effective January 22, 2015, Mr. Moylan was appointed interim President and CEO of Dataram Corporation by the Company’s Board of Directors. During the period November 18 2014 through January 22, 2015, Mr. Moylan earned $5,100 in fees for service as a non-employee Director and $15,400 in fees for additional services performed as a Board Director for the Board of Directors and at the request of the Board of Directors.
(9)	The aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Employment Agreements

The Company has current and active employment agreements with executive officers as noted below.

David A. Moylan

On January 22, 2015, the Company’s Board of Directors appointed David A. Moylan to the position of Interim President and Chief Executive Officer of the Company. On June 8, 2015, the Board of Directors agreed to hire Mr. Moylan as President and Chief Executive Officer for a term of thirty six (36) months, with automatic renewal terms of one year if not terminated by either party at the end of the agreement. Mr. Moylan’s base salary is $200,000 annually. He is eligible for a target bonus of 50% of his base salary, as determined by a review of the Company’s Compensation Committee. This bonus may be more or less than the target depending on his performance versus expectations. Mr. Moylan receives twenty four (24) days paid time off (PTO) and is entitled to participate in any of the Company’s present and future life insurance, disability insurance, health insurance, and similar plans. In the event of termination, Mr. Moylan is entitled to one year’s base salary at the current rate plus a pro rata bonus for the current year, and one year of benefits coverage. Mr. Moylan has also agreed to certain non-solicitation and non-competition restrictions as part of his employment.

Anthony M. Lougee

On August 4, 2015, Anthony M. Lougee accepted the Company’s Board of Director’s promotion from Controller and Chief Accounting Officer to Chief Financial Officer (CFO), effective August 17, 2015. As such, Mr. Lougee updated his employment agreement with the Company effective August 17, 2015. This agreement cancels and supersedes all prior agreements, including, without limitation, any prior Employment Agreements. The agreement is on an at-will basis, which means that Mr. Lougee may resign from the Company and the Company may terminate Mr. Lougee’s employment with or without notice. Mr. Lougee’s base salary is $144,000 annually. He is eligible for a target bonus of 25% of his base salary, as determined by a review of the Company’s Compensation Committee. This bonus may be more or less than the target depending on his performance versus expectations. Mr. Lougee receives twenty five (25) days paid time off (PTO) and is entitled to participate in any of the Company’s present and future life insurance, disability insurance, health insurance, and similar plans. Mr. Lougee has also agreed to certain non-solicitation and non-competition restrictions as part of his employment. In the event of termination, Mr. Lougee is entitled to one year’s base salary at the current rate plus a pro rata bonus for the current year, and one year of benefits coverage. The agreement contains terms concerning confidentiality, post-employment restrictions on competition and non-solicitation of Company employees.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock by each of our directors and named executive officers, individually, and all of our directors and executive officers as a group:

Name of Beneficial Owner	Role	Amount and Nature of Beneficial Ownership (1,2,3,4)		Total Equity Stake(5)
		Number	Percent	Number	Percent
David A. Moylan	Chairman and CEO	71,666	2.1%	238,333	2.0%

Anthony M. Lougee	CFO	11,475	*	47,475	*

Richard D. Butler Jr.	Director	3,934	*	3,934	*

Trent D. Davis	Director	3.934	*	3,934	*

Edward M. Karr	Director	3.934	*	3,934	*

Michael E. Markulec	Director	3,934	*	3,934	*

Directors and Executive Officers as a group (6 persons)		98,887	2.8%	301,544	2.5%

* Less than 1%.

(1) The number of shares has been adjusted to reflect the reverse 1-for-6 stock split effective March 15, 2013.

(2) On September 9, 2015, 3,323,414 shares were outstanding.

(3) Unless indicated, each shareholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power.

(4) Beneficial ownership includes all stock options and restricted units held by a shareholder that are currently exercisable or exercisable within 60 days of *, 2015 (which would be November 1, 2015) as follows:

•	David A. Moylan: 238,333 shares
•	Antony M. Lougee: 29,475 shares
•	Directors and Executive Officers as a group: 301,544 shares

(5) The Total Equity Stake column indicates the number of shares owned assuming the exercise of all stock options, restricted units whether vested or unvested, without regard to whether or not the stock options and restricted units are exercisable within 60 days. Percentages in the percent column are calculated on a diluted basis, assuming that all shares subject to stock options and restricted units are deemed to be outstanding, whether vested or unvested and without regard to whether or not the stock options and restricted units are exercisable within 60 days.

Beneficial Owners

At September 9, 2015 no person or entity is known to the Company to beneficially own more than 5% of the Company’s common stock.

EQUITY COMPENSATION PLAN INFORMATION AT APRIL 30, 2015

Plan Category	Number of Securities to be issued upon exercise of outstanding options(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans approved by security holders	125,746	$8.48	258,333

Equity compensation plans not approved by security holders	0	-	0

Total	125,746	$8.48	258,333

(1) The number of securities to be issued upon exercise of outstanding options, securities remaining available for future issuance and weighted average exercise price has been adjusted to reflect the reverse 1-for-6 stock split effective March 18, 2013.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules. This includes current or proposed transactions in which the Company was or is to be a participant, the amount involved exceeds the lower of either $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any of the Company’s executive officers, directors, or greater than five percent shareholders, or any members of their immediate families, has a direct or indirect material interest. As of the date of this proxy statement, there were two such transactions entered into since May 1, 2014, and the Audit Committee reviewed and approved these transactions. Apart from any transactions disclosed herein, no such transaction was entered into with any director or executive officer during the last fiscal year. Such transactions will be entered into only if found to be in the best interest of the Company and approved in accordance with the Company’s Code of Ethics, which are available on the Company’s web site.

During the fiscal years ended April 30, 2015 and 2014, the Company purchased inventories for resale totaling approximately $1,348,000 and $3,144,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company and is the former general manager of the acquired MMB business unit. When the Company acquired certain assets of MMB, it did not acquire any of its inventories. However, the Company informally agreed to purchase such inventory on an as needed basis, provided that the offering price was a fair market value price. The inventory acquired was purchased subsequent to the acquisition of MMB at varying times and consisted primarily of raw materials and finished goods used to produce products sold by the Company. Approximately $15,000 and $271,000 respectively, of accounts payable in the Company’s consolidated balance sheets as of April 30, 2015 and 2014 is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to April 30, 2015 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

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

On December 17, 2014, the Company terminated its agreement with MPP Associates, Inc., a consulting and advisory firm engaged to provide Financial services to the Company. Mark P. Palker is the President of MPP Associates, Inc. and was Dataram’s Corporate Secretary from September 2013 until December 2014. For the period May 1, 2015 to December 17, 2014 MPP Associates was paid approximately $130,338. For the period of January 1, 2014 to April 30, 2014, MPP Associates was paid approximately $65,334. Prior to engaging MPP Associates, the Company had engaged CFO Consulting Partners, LLC to provide Chief Financial Officer services at the rate of $200 per hour. Such payments totaled approximately $175,566 for the period of May 1, 2013 to December 31, 2013 and $286,600 for the fiscal year ended April 30, 2013. The fees paid for CFO services for year ended April 30, 2014 were $240,900. At no time did consultants from these entities receive direct compensation form the company; nor did they receive any benefits from the company.

Determination of Independence

The Board, upon recommendation of the Nominating and Corporate Governance Committee, unanimously determined that each of our four non-employee directors is “independent,” as such term is defined in the Nasdaq Stock Market Rules (“Stock Market Rules”).

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the last two fiscal years by the Company’s independent accounting firms. CohnReznick LLP (formerly J.H. Cohn LLP) was used for professional services through December 2014, and Anton & Chia LLP has been used for professional services thereafter:

	2015	2014 (5)
Audit Fees (1,5)	$112,663	$215,226
Audit-related fees (2)	16,100	15,500
Tax fees (3)	0	0
All Other Fees(4)	7,600	0
Total fees	$136,363	$230,726

__________________

(1)	Audit Fees: Audit fees were for professional services associated with the annual audit, including the audit of internal control over financial reporting, the reviews of the Company’s quarterly reports on Form 10-Q, statutory and subsidiary audits required in certain locations, consultations concerning financial accounting and reporting standards, and regulatory filings.
(2)	Audit-related fees: consists principally of the audit of the financial statements of the Company’s employee benefit plan.
(3)	Tax fees: consists principally of fees for tax consultation and tax compliance services, including foreign jurisdictions.
(4)	All other fees: primarily include support and advisory services.
(5)	2014 Audit Fees include $52,500 for estimated charges for Anton & Chia LLP to re-audit fiscal year 2014.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis.  Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants.   Our Audit Committee pre-approves these services by category and service.  Our Audit Committee has pre-approved all of the services provided by our principal accountants.

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

DATARAM CORPORATION
(Registrant)

Date:	September 11, 2015	By: /s/ David A. Moylan
David A. Moylan, Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	September 11, 2015	By: /s/ Anthony M. Lougee
Anthony M. Lougee, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:	September 11, 2015	By: /s/ Michael E. Markulec
Michael E. Markulec, Director

Date:	September 11, 2015	By: /s/ Richard D. Butler, Jr.
Richard D. Butler, Jr., Director

Date:	September 11, 2015	By: /s/ Trent D. Davis
Trent D. Davis, Director

Date:	September 11, 2015	By: /s/ Edward M. Karr.
Edward M. Karr, Director

Date:	September 11, 2015	By: /s/ Anthony M. Lougee
Anthony M. Lougee
Chief Financial Officer

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation, as amended.

3(b)	By-Laws. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 25, 2008.

4(d)	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

10(a)	2001 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 26, 2001.

10(b)	Savings and Investment Retirement Plan, January 1, 2001 Restatement.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2003.

10(c)	2011 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 22, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 16, 2011.

10(d)	2014 Equity Incentive Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10(e)	Lease Agreement dated as of April 4, 2011, between Hillier Properties, L.L.C., and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 28, 2011.

10(f)	Lease Agreement, dated December 31, 2000, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(g)	Lease Renewal Agreement, dated February 13, 2006, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(h)	Lease Renewal Agreement, dated February 10, 2011, between Nappen & Associates and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2011.

10(i)	Employment Agreement of Jeffrey H. Duncan dated as of February 1, 2005.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2005.

10(j)	Employment Agreement of David Sheerr dated as of March 31, 2009.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2010, filed with the Securities and Exchange Commission, SEC file number 001-08266, July 29, 2010.

10(k)	Product Consignment And Sale Agreement, dated as of July 27, 2010, Between Sheerr Memory, Inc. and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(l)	Note and Security Agreement, dated as of December 14, 2011, by and among David Sheerr and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(m)	Consignment Termination letter, dated December 14, 2011, between Sheerr Memory, Inc. and Dataram corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(n)	Patent Purchase Agreement, dated as of March 29, 2012, by and between Dataram Corporation and Phan Tia Group Pte, LLC.

10(o)	Securities Purchase Agreement, dated September 18, 2013, by and between Dataram Corporation and certain investors. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 19, 2013.

10(p)	Subordinated Secure Convertible Bridge Note purchase agreement dated July 14, 2015 by and between Dataram Corporation and certain investors. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, July 18, 2014.

10(q)	Series A Preferred Stock Purchase agreement dated as of October 20, 2014, by and between Dataram Corporation Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10(r)	Severance Payment Agreement dated September 24, 2014 by and between Anthony M. Lougee and Dataram Corporation.*Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 24, 2014.

10(s)	Employment Agreement dated June 8, 2015 by and between David A. Moylan and Dataram Corporation.* Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 12, 2015.

14(a)	Code of Ethics. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 20, 2005.

31(a)	Rule 13a-14(a) Certification of David A. Moylan

31(b)	Rule 13a-14(a) Certification of Anthony M. Lougee

32(a)	Section 1350 Certification of David A. Moylan (Furnished not Filed)

32(b)	Section 1350 Certification of Anthony M. Lougee (Furnished not Filed)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link base Document

101.LAB	XBRL Taxonomy Extension Label Link base Document

101.PRE	XBRL Taxonomy Extension Presentation Link base Document

101.DEF	XBRL Taxonomy Extension Definition Link base Document

*Management Contract or Compensatory Plan or Arrangement