Form 10-Q
period 2015-07-31
DATARAM CORP
filed 2015-09-14
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value): As of September 14, 2015, there were 3,323,414 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation

Consolidated Balance Sheets

July 31, 2015 and April 30, 2015

	July 31, 2015 (Unaudited)	April 30, 2015 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$542,835	$327,298
Accounts receivable, less allowance for doubtful accounts and sales returns of $130,000 at July 31, 2015 and $140,000 at April 30, 2015	2,672,320	2,170,261
Inventories	1,865,156	2,088,737
Other current assets	82,964	69,076
Total current assets	5,163,275	4,655,372

Property and equipment:
Machinery and equipment	479,961	479,961
Leasehold improvements	607,867	607,867
	1,087,828	1,087,828
Less accumulated depreciation and amortization	990,831	966,831
Net property and equipment	96,997	120,997

Other assets	49,210	49,210
Capitalized software development cost	365,424	365,424
Goodwill	1,083,555	1,083,555

Total Assets	$6,758,461	$6,274,558

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-revolving credit line	$2,363,585	$2,109,449
Accounts payable	614,237	879,573
Accrued liabilities	227,224	282,284
Convertible notes payable, net of discount	600,000	600,000
Convertible notes payable related parties, net of discount	80,000	107,500
Total current liabilities	3,885,046	3,978,806

Other liabilities – related party	161,247	179,163
Total liabilities	4,046,293	4,157,969

Commitments and contingencies
Stockholder’s equity:
Preferred Stock, par value $.01 per share. Authorized 1,300,000 share and 626,600 shares outstanding at July 31, 2015 and April 30, 2015	1,856,903	1,856,903
Common stock, par value $1.00 per share. Authorized 54,000,000 shares and 3,301,012 issued and outstanding at July 31, 2015 and 2,776,012 issued and outstanding on April 30, 2015	3,301,012	2,776,012
Additional paid-in capital	21,987,507	21,862,333
Accumulated deficit	(24,607,659)	(24,490,404)
Shares to be issued	174,405	111,745
Total stockholders’ equity	2,712,168	2,116,589`

	$6,758,461	$6,274,558

See accompanying notes to consolidated financial statements.

Dataram Corporation

Consolidated Statements of Operations

Three Months Ended July 31, 2015 and 2014

(Unaudited)

	2015	2014

Revenues	$7,337,682	$7,725,037

Costs and expenses:
Cost of sales	5,934,477	6,476,232
Engineering	53,958	165,555
Selling, general and administrative	1,191,432	1,639,492
Stock based compensation expense	212,834	4,716
	7,392,701	8,285,995

Loss from operations	(55,019)	(560,958)

Other income (expense):
Interest expense, net	(62,644)	(193,687)
Currency gain (loss)	408	(2,272)
Total other expense, net	(62,236)	(195,959)

Loss before income taxes	(117,255)	(756,917)

Income tax expense	—	2,850
Net loss	$(117,255)	$(759,767)
Less preferred stock dividends	62,660	—

Net loss allocated to common shareholders	$(179,915)	$(759,767)

Net loss per share of common stock
Basic	$(.06)	$(.32)
Diluted	$(.06)	$(.32)

See accompanying notes to consolidated financial statements.

Dataram Corporation

Consolidated Statements of Cash Flows

Three Months Ended July 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(117,255)	$(759,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,001	26,999
Bad debt expense	2,078	10,397
Amortization of debt discount	—	133,333
Stock-based compensation expense	212,834	4,716
Amortization of deferred gain in sale leaseback	(17,916)	(17,915)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(504,137)	337,619
Decrease in inventories	223,581	270,286
Increase in other current assets	(13,888)	(119,908)
Increase in other assets	—	(1,050)
Increase (decrease) in accounts payable	(265,336)	39,821
Decrease in accrued liabilities	(55,060)	(108,598)
Net cash used in operating activities	(511,099)	(184,067)

Cash flows from investing activities:
Software development costs	—	(142,191)
Net cash used in investing activities	—	(142,191)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	254,136	(546,127)
Repayment of convertible notes	(27,500)	—
Net proceeds from sale of common shares	500,000	—
Proceeds from issuance of convertible notes and warrants	—	750,000
Net cash provided by financing activities	726,636	203,873

Net increase (decrease) in cash and cash equivalents	215,537	(122,385)

Cash and cash equivalents at beginning of period	327,298	257,633

Cash and cash equivalents at end of period	$542,835	$135,248

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$62,644	$60,354
Income taxes	$—	$2,850

Supplemental disclosures of non cash flow information:
Debt discount on convertible notes payable	$—	$750,000

See accompanying notes to consolidated financial statements.

Dataram Corporation

Consolidated Statements of Stockholders’ Equity

Three Months Ended July 31, 2015

(Unaudited)

	Common Stock	APIC	Preferred Stock	Shares to be Issued	Retained Deficit	Total Equity
Balance at April 30, 2015	2,776,012	$21,862,3333	$1,856,903	$111,745	$(24,490,404)	$2,116,589

Net loss					(117,255)	(117,255)

Stock-option compensation expense		163,084				163,084

Common shares issued in sale of common shares	500,000					500,000

Common shares issued for service	25,000	24,750				49,750

Non-cash preferred stock dividend		(62,660)		62,660		0

Balance at July 31, 2015	3,301,012	$21,987,507	$1,856,903	$174,405	$(24,607,659)	$2,712,168

See accompanying notes to consolidated financial statements.

Dataram Corporation
Notes to Consolidated Financial Statements
July 31, 2015 and 2014
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

In addition to memory products, Dataram offers solutions that provide our customers significant and quantifiable cost savings (reduction in total cost of ownership) while helping them manage end-of-life transitions. These include:

•	Design and engineering services
•	Contract and flexible manufacturing to accommodate special customer needs
•	Simulation labs for testing and validation
•	Financial programs and trade-in/trade-up programs to allow customers to optimize memory procurements
•	Software tools to assess memory needs and optimize memory deployment and application performance

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

Liquidity and Basis of Presentation

The information for the three months ended July 31, 2015 and 2014 is unaudited, but includes all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2015 included in the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The April 30, 2015 balance sheet has been derived from these statements

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

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

If current and projected revenue growth does not meet estimates, the Company may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. These factors raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. In the first quarter of the current fiscal year ended July 31, 2015 the Company incurred losses of approximately $117,000, and used net cash in operations totaled approximately $511,000.

On July 29, 2015, we entered into separate Common Purchase Agreements, pursuant to which we sold and issued 500,000 shares of our Common Stock to 5 accredited investors. Gross proceeds of the Common Stock offering were $500,000. We did not use the services of an investment banker and no finder was involved in the Common Stock Offering.

In May 2015, Dataram filed an application with the state of NJ for the transfer of some or all of its New Jersey Net Operating Losses (NOLs) for which the Company has received approval. We do not know what the size of the NOL transfer the state of New Jersey will allocate. The Company has engaged Source Capital Group, Inc. on a best efforts basis to transfer the NJ NOL to the highest bidder for the New Jersey Net Operating Losses. Today, we cannot provide any certainty on the dollar amount or timing of the sale of the NOLs.

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

Dataram is continuing its development efforts for its software products - RAMDisk and Intelligent Cache. The Board of Directors (BOD) continues to believe diversifying the company’s product portfolio is prudent and as such, supports development of products and solutions for hardware, software and services. Specific to the software efforts, the company continues to use the external software consultant engaged in late February to support the software development efforts. All cost incurred in Fiscal 2016’s first quarter ended July 31, 2015 have been expensed. In the comparable prior year quarter the Company capitalized approximately $142,000 of development cost.

Advertising

Advertising is expensed as incurred and amounted to approximately $15,000 in the three months ended July 31, 2015 compared to approximately $12,000 in the comparable prior year period.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with the provisions of the Expenses – Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company considers certain tax planning strategies in its assessment as to the recoverability of its tax assets. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period that the tax rate changes. The Company recognizes, in its consolidated financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on technical merits of the position. There are no material unrecognized tax positions in the financial statements. As of July 31, 2015, the Company has Federal and state net operating loss carry-forwards of approximately $29,900,000 and $25,600,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2035 for Federal tax purposes and 2016 and 2035 for state tax purposes. The Company’s NOL carry-forwards are a component of its deferred income tax assets which are reported net of a full valuation allowance in the Company’s consolidated financial statements at July 31, 2015 and April 30, 2015.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three months ended July 31, 2015 and 2014 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of stock options and warrants outstanding as their effect would be anti-dilutive.

The following presents a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share for the three month periods ended July 31, 2015 and 2014:

	Three Months ended July 31, 2015
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(179,915)	2,801,284	$(.06)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(179,915)	2,801,284	$(.06)

	Three Months ended July 31, 2014
	Loss	Shares	Per share
	(numerator)	(denominator)	amount

Basic net loss per share – net loss and weighted average common shares outstanding	$(759,767)	2,410,512	$(.32)

Effect of dilutive securities – stock options	—	—	—
Effect of dilutive securities – warrants	—	—	—

Diluted net loss per share – net loss, weighted average common shares outstanding and effect of stock options and warrants	$(759,767)	2,410,512	$(.32)

Diluted net loss per common share for the three month periods ended July 31, 2014 and 2014 do not include the effect of options to purchase 281,747 and 272,580 shares, respectively, of common stock because they are anti-dilutive. Diluted net loss per common share also does not include preferred shares conversion to approximately 1,566,500 common shares at July 31, 2015 because they are anti-dilutive. Diluted net loss per common share for the three month periods ended July 31, 2015 and 2014 also do not include the effect of warrants to purchase 3,358,275 and 1,385,775 shares, respectively, because they are anti-dilutive .

Common Stock Repurchases

On December 4, 2002, the Company announced an open market repurchase plan providing for the repurchase of up to 83,333 shares of the Company’s common stock. On April 10, 2012, the Company announced the additional authorization to repurchase up to 138,000 shares of the Company’s common stock which at that time made the total available for purchase of up to 166,667 shares. The Company did not purchase shares in the first quarter of fiscal 2016 or fiscal 2015. As of July 31, 2015, the total number of shares authorized for purchase under the program is 136,408 shares.

Stock Option Expense

a. Stock-Based Compensation

The Company has a 2001 incentive and non-statutory stock option plan for the purpose of permitting certain key employees to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. In general, the plan allows granting of up to 300,000 shares of the Company’s Common Stock at an option price to be no less than the fair market value of the Company’s Common Stock on the date such options are granted. Currently, options granted under the plan vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted under the plan range from one to five years. At April 30, 2014, 239,246 of the outstanding options are exercisable. No further options may be granted under this plan. The Company also has a 2011 incentive and non-statutory stock option plan for the purpose of permitting certain key employees and consultants to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. No executive officer or director of the Company is eligible to receive options under the 2011 plan. In general, the plan allows granting of up to 33,333 shares of the Company’s Common Stock at an option price to be no less than the fair market value of the Company’s Common Stock on the date such options are granted. Options granted under the plan vest ratably on the annual anniversary date of the grants. There have been 25,000 shares granted under this plan. At July 31, 2015, 25,000 of the outstanding options are exercisable.

The Company’s has a 2014 Equity Incentive Plan (the “Plan”), and reserves for issuance 250,000 shares of our common stock. Equity incentive awards play a significant role in the compensation provided to executive officers and employees in the current market. We intend on relying on equity compensation in order to attract and retain key employees, align the interests of our executive officers with those of our shareholders and to provide executive officers and other employees with the opportunity to accumulate retirement income. The Plan is designed to provide flexibility to meet our need to remain competitive in the marketplace in order to attract and retain executive talent and other key employees. There have been 166,667 shares granted under this plan. At July 31, 2015, 166,667 of the outstanding options are exercisable.

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

Our consolidated statements of operations for the three months ended July 31, 2015 and 2014 include approximately $213,000 and $5,000 of stock-based compensation expense, respectively. These stock option grants have been classified as equity instruments and, as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity for the three months ended July 31, 2015 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (1)

Balance April 30, 2015	125,746	$8.48	3.59	$—

Granted	166,667	$1.69	4.85	$36,667
Exercised	—	—	—	—
Expired	18,999	$14.64	—	—
Balance July 31, 2015	273,414	$1.53	3.91	$36,667
Exercisable July 31, 2015	273,414	$1.53	3.91	$36,667
Expected to vest July 31, 2015	273,414	$1.53	3.91	$36,667

(1)   This amount represents the difference between the exercise price and $1.91, the closing price of Dataram common stock on July 31, 2015 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable

b. Other Stock Options

On June 30, 2008, the Company granted options to purchase 8,333 shares of the Company’s common stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price of $15.60 per share, which was the fair value at the date of grant, were 100% exercisable on the date of grant and expire ten years after the date of grant.

(2) Related Party Transactions

During the three month periods ended July 31, 2015 and 2014, the Company purchased inventories for resale totaling approximately $125,000 and $474,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as the general manager of its Micro Memory business unit. Approximately $38,000 and $15,000 of accounts payable in the Company’s consolidated balance sheets as of July 31, 2015 and April 30, 2015, respectively, is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Sheerr Memory subsequent to July 31, 2015 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

During the three month periods ended July 31, 2015 and 2014, the Company purchased inventories for resale totaling approximately $408,000, and $256,000 respectively, from Keystone Memory Group (“Keystone Memory”). Keystone Memory’s owner is a relative of Mr. Sheerr. Approximately $21,000 and $27,000 of accounts payable in the Company’s consolidated balance sheets as of July 31, 2015 and April 30, 2015 is payable to Keystone Memory. Keystone Memory offers the Company trade terms of net due and all invoices are settled in the normal course of business. No interest is paid. The Company has made further purchases from Keystone Memory subsequent to July 31, 2015 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $250,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $161,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of July 31, 2015.

(3) Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash and money market accounts. To the extent that the Company’s cash deposits exceed FDIC insurance limits they are uninsured.

(4) Accounts Receivable

Accounts receivable consists of the following categories:

	July 31, 2015	April 30, 2015
Trade receivables	$2,770,000	$2,151,000
VAT receivable	32,000	160,000
Allowance for doubtful accounts and sales returns	(130,000)	(140,000)
	$2,672,000	$2,171,000

(5) Inventories

Inventories are valued at the lower of cost or market, with costs determined by the first-in, first-out method. Inventories at July 31, 2015 and April 30, 2015 consist of the following categories:

	July 31, 2015	April 30, 2015
Raw materials	$941,000	$911,000
Work in process	49,000	2,000
Finished goods	875,000	1,176,000
	$1,865,000	$2,089,000

(6) Goodwill

The carrying value of goodwill of approximately $1,084,000 is not amortized, but is tested annually as of April 30 as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. As of July 31, 2015 and April 30, 2015, management has concluded that no impairment of goodwill is required.

(7) Financing Agreements

As of October 31, 2013, the Company also entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $250,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2014. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $161,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of July 31, 2015.

On November 6, 2013, the Company entered into a new financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. to replace an existing loan agreement. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at July 31, 2015 totaled approximately $2,364,000 and there was approximately $139,000 of additional availability on that date.

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

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 17, 2014 the Company closed the sale of 600,000 shares of its Series A Stock, which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90-day extensions were provided to the institutional investors, which could extend the final maturity date to July 15, 2015. The extensions expired on January 15, 2015 and at the quarter ended January 31, 2015 the Bridge Notes were in default. The Company paid off approximately $70,000 of the notes and received extensions from all Bridge note holders except for one holder of an $80,000 Bridge Note, which extend the maturity date to January 15, 2016 from the Bridge Note holders prior to this filing. The Company continues to accrue interest on the Bridges Notes. In the event the Bridge Notes are converted to equity, their incremental fair value will be recognized in the consolidated statement of operations. The Company has also advised Rosenthal and Rosenthal, Inc. of the default on the Bridge Notes which is a default under our finance agreement.

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

(8) Sales of Securities

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

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 17, 2014 the Company closed the sale of 600,000 shares of its Series A Stock, which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $2.00 from $2.50 to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90-day extensions were provided to the institutional investors, which could extend the final maturity date to July 15, 2015. The extensions expired on January 15, 2015 and at the quarter ended January 31, 2015 the Bridge Notes were in default. The Company paid off approximately $70,000 of the notes and received extensions from all Bridge note holders except for one holder of an $80,000 Bridge Note, which extend the maturity date to January 15, 2016 from the Bridge Note holders prior to this filing. The Company continues to accrue interest on the Bridges Notes. In the event the Bridge Notes are converted to equity, their incremental fair value will be recognized in the consolidated statement of operations. The Company has also advised Rosenthal and Rosenthal, Inc. of the default on the Bridge Notes which is a default under our finance agreement.

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

Fair value of the warrants was determined using the Black-Scholes Pricing Model. The model uses market-sourced inputs such as interest rates, dividend yields, market prices and volatilities. The risk-free interest rate used of 1.19% is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the Warrants. Expected dividend yield assumes the current dividend rate of zero. Expected volatility of approximately 90.5% was calculated using the daily closing price over a five year period of the Company’s Common Stock. The warrants have a strike price of $2.50 and are exercisable for a period of 5 years. The warrants have been recognized through a simultaneous increase and decrease to APIC for approximately $215,000 and is therefore not presented on the consolidated statement of stockholders’ equity

On July 31, 2015, the Company entered into separate securities purchase Agreements with five (5) accredited investors for the issuance and sale of an aggregate of 500,000 shares of its common stock, par value $1.00 per share at a per share price of $1.00 or an aggregate purchase price of $500,000.

At July 31, 2015 the Company had 3,358,275 warrants outstanding with exercise prices between $13.56 and $2.00.

(9) Contractual Obligations

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

(10) Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2015 and 2014 by geographic region are as follows:

	Three months ended July 31, 2015	Three months ended July 31, 2014
United States	$6,113,000	$6,631,000
Europe	1,116,000	939,000
Other (principally Asia Pacific Region)	109,000	155,000
Consolidated	$7,338,000	$7,725,000

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

We have evaluated the other recent accounting pronouncements through ASU 2015-15 and believe that none of them will have a material effect on our financial statements.

(12) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, trade receivables and note receivable. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. In regard to trade receivables, the Company performs ongoing evaluations of its customers' financial condition as well as general economic conditions and, generally, requires no collateral from its customers

(13) Subsequent Event

On September 8, 2015, Dataram was formally informed by the State of New Jersey’s Economic Development Authority that Dataram has been approved to sell the associated tax benefit of $2.275M of its Net Operating Losses (NOLs) which, based on the company’s State of New Jersey corporate tax rate of 9%, is approximately $205,000. While the company cannot guarantee either the success or the magnitude of the NOL transfer, the company estimates to receive approximately $175,000, net of fees and discounts, and complete the sale by the end of 2015.

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

As of July 31, 2015, cash and cash equivalents amounted to approximately $543,000 and working capital amounted to approximately $1,278,000, reflecting a current ratio of 1.3 to 1. This compares to cash and cash equivalents of approximately $327,000 and working capital of approximately $687,000, reflecting a current ratio of 1.2 to 1 as of April 30, 2015.

During the three month period ended July 31, 2015, net cash used in operating activities totaled approximately $511,000. Net loss in the period totaled approximately $117,000 and included approximately $213,000 of stock based compensation expense. Depreciation and amortization expense of approximately $24,000 was recorded in the period. Inventory decreased by approximately $224,000, the decrease in inventories was a management decision to reduce inventory levels and conserve working capital. Trade receivable increased by approximately $504,000, primarily the result of a shipments that occurred towards the end of quarter. Accounts payable decreased by approximately $265,000 and accrued liabilities decreased by approximately $55,000. .

Net cash provided by financing activities totaled approximately $727,000 for the three month period ended July 31, 2015 and consisted of proceeds of $500,000 from the aforementioned sale of common stock. The Companies borrowing on its line of credit increased by approximately $254,000 in the period and paid back approximately $28,000 of convertible notes.

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

Results of Operations

Revenues for the three month period ended July 31, 2015 were approximately $7,338,000 compared to revenues of $7,725,000 for the comparable prior year period. The decrease in revenues from the prior year’s first quarter was the result of a decrease in average selling prices.

Cost of sales for the three month period ended July 31, 2015 was $5,934,000 versus $6,476,000 in the prior year comparable period. Cost of sales as a percentage of revenues for the fiscal quarters ended July 31, 2015 and 2014 were 81% and 84%, respectively. The Companies improving financial condition has allow for improved purchasing terms. The company has also reduced factory overhead with reduced employee headcount and associated benefits.

Engineering expense for the three month period ended July 31, 2015 was $54,000 versus $165,000 for the same respective prior year period. The Company has reduced employee headcount and associated benefits.

Selling, general and administrative expense for the three month period ended July 31, 2015 totaled $1,191,000 versus $1,644,000 in the same prior year period, a decrease of approximately $453,000. The Company has reduced head count and associated benefits, the company has also reduced cost for facilities, consultants and contractors.

Stock compensation cost in the three month period ended July 31, 2015 was approximately $213,000 compared to approximately $5,000 in the comparable prior year period. The cost in this year’s fiscal first quarter was primarily the result of a one-time stock award for the Company’s Chief Executive Officer.

Other income (expense), net for the three month period ended July 31, 2015 totaled expense of $62,000 versus $196,000 of expense for the same prior year period. Other expense in this year’s first quarter consisted of primarily $194,000 of interest expense. Other expense in the three month period ended July 31, 2015 consisted of primarily $194,000 of interest expense. The interest expense recorded in the quarter ended July 31, 2014 included a non cash interest charge of approximately $133,000 recorded for the amortization of debt discount as a result of the issuance of the subordinated convertible notes and interest expense of approximately $60,000 on the Company’s revolving bank credit line.

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

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Additional Risk Factors

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, other than the following:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No reportable event.

Item 3. Defaults upon Senior Securities.

No reportable event.

Item 4. MINE SAFETY DISCLOSURES

No reportable event.

Item 5. Other Information.

No reportable event.

Item 6. Exhibits.

Exhibit No	Description

9(a)	Common Stock Purchase Agreement

31(a)	Rule 13a-14(a) Certification of David A. Moylan.

31(b)	Rule 13a-14(a) Certification of Anthony M. Lougee.

32(a)	Section 1350 Certification of David A. Moylan (furnished not filed).

32(b)	Section 1350 Certification of Anthony M. Lougee (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATARAM CORPORATION

Date: September 14, 2015	By:	/s/ ANTHONY M. LOUGEE
Anthony M. Lougee
Chief Financial Officer