Form 10-Q
period 2015-10-31
DATARAM CORP
filed 2015-12-15
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 1-8266

DATARAM CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-1831409
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 Alexander Road, Suite 100 Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 799-0071
(Registrant's telephone number, including area code)

Route 571, P.O. Box 7258, Princeton, NJ 08543-7528
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($1.00 par value ): As of December 15, 2015, there were 4,119,154 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	October 31, 2015	April 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$617,012	$327,298
Accounts receivable, less allowance for doubtful accounts and sales returns of $130,000 and $140,000, respectively	3,291,508	2,170,261
Inventories	1,391,041	2,088,737
Other current assets	72,882	69,076
Total current assets	5,372,443	4,655,372

Property and equipment, net of accumulated depreciation and amortization of $1,014,831 and $966,831, respectively	94,997	120,997

Other assets	29,479	49,210
Capitalized software development costs, net	345,123	365,424
Goodwill	1,083,555	1,083,555
Total assets	$6,925,597	$6,274,558

Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$2,122,744	$2,109,449
Accounts payable	912,926	879,573
Accrued liabilities	174,752	282,284
Convertible notes payable	600,000	600,000
Convertible notes payable related parties	80,000	107,500
Total current liabilities	3,890,422	3,978,806

Other liabilities	143,331	179,163

Total liabilities	4,033,753	4,157,969

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share. Authorized 1,300,000 shares; Issued and outstanding shares 544,600 at October 31, 2015 and 626,600 at April 30, 2015	1,635,147	1,856,903
Common stock, par value $1.00 per share .
Authorized 54,000,000 shares; issued and outstanding 3,925,870 at October 31, 2015 and 2,776,012 at April 30, 2015	3,925,870	2,776,012
Additional paid-in capital	21,859,171	21,862,333
Shares to be issued	59,121	111,745
Accumulated deficit	(24,587,465)	(24,490,404)
Total stockholders' equity	2,891,844	2,116,589
Total liabilities and stockholder’s equity	$6,925,597	$6,274,558

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

Three and Six Months Ended October 31, 2015 and 2014

(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2015	2014	2015	2104

Revenues	$6,050,772	$6,879,716	$13,388,454	$14,604,753

Costs and expenses:
Cost of sales	4,848,192	5,871,582	10,782,669	12,347,814
Engineering	46,280	151,734	100,239	317,289
Selling, general and administrative	1,279,723	1,667,084	2,683,989	3,311,292
Total costs and expenses	6,174,195	7,690,400	13,566,897	15,976,395

Loss from operations	(123,423)	(810,684)	(178,443)	(1,371,642)

Other income (expense):
Interest expense, net	(53,726)	(683,345)	(116,370)	(877,032)
Other gain (loss), net	6,881	(12,932)	7,289	(15,204)
Total other expense, net	(46,845)	(696,277)	(109,081)	(892,236)

Income (loss) before income taxes	(170,268)	(1,506,961)	(287,524)	(2,263,878)

Gain on sale of state NOL	190,462	—	190,462	—
Income tax expense (benefit)	—	—	—	(2,850)

Net income (loss)	20,194	(1,506,961)	(97,062)	(2,266,728)

Dividend – Series A preferred stock	58,949	—	121,609	—

Net loss allocated to common shareholders	$(38,755)	$(1,506,961)	$(218,671)	$(2,266,728)

Net loss per share of common stock
Basic and diluted	$(.01)	$(.63)	$(.07)	$(.94)
Weighted average common shares outstanding
Basic and diluted	3,536,037	2,410,512	3,108,422	2,410,512

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(97,062)	$(2,266,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred gain on sale leaseback	(35,832)	(35,831)
Depreciation and amortization	68,301	53,999
Bad debt expense	5,222	23,147
Amortization of debt discount	—	750,000
Stock-based compensation expense	272,317	9,432
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,126,469)	678,774
Decrease in inventories	697,696	219,125
Increase in other current assets	(3,806)	(162,117)
Decrease in other assets	19,731	1,950
Increase in accounts payable	33,353	810,607
Decrease in accrued liabilities	(107,532)	(338,367)
Net cash used in operating activities	(274,081)	(256,009)

Cash flows from investing activities:
Software development cost	—	(365,424)
Additions of property and equipment	(22,000)	—
Net cash used in investing activities	(22,000)	(365,424)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	13,295	(353,483)
Proceeds from issuance of convertible notes and warrants	—	750,000
Repayment of convertible notes	(27,500)	—
Proceeds from sale of preferred shares	100,000	—
Proceeds from sale of common shares	500,000	—
Net cash provided by financing activities	585,795	396,517

Net increase (decrease) in cash and cash equivalents	289,714	(224,916)

Cash and cash equivalents at beginning of period	327,298	257,633

Cash and cash equivalents at end of period	$617,012	$32,717

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$116,370	$127,032
Supplemental disclosures of cash flow information:
Debt discount on convertible notes payable	$—	$750,000
Issuance of common stock for accrued dividend on Series A preferred shares	$174,233	$—

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended October 31, 2015

(Unaudited)

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Shares	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	to be issued	deficit	equity
Balance at May 1, 2015	626,600	$1,856,903	2,776,012	$2,776,012	$21,862,333	$111,745	$(24,490,403)	$2,116,590

Net loss	—	—	—	—	—	—	(97,062)	(97,062)

Stock-option expense	—	—	—	—	184,752	—	—	184,752

Issuance of common shares for cash	—	—	500,000	500,000	—	—	—	500,000

Common shares surrendered			(7,265)	(7,265)	7,265

Common shares issued for service	—	—	54,667	54,667	32,897	—	—	87,564

Issuance of preferred shares and warrants for cash	20,000	80,317	—	—	19,683	—	—	100,000

Preferred shares converted to common shares	(102,000)	(302.073)	510,000	510,000	(207,927)	—	—	—

Non-cash preferred stock dividend	—	—	—	—	(121,609)	121,609	—	—

Common shares issued for preferred stock dividend			92,456	92,456	81,777	(174,233)	—	—

Balance at October 31, 2015	544,600	$1,635,147	3,925,870	$3,925,870	$21.859,171	$59,121	$(24,587,465)	$2,891,844

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Notes to Condensed Consolidated Financial Statements

October 31, 2015 and 2014

(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Organization and Nature of Business

Since 1967, Dataram Corporation (referred to as “Dataram” or the “Company”) has been a manufacturer of memory products and provider of performance solutions. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, HP, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers.

Dataram’s customers include a domestic and an international network of distributors, resellers, retailers, OEM customers and end users.

Liquidity and Going Concern

At October 31, 2015, the Company had cash and cash equivalents of approximately $617,000 and a working capital of approximately $1.48 million. During the six month period ended October 31, 2015, the Company incurred a net loss of approximately $97,000 and included approximately $272,000 of stock based compensation expense. As of October 31, 2015, the Company also had an accumulated deficit of approximately $24.6 million. The Company has primarily financed operations through the sale of equity securities and debt securities.

In May 2015, Dataram filed an application with the state of New Jersey (NJ) for the transfer of the NJ State tax benefit associated with its State of New Jersey specific Net Operating Losses (NOLs) for which the Company has received approval from the state of NJ.  The Company executed a contract of sale and received proceeds of approximately $190,000 on December 9, 2015.

While the Company has made significant financial and operational changes in the last nine months, there remains substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If current and projected revenue growth does not meet estimates, the Company may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, or settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of October 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended October 31, 2015 are not necessarily indicative of the operating results for the full fiscal year for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2015. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended April 30, 2015, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including deferred tax asset valuation allowances and certain other reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include allowance for doubtful accounts and sales returns, reserve for inventory obsolescence, deferred income tax asset and related valuation allowance, fair value of certain financial instruments and other operating allowances and accruals. Actual results could differ from those estimates.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stock holders by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and six months ended October 31, 2015 and 2014 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of common shares issuable upon exercise or conversion of stock options, warrants, convertible notes and Series A preferred shares as their effect would be anti-dilutive.

Anti-dilutive securities consisted of the following at October 31:

	2015	2014
Common stock equivalent of convertible notes	300,000	240,000
Common stock equivalent of convertible notes – related parties	27,210	51,020
Series A preferred shares	2,838,207	—
Warrants	3,358,275	1,385,775
Common shares reserved for series A preferred share dividends	46,785	—
Stock options	335,747	256,580
Total	6,906,224	1,933,375

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”.  The purpose of this new standard is to clarify the principles for recognizing revenue so that it can be applied consistently across various transactions, industries and capital markets.  We have not completed our assessment of ASU No. 2014-09.

The Company has evaluated the other recent accounting pronouncements through ASU 2015-17 and believe that none of them will have a material effect on its condensed consolidated financial statements.

Note 2: Related Party Transactions

During the three month periods ended October 31, 2015 and 2014, the Company purchased inventories for resale totaling approximately $165,000 and $299,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). During the six month periods ending October 31, 2015 and 2014, the Company purchased inventories for resale totaling approximately $289,000 and $773,000, respectively, from Sheerr Memory, LLC. Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as an advisor. Approximately $12,000 and $15,000 of accounts payable in the Company’s condensed consolidated balance sheets as of October 31, 2015 and April 30, 2015, respectively, is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made approximately $20,000 in purchases from Sheerr Memory subsequent to October 31, 2015 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

During the three month periods ended October 31, 2015 and 2014, the Company purchased inventories for resale totaling approximately $25,000, and $270,000 respectively, from Keystone Memory Group (“Keystone Memory”). During the six month periods ending October 31, 2015 and 2014, the Company purchased inventories for resale totaling approximately $658,000 and $526,000, respectively, from Keystone Memory Group. Keystone Memory’s owner is a relative of Mr. Sheerr. Approximately $37,000 and $27,000 of accounts payable in the Company’s condensed consolidated balance sheets as of October 31, 2015 and April 30, 2015 is payable to Keystone Memory. Keystone Memory offers the Company trade terms of immediately due and all invoices are settled in the normal course of business. No interest is paid. The Company has made approximately $161,000 in purchases from Keystone Memory subsequent to October 31, 2015 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

As of October 31, 2013, the Company entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013 for $500,000. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining deferred gain of approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $179,000 is reflected in other liabilities – long-term in the condensed consolidated balance sheet as of April 30, 2015. As of October 31, 2015, the current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $143,000 is reflected in other liabilities – long-term in the condensed consolidated balance sheet as of October 31, 2015.

Note 3: Note Payable – Revolving Credit Line

The Company’s financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. The amount outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting the Company’s ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. The Company requested and received a waiver of compliance with respect to certain provisions of the Financing Agreement in connection certain Bridge Notes issued in July 2014. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. The Financing Agreement provides for advances against eligible accounts receivable and inventory balances based on prescribed formulas of raw materials and finished goods. There was approximately $18,000 of additional availability as of October 31, 2015.

Note 4: Convertible Notes Payable

On July 15, 2014, the Company entered into the Purchase Agreement governing the issuance of $750,000 aggregate principal amount of Bridge Notes and Bridge Warrants. The Bridge Notes and Bridge Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors and $150,000 aggregate principal amount of the Bridge Notes to certain members of Management. The Bridge Notes, the initial maturity date of which was October 15, 2014 (which was subject to a three-month extension at the option of the holders that occurred; see below), are convertible into shares of the Company’s common stock. The initial conversion price for institutional Investors is $2.50 per share (which was subsequently reduced; see below), and the initial conversion price for Management is equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $2.94. The Bridge Notes are secured obligations of the Company and bear interest at a rate of 8% per year. The Bridge Notes are subordinated to the Rosenthal & Rosenthal Financing Agreement. The Bridge Warrants are exercisable for five years after the closing date of the Purchase Agreement, or July 15, 2019. For each $1,000 of principal amount of Bridge Notes, the holder received 1,200 Bridge Warrants, each exercisable for the purchase of one share of the Company’s common stock. Each holder is entitled to exercise one-third of all Bridge Warrants received at an exercise price of $3.00, one-third of all Bridge Warrants received at an exercise price of $3.50, and one-third of all Bridge Warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $2.94. Pursuant to the terms of the Purchase Agreement, the Company has agreed to register for re-sale the shares underlying the Bridge Notes and the Bridge Warrants.

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 17, 2014 the Company closed the sale of 600,000 shares of its Series A Stock, which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $2.00 from $2.50, to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90-day extensions were provided to the institutional investors, which had it extend the final maturity date to July 15, 2015. The Company has paid off approximately $70,000 of the notes and received extensions from all Bridge note holders except for one holder of an $80,000 Bridge Note, to extend the maturity date to January 15, 2016. The Company continues to accrue interest on the Bridges Notes. In the event the Bridge Notes are converted to equity, their incremental fair value will be recognized in the consolidated statement of operations. The Company advised Rosenthal and Rosenthal, Inc. of the default on a certain Bridge Note which is a default under our finance agreement and received a waiver of compliance.

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

The value of the Bridge Warrants was derived and used as a basis to allocate the proceeds received between the Bridge Warrants and Bridge Notes. The proportionate value ascribed to the Warrants amounted to approximately $562,000 and was reflected as a discount on notes payable. Further the Company estimated a value of beneficial conversion feature of approximately $188,000 (limited to the amount of proceeds allocated to the notes payable) and reflected such as an additional discount on the Bridge Notes. The discount on notes payable is being amortized using the straight-line amortization over ninety days. This resulted in a non-cash interest charge of approximately $617,000 and $750,000 during the three and six months ended October 31, 2014, respectively.

Note 5: Stockholders’ Equity

Series A preferred shares

On November 12, 2014 and February 2, 2015, the Company completed a private placement of an aggregate of 626,600 shares of its Series A Preferred Stock (“Series A Stock”) together with warrants to purchase shares of its common stock (“Preferred Warrant”) at a price of $5.00 per share, in accordance with the Series A Preferred Stock Purchase Agreement dated October 20, 2014 (the “Purchase Agreement”). The aggregate net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant, after deducting the estimated offering expenses incurred by the Company were approximately $2,833,000. From the date of respective closings and prior to October 20, 2019 (the “Put/Call Exercise Period”), the investors may exercise a right to purchase and require the Company to sell up to an additional 673,400 shares of Series A Stock. If the investors have not exercised this right during the Put/Call Exercise Period, the Company may exercise a right to cause and require the investors to purchase up to an additional 673,400 shares of Series A Stock, for an aggregate purchase price of $3,367,000. In September 2015, all the residual call options were removed from the Preferred Series A Stock Purchase Agreements. Holders of the Series A Stock shall initially have the right to convert such shares of Series A Stock into the number of authorized but previously unissued shares of the Company’s common stock obtained by dividing the stated value of each share of Series A ($5.00) by $2.00. For each share of Series A Stock, the investors will receive 2.5 Preferred Warrants to purchase the Company’s common stock at an exercise price of $2.50 per share. The Preferred Warrants are exercisable immediately for a period of five years from the date of closing. The exercise price of the Preferred Warrants is subject to adjustments in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the Preferred Warrants may be limited if upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% of the Company’s Common Stock. The Holders of the Series A Stock will receive preferential cumulative dividends at the rate of 8% per annum (equivalent to a fixed annual payment of $0.40 per share). The dividends are payable in shares of common stock and shall be valued at the volume weighted average price of the Company’s common stock over the ten (10) consecutive trading days ended on the second trading day immediately before the dividend payment date.

In September 2015, as a condition of the sale of the approximately 400,000 remaining shares of Series A Stock held by Isaac Capital Group to a group of independent accredited investors, all the residual call options were removed from the Preferred Series A Stock Purchase Agreements.

In accordance with the Preferred Series A Stock Purchase Agreement, on October 30, 2015, investors in the Series A Preferred Stock exercise a right to purchase 20,000 shares of Series A Preferred Stock and warrants, gross proceeds of the transaction was $100,000.

During the six months ended October 31, 2015, holders of Preferred Series A Stock converted 102,000 Preferred Series A shares into 510,000 of Common Stock. The converted value for each Preferred Series A Share is approximately $2.96 which resulted in approximately $302,000 reduction to Preferred Stock and approximately $208,000 reduction to Additional Paid in Capital in the October 31, 2015 condensed consolidated balance sheet.

Dividends recorded in the three and six months ended October 31, 2015 were approximately $59,000 and $122,000, respectively. The Board of Directors authorized accumulated dividends from the date of Preferred Series A Stock issuance to July 31, 2015 be paid in the form of Common Stock. This resulted in the issuance of 92,456 Common Shares and a reduction of accumulated dividends of approximately $174,000 and offsetting increase of approximately $82,000 in Additional Paid in Capital in the accompanying condensed balance sheet.

Common Stock

On July 29, 2015, the Company entered into separate securities purchase agreements with five (5) accredited investors for the issuance and sale of an aggregate of 500,000 shares of its common stock, par value $1.00 per share at a per share price of $1.00 or an aggregate purchase price of $500,000.

On August 12, 2015 the Company received notification from NASDAQ that the financing completed in January 2015 in which the Company’s Chairman and Chief Executive Officer participated resulted in the purchase of the Company’s common stock at a discount to market price, which represented equity compensation and therefore requires shareholder approval. On August 19, 2015 the Company’s Chairman and Chief Executive Officer surrendered 7,265 common shares such that the investment would have been made at the then-market value.

During the three and six months ended October 31, 2015, the Company granted 25,000 and 54,667 restricted shares of its common stock with a fair value of approximately $38,000 and $88,000, respectively to certain executive officers. The fair value of these restricted shares is estimated on the date of grant using the closing market price as listed on the NASDAQ.

Stock-based compensation – Options

During three and six months ended October 31, 2015, the Company granted stock option to purchase 72,000 and 238,667 shares of common stock to certain employees, officers and board of directors of the Company. The Company’s condensed consolidated statements of operations for the three and six month periods ended October 31, 2015 includes approximately $22,000 and $185,000 of stock-based compensation expense, respectively. The three and six month periods ended October 31, 2014 includes approximately $5,000 and $9,000 of stock-based compensation expense, respectively. As of October 31, 2015, there was approximately $34,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately twenty-two months.

The fair value of each stock option granted during the six months ended October 31, 2015 is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three months ended October 31, 2015	Six months ended October 31, 2015
Expected term (years)	3.0	2.5-3.0
Expected volatility	80%	79%-80%
Dividend yield	0	0
Risk-free interest rate	1.01%	.90% -1.01%
Weighted average per share grant date fair value	$0.78	$0.78 - $1.03

The Company calculated stock-based compensation expense using a 5% forfeiture rate. There were no stock options granted during the three and six months ended October 31, 2014.

A summary of option activity for the six months ended October 31, 2015 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (1)

Balance May 1, 2015	125,746	$8.48	3.59	$—

Granted	238,667	$1.63	6.49	$—
Expired	36,996	$12.71	—	—
Balance October 31, 2015	327,414	$3.01	3.34	$—
Exercisable October 31, 2015	279,414	$3.27	3.09	$—
Expected to vest October 31, 2015	327,414	$3.01	3.34	$—

(1)	This amount represents the difference between the exercise price and $1.11, the closing price of Dataram common stock on October 31, 2015 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable

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

Warrants

At October 31, 2015 the Company had 3,358,275 warrants outstanding with exercise prices between $2.00 and $13.56. A summary of warrant activity for the six months ended October 31, 2015 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life years	Aggregate intrinsic value (1)

Balance May 1, 2015	3,308,275	$3.52	—	—

Issued	50,000	$2.50	—	—
Balance October 31, 2015	3,358,275	$3.51	—	—

(1)	This amount represents the difference between the conversion price and $1.11, the closing price of Dataram common stock on October 31, 2015 as reported on the NASDAQ Stock Market, for all in-the-money warrants outstanding.

Note 6: Commitments and Contingencies

Leases

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 2015 are as follows:

	Non-Related	Related
	Party	Party	Total
Year ending April 30:
2016 remaining	80,000	45,000	125,000
2017	82,000	90,000	172,000
2018	84,000	90,000	174,000
2019	85,000	45,000	130,000
2020	86,000	—	86,000
Thereafter
Total	$417,000	$270,000	$687,000

Legal Proceedings

Dataram is party to certain legal proceedings noted herein. They are as follows:

Effective as of the close of business on December 17, 2014, the Company terminated its agreement with MPP Associates, Inc., pursuant to which Marc P. Palker had been providing CFO services to the Company. On April 8, 2015, MPP Associates, Inc. and Mr. Palker filed a complaint, styled MPP Associates, Inc. and Marc Palker v. Dataram Corporation, Jon Isaac, David Moylan, Michael Markulec and Richard Butler, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002413-15.

Effective as of the close of business on January 22, 2015, the Company terminated the employment agreement with John H. Freeman, its former Chief Executive Officer. On April 9, 2015, Mr. Freeman filed a complaint, styled John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15.

Similarly, on April 10, 2015, the Company filed an action against Mr. Freeman, Mr. Palker and MPP Associates, Inc., styled as Dataram Corporation v. John Freeman, Marc Palker and MPP Associates, Inc., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15.

The aforementioned three State Court actions described have been consolidated in Essex County.

On March 9, 2015, Marc Palker filed a complaint against the Company with the U.S. Department of Labor, Occupational Safety and Health Administration, alleging a violation of the Sarbanes-Oxley Act of 2002.

On June 26, 2015, Alethea Douglas, a former employee, filed a complaint against the Company with the U.S. Equal Employment Opportunity Commission, alleging a claim for age discrimination in connection with the termination of her employment effective May 20, 2015.

A range of loss, if any, on the aforementioned matters cannot be estimated at this point in time.

Note 7: Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six months ended October 31, 2015 and 2014 by geographic region are as follows:

	Three months ended October 31, 2015	Six months ended October 31, 2015
	Approximate ($)	Approximate ($)
United States	$5,108,000	$11,220,000
Europe	879,000	1,995,000
Other (principally Asia Pacific Region)	64,000	173,000
Consolidated	$6,051,000	$13,388,000

	Three months ended October 31, 2014	Six months ended October 31, 2014
	Approximate ($)	Approximate ($)
United States	$5,699,000	$12,330,000
Europe	1,059,000	1,998,000
Other (principally Asia Pacific Region)	122,000	277,000
Consolidated	$6,880,000	$14,605,000

Note 8: Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, and trade receivables. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. In regard to trade receivables, the Company performs ongoing evaluations of its customers' financial condition as well as general economic conditions and, generally, requires no collateral from its customers.

Note 9: Subsequent Events

In May 2015, Dataram filed an application with the state of New Jersey (NJ) for the transfer of the NJ State tax benefit associated with its State of New Jersey specific Net Operating Losses (NOLs) for which the Company has received approval from the state of NJ.  The Company executed a contract of sale and received proceeds of approximately $190,000 on December 9, 2015.

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

Dataram’s customers include an international network of distributors, resellers, OEM customers and end users.

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

In addition to memory products, Dataram offers solutions that provide its customers significant and quantifiable cost savings (reduction in total cost of ownership) while helping them manage end-of-life transitions.  These include:

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

The Company was incorporated in New Jersey in 1967 and made its initial public offering in 1968.  Its common stock, $1 par value (the "Common Stock"), was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market (now the NASDAQ Stock Market) where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 777 Alexander Road, Suite 100 Princeton, New Jersey 08540, its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is located at http://www.dataram.com. Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, are available on the Company’s website free of charge.

Liquidity and Capital Resources

At October 31, 2015, the Company had cash and cash equivalents of approximately $617,000 and working capital of approximately $1.48 million. The Company has incurred recurring operating losses. During the six month period ended October 31, 2015, the Company incurred a net loss of approximately $97,000 and included approximately $272,000 of stock based compensation expense. As of October 31, 2015, the Company also had an accumulated deficit of approximately $24.6 million. The Company has primarily financed operations through the sale of equity and debt securities.

In May 2015, Dataram filed an application with the state of New Jersey (NJ) for the transfer of the NJ State tax benefit associated with its State of New Jersey specific Net Operating Losses (NOLs) for which the Company has received approval from the state of NJ.  The Company executed a contract of sale and received proceeds of approximately $190,000 on December 9, 2015

While the Company has made significant financial and operational changes in the last nine months, there remains a substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On November 12, 2014, the Company completed a private placement of 600,000 shares of its Series A Preferred Stock (“Series A Stock”) together with warrants to purchase shares of its common stock (“Preferred Warrant”) at a price of $5.00 per share, in accordance with the Series A Preferred Stock Purchase Agreement dated October 20, 2014 (the “Purchase Agreement”). The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant, after deducting the estimated offering expenses incurred by the Company were approximately $2,700,000. At any time from November 17, 2014, the date of closing, and prior to October 20, 2019 (the “Put/Call Exercise Period”), and the investors may exercise a right to purchase and require the Company to sell up to an additional 700,000 shares of Series A Stock. If the investors have not exercised this right during the Put/Call Exercise Period, the Company may exercise a right to cause and require the investors to purchase up to an additional 700,000 shares of Series A Stock, for an aggregate purchase price of $3,500,000. In September 2015, as a condition of the sale of the approximately 400,000 remaining Preferred Series A Shares held by Isaac Capital Group to a group of independent accredited investors, all the residual call options were removed from the Preferred Series A Stock Purchase Agreements.

On October 30, 2015, investors in the Series A Preferred Stock exercise a right to purchase 20,000 shares of Series A Preferred Stock and warrants, gross proceeds of the transaction was $100,000.

On July 29, 2015, the Company entered into separate Common Stock Purchase Agreements, pursuant to which the Company sold and issued 500,000 shares of common stock to 5 accredited investors. Gross proceeds of the common stock offering were $500,000.

As of October 31, 2015, cash and cash equivalents amounted to approximately $617,000 and working capital of approximately $1,482,000. This compares to cash and cash equivalents of approximately $327,000 and working capital of approximately $882,000, reflecting a current ratio of 1.4 to 1 compared to 1.2 to 1 as of April 30, 2015.

During the six month period ended October 31, 2015, net cash used in operating activities totaled approximately $274,000. Net loss in the period totaled approximately $97,000 and included approximately $272,000 of stock based compensation expense. Depreciation and amortization expense of approximately $68,000 was recorded in the period. Inventory decreased by approximately $697,000. The decrease in inventories was a management decision to reduce inventory levels and increase working capital. Trade receivable increased by approximately $1,126,000, primarily the result of a shipments that occurred towards the end of quarter. Accounts payable increased by approximately $33,000 and accrued liabilities decreased by approximately $108,000.

Net cash provided by financing activities totaled approximately $586,000 for the six month period ended October 31, 2015 and consisted of proceeds of $500,000 from the sale of common shares and $100,000 from the sale of preferred series A shares. The Companies borrowing on its line of credit increased by approximately $13,000 in the period and the Company paid back approximately $28,000 of convertible notes.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 2015 are as follows:

	Non-Related	Related
	Party	Party	Total
Year ending April 30:
2016 remaining	80,000	45,000	125,000
2017	82,000	90,000	172,000
2018	84,000	90,000	174,000
2019	85,000	45,000	130,000
2020	86,000	—	86,000
Thereafter
Total	$417,000	$270,000	$687,000

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended October 31, 2015 were $6,051,000 compared to revenues of $6,880,000 for the comparable prior year period. Revenues for the first six months of the current fiscal year were $13,388,000 compared to revenues of $14,605,000 for the comparable prior year period. The decline in revenues for the three and six months ended October 31, 2015 is primarily attributable to management’s decision to discontinue the consumer memory product. The Company exited the business in fiscal 2015’s third quarter ended January 31, 2015. The consumer memory business was not profitable, did not align with the corporate strategy, and consumed valuable working capital. The Company shipped approximately $627,000 and $1,275,000, respectively in the prior year periods of the discontinued product.

Cost of sales for the three and six months ended October 31, 2015 were $4,848,000 and $10,783,000, respectively versus $5,871,000 and $12,348,000, respectively in the prior year comparable periods. Cost of sales as a percentage of revenues for the three and six months October 31, 2014 were 80% and 81%, respectively of revenues versus 85% of revenues for the same respective prior year periods. The aforementioned shutdown of the unprofitable consumer memory business accounted for the favorable reduction is cost of sales a percentage of sales. The Company has also reduced manufacturing overhead cost by approximately $470,000 on an annualized basis. Most of the cost reductions were implemented during in the first quarter of the current fiscal year.

Engineering expense in the three and six months ended October 31, 2015 were approximately $46,000 and $100,000, respectively, compared to $151,000 and $317,000 for the same respective prior year periods. The Company has reduced annualized engineering overhead cost by approximately $800,000 during the last six months.

Selling, general and administrative (S,G&A) expense for the three and six month period ended October 31, 2015 totaled $1,280,000 and $2,684,000, respectively, compared to $1,667,000 and $3,311,000 for the same prior year periods. The Company has reduced annualized S,G&A overhead cost by approximately $2,500,000. The decrease is the result of reduction in employees and other cost. The Company has realigned cost associated employee benefits with the current market and also reduced facility and other fixed cost.

Other income (expense), net for the three and six month period ended October 31, 2015 totaled approximately $47,000 and $109,000 of expense, respectively, compared to expense of approximately $696,000 and $892,000, for the same prior year periods.  Other expense in the three month period ended October 2015 consisted of approximately 54,000 of interest expense and approximately $7,000 of foreign currency transaction gains. Other expense for the six months ended October 31, 2015 of approximately $109,000 and primarily consisted of interest expense. Other income (expense) in the three month period ended October 31, 2014 consisted of primarily $683,000 of interest. The interest expense recorded in the quarter ended October 31, 2014 includes a non cash interest charge of approximately $617,000 recorded for the amortization of debt discount as a result of the issuance of the subordinated convertible notes and interest expense of approximately $66,000 on the Company’s revolving bank credit line. For the six month period ended October 31, 2014 other expense of approximately $892,000 consisted of primarily $877,000 of interest expense. The interest expense recorded in six months ended October 31, 2014 includes a non cash interest charge of approximately $750,000 recorded for the amortization of debt discount as a result of the issuance of the subordinated convertible notes and interest expense of approximately $127,000 on the Company’s revolving bank credit line.

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

Goodwill – The carrying value of goodwill is not amortized, but is tested annually as of April 30 as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. As of October 31, 2015, management has concluded that no impairment of goodwill is required.

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

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal ProceEdinGS

Dataram is party to certain legal proceedings noted herein. They are as follows:

•	MPP Associates, Inc. and Marc Palker v. Dataram Corporation, Jon Isaac, David Moylan, Michael Markulec and Richard Butler, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002413-15. Filed on April 8, 2015.

•	John H. Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15. Filed on April 9, 2015.

•	Dataram Corporation v. John Freeman, Marc Palker and MPP Associates, Inc., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15. Filed on April 10, 2015.

The three aforementioned State Court actions described have been consolidated in Essex County.

•	On March 9, 2015, Marc Palker filed a complaint against the Company with the U.S. Department of Labor, Occupational Safety and Health Administration, alleging a violation of the Sarbanes-Oxley Act of 2002.

•	On June 26, 2015, Alethea Douglas, a former employee, filed a complaint against the Company with the U.S. Equal Employment Opportunity Commission, alleging a claim for age discrimination in connection with the termination of her employment effective May 20, 2015.

Item 1A. Risk Factors.

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

DATARAM CORPORATION

Date: December 15, 2015	By:	/s/ DAVID A MOYLAN
David A. Moylan
Chairman and Chief Executive Officer

Date: December 15, 2015	By:	/s/ ANTHONY M. LOUGEE
Anthony M. Lougee
Chief Financial Officer