Form 10-Q
period 2016-01-31
DATARAM CORP
filed 2016-03-15
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 1-8266

DATARAM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	22-1831409
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 Alexander Road, Suite 100 Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

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

On January 6, 2016 the Company reincorporated in the state of Nevada, the par value of Common Stock was changed from $1.00 to $0.001 per share.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($.001 par value): As of March 15, 2016, there were 4,834,860 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation

Condensed Consolidated Balance Sheets

	January 31, 2016	April 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$700,993	$327,298
Accounts receivable, less allowance for doubtful accounts and sales returns of $172,000 and $140,000, respectively	3,375,849	2,170,261
Inventories	1,556,703	2,088,737
Other current assets	57,104	69,076
Total current assets	5,690,649	4,655,372

Property and equipment, net of accumulated depreciation and amortization of $1,038,831 and $966,831, respectively	70,997	120,997

Other assets	29,479	49,210
Capitalized software development costs, net	339,324	365,424
Goodwill	1,083,555	1,083,555
Total assets	$7,214,004	$6,274,558

Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$2,693,598	$2,109,449
Accounts payable	684,128	879,573
Accrued liabilities	145,542	282,284
Convertible notes payable	—	600,000
Convertible notes payable related parties	80,000	107,500
Total current liabilities	3,603,268	3,978,806

Other liabilities	125,414	179,163
Total liabilities	3,728,682	4,157,969

Commitments and contingencies
Stockholders' equity:
Authorized 5,000,000 preferred shares;
Preferred stock series A, par value $.01 per share. Designated 1,300,000 shares; Issued and outstanding shares nil at January 31, 2016 and 626,600 at April 30, 2015	—	1,856,903
Preferred stock series B, par value $12.20 per share. Designated 400,000 shares; Issued and outstanding shares 334,559 at January 31, 2016 and nil at April 30, 2015. (Liquidation value $4,081,607)	4,081,607	—
Common stock, par value $.001 per share.
Authorized 54,000,000 common shares; par value $0.001, issued and outstanding 4,774,860 at January 31, 2016 and 2,776,012 at April 30, 2015	4,775	2,776
Additional paid-in capital	24,436,395	24,635,569
Shares to be issued	—	111,745
Accumulated deficit	(25,037,455)	(24,490,404)
Total stockholders' equity	3,485,322	2,116,589
Total liabilities and stockholder’s equity	$7,214,004	$6,274,558

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Condensed Consolidated Statements of Operations

Three and Nine Months Ended January 31, 2016 and 2015

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015

Revenues	$6,603,463	$8,050,557	$19,991,917	$22,655,310

Costs and expenses:
Cost of sales	5,298,101	6,845,904	16,080,770	19,193,718
Engineering	35,047	257,827	135,286	575,116
Selling, general and administrative	1,678,454	1,537,144	4,362,443	4,848,436
Total costs and expenses	7,011,602	8,640,875	20,578,499	24,617,270

Loss from operations	(408,139)	(590,318)	(586,582)	(1,961,960)

Other income (expense):
Interest expense, net	(46,638)	(67,550)	(163,008)	(944,582)
Other loss	(17,246)	(10,336)	(9,957)	(25,540)
Gain on debt extinguishment	22,033	—	22,033
Total other expense, net	(41,851)	(77,886)	(150,932)	(970,122)

Loss before income taxes	(449,990)	(668,204)	(737,514)	(2,932,082)

Gain on sale of State NOL	—	—	190,463	—
Income tax expense	—	—	—	(2,850)

Net loss	(449,990)	(668,204)	(547,051)	(2,934,932)

Dividend – Series A preferred stock	—	1,628,000	121,609	1,628,000

Net loss allocated to common shareholders	$(449,990)	$(2,296,204)	$(668,660)	$(4,562,932)

Net loss per share of common stock
Basic and diluted	$(0.11)	$(0.90)	$(0.19)	$(1.85)
Weighted average common shares outstanding
Basic and diluted	4,218,914	2,564,751	3,478,599	2,461,925

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended January 31, 2016

(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common	Stock	Paid-in	Shares	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	to be issued	deficit	equity
Balance at May 1, 2015	626,600	$1,856,903	—	—	2,776,012	$2,776	$24,635,569	$111,745	$(24,490,404)	$2,116,589

Net loss	—	—	—	—	—	—	—	—	(547,051)	(547,051)

Stock-based compensation expense	—	—	—	—	—	—	187,888	—	—	187,888

Issuance of common shares for cash	—	—	—	—	500,000	500	499,500	—	—	500,000

Common shares surrendered	—	—	—	—	(7,265)	(7)	7	—	—	—

Common shares issued for service	—	—	—	—	464,667	464	355,100	—	—	355,564

Issuance of preferred series A shares and warrants for cash	20,000	80,317	—	—	—	—	19,683	—	—	100,000

Preferred series A shares converted to common shares	(123,300)	(365,121)	—	—	616,500	617	364,504	—	—	—

Non-cash preferred series A stock dividend	—	—	—	—	—	—	(121,609)	121,609	—	—

Common shares issued for preferred series A stock dividend	—	—	—	—	139,240	139	233,215	(233,354)	—	—

Exchange series A preferred stock for series B preferred stock	(523,300)	(1,572,099)	214,465	2,616,473	—	—	(1,044,374)	—	—	—

Exchange common and preferred series A warrants for series B preferred stock	—	—	66,136	806,860	—	—	(806,860)	—	—	—

Issuance of series B preferred for extinguishment of convertible debt	—		55,083	672,000	—	—	(22,033)	—	—	649,967

Conversion of series B preferred stock to restricted common shares	—	—	(1,125)	(13,725)	22,500	23	13,702	—	—	—

Restricted common shares issued in exchange of stock options	—	—	—	—	263,206	263	122,102	—	—	122,365

Balance at January 31, 2016	—	$—	334,559	$4,081,607	4,774,860	$4,775	$24,436,395	$—	$(25,037,455)	$3,485,322

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Condensed Consolidated Statements of Cash Flows

Nine Months Ended January 31, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(547,051)	$(2,934,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred gain on sale leaseback	(53,748)	(53,747)
Depreciation and amortization	98,100	86,999
Bad debt expense	27,219	31,678
Amortization of debt discount	—	750,000
Stock-based compensation expense	665,817	14,148
Gain on convertible debt extinguishment	(22,033)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,232,808)	765,847
Decrease in inventories	532,034	22,872
Decrease (increase) in other current assets	11,972	(199,635)
Decrease in other assets	19,731	1,950
Decrease in accounts payable	(123,445)	(164,558)
Decrease in accrued liabilities	(136,742)	(676,379)
Net cash used in operating activities	(760,954)	(2,355,757)
Cash flows from investing activities:
Software development cost	—	(365,424)
Additions of property and equipment	(22,000)	(29,000)
Net cash used in investing activities	(22,000)	(394,424)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	584,149	(508,547)
Proceeds from issuance of convertible notes and warrants	—	750,000
Repayment of convertible notes	(27,500)	—
Proceeds from sale of preferred shares	100,000	2,697,240
Proceeds from sale of common shares	500,000	—
Net cash provided by financing activities	1,156,649	2,938,693

Net increase in cash and cash equivalents	373,695	188,512

Cash and cash equivalents at beginning of period	327,298	257,633

Cash and cash equivalents at end of period	$700,993	$446,145

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$163,008	$194,582

Supplemental disclosures of cash flow information:
Debt discount on convertible notes payable	$—	$750,000
Non-cash preferred stock dividends	$121,609	$1,628,000
Issuance of common stock for accrued dividend on Series A preferred shares	$233,354	$—
Issuance of series B preferred stock for extinguishment of convertible notes and accrued interest payable	$600,000	$—
Exchange of common warrant for series B preferred stock	$806,860	$—
Exchange of series A preferred stock for series B preferred stock	$1,044,374	$—
Exchange of interest payable on convertible debt for series B preferred stock	$72,000	$—

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

January 31, 2016 and 2015

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

Dataram’s customers include a global network of distributors, resellers, retailers, OEM customers and end users.

Liquidity and Going Concern

At January 31, 2016, the Company had cash and cash equivalents of approximately $701,000 and a working capital of approximately $2.1 million. During the nine month period ended January 31, 2016, the Company incurred a net loss of approximately $547,000 which included approximately $666,000 of non-cash stock based compensation expense. As of January 31, 2016, the Company also had an accumulated deficit of approximately $25.0 million. The Company has in recent years primarily financed its operations through the sale of equity securities and debt securities.

While the Company has made significant financial and operational changes in the last year which has reduced its cash burn, there still remains substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If current and projected revenue growth does not meet estimates, the Company may need to raise additional capital through debt and/or equity transactions and further reduce certain overhead costs. The Company cannot provide assurance that financing will close or be available to it on favorable terms.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended January 31, 2016 are not necessarily indicative of the operating results for the full fiscal year for any future period.

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stock holders by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and nine months ended January 31, 2016 and 2015 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of common shares issuable upon exercise or conversion of stock options, warrants, convertible notes and Series A preferred shares as their effect would be anti-dilutive.

Anti-dilutive securities consisted of the following at January 31:

	2016	2015
Common stock equivalent of convertible notes	—	240,000
Common stock equivalent of convertible notes – related parties	27,210	51,020
Series A preferred shares	—	1,566,500
Series B preferred shares	6,691,170	—
Warrants	712,875	2,975,775
Common shares reserved for series A preferred share dividends	—	24,912
Stock options	8,333	256,580
Total	7,439,588	5,114,787

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported financial condition and results of operations.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. The new standard is effective for the Company on January 1, 2018.  Early application is not permitted. The Company is currently evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-02), “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for the Company on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-02 will have on its condensed consolidated financial statements.

The Company has evaluated the other recent accounting pronouncements through ASU 2016-02 and believe that none of them will have a material effect on the Company’s condensed consolidated financial statements.

Note 2: Related Party Transactions

During the three month periods ended January 31, 2016 and 2015, the Company purchased inventories for resale totaling approximately $42,000 and $228,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). During the nine month periods ending January 31, 2016 and 2015, the Company purchased inventories for resale totaling approximately $331,000 and $1,001,000, respectively, from Sheerr Memory, LLC. Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as an advisor. Approximately $3,000 and $15,000 of accounts payable in the Company’s condensed consolidated balance sheets as of January 31, 2016 and April 30, 2015, respectively, are payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made approximately $16,000 in purchases from Sheerr Memory subsequent to January 31, 2016 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

During the three month periods ended January 31, 2016 and 2015, the Company purchased inventories for resale totaling approximately $309,000, and $276,000 respectively, from Keystone Memory Group (“Keystone Memory”). During the nine month periods ending January 31, 2016 and 2015, the Company purchased inventories for resale totaling approximately $967,000 and $802,000, respectively, from Keystone Memory Group. Keystone Memory’s owner is a relative of Mr. Sheerr. Approximately $99,000 and $27,000 of accounts payable in the Company’s condensed consolidated balance sheets as of January 31, 2016 and April 30, 2015 are payable to Keystone Memory. Keystone Memory offers the Company trade terms of immediately due and all invoices are settled in the normal course of business. No interest is paid. The Company has made approximately $64,000 in purchases from Keystone Memory subsequent to January 31, 2016 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

On October 31, 2013, the Company entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013 for $500,000. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $103,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining deferred gain of approximately $358,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $179,000 is reflected in other liabilities – long-term in the condensed consolidated balance sheet as of April 30, 2015. As of January 31, 2016, the current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $125,000 is reflected in other liabilities – long-term in the condensed consolidated balance sheet as of January 31, 2016.

Note 3: Note Payable – Revolving Credit Line

The Company’s financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The Financing Agreement matures on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. The amount outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting the Company’s ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. The Company requested and received a waiver of compliance with respect to certain provisions of the Financing Agreement in connection with certain Bridge Notes issued in July 2014. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. The Financing Agreement provides for advances against eligible accounts receivable and inventory balances based on prescribed formulas of raw materials and finished goods. There was approximately $15,000 of additional availability as of January 31, 2016.

Note 4: Convertible Note Payable

On July 15, 2014, the Company entered into the purchase agreement governing the issuance of $750,000 aggregate principal amount of Bridge Notes and Bridge Warrants. The Bridge Notes and Bridge Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors and $150,000 aggregate principal amount of the Bridge Notes to certain members of management. The Bridge Notes, the initial maturity date of which was October 15, 2014 (which was subject to a three-month extension at the option of the holders that occurred; see below), were convertible into shares of the Company’s common stock. The initial conversion price for institutional investors was $2.50 per share (which was subsequently reduced; see below), and the initial conversion price for management was equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $2.94. The Bridge Notes were secured obligations of the Company and bear interest at a rate of 8% per year. The Bridge Notes were subordinated to the Rosenthal & Rosenthal Financing Agreement. The Bridge Warrants were exercisable for five years after the closing date of the Purchase Agreement, or July 15, 2019. For each $1,000 of principal amount of Bridge Notes, the holder received 1,200 Bridge Warrants, each exercisable for the purchase of one share of the Company’s common stock. Each holder is entitled to exercise one-third of all Bridge Warrants received at an exercise price of $3.00, one-third of all Bridge Warrants received at an exercise price of $3.50, and one-third of all Bridge Warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $2.94. Pursuant to the terms of the Purchase Agreement, the Company has agreed to register for re-sale the shares underlying the Bridge Notes and the Bridge Warrants.

On October 15, 2014, the original maturity date of the Bridge Notes, the maturity date of the Bridge Notes was extended to January 15, 2015 for all holders of the Bridge Notes. On November 17, 2014 the Company closed the sale of 600,000 shares of its Series A Stock, which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $2.00 from $2.50, to equal the conversion price of the Series A Preferred Stock (see below). In addition, two additional 90-day extensions were provided to the institutional investors, which had it extend the maturity date to July 15, 2015. The Company has repaid in cash approximately $70,000 of the notes held by management and received extensions from all Bridge note holders except for one holder of an $80,000 Bridge Note, to extend the maturity date to January 15, 2016.

On January 15, 2016 the Company entered into an agreement with the institutional bridge note holders to exchange their entire balance (principal and accrued and unpaid interest) of Bridge Notes originally issued on July 14, 2014 through the issuance of 55,083 shares of Series B Preferred Stock, having a value of $649,967. The carrying value of principal and accrued interest extinguished was $672,000 resulting in a gain on extinguishment of $22,033 (see note 5).

Note 5: Stockholders’ Equity

Series A preferred shares

On November 12, 2014 and February 2, 2015, the Company completed a private placement of an aggregate of 626,600 shares of its Series A Preferred Stock (“Series A Stock”) together with warrants to purchase shares of its common stock (“Preferred Warrant”) at a price of $5.00 per share, in accordance with the Series A Preferred Stock Purchase Agreement dated October 20, 2014 (the “Purchase Agreement”). The aggregate net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant, after deducting the estimated offering expenses incurred by the Company were approximately $2,833,000. From the date of respective closings and prior to October 20, 2019 (the “Put/Call Exercise Period”), the investors had the right to purchase and require the Company to sell up to an additional 673,400 shares of Series A Stock. If the investors did not exercised this right during the Put/Call Exercise Period, the Company had the right to cause and require the investors to purchase up to an additional 673,400 shares of Series A Stock, for an aggregate purchase price of $3,367,000. Holders of the Series A Stock had the right to convert such shares of Series A Stock into the number of authorized but previously unissued shares of the Company’s Common Stock obtained by dividing the stated value of each share of Series A ($5.00) by $2.00. For each share of Series A Stock, the investors received 2.5 Preferred Warrants to purchase the Company’s Common Stock at an exercise price of $2.50 per share. The Preferred Warrants are exercisable immediately for a period of five years from the date of closing. The exercise price of the Preferred Warrants is subject to adjustments in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the Preferred Warrants may be limited if upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% of the Company’s Common Stock. The Holders of the Series A Stock were entitled to receive preferential cumulative dividends at the rate of 8% per annum (equivalent to a fixed annual payment of $0.40 per share). The dividends were payable in shares of Common Stock and were valued at the volume weighted average price of the Company’s Common Stock over the ten (10) consecutive trading days ended on the second trading day immediately before the dividend payment date.

In September 2015, as a condition of the sale of the approximately 400,000 remaining shares of Series A Preferred Stock held by Isaac Capital Group to a group of independent accredited investors, all the residual call options were removed from the Series A Preferred Stock Purchase Agreement.

In accordance with the Series A Purchase Stock Purchase Agreement, on October 30, 2015, investors in the Series A Preferred Stock exercised a right to purchase 20,000 shares of Series A Preferred Stock and warrants; gross proceeds of the transaction was $100,000.

During the nine months ended January 31, 2016, holders of Series A Preferred Stock converted 123,300 Series A Preferred shares into 616,500 of Common Stock. The converted value for each Series A Preferred Share is approximately $2.96 which resulted in approximately $365,000 reduction to the Series A Preferred Stock and a $365,000 offsetting increase to Additional Paid in Capital in the January 31, 2016 condensed consolidated balance sheet.

On January 21, 2016, the holders of Series B Preferred Stock converted 1,125 Series B Preferred shares into 22,500 shares of Common Stock. The converted value for each Series B Preferred Share is approximately $12.20 or $13,725 and resulted in an offsetting increase to Additional Paid in Capital.

Dividends recorded in the nine months ended January 31, 2016 were approximately $122,000. The Board of Directors authorized accumulated dividends from the date of Series A Preferred Stock issuance to October 31, 2015 be paid in the form of Common Stock. This resulted in the issuance of 139,240 Common Shares and a reduction of accumulated dividends of approximately $233,000 and offsetting increase of approximately $233,000 in Additional Paid in Capital in the accompanying condensed balance sheet. The preferential cumulative dividends accrued at the rate of 8% per annum. The dividends payable were paid in shares of common stock and were valued at the volume weighted average price of the Company's common stock over the ten (10) consecutive trading days ended on the second trading day immediately before the dividend payment date.

Equity Exchange transactions

On January 15, 2016, Dataram Corporation entered into separate exchange agreements with holders of:

(i)	the Company’s outstanding shares of Series A Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase shares of the Company’s Common Stock issued in connection with the Series A Preferred Stock (the “Series A Warrants”) originally issued on November 17, 2014, February 2, 2015 and October 30, 2015, and
(ii)	the Company’s outstanding institutionally held subordinated secured convertible bridge notes (the “Bridge Notes”) and warrants held by institutions and employee investors to purchase shares of Common Stock issued in connection with the sale of the Bridge Notes on July 15, 2014 (the “Bridge Note Warrants”) pursuant to Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreements (the “Bridge Purchase Agreements”), and
(iii)	warrants to purchase Common Stock issued pursuant to the Company’s prospectus supplement dated September 18, 2013 (the “Registered Warrants” and together with the Series A Preferred Stock, the Series A Warrants, Bridge Notes and the Bridge Note Warrants, the “Exchange Securities”).

Pursuant to the Exchange Agreements, the Holders exchanged the Exchange Securities for an aggregate of 335,684 shares of the Company’s newly designated Series B Convertible Preferred Stock (the “Preferred Stock”).

As noted in (i) above the Company entered into an agreement with investors who held Preferred Series A Stock and warrants issued with the series A preferred stock. The 523,300 outstanding Preferred Series A shares were exchanged for 214,465 Preferred Series B shares. The exchange was accounted for as an equity-for-equity exchange, with no gain or loss recorded. The issuance date value of the exchanged Preferred Series A Stock of approximately, $1,572,000 was reallocated to Series B Preferred Stock and Additional Paid in Capital. Additionally, the 1,616,500 outstanding Preferred Series A warrants were exchanged for 40,413 shares of Series B Preferred Stock. The exchange was accounted for as an equity-for-equity exchange, with no gain or loss recorded. The issuance date value of the exchanged warrants of $493,060 was reallocated to Series B Preferred Stock and Additional Paid in Capital.

As noted in (ii) above the Company entered into an agreement with the institutional bridge note holders and certain members of management who held warrants issued with the above Convertible Notes Payable whereby the warrants would be exchanged for shares of Series B Preferred Stock. 765,000 of the outstanding warrants were exchanged for 19,125 shares of Series B Preferred Stock. The exchange was accounted for as an equity-for-equity exchange, with no gain or loss recorded. The issuance date value of the exchanged warrants of $233,300 was reallocated to Series B Preferred Stock and Additional Paid in Capital.

As noted in (iii) above the Company entered into an agreement with investors who held warrants issued with the above Common Stock issue dated September 18, 2013. The 263,900 outstanding warrants were exchanged for 6,598 shares of Series B Preferred Stock. The exchange was accounted for as an equity-for-equity exchange, with no gain or loss recorded. The issuance date value of the exchanged warrants of $80,500 was reallocated to Series B Preferred Stock and Additional Paid in Capital.

As contemplated by the Exchange Agreements and as approved by the Company’s Board of Directors on January 21, 2016, the Company filed with the Secretary of State of the State of Nevada, a Certificate of Designation of Preferences, Rights and Limitations of 0% Series B Convertible Preferred Stock (the “Series B Certificate of Designations”). Pursuant to the Series B Certificate of Designations, the Company designated 400,000 shares of its blank check preferred stock as Series B Preferred Stock. Each share of Series B Preferred Stock has a stated value of $12.20 per share. In the event of a liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock will be entitled to a per share preferential payment equal to the par value. All shares of capital stock of the Company will be junior in rank to Series B Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company. The Holders will be entitled to receive dividends if and when declared by the Company’s Board of Directors. In addition, the Series B Preferred Stock shall participate on an “as converted” basis, with all dividends declared on the common stock.

Subject to certain limitations as set forth below, each holder may convert the shares of Series B Preferred Stock into such number of shares of common stock based on a conversion ratio, the numerator of which shall be the Base Amount (defined hereafter) and denominator of which shall be the Conversion Price (defined hereafter). “Base Amount” is defined, as of the applicable date of determination, the sum of (1) the aggregate stated value of the Series B Preferred Stock to be converted, plus (2) the accrued and unpaid dividends on Series B Preferred Stock. The “Conversion Price” of the Series B Preferred Stock is initially $0.61.

The Company is prohibited from effecting the conversion of Series B Preferred Stock to the extent that, as a result of such conversion, the holder would beneficially own more than 4.99%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series B Preferred Stock (the “Maximum Percentage”). A holder may increase or decrease the Maximum Percentage by providing written notice to the Company; provided, that in no event shall the Maximum Percentage exceed 9.99%. If and until it is determined that the Company is required to obtain the approval of its shareholders for the issuance of the Series B Preferred Stock in accordance with NASDAQ Capital Market Rules (“Shareholder Approval”, then the Company, until it has obtained Shareholder Approval, may not issue upon conversion of the Series B Preferred Stock, such number of shares of Common Stock, which, when aggregated with all other shares of Common Stock issued upon conversion of all Series B Preferred Stock, would exceed 19.99% of the shares of Common Stock issued and outstanding as of the initial issuance date of the Series B Preferred Stock.

After giving effect to the transactions of the Exchange Agreements on January 31, 2016, the Company has 4,774,860 shares of common stock issued and outstanding and 334,559 shares of Series B Preferred Stock outstanding convertible into an aggregate of 6,691,170 shares of Common Stock, without giving effect to any Beneficial Ownership Limitation or Exchange Blocker.

Common Stock

On July 31, 2015, the Company entered into separate securities purchase agreements with five (5) accredited investors for the issuance and sale of an aggregate of 500,000 shares of its common stock at a per share price of $1.00 or an aggregate purchase price of $500,000.

On August 12, 2015 the Company received notification from NASDAQ that the financing completed in January 2015 in which the Company’s Chairman and Chief Executive Officer participated resulted in the purchase of the Company’s common stock at a discount to market price, which represented equity compensation and therefore requires shareholder approval. On August 19, 2015 the Company’s Chairman and Chief Executive Officer surrendered 7,265 common shares such that the investment would have been made at the then-market value. The Company also cancelled the 50,000 warrants associated with the transaction.

On November 5, 2015 the Company issue 40,000 restricted common shares with a fair value of $46,000 to an investor relations firm.

During the three and nine months ended January 31, 2016, the Company granted 370,000 and 424,667 restricted shares of its common stock with a fair value of approximately $222,000 and $310,000, respectively to certain executive officers and directors. The fair value of these restricted shares is estimated on the date of grant using the closing market price as listed on the NASDAQ.

On January 6, 2016 the Company reincorporated in the state of Nevada, the par value of Common Stock was changed from $1.00 to $0.001 per share.

On January 21, 2016, the holders of Series B Preferred Stock converted 1,125 Series B Preferred shares into 22,500 shares of Common Stock. The converted value for each Series B Preferred Share is approximately $12.20 or $13,725.

Stock-based compensation – Options

During three and nine months ended January 31, 2016, the Company granted stock option to purchase nil and 238,667 shares of common stock respectively, to certain employees, officers and board of directors of the Company. The Company’s condensed consolidated statements of operations for the three and nine month periods ended January 31, 2016 includes approximately $3,000 and $188,000 of stock-based compensation expense, respectively. The three and nine month periods ended January 31, 2015 includes approximately $5,000 and $14,000 of stock-based compensation expense, respectively.

On January 19, 2016, the Company entered into exchange agreements (the “Option Exchange Agreements”) with certain of its employees pursuant to which such employees agreed to return options to purchase an aggregate of up to 327,080 shares of common stock in consideration for restricted stock grants (the “Restricted Stock Grants”) in the aggregate amount of 263,206 shares of Common Stock pursuant to the Company’s 2011 Equity Incentive Plan and 2014 Equity Incentive Plan, as amended. The Restricted Stock Grants are vested in full upon issuance.

The Company recorded an additional one time stock based compensation expense of approximately $122,000 as a result of the stock option exchange agreements. As of January 31, 2016, there was no unearned compensation costs related to stock options remaining.

The fair value of each stock option granted during the nine months ended January 31, 2016 is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Nine months ended January 31, 2016
Expected term (years)	2.5-3.0
Expected volatility	79%-80%
Dividend yield	0
Risk-free interest rate	.90% -1.01%
Weighted average per share grant date fair value	$0.78 - $1.03

The Company calculated stock-based compensation expense using a 5% forefiture rate. There were no stock options granted during the three and nine months ended January 31, 2016.

A summary of option activity for the nine months ended January 31, 2016 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (1)

Balance May 1, 2015	125,746	$8.48	3.59	$—

Granted	238,667	$1.63		$—
Expired	(37,333)	$12.71	—	—
Exchanged / cancelled	(327,080)	$3.01
Balance January 31, 2016	—	—	—	$—

(1)	This amount represents the difference between the exercise price and $0.76, the closing price of Dataram common stock on January 31, 2016 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable

b. Other Stock Options

On June 30, 2008, the Company granted options (outside of the plan) to purchase 8,333 shares of the Company’s Common Stock to a privately held company in exchange for certain patents and other intellectual property. The options granted are exercisable at a price of $15.60 per share, which was the fair value at the date of grant, were 100% exercisable on the date of grant and expire ten years after the date of grant.

Warrants

On January 15, 2016, the Company entered into separate exchange agreements with various warrant holders, refer to (“Note 5”) Equity Exchange transactions.

At January 31, 2016 the Company had 712,875 warrants outstanding with exercise prices between $2.50 and $13.56. A summary of warrant activity for the nine months ended January 31, 2016 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life years	Aggregate intrinsic value (1)

Balance May 1, 2015	3,308,275	$3.52	—	—

Issued	50,000	$2.50	—	—
Exchanged	(2,645,400)	$2.70
Balance January 31, 2016	712,875	$6.06	—	—

(1)	This amount represents the difference between the conversion price and $0.76, the closing price of Dataram common stock on January 31, 2016 as reported on the NASDAQ Stock Market, for all in-the-money warrants outstanding.

Note 6: Commitments and Contingencies

Leases

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2016 are as follows:

	Non-Related	Related
	Party	Party	Total
Year ending April 30:
2016 remaining	45,000	23,000	68,000
2017	162,000	90,000	252,000
2018	84,000	90,000	174,000
2019	85,000	45,000	130,000
2020	86,000	—	86,000
Thereafter
Total	$462,000	$248,000	$710,000

Legal Proceedings

Dataram is party to certain legal proceedings noted herein. There have been no updates since the prior 10Q. They are as follows:

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

Note 7: Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six months ended January 31, 2016 and 2015 by geographic region are as follows:

	Three months ended January 31, 2016	Nine months ended January 31, 2016
	Approximate ($)	Approximate ($)
United States	$5,039,000	$16,260,000
Europe	1,396,000	3,391,000
Other (principally Asia Pacific Region)	168,000	341,000
Consolidated	$6,603,000	$19,992,000

	Three months ended January 31, 2015	Nine months ended January 31, 2015
	Approximate ($)	Approximate ($)
United States	$6,914,000	$19,243,000
Europe	1,018,000	3,016,000
Other (principally Asia Pacific Region)	119,000	396,000
Consolidated	$8,051,000	$22,655,000

Note 8: Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivables. The Company maintains its cash and cash equivalents in financial institutions and brokerage accounts. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. In regard to trade receivables, the Company performs ongoing evaluations of its customers' financial condition as well as general economic conditions and, generally, requires no collateral from its customers. On January 31, 2016, amounts due from two customers totaled approximately 23% and 22% respectively, of accounts receivable. At April 30, 2015 accounts receivable from one customer totaled approximately 16%.

In the fiscal quarter ended January 31, 2016 the Company had sales to two customers that totaled 28% and 14%, respectively of revenues. In the comparable three month period ended January 31, 2015 the Company had sales to one customer that totaled 27% of revenues. For the nine months ended January 31, 2016 the Company had sales to two customers that totaled 21% and 14%, respectively of revenues. In the comparable nine month period ended January 31, 2015 the Company had two customers that totaled 20% and 10%, respectively of revenues.

Note 9: Subsequent event

On February 19, 2016, the Board of Directors of Dataram Corporation adopted resolutions to amend and restate the Company's Bylaws to revise certain provisions.

On March 4, 2016, the holders of Series B Preferred Stock converted 3,000 Series B Preferred shares into 60,000 shares of Common Stock. The converted value for each Series B Preferred Share is approximately $12.20 or $36,600.

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

Dataram’s customers include global network of distributors, resellers, OEM customers and end users.

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

The Company was incorporated in New Jersey in 1967 and reincorporated in the State of Nevada in February 2016, The Company and made its initial public offering in 1968.  Its common stock was listed for trading on the American Stock Exchange in 1981. In 2000 the Company changed its listing to the NASDAQ National Market (now the NASDAQ Stock Market) where its stock trades under the symbol "DRAM." The Company's principal executive office is located at 777 Alexander Road, Suite 100 Princeton, New Jersey 08540, its telephone number is (609) 799-0071, its fax is (609) 799-6734 and its website is located at http://www.dataram.com. Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, are available on the Company’s website free of charge.

Liquidity and Capital Resources

On January 15, 2016 the Company entered into separate exchange agreements, reference (“Note 4”) with holders of Series A Preferred Stock, institutionally held debt, certain warrants to purchase common stock and also the dividends associated with the Preferred Series A which was payable in the Company's Common Stock. As part of the agreement the Company issued a newly designated series B Preferred Stock and exchanged all institutional investor held bridge notes and accrued interest and Series A Preferred Stock into this new class. This effort eliminates approximately $672,000 in institutionally held 8% notes and accrued interest liability and eliminates the 8% dividend on outstanding Series A Preferred Shares. The exchange transaction increased the Company’s Shareholder Equity by approximately $672,000.

At January 31, 2016, the Company had cash and cash equivalents of approximately $701,000 and a working capital of approximately $2.1 million. During the nine month period ended January 31, 2016, the Company incurred a net loss of approximately $547,000 which included approximately $666,000 of non-cash stock based compensation expense. As of January 31, 2016, the Company also had an accumulated deficit of approximately $25.0 million. The Company has in recent years primarily financed its operations through the sale of equity securities and debt securities.

While the Company has made significant financial and operational changes in the last year which has reduced its cash burn, there still remains substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If current and projected revenue growth does not meet estimates, the Company may need to raise additional capital through debt and/or equity transactions and reduce certain overhead costs. The Company cannot provide assurance that financing will close or be available to it on favorable terms.

In May 2015, Dataram filed an application with the state of New Jersey (NJ) for the transfer of the NJ State tax benefit associated with its State of New Jersey specific Net Operating Losses (NOLs) for which the Company has received approval from the state of NJ. The Company executed a contract of sale and received proceeds of approximately $190,000 on December 9, 2015

On July 29, 2015, the Company entered into separate Common Stock Purchase Agreements, pursuant to which the Company sold and issued 500,000 shares of Common Stock to five (5) accredited investors. Gross proceeds of the Common Stock offering were $500,000.

On October 30, 2015, investors in the Series A Preferred Stock exercised a right to purchase 20,000 shares of Series A Preferred Stock and warrants, gross proceeds of the transaction was $100,000.

During the nine month period ended January 31, 2016, net cash used in operating activities totaled approximately $761,000. Net loss in the period totaled approximately $547,000 which included approximately $666,000 of stock based compensation expense. Depreciation and amortization expense of approximately $98,000 was recorded in the period. Inventory decreased by approximately $532,000. The decrease in inventories was a management decision to reduce inventory levels and increase working capital. Trade receivable increased by approximately $1,233,000, primarily the result of a shipments that occurred towards the end of quarter. Accounts payable decreased by approximately $195,000 and accrued liabilities decreased by approximately $137,000.

Net cash provided by financing activities totaled approximately $1,157,000 for the nine month period ended January 31, 2016 and consisted of proceeds of $500,000 from the sale of common shares and $100,000 from the sale of Series A Preferred Stock. The Compay’s borrowing on its line of credit increased by approximately $584,000 in the period and the Company paid back approximately $28,000 of convertible notes.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2016 are as follows:

	Non-Related	Related
	Party	Party	Total
Year ending April 30:
2016 remaining	45,000	23,000	68,000
2017	162,000	90,000	252,000
2018	84,000	90,000	174,000
2019	85,000	45,000	130,000
2020	86,000	—	86,000
Thereafter
Total	$462,000	$248,000	$710,000

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended January 31, 2016 were $6,603,000 compared to revenues of $8,051,000 for the comparable prior year period. Revenues for the first nine months of the current fiscal year were $19,992,000 compared to revenues of $22,655,000 for the comparable prior year period. The decline in revenues for the three and nine months ended January 31, 2016 is primarily attributable to management’s decision to discontinue the consumer memory product. The Company exited the business in the third quarter ended January 31, 2015. The consumer memory business was not profitable, did not align with the corporate strategy, and consumed valuable working capital. The Company shipped approximately $658,000 and $1,933,000, respectively in the prior year periods of the discontinued product line.

Cost of sales for the three and nine months ended January 31, 2016 were $5,298,000 and $16,081,000, respectively versus $6,846,000 and $19,194,000, respectively in the prior year comparable periods. Cost of sales as a percentage of revenues for the three and nine months ended January 31, 2016 were 80% of revenues versus 85% of revenues for the same respective prior year periods. The aforementioned shutdown of the unprofitable consumer memory business accounted for the favorable reduction is cost of sales a percentage of sales. The Company has also reduced manufacturing overhead cost by approximately $470,000 on an annualized basis. Most of the cost reductions were implemented during in the first quarter of the current fiscal year.

Engineering expense in the three and nine months ended January 31, 2016 were approximately $35,000 and $135,000, respectively, compared to $258,000 and $575,000 for the same respective prior year periods. The Company has reduced annualized engineering overhead cost by approximately $800,000.

Selling, general and administrative (S,G&A) expense for the three and nine month period ended January 31, 2016 totaled $1,678,000 and $4,362,000, respectively, compared to $1,537,000 and $4,838,000 for the same prior year periods. The Company has reduced annualized S,G&A overhead cost by approximately $2,500,000. The decrease is the result of reduction in employees and other cost. The Company has realigned cost associated employee benefits with the current market and also reduced facility and other fixed cost. The Company within SG&A also recorded approximately $394,000 and $666,000, respectively of non-cash stocked based compensation expense for the three and nine month periods ended January 31, 2016 compared to approximately $5,000 and $14,000 for the same prior year periods.

Other income (expense), net for the three and nine month period ended January 31, 2016 totaled approximately $42,000 and $151,000 of expense, respectively, compared to expense of approximately $78,000 and $970,000, for the same prior year periods. Other expense in the three month period ended January 31, 2016 consisted of approximately $47,000 of interest expense and approximately $17,000 of foreign currency transaction losses. Additionally, there was approximately $22,000 of debt extinguishment gain recorded in the quarter. The expense for the nine months ended January 31, 2016 of approximately $151,000 and primarily consisted of interest expense and the aforementioned debt extinguishment gain. Other income (expense) in the three month period ended January 31, 2015 consisted of approximately $68,000 of interest expense and approximately $10,000 of foreign currency transaction losses. For the nine month period ended January 31, 2015 other expense of approximately $970,000 consisted of primarily $946,000 of interest expense. The interest expense recorded in nine months ended January 31, 2015 includes a non-cash interest charge of approximately $750,000 recorded for the amortization of debt discount as a result of the issuance of the subordinated convertible notes and interest expense of approximately $196,000 on the Company’s revolving bank credit line.

Critical Accounting Policies

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

Goodwill – The carrying value of goodwill is not amortized, but is tested annually as of April 30 as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. As of January 31, 2016, management has concluded that no triggering events occurred which could impair goodwill.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal ProceEdinGS

Dataram is party to certain legal proceedings noted herein. There have been no updates since the prior 10Q.They are as follows:

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

The three State Court actions described have been consolidated in Essex County.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, other than the following:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information.

None.

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

DATARAM CORPORATION

Date: March 15, 2016	By:	/s/ DAVID A. MOYLAN
David A. Moylan
(Principal Executive Officer)

Date: March 15, 2016	By:	/s/ ANTHONY M. LOUGEE
Anthony M. Lougee
(Principal Finance and Accounting Officer)