Form 10-K
period 2016-04-30
DATARAM CORP
filed 2016-07-29
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________.

Commission file number: 1-08266

DATARAM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	22-183140
(State of Incorporation)	(I.R.S. Employer Identification No.)

777 Alexander Road, Suite 100 Princeton, NJ	08540
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (609) 799-0071

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.001 Par Value	NASDAQ Stock Market

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

See definition of "accelerated filer and large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell-company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant's most recently completed second quarter, October 31, 2015, was $3,977,681.

The number of shares of Common Stock outstanding on July 27, 2016 was 3,387,387 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None

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

PART I

Item 1.  BUSINESS

The Company is incorporated in the State of Nevada and was originally incorporated in the State of New Jersey in 1967. The Company’s common stock is traded on The NASDAQ Capital Market under the symbol "DRAM."

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a 1 for 3 basis. The reverse stock split was effective on July 11, 2016. Except where otherwise indicated, all per share amounts reflect the reverse stock split.

The Company's principal executive office is located at 777 Alexander Road, Suite 100, Princeton, New Jersey, 08540, its telephone number is (609) 799-0071, its fax is (609) 799-6734, and its website is located at http://www.dataram.com.

Since 1967, Dataram Corporation (“Dataram” or the “Company”) has been an independent manufacturer of memory products and provider of performance solutions. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, HP, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers.  Dataram manufactures its memory in-house to meet three key criteria - quality, compatibility, and selection - and tests its memory for performance and original equipment manufacturer (OEM) compatibility as part of the production process.  With memory designed for over 50,000 systems and with products that range from energy-efficient DDR4 modules to legacy SDR offerings, Dataram offers one of the most complete portfolios in the industry.  The Company is a CMTL Premier Participant and ISO 9001 (2008 Certified). Its products are fully compliant with JEDEC Specifications.

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

Dataram has four business lines which provide complementary solutions to the market.  Each has a different customer focus and “go to market” approach.  They are:

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

Operating since 1994, 18004Memory.com web property provides a one-stop source for new and refurbished memory products used in desktops, laptops, notebooks, servers, MAC systems, printers, digital cameras, PDAs, MP3 players, and more.  They provide memory upgrades for all major brands including Compaq, Dell, Apple, Hewlett-Packard, Toshiba, IBM, Gateway, Sony, Fujitsu, and Acer.  Products are backed by a limited lifetime warranty on all computer memory and 30-day money back guarantee.

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

Available Information

We file annual, quarterly, and current reports, as well as proxy statements and other information with the Securities and Exchange Commission, available to the public free of charge over the Internet at our website at http://www.dataram.com where our corporate governance materials, committee charters and code of conduct are also available. In addition, materials we file with the SEC are available on the SEC’s website as www.SEC.GOV free of charge.

Industry Background

The market for the Company's memory products is principally the buyers and owners of workstations, servers and the OEMs that manufacture workstations, servers and other products that use embedded computers. These systems have been important to the growth of the Internet.

`

The OEM market is also an important part of the Company's business. We believe that increasingly cost conscious OEMs are looking to independent memory suppliers such as the Company for the low-cost supply of memory modules.

A workstation, like a PC, is designed to provide computer resources to individual users. A workstation differs from a PC by providing substantially greater computational performance, input/output capability and graphic display. Workstations are nearly always networked. As a result of this networking capability of both workstations and PCs, we believe the value of the network server has increased.

Network servers are computer systems on a network which provide dedicated functions accessible by all workstations and other systems on the same network. Examples of different types of servers in use today are: file servers, communication servers, computation servers, database servers, print servers and storage servers.

The Company designs, produces and markets memory products for workstations and computer servers sold by Cisco, Dell, Fujitsu, HP, IBM, Lenovo, and Oracle. Additionally, the Company produces and markets memory for Intel and AMD processor based motherboards for use by OEMs and channel assemblers.

The "open system" philosophy espoused by most of the general computer industry has played a part in enlarging the market for third party vendors. Under the "open system" philosophy, manufacturers adhere to industry design standards, enabling users to "mix and match" hardware and software products from a variety of vendors so that a system can be configured for the user's application in the most economical manner with reduced concern for compatibility and support. Memory products for workstations and servers have become commodities with substantial competition from OEMs and a number of independent memory manufacturer suppliers.

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

Distribution

The Company sells its memory products to OEMs, distributors, value-added resellers and larger end-users. The Company also sells its memory products through various internet channels. The Company has sales and/or marketing support offices in the USA and Europe.

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

DRAM Prices

The memory product business is heavily dependent upon the price of DRAMs. Producers of DRAM are required to invest substantial capital resources to produce their end product. Their marginal cost is low as a percentage of the total cost of the product. As a result, the world-wide market for DRAMs has swung in the past from period to period from oversupply to shortage. During periods of substantial oversupply, the Company has seen falling prices for DRAMs and wide availability of DRAMs allowing the Company to maintain minimum inventories to meet the needs of customers. During periods of shortages, DRAMs are allocated to customers and the Company must invest heavily in inventory in order to continue to be assured of the supply of DRAMs from vendors. At the present time, the market for DRAMs is soft, but with spot shortages of certain DRAM configurations.

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

Engineering

The Company's ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company's engineering group continually monitors computer system vendors new product developments, and the Company evaluates and tests major components as they become available. The Company designs prototype memory modules and subjects them to reliability testing procedures. The Company incurred engineering costs of $191,000 in the fiscal year ended April 30, 2016 and $768,000 in the fiscal year ended April 30, 2015. The engineering cost reduction was primarily the result of software development cost associated with a project that was suspended in January 2015.

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

Backlog

The Company expects that all of the backlog on hand will be filled during the current fiscal year and most in the first quarter of the fiscal year ending April 30, 2017. The Company's backlog at April 30, 2016 was $274,000 and at April 30, 2015 was $98,000. Product backlog at any point in time may not translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer.

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

Sale of memory products for systems that use proprietary memory design may from time to time give rise to claims of copyright or patent infringement. In most such instances the Company has products that either do not violate such patents or copyrights or obtained a license.

Because of rapid technological development in the computer industry with concurrent extensive patent coverage and the rapid rate of issuance of new patents, questions of infringement may continue to arise in the future. If such patents or copyrights are issued in the future, the Company believes, based upon industry practice, that any necessary licenses would be obtainable upon the payment of reasonable royalties.

Employees

As of April 30, 2016, the Company had 24 full-time salaried employees and 12 hourly employees. The Company believes it has satisfactory relationships with its employees. None of the Company's employees are covered by a collective bargaining agreement.

Environmental

Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company did not make any material expenditures for environmental control facilities in the current fiscal year, nor does the Company expect to make material expenditure in the fiscal year ending April 30, 2017.

Financial information about geographic area sales

For the last two fiscal years the Company has had sales in the following geographic areas:

REVENUES (000's)
Export

Fiscal	U.S.	Europe	Other*	Consolidated
2016	$19,713	$4,405	$1,064	$25,182
2015	$23,285	$3,785	$1,188	$28,258

PERCENTAGES
Export

Fiscal	U.S.	Europe	Other*	Consolidated
2016	78.3%	17.5%	4.2%	100.0%
2015	82.4%	13.4%	4.2%	100.0%

*Principally Asia Pacific Region

RECENT DEVELOPMENTS

Entry into a Material Definitive Agreement

On June 13, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") for the acquisition of U.S. Gold Corp., a Nevada corporation, and subsidiaries ("U.S. Gold"). U.S. Gold is an exploration stage company that owns certain mining leases and other mineral rights comprising the Copper King gold and copper development project located in the Silver Crown Ming District of southeast Wyoming (the “Copper King Project”) and mining claims related to a gold development project in Eureka County, Nevada (the “Keystone Project”). The closing of the Merger is subject to customary closing conditions, including, among other things:

•	the approval of the Company’s shareholders holding a majority of the Company’s outstanding voting capital to issue the Merger Consideration (as defined below) pursuant to the continued listing standards of The NASDAQ Stock Market LLC;

•	the approval of the Company’s shareholders holding a majority of the Company’s outstanding voting capital to increase the number of shares of authorized Common Stock;

•	the closing by U.S. Gold of a financing pursuant to which it receives at least $3 million in net proceeds from the sale of its securities (the “U.S. Gold Financing”);

•	the closing by U.S. Gold of the acquisition of certain mining claims related to a gold development project in Eureka County, Nevada (the “Keystone Project”);

•	the receipt by the Company of a fairness opinion with respect to the Merger and the Merger Consideration; and

•	the Company’s Board of Directors shall have declared, as a special dividend, a right entitling each stockholder as of a record date (which shall be no less than five business days prior to the closing of the Merger) to a proportionate ownership interest, record or beneficial, equal to their ownership interest in the Company, of certain pre-Merger Company assets or the proceeds there from, as, when and if the Company’s Board of Directors elects to divest such assets within 18 months from the closing of the Merger.

•	One Million Eight Hundred and Fifty Thousand (1,850,000) shares of Common Stock shall be issued to the holders of U.S. Gold’s common stock issued in connection with the closing of the acquisition of the Keystone Project; and

•	One Million Six Hundred and Fifty Thousand (1,650,000) shares of Common Stock shall be issued to certain incoming officers and consultants pursuant to a shareholder approved equity incentive plan of the Company.

The foregoing description of the Merger Agreement is incomplete. Additional information, including Risk Factors related to the business and operations of the Company in the event of a closing of the transactions contemplated under the Merger Agreement, are included in the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2016 which are incorporated herein by reference.

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

Risks Related To Our Business

Failure to satisfy NASDAQ continued listing rule.

Our common stock was approved for listing on The NASDAQ Capital Market (“NASDAQ”) in 2000 where it continues to be listed. The listing Rules (the “Rules”) of NASDAQ require the Company to meet certain requirements. These continued listing standards include specifically enumerated criteria, such as:

•	a $1.00 minimum closing bid price;

•	stockholders’ equity of $2.5 million;

•	500,000 shares of publicly-held common stock with a market value of at least $1 million;

•	300 round-lot stockholders; and

•	compliance with NASDAQ’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of NASDAQ’s discretionary authority.

On January 27, 2016, NASDAQ informed the Company that it had failed to maintain a minimum bid price of $1 per share for more than 30 consecutive business days and that the Company can regain compliance if, at any time during the 180 day period ending July 25, 2016, the closing bid price of the common stock is at least $1 for a minimum of ten consecutive business days. On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a 1 for 3 basis, effective with the State of Nevada on July 8, 2016 in order to regain compliance with NASDAQ’s minimum bid price requirement. The reverse stock split was effective with The NASDAQ Capital Market on July 11, 2016. There is no assurance that our common stock will maintain a minimum bid price of at least $1 in the future or that our stockholders will not bring an action against us in connection with the reverse stock split.

As of April 30, 2016 our stockholder’s equity was $2,892,000 and, with continuing losses, we could be in non-compliance with the applicable $2,500,000 stockholder’s equity requirement for continued listing on NASDAQ. Failure to comply with the stockholder’s equity requirement may subject our securities to delisting from NASDAQ.

If we fail to comply with NASDAQ’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements.  In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all.

Finally, delisting of our common stock would likely result in our common stock becoming a “penny stock” under the Securities Exchange Act of 1934, as amended.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the shares but must trade it on an unsolicited basis. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for shares that become subject to those penny stock rules. Under such circumstances, shareholders may find it more difficult to sell, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

Our independent auditors have issued a going concern opinion and, if we are unable to obtain bank financing, raise capital or generate enough cash from operations to sustain our business, then we may have to liquidate assets or curtail our operations.

In its audit report dated July 29, 2016 for the fiscal years ended April 30, 2016, the opinion of our independent registered public accounting firm, Marcum LLP, included an emphasis paragraph as to the uncertainty of our ability to continue as a going concern. Most notably, significant recurring net losses through April 30, 2016 raise substantial doubt about our ability to continue as a going concern. During the fiscal year ended April 30, 2016, we incurred a net loss of approximately $1,221,000. We will need to generate significant revenues in order to achieve profitability.

We have incurred net losses in recent years and our future profitability is not assured.

For the fiscal years ended April 30, 2016 and 2015, we incurred net losses of approximately $1,221,000 and $3,829,000, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

We are likely to need additional financing, but our access to capital funding is uncertain.

The Company will be required to seek additional funding in order to continue our operations. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

The Company’s access to capital funding is uncertain. We do not have committed external sources of funding, and we may not be able to obtain additional funds on acceptable terms, or at all. During the fiscal year ended April, 30 2016, we implemented cost-containment initiatives through the restructuring of our workforce and we could implement other cost-containment initiatives in the future. Such cost-containment initiatives could result in a temporary lack of focus and reduced productivity amongst our work force which could adversely impact our prospects for product sales and profitability. We might also need to sell or license our technologies on terms that are not favorable to us, which could also adversely affect our prospects for profitability. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

If the Company raises funds by issuing and selling securities, it may be on terms that are not favorable to our existing stockholders. If we raise additional funds by selling equity securities, our current stockholders will be diluted, and new investors could have rights superior to our existing stockholders. If we raise funds by selling debt securities, we could be subject to restrictive covenants and significant repayment obligations.

The Company raised approximately $600,000 from financing activities in the fiscal year 2016. The Company also exchanged notes payable and accrued interest payable of approximately $672,000 for equity in fiscal 2016. While the Company has made significant operational changes during the year ended April 30, 2016 which has reduced its cash burn, there still remains substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If current and projected revenue growth does not meet estimates, the Company may need to raise additional capital through debt and/or equity transactions and further reduce certain overhead costs. The Company may require up to $1,000,000 of working capital over the next twelve months to support operations. The Company cannot provide assurance that financing will close or be available to it on favorable terms.

Additionally, for as long as any holder of Series B Preferred Stock issued in connection with the exchange of outstanding shares of Series A Preferred Stock holds such shares, we are prohibited from issuing any shares of common stock or securities convertible into common stock solely for capital raising purposes or incur any financing or incremental commercial debt, without the consent of a majority of such holders.  There can be no assurance that such holders will provide consent and this requirement may make it difficult for us to raise or borrow additional funds.

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

The Company has historically planned to expand its sales of memory products, to develop new business opportunities based on its existing expertise and software, to continue to seek and evaluate possible strategic alliances to enhance its sales, and to develop and monetize additional intellectual property. These plans, however, are subject to modification or replacement by management if it decides that economic, industry, technological, regulatory or other factors warrant a change. In addition, there can be no assurance that the Company will successfully implement all such plans or that circumstance in the marketplace and the economy will allow the implementation of such plans.

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

We may lose an important customer.

During the fiscal year ended April 30, 2016, we had two customers with sales over 10% of the Company’s revenues. One customer that accounted for approximately 20% and another customer that accounted for approximately 13% of the Company's revenues. There can be no assurance these customers will not cease or materially decrease their business with the Company in the future and that our financial performance will not be adversely affected thereby.

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

Risks Related to Our Intellectual Property Rights

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

Risks Related to Ownership of Our Common Stock

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

Our common stock may be affected by limited trading volume and price fluctuations which could adversely impact the value of our common stock.

Although our stock is publicly traded, there can be no assurance that an active trading market in our common stock will be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

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

The Company leases 17,500 square feet of assembly plant and office space in Montgomery County, Pennsylvania. The lease expires on March 31, 2017.

Rent expense amounted to approximately $316,000 and $432,000 for the fiscal years ended April 30, 2016 and 2015, respectively.

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The Common Stock of the Company is traded on the NASDAQ Stock Market under the symbol “DRAM”. As of July 15, 2016 there were approximately 156 shareholders of record, which does not include approximately 2,000 beneficial owners of shares held in the names of brokers or other nominees. The following table sets forth, for the periods indicated, the high and low intraday prices per share of our common stock as reported by the NASDAQ Stock Market.

	2016		2015
	High	Low	High	Low
First Quarter	$9.60	$5.55	$9.57	$7.14
Second Quarter	5.82	3.12	11.52	6.30
Third Quarter	4.47	1.59	8.16	4.23
Fourth Quarter	2.79	1.65	10.71	6.15

All prices have been adjusted to reflect the reverse 1-for-3 stock split which was effective July 11, 2016.

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

Issuer Purchases of Equity Securities - NONE

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are included herein. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in April and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Since 1967, Dataram Corporation (“Dataram” or the “Company”) has been an independent manufacturer of memory products and provider of performance solutions. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, HP, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers.

Dataram has four business lines which provide complimentary solutions to the market.  Each has a different customer focus and “go to market” approach.  They are:

•	Princeton Memory
•	Micro Memory Bank (MMB)
•	MemoryStore.com
•	18004Memory.com

Results of Operations

The following table sets forth consolidated operating data expressed as a percentage of revenues for the periods indicated.

Years Ended April 30,	2016	2015

Revenues	100.0%	100.0%

Cost of sales	81.3	85.2

Gross profit	18.7	14.8

Engineering	0.7	2.7

Selling, general and administrative	22.9	21.8

Loss from operations	(4.9)	(9.7)

Other income (expense), net	(0.7)	(3.8)

Loss before income tax expense	(5.6)	(13.5)

Gain on sale of state NOL, net of tax expense	0.7	0.0

Net loss	(4.9)%	(13.5)%

Fiscal 2016 Compared With Fiscal 2015

Revenues for the fiscal year ended April 30, 2016 were $25,182,000 compared to $28,258,000 in the fiscal year ended April 30, 2015, an 11% decrease. The decline in revenues can be attributable to management’s decision to discontinue the consumer memory product line during fiscal year 2015. The Company exited the product line in the third quarter ended January 31, 2015. The AMD consumer memory product line was not profitable, did not align with the corporate strategy, and consumed valuable working capital. The Company shipped approximately $1,900,000, in the prior year of the discontinued product line. The Company also reduced sales resources associated with marginally profitable broker product line which resulted in approximately $1,500,000 decline in revenue.

Revenues for the fiscal years ended April 30, 2016 and 2015 by geographic region were:

Fiscal	U.S.	Europe	Other*	Consolidated
2016	$19,713,000	$4,405,000	$1,064,000	$25,182,000
2015	$23,285,000	$3,785,000	$1,188,000	$28,258,000

*Principally Asia Pacific Region

The Company expects that the entire backlog on hand will be filled during the fiscal year ending April 30, 2017 and mostly in the first quarter. The Company's backlog at April 30, 2016 was $274,000. At April 30, 2015, the Company’s backlog was $98,000.

Cost of sales was $20,464,000 in the fiscal year ended April 30, 2016 or 81% of revenues compared to $24,068,000 or 85% of revenues in the fiscal year ended April 30, 2015. The aforementioned shutdown of the unprofitable consumer memory product line and broker product line accounted for the favorable reduction in cost of sales as percentage of sales. The Company has also reduced manufacturing overhead cost by approximately $470,000 on an annualized basis. Most of the cost reductions were implemented in the first quarter of the current fiscal year.

Engineering expense in the fiscal year ended April 30, 2016 was approximately $191,000 versus approximately $768,000 in the fiscal year ended April 30, 2015. The engineering cost reduction was primarily the result of software development cost associated with a project that was suspended in January 2015.

Selling, general and administrative expenses were $5,766,000 in the fiscal year ended April 30, 2016 versus $6,171,000 in the fiscal year ended April 30, 2015. The Company has reduced annualized S,G&A overhead cost by approximately $1,100,000. The decrease is the result of reduction in employees and other cost. Stock-based compensation expense was recorded as a component of selling, general and administrative expense and totaled approximately $746,000 in the fiscal year ended April 30, 2016, versus $14,000 in the fiscal year ended April 30, 2015.

Other income (expense) for the fiscal year ended April 30, 2016 totaled approximately $168,000 of expense versus $1,077,000 of expense in fiscal 2015. Other income (expense) for the fiscal year ended April 30, 2016 includes interest expense of approximately $200,000 on the Company’s revolving bank credit line and approximately $9,000 of foreign currency transaction gains. Additionally, there was approximately $22,000 of debt extinguishment gain recorded. Other income (expense) for the fiscal year ended April 30, 2015 includes $1,001,000 of interest expense and $76,000 of foreign currency transaction losses, primarily as a result of the US dollar strengthening against the EURO. The interest expense recorded in fiscal year ended April 30, 2015 includes a non-cash interest charge of approximately $750,000 recorded for the amortization of debt discount as a result of the issuance of the subordinated convertible notes and interest expense of approximately $251,000 on the Company’s revolving bank credit line.

The Company’s consolidated statements of operations for the fiscal year ended April 30, 2016 include a gain recorded on the sale of state net operating losses of approximately $190,000 and tax expense of approximately $3,000 that consists of state minimum tax payments. For the fiscal year ended April 30, 2015 tax expense of approximately $3,000 that consists of state minimum tax payments.

The Company has Federal and State net operating loss carry-forwards of approximately $30,400,000 and $7,900,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2036 for Federal tax purposes and 2016 and 2036 for state tax purposes.

.

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2016 and 2015, the Company has incurred losses in the amounts of approximately $1,221,000 and $3,829,000, respectively.

The Company raised approximately $600,000 from financing activities in the fiscal year 2016. The Company also exchanged notes payable and accrued interest payable of approximately $672,000 for equity in fiscal 2016. While the Company has made significant operational changes during the year ended April 30, 2016 which has reduced its cash burn, there still remains substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If current and projected revenue growth does not meet estimates, the Company may need to raise additional capital through debt and/or equity transactions and further reduce certain overhead costs. The Company may require up to $1,000,000 of working capital over the next twelve months to support operations. The Company cannot provide assurance that financing will close or be available to it on favorable terms.

Liquidity and Capital Resources

As of April 30, 2016, the Company had cash totaling approximately $56,000. Net cash used in operating activities totaled approximately $489,000. Net loss in the year totaled approximately $1,221,000 which included approximately $741,000 of stock based compensation expense. Depreciation and amortization expense of approximately $131,000 was recorded. Inventory decreased by approximately $753,000. The decrease in inventories was a management decision to reduce inventory levels and increase working capital. Trade receivable increased by approximately $746,000, primarily the result of a shipments that occurred towards the end of year. Accrued liabilities decreased by approximately $123,000 and accounts payable decreased by approximately $71,000.

Net cash provided by financing activities totaled approximately $239,000 and consisted of proceeds of $500,000 from the sale of common shares and $100,000 from the sale of Series A Preferred Stock. The Company’s borrowing on its line of credit decreased by approximately $333,000 and the Company paid back approximately $28,000 of convertible notes.

Working Capital Requirements

Credit Facility

On November 6, 2013, the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. to replace its existing loan agreement (the “Financing Agreement”). The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment to the Financing Agreement. The amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at April 30, 2016 totaled approximately $1,776,000 and there was no additional availability on that date.

Sales of Securities

On July 15, 2014, the Company entered into a Purchase Agreement governing the issuance of $750,000 aggregate principal amount of Bridge Notes and Bridge Warrants. The Bridge Notes and Bridge Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors and $150,000 aggregate principal amount of the Bridge Notes to certain members of management. The Bridge Notes, the initial maturity date of which was October 15, 2014 (which was subject to a three-month extension at the option of the holders), are convertible into shares of the Company’s common stock. The initial conversion price for institutional investors is $7.50 per share (which was subsequently reduced; see below), and the initial conversion price for management is equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $8.82. The Bridge Notes are secured obligations of the Company and bear interest at a rate of 8% per year. The Bridge Warrants are exercisable for five years after the closing date of the Purchase Agreement, or July 15, 2019. For each $1,000 of principal amount of Bridge Notes, the holder received 1,200 Bridge Warrants, each exercisable for the purchase of one share of the Company’s common stock. Each holder is entitled to exercise one-third of all Bridge Warrants received at an exercise price of $9.00, one-third of all Bridge Warrants received at an exercise price of $10.50, and one-third of all Bridge Warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $8.82. Pursuant to the terms of the Purchase Agreement, the Company has agreed to register the shares underlying the Bridge Notes and the Bridge Warrants.

On November 17, 2014 the Company closed the sale of 600,000 shares of its Series A Preferred Stock, which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $6.00 from $7.50 to equal the conversion price of the Series A Preferred Stock. The Company paid off approximately $42,500 of the Notes and received extensions from all Bridge Note holders except for one holder of an $80,000 Bridge Note. On January 15, 2016 the Company entered into equity exchange transactions (see below) which resulted in the retirement of the Bridge Notes and Bridge Warrants except for the one holder of an $80,000 Bridge Note.

On November 17, 2014, the Company completed a private placement of 600,000 shares of its Series A Preferred Stock together with the Series A Warrants to purchase shares of its common stock at a price of $5.00 per share, in accordance with the Series A Preferred Stock Purchase Agreement dated October 20, 2014. The net proceeds to the Company from the sale of the Series A Preferred Stock and Series A Warrants, after deducting the estimated offering expenses incurred by the Company were approximately $2,697,000.

On February 2, 2015, the Company completed a private placement of 26,600 shares of its Series A Preferred Stock together with Series A Warrants to purchase and an additional 22,167 shares at an exercise price of $7.50 per share, in accordance with the Purchase Agreement. The net proceeds to the Company from the sale of the Series A Preferred Stock and Series A Warrant were approximately $133,000.

On February 2, 2015, the Company issued and sold an aggregate of 61,000 restricted shares of its common stock at a price of $6.00 per share and five-year warrants to purchase an additional 316,000 shares with an exercise price of $7.50 per share, of which 16,667 shares were purchased by David A Moylan, the Company’s CEO. The net proceeds to the Company from the sale of the restricted common stock and warrants (exclusive of any exercise thereof) were approximately $365,000.

In accordance with the Series A Purchase Stock Purchase Agreement, on October 30, 2015, investors in the Series A Preferred Stock exercised a right to purchase 20,000 shares of Series A Preferred Stock and warrants; gross proceeds of the transaction was $100,000.

Equity Exchange transactions

On January 15, 2016, Dataram Corporation entered into separate exchange agreements with holders of:

(i)	the Company’s outstanding shares of Series A Preferred Stock and Series A Warrants to purchase shares of the Company’s Common Stock issued in connection with the Series A Stock originally issued on November 17, 2014, February 2, 2015 and October 30, 2015, and
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

Pursuant to the Exchange Agreements, the Holders exchanged the Exchange Securities for an aggregate of 335,684 shares of the Company’s newly designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

As noted in (i) above the Company entered into an agreement with investors who held Series A Preferred Stock and Series A Warrants. The 523,300 outstanding Series A Preferred Stock were exchanged for 214,465 shares of Series B Preferred Stock.

As noted in (ii) above the Company entered into an agreement with the institutional bridge note holders and certain members of management who held warrants issued with the above Convertible Notes Payable whereby the warrants would be exchanged for shares of Series B Preferred Stock. 255,000 of the outstanding warrants were exchanged for 19,125 shares of Series B Preferred Stock.

As noted in (iii) above the Company entered into an agreement with investors who held warrants issued with the above Common Stock issue dated September 18, 2013. The 87,967 outstanding warrants were exchanged for 6,598 shares of Series B Preferred Stock.

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

Contractual Obligations

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2016 are as follows:

	Non-Related	Related
	Party	Party	Total
Year ending April 30:
2017	$162,000	$90,000	$252,000
2018	84,000	90,000	174,000
2019	85,000	45,000	130,000
2020	86,000	—	86,000
Thereafter
Total	$417,000	$225,000	$642,000

Purchases

At April 30, 2016, the Company had open purchase orders outstanding totaling $270,000, primarily for inventory items to be delivered in the first three months of the fiscal year ending April 30, 2017. These purchase orders are cancelable.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Notes to Consolidated Financial Statements (Note 3)

Critical Accounting Policies

During December 2001, the Securities and Exchange Commission (“SEC”) published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company’s significant accounting policies are summarized in Note 3 of notes to consolidated financial statements included in this Annual Report, management believes the following accounting policies to be critical:

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

Goodwill – The carrying value of goodwill is not amortized, but is tested annually as of March 31 as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. As of April 30, 2016, management has concluded that no impairment of goodwill is required.

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

The Company purchases and sells primarily in U.S. dollars. The Company sells in foreign currency (primarily Euros) to a limited number of customers and as such incurs some foreign currency risk. At any given time, approximately 5% to 40% of the Company’s accounts receivable are denominated in currencies other than U.S. dollars. At present, the Company does not purchase forward contracts as hedging instruments, but could do so as circumstances warrant.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements	Page
Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms	31

Consolidated Balance Sheets as of April 30, 2016 and 2015	33

Consolidated Statements of Operations –
Years ended April 30, 2016 and 2015	34

Consolidated Statements of Stockholders' Equity -
Years ended April 30, 2016 and 2015	35

Consolidated Statements of Cash Flows -
Years ended April 30, 2016 and 2015	36

Notes to Consolidated Financial Statements -
Years ended April 30, 2016 and 2015	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Dataram Corporation

We have audited the accompanying consolidated balance sheet of Dataram Corporation and Subsidiaries (the “Company”) as of April 30, 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dataram Corporation and Subsidiaries, as of April 30, 2016, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has suffered recurring losses and needs an infusion of capital to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of Dataram Corporation as of and for the year ended April 30, 2015, were audited by other auditors, whose report, dated August 31, 2015 expressed an unmodified opinion on those financial statements, which contained an explanatory paragraph as to the Company’s ability to continue as a going concern. As discussed in Note 1 to the financial statements, the Company has adjusted its fiscal 2015 financial statements to retrospectively apply the reverse stock split to its common stock that occurred subsequent to the year ended April 30, 2016. The other auditors reported on the financial statements before the retrospective adjustments.

As part of our audit of the financial statements as and for the year ended April 30, 2016, we also audited the adjustments to the fiscal 2015 financial statements to retroactively apply the effects of the reverse stock split that occurred subsequent to the year ended April 30, 2016, as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the financial statements of Dataram Corporation for the year ended April 30, 2015, other than with respect to the adjustments and, accordingly, we do not express an opinion, or any other form of assurance, on such financial statements as a whole.

/s/ Marcum LLP

Marcum llp

New York, NY

July 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of Dataram Corporation

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting related to the reverse stock split described in Note 1, the accompanying consolidated balance sheet of Dataram Corporation and Subsidiaries (the “Company”) as of April 30, 2015, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, before the effects of the adjustments to retrospectively apply the change in accounting related to the reverse stock split described in Note 1, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dataram Corporation and Subsidiaries as of April 30, 2015, and the results of their operations and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the change in accounting related to the reverse stock split described in Note 1, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ Anton & Chia, LLP

Newport Beach, California

August 31, 2015

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	April 30, 2016	April 30, 2015
Assets
Current assets:
Cash	$56	$327
Accounts receivable, less allowance of $100 and $140, respectively	2,746	2,171
Inventories, net	1,336	2,089
Other current assets	123	69
Total current assets	4,261	4,656

Property and equipment, net	51	121

Other assets	30	49
Capitalized software development costs, net	326	366
Goodwill	1,083	1,083
Total assets	$5,751	$6,275

Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$1,776	$2,109
Accounts payable	737	880
Accrued liabilities	159	282
Convertible notes payable	—	600
Convertible notes payable related parties	80	108
Total current liabilities	2,752	3,979

Other liabilities	107	179
Total liabilities	2,859	4,158

Commitments and contingencies

Stockholders' equity:
Authorized 5,000,000 Preferred Shares
Preferred stock series A, par value $.01 per share. Designated 1,300,000 shares; Issued and outstanding shares nil at April 30, 2016 and 626,600 at April 30, 2015	—	1,857
Preferred stock series B, par value $12.20 per share. Designated 400,000 shares; Issued and outstanding shares 331,559 at April 30, 2016 and nil at April 30, 2015, (Liquidation value $4,045)	4,045	—
Common stock, par value $.001 per share Authorized 54,000,000 common shares; par value $0.001, issued and outstanding 1,648,287 at April 30, 2016 and 925,337 at April 30, 2015	2	1
Additional paid-in capital	24,556	24,638
Shares to be issued	—	111
Accumulated deficit	(25,711)	(24,490)
Total stockholders' equity	2,892	2,117
Total liabilities and stockholder’s equity	$5,751	$6,275

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended April 30, 2016 and 2015

(In thousands, except share and per share amounts)

	2016	2015

Revenues	$25,182	$28,258
Costs and expenses:
Cost of sales	20,464	24,068
Engineering	191	768
Selling, general and administrative	5,767	6,171
	26,422	31,007
Loss from operations	(1,240)	(2,749)

Other income (expense):
Interest expense	(199)	(1,001)
Foreign currency transactions gains (losses)	9	(76)
Gain on debt extinguishment	22	—
Total other expenses, net	(168)	(1,077)

Loss before income taxes	(1,408)	(3,826)

Gain on sale of State NOL	190	—
Income tax expense	(3)	(3)
Total tax benefit (expense)	187	(3)

Net loss	$(1,221)	$(3,829)

Dividend – Series A preferred stock	122	1,759
Net loss allocated to common shareholders	$(1,343)	$(5,588)

Net loss per common share:
Basic and diluted	$(1.07)	$(6.60)
Weighted average common shares outstanding
Basic and diluted	1,255,414	846,170

See accompanying notes to consolidated financial statements

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended April 30, 2016 and 2015

(In thousands, except share amounts)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Shares to be issued	Accumulated deficit	Total Stockholders’ equity
Balance at May 1, 2014	—	—	—	—	803,504	$1	$22,645	—	$(20,661)	$1,985

Net loss	—	—	—	—	—	—	—	—	(3,829)	(3,829)

Stock-based compensation	—	—	—	—	—	—	14	—	—	14

Fair value detachable warrants	—	—	—	—	—	—	562	—	—	562

Beneficial conversion feature of convertible notes payable	—	—	—	—	—	—	188	—		188

Issuance of common shares in connection with sales of preferred series A stock	—	—	—	—	60,833	—	—	—	—	—

Issuance of common shares for cash	—	—	—	—	61,000	—	366	—	—	366

Issuance of Series A Preferred stock and warrants for cash	626,600	1,857	—	—	—	—	974	—	—	2,831

Non-cash preferred stock divided	—	—	—	—	—	—	(111)	111	—	—

Balance at April 30, 2015	626,600	1,857	—	—	925,337	1	24,638	111	(24,490)	2,117

Net loss	—	—	—	—	—	—	—	—	(1,221)	(1,221)

Stock-based compensation	—	—	—	—	79,556	—	620	—	—	620

Issuance of common shares for cash	—	—	—	—	166,667	—	500	—	—	500

Common shares surrendered	—	—	—	—	(2,422)	—	—	—	—	—

Common shares issued for service	—	—	—	—	112,000	—	126	—	—	126

Issuance of Series A Preferred Stock and warrants for cash	20,000	80	—	—	—	—	20	—	—	100

Preferred Series A Preferred Stock converted to common shares	(123,300)	(365)	—	—	205,500	1	364	—	—	—

Non-cash preferred series A stock dividend	—	—	—		—	—	(122)	122	—	—

Common shares issued for preferred series A stock dividend	—	—	—	—	46,413	—	233	(233)	—	—

Exchange series A preferred stock for series B preferred stock	(523,300)	(1,572)	214,465	2,616	—	—	(1,044)	—	—	—

Exchange common and preferred series A warrants for series B preferred stock	—	—	66,136	807	—	—	(807)	—	—	—

Issuance of series B preferred for extinguishment of convertible debt	—	—	55,083	672	—	—	(22)	—	—	650

Conversion of series B preferred stock to restricted common shares	—	—	(4,125)	(50)	27,500	—	50	—	—	—

Restricted common shares issued in exchange of stock options	—	—	—	—	87,736	—	—	—	—	—
Balance at April 30, 2016	—	$—	331,559	$4,045	1,648,287	$2	$24,556	$—	$(25,711)	$2,892

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended April 30, 2016 and 2015

(In thousands)

	2016	2015
Cash flows from operating activities:
Net loss	$(1,221)	$(3,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	127
Bad debt expense	166	50
Stock-based compensation expense	746	14
Amortization of deferred gain in sale leaseback	(72)	(71)
Gain on debt extinguishment	(22)
Amortization of debt discount	—	750
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(741)	1,442
Decrease in inventories	753	202
Increase in other current assets	(54)	(62)
Decrease in other assets	19	1
Decrease in accounts payable	(71)	(558)
Decrease in accrued liabilities	(123)	(647)
Net cash used in operating activities	(489)	(2,581)

Cash flows from investing activities:
Additions to property and equipment	(21)	(29)
Software development costs	—	(365)
Net cash used in investing activities	(21)	(394)

Cash flows from financing activities:
Net repayments under revolving credit line	(333)	(861)
Proceeds from issuance of notes and warrants	—	750
Repayment of convertible notes	(28)	(42)
Proceeds from sales of preferred shares	100	2,832
Proceeds from sale of common stock	500	365
Net cash provided by financing activities	239	3,044

Net (decrease) increase in cash and cash equivalents	(271)	69
Cash at beginning of the year	327	258
Cash at end of the year	$56	$327

Supplemental disclosures of cash flow information:
Cash paid in the period for :
Interest	$199	$251
Taxes	$3	$3

Supplemental disclosures of cash flow information:
Debt discount on convertible notes payable	$—	$750
Non-cash preferred stock dividends	$122	$1,759
Issuance of common stock for accrued dividend on Series A preferred stock	$233	$—
Issuance of preferred B preferred stock for extinguishment of convertible	$600	$—
Exchange common warrant for series B preferred stock	$807	$—
Exchange of series A preferred stock for series B preferred stock	$1,572	$—
Exchange of B preferred stock for accrued interest	$72	$—
Conversion of series B preferred stock into common stock	$50	$—
Conversion of series A preferred stock into common stock	$365	$—

 See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Business

Since 1967, Dataram Corporation (“Dataram” or the “Company”) has been an independent manufacturer and reseller of memory products and provider of performance solutions. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, HP, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers.  Dataram manufactures its memory in-house to meet three key criteria - quality, compatibility, and selection - and tests its memory for performance and original equipment manufacturer (OEM) compatibility as part of the production process.  With memory designed for over 50,000 systems and with products that range from energy-efficient DDR4 modules to legacy SDR offerings.  The Company is a CMTL Premier Participant and ISO 9001 (2008 Certified). Its products are fully compliant with JEDEC Specifications.

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

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.001 per share on a one (1) for three (3) basis, effective on July 8, 2016 (the “Reverse Stock Split”). The accompanying consolidated financial statements and notes thereto give retrospective effect of the Reverse Stock Split for all periods presented.

Note 2. Liquidity, Going Concern and Management Plans

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2016 and 2015, the Company incurred losses in the amounts of approximately $1,221,000 and $3,829,000, respectively.

The Company raised approximately $600,000 from financing activities in the fiscal year 2016. (See note 3) The Company also exchanged notes payable and accrued interest payable of approximately $672,000 for equity in fiscal 2016. (See note 4) While the Company has made significant operational changes in the last year which has reduced its cash burn, there still remains substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If current and projected revenue growth does not meet estimates, the Company may need to raise additional capital through debt and/or equity transactions and reduce certain overhead costs. The Company cannot provide assurance that financing will close or be available to it on favorable terms.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

The Company did not have cash equivalents at the year ended April 30, 2016 or 2015.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in financial institutions. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers’ financial condition, as well as general economic conditions and, generally, requires no collateral from its customers. At April 30, 2016 and 2015, amounts due from one customer totaled approximately 15% and 16%, respectively, of accounts receivable.

In fiscal years ended April 30, 2016 the Company had sales to two customers that were over 10% of revenues. One customer totaled approximately 20% of revenues and another customer totaled approximately 15% of revenues. In fiscal year ended April 30, 2015, the Company had sales to two customers that were 10% of revenues or greater. One customer totaled approximately 20% of revenues and another customer totaled approximately 10% of revenues.

Accounts Receivable

 Accounts receivable are stated at cost less allowances for doubtful accounts which reflects the Company’s estimate of balances that will not be collected and sales returns. The allowances are based on the history of past write-offs, and returns, the aging of balances, collections experience and current credit conditions. Additions include provisions for doubtful accounts and deductions include customer write-offs.

Accounts receivable consist of the following:

	April 30, 2016	April 30, 2015
Trade receivables	$2,656,000	$2,151,000
VAT receivable	190,000	160,000
Allowance for doubtful accounts and sales returns	(100,000)	(140,000)
	$2,746,000	$2,171,000

Inventories

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined on the first-in, first-out basis. The Company provides inventory allowances to write down inventory to its estimated net realizable value when conditions indicate that the selling price could be less than cost due to physical deterioration, obsolescence, changes in price levels, or other causes, which it includes as a component of cost of revenues. Additionally, the Company provides allowances for excess and slow-moving inventory on hand that are not expected to be sold to reduce the carrying amount of slow-moving inventory to its estimated net realizable value. The allowances for slow-moving inventory are based upon estimates about future demand from our customers and market conditions.

Inventories consist of the following:

	April 30, 2016	April 30, 2015
Raw materials	$955,000	$1,125,000
Work in progress	5,000	2,000
Finished goods	566,000	1,176,000
Allowance for excess and slow moving	(190,000)	(214,000)
	$1,336,000	$2,089,000

Property and Equipment

Equipment consisting of office furniture, computer, machinery and equipment is recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation for office furniture, computer, machinery and equipment is computed under the straight-line method over the estimated useful lives which range from two to five years. Leasehold improvements are depreciated under the straight line method over their estimated useful lives or the remaining lease period, whichever is shorter. When property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed from the accounts. Depreciation and amortization expense related to property and equipment for the fiscal years ended April 30, 2016 and 2015 totaled $92,000 and $127,000, respectively. Repair and maintenance costs are charged to operations as incurred.

As of April 30, 2016 and 2015 fixed assets and accumulated amortization balances:

	2016	2015
Equipment	$502,000	$480,000
Leasehold improvement	608,000	608,000
	1,110,000	1,088,000
Less: Accumulated depreciation and amortization	(1,059,000)	(967,000)

Net property and equipment	$51,000	$121,000

Long-Lived Assets:

Long-lived assets, such as property and equipment and capitalized software are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less cost to sell, and no longer depreciated. The Company considers various valuation factors, principally undiscounted cash flows, to assess the fair values of long-lived assets.

Intangible Assets Capitalized Software

Software costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established and amortized on a straight-line basis over seven years, beginning when the products are offered for sale or the enhancements are integrated into the products. Management is required to use its judgment in determining whether capitalized software costs meet the criteria for immediate expense or capitalization, in accordance with U.S. GAAP. The unamortized capitalized costs of a computer software product are compared to the net realizable value of that product and any excess is written off. The Company began to amortize the capitalized software in the second quarter of the fiscal year ended April 30, 2016. In the fiscal year ended April 30, 2016 the company recorded approximately $39,000 of amortization. The company will amortize the capitalized software on a straight line basis over the next nineteen quarters.

The Company’s proprietary software solutions operate in a fast changing industry that may generate unknown methods of detecting and monitoring disturbances that could render our technology inferior, resulting in the Company’s results of operations being materially adversely affected. The Company does, however, closely monitor trends and changes in technologies and customer demand that could adversely impact its competitiveness and overall success. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to competitive pressures. As a result, the carrying amount of the capitalized software costs for the Company’s products may be reduced materially in the near term. Costs incurred for product enhancements are charged to expense.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. The Company completed a quantitative assessment and determined that there was no impairment of goodwill as of April 30, 2016.

Fair Value of Financial Instruments:

U.S. GAAP requires disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash, accounts receivable, accounts payable, and accrued expenses, and debt the fair value was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

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

Advertising

Advertising is expensed as incurred and amounted to $43,000 and $89,000 in the fiscal years ended April 30, 2016 and 2015, respectively.

Income Taxes

The Company accounts for income taxes by recording a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for financial reporting and tax purposes during the year. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards. A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is more likely than not that the related tax benefits will not be realized.

The Company follows the guidance of accounting for uncertainty in income taxes. This guidance did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. As of April 30, 2016, the Company currently was not and is not engaged in an income tax examination by any tax authority. The Company recognizes interest and penalties on unpaid taxes in its income tax expense. No interest or penalties were recognized during the Company’s fiscal years ended April 30, 2016 and 2015. The Company files income tax returns in the United States and in various states. The Company’s significant tax jurisdictions are the U.S. Federal, New Jersey, Pennsylvania and California. The tax years subsequent to 2011 remain open to examination by the taxing authorities.

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

Basic net loss per share is computed by dividing the net loss available to common stock holders by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the fiscal year ended April 30, 2016 and April 30, 2015 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of common shares issuable upon exercise or conversion of stock options, warrants, convertible notes and Series A and Series B preferred shares as their effect would be anti-dilutive.

Anti-dilutive securities consisted of the following at April 30:

	2016	2015
Convertible notes	—	80,000
Convertible notes – related parties	9,070	17,007
Series A preferred shares	—	522,167
Series B preferred shares	2,210,390	—
Warrants	207,625	1,102,758
Common shares reserved for series A preferred share dividends	—	17,517
Stock options	—	41,915
Total	2,427,085	1,781,364

Product Warranty

The majority of the Company’s products are intended for single use; therefore, the Company requires limited product warranty accruals. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated, such amounts in fiscal year ended April 30, 2016 and 2015 were not material.

	Balance	Charges to		Balance
	Beginning	Costs and		End
	of Year	Expenses	Deductions	of Year
Year Ended April 30, 2016	$10,000	$—	$—	$10,000

Year Ended April 30, 2015	$69,000	$11,000	$(70,000)	$10,000

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and sales returns, inventory reserve, stock based compensation, deferred income tax asset valuation allowance and other operating allowances and accruals.

Stock-Based Compensation – Stock options

The Company accounts for stock-based awards issued to employees, officers and directors pursuant to Accounting Standard Codification No. 718 - “Stock Based Compensation”. Such awards primarily consist of options to purchase shares of common stock. The fair value of stock-based awards is determined on the grant date using a valuation model. The fair value is recognized as compensation expense, net of estimated forfeitures, on a straight line basis over the service period which is normally the vesting period.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03(ASU 2015-03), Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company has early adopted this standard by classifying debt issuance cost as part of the debt and its impact on its consolidated financial statements and related disclosures was immaterial statements and related disclosures was immaterial.

In May 2015 In May of 2015, the FASB issued ASU 2015-07, Fair Value Measurement, to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments”. The update requires that the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined (not retrospectively as with prior guidance). Additionally, the acquirer must record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the time of acquisition. The acquiring entity is required to disclose, on the face of the financial statements or in the footnotes to the financial statements, the portion of the amount recorded in current period earnings, by financial statement line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier application is permitted for financial statements that have not been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In November 2015, the FASB has issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, not-for-profit organizations, and employee benefit plans, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is currently evaluating the effect that ASU 2016-09 will have on the Company’s consolidated financial position and results of operations.

In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration.  The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that ASU 2016-10 will have on the Company’s consolidated financial position and results of operations.

In May 2016, the FASB issued ASU No. 2016-12 (“ASU 2016-12”), “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 will affect all entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration.  The amendments in this update affect the guidance in ASU 2014-09 which is not yet effective, the amendments in this update affect narrow aspects of Topic 606 including among others: assessing collectability criterion, noncash consideration, and presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that ASU 2016-12 will have on the Company’s consolidated financial position and results of operations.

Note 4. Financing Agreements

 As of October 31, 2013, the Company entered into an agreement with David Sheerr, a related party, to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long term portion of $179,000 is reflected in other liabilities long term in the consolidated balance sheet as of April 30, 2015. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long term portion of $107,000 is reflected in other liabilities long term in the consolidated balance sheet as of April 30, 2016.

The Company has entered into a financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the "Amendment") to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at April 30, 2016 and April 30, 2015 totaled approximately $1,776,000 and $2,109,000 respectively there is no additional availability as of April 30, 2016.

The weighted average interest rate on amounts borrowed under these agreements at April 30, 2016 and 2015 was 8.5% and 8.5%, respectively. The average dollar amounts borrowed under these agreements for the fiscal years ended April 30, 2016 and 2015 were approximately $2,348,000 and $3,091,000, respectively.

Note 5. Securities Purchase Agreement

Bridge Notes and Bridge Warrants

On July 15, 2014, the Company entered into the purchase agreement governing the issuance of $750,000 aggregate principal amount of Bridge Notes and Bridge Warrants.  The Bridge Notes and Bridge Warrants were issued on July 15, 2014.  The Company issued $600,000 aggregate principal amount of the Bridge Notes to certain institutional investors and $150,000 aggregate principal amount of the Bridge Notes to certain members of management. The initial conversion price for institutional investors was $7.50 per share (which was subsequently reduced; see below), and the initial conversion price for management was equal to the closing price of the Company’s common stock on the closing date of the Purchase Agreement, $8.82. The Bridge Notes were secured obligations of the Company and bear interest at a rate of 8% per year.  The Bridge Warrants are exercisable for five years after the closing date of the Purchase Agreement, or July 15, 2019.  For each $1,000 of principal amount of Bridge Notes, the holder received 400 Bridge Warrants to purchase an aggregate of 300,000 shares of common stock. Each holder is entitled to exercise one-third of all Bridge Warrants received at an exercise price of $9.00, one-third of all Bridge Warrants received at an exercise price of $10.50, and one-third of all Bridge Warrants received at an exercise price that is equal to the closing price on the closing date of the Purchase Agreement, $8.82.

As noted below, (Note 6) on January 15, 2016 the Company entered into an agreement with the institutional bridge note holders and certain members of management who held warrants issued with the above Convertible Notes Payable whereby the warrants would be exchanged for shares of Series B Preferred Stock. 255,000 of the outstanding warrants were exchanged for 19,125 shares of Series B Preferred Stock. The exchange was accounted for as an equity-for-equity exchange, with no gain or loss recorded. The issuance date value of the exchanged warrants of $233,300 was reallocated to Series B Preferred Stock and Additional Paid in Capital.

On November 17, 2014 the Company closed the sale of 600,000 shares of its Series A Stock, which resulted in the reduction of the conversion price of the Bridge Notes held by the institutional investors to $6.00 from $7.50, to equal the conversion price of the Series A Preferred Stock

On January 15, 2016 the Company entered into an agreement with the institutional bridge note holders to exchange their entire balance (principal and accrued and unpaid interest) of Bridge Notes originally issued on July 14, 2014 through the issuance of 55,083 shares of Series B Preferred Stock, having a value of $649,967. The carrying value of principal and accrued interest extinguished was $672,000 resulting in a gain on extinguishment of $22,033 (see note 6).

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

The value of the Bridge Warrants was derived and used as a basis to allocate the proceeds received between the Bridge Warrants and Bridge Notes. The proportionate value ascribed to the Bridge Warrants amounted to approximately $562,000 and was reflected as a discount on notes payable. Further the Company estimated a value of beneficial conversion feature of approximately $188,000 (limited to the amount of proceeds allocated to the notes payable) and reflected such as an additional discount on the bridge notes. The discount on notes payable has been fully amortized using straight line amortization. This resulted in a non-cash interest charge of approximately $750,000 in the fiscal year ended April 30, 2015.

Series A preferred shares

On November 12, 2014, the Company completed a private placement of 600,000 shares of its Series A Preferred Stock (“Series A Stock”) together with Warrants to purchase shares of its common stock (“Preferred Warrant”) at a price of $5.00 per share, in accordance with the Series A Preferred Stock Purchase Agreement dated October 20, 2014 (the “Purchase Agreement”). The net proceeds to the Company from the sale of the Series A Stock and Preferred Warrant, after deducting the estimated offering expenses incurred by the Company were approximately $2,700,000. At any time from November 17, 2014, the date of Closing, and prior to October 20, 2019 (the “Put/Call Exercise Period”), the investors may exercise a right to purchase and require the Company to sell up to an additional 700,000 shares of Series A Stock. If the investors have not exercised this right during the Put/Call Exercise Period, the Company may exercise a right to cause and require the investors to purchase up to an additional 700,000 shares of Series A Stock, for an aggregate purchase price of $3,500,000. Holders of the Series A Stock shall initially have the right to convert such shares of Series A Stock into the number of authorized but previously unissued shares of the Company’s common stock obtained by dividing the stated value of each share of Series A ($5.00) by $6.00. For each share of Series A Stock, the investors will receive 2.5 Preferred Warrants to purchase the Company’s common stock at an exercise price of $7.50 per share. The Preferred Warrants are exercisable immediately for a period of five years from the date of closing. The exercise price of the Preferred Warrants is subject to adjustments in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the Preferred Warrants may be limited if upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% of the Company’s Common Stock. The Holders of the Series A Stock will receive preferential cumulative dividends at the rate of 8% per annum (equivalent to a fixed annual payment of $0.40 per share). The dividends are payable in shares of common stock and shall be valued at the weighted average price of the Company’s common stock over the ten (10) consecutive trading days ended on the second trading day immediately before the payment date.

The Company also issued 60,833 common shares and 30,000 warrants for common shares in exchange for professional services and fees related to the sale of the Series A Stock. The fair value of the warrants is recorded as a simultaneous increase and decrease to additional paid in capital and is therefore not presented on the consolidated statement of stockholders’ equity. The fair value of the common shares is presented as a charge to Additional Paid in Capital “APIC”, with a corresponding increase to common stock related to the par value of the shares issued. The proceeds from the private placement were allocated between the Series A Stock, warrants and the put/call feature based upon their relative fair values. The fair value of the preferred stock was determined utilizing the ‘as converted’ method as the prominent feature driving the value of the instrument was deemed to be underlying value of the common stock to which the instrument was convertible into.

Fair value of the warrants was determined using the Black-Scholes Pricing Model. The model uses market-sourced inputs such as interest rates, dividend yields, market prices and volatilities. The risk-free interest rate used of 1.64% is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the Warrants. Expected dividend yield assumes the current dividend rate of zero. Expected volatility of approximately 93% was calculated using the daily closing price over a five year period of the Company’s Common Stock, the warrants have a strike price of $7.50.

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

Fair value of the warrants was determined using the Black-Scholes Pricing Model. The model uses market-sourced inputs such as interest rates, dividend yields, market prices and volatilities. The risk-free interest rate used of 1.19% is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the Warrants. Expected dividend yield assumes the current dividend rate of zero. Expected volatility of approximately 90.5% was calculated using the daily closing price over a five year period of the Company’s Common Stock. The warrants have a strike price of $7.50 and are exercisable for a period of 5 years.

In accordance with the Series A Purchase Stock Purchase Agreement, on October 30, 2015, investors in the Series A Preferred Stock exercised a right to purchase 20,000 shares of Series A Preferred Stock and warrants; gross proceeds of the transaction was $100,000.

In fiscal year ended April 30, 2016, holders of Series A Preferred Stock converted 123,300 Series A Preferred shares into 205,500 of Common Stock. The converted value for each Series A Preferred Share is approximately $2.96 which resulted in approximately $365,000 reduction to the Series A Preferred Stock and a $365,000 offsetting increase to Additional Paid in Capital in the April 30, 2016 consolidated balance sheet.

Dividends recorded in the year ended April 30, 2016 and April 30, 2015 were approximately $122,000 and $111,000 respectively. The Board of Directors authorized accumulated dividends from the date of Series A Preferred Stock issuance to be paid in the form of Common Stock. This resulted in the issuance of 46,413 Common Shares and a reduction of accumulated dividends of approximately $233,000 and offsetting increase of approximately $233,000 in Additional Paid in Capital in the accompanying condensed balance sheet. The preferential cumulative dividends accrued at the rate of 8% per annum. The dividends payable were paid in shares of common stock and were valued at the volume weighted average price of the Company’s common stock over the ten (10) consecutive trading days ended on the second trading day immediately before the dividend payment date.

Series B preferred shares

During the fiscal year ended April 30, 2016, the holders of Series B Preferred Stock converted 4,125 Series B Preferred shares into 27,500 shares of Common Stock. The converted value for each Series B Preferred Share is approximately $12.20 or $50,325 and resulted in an offsetting increase to Additional Paid in Capital in the April 30, 2016 consolidated balance sheet.

Common Stock

On February 2, 2015, the Company issued and sold an aggregate of 61,000 restricted shares of its common stock at a price of $6.00 per share and five-year warrants to purchase an additional 105,333 shares with an exercise price of $7.50 per share, of which 16,667 shares were purchased by David A Moylan the Company’s CEO. The net proceeds to the Company from the sale of the restricted common stock and warrants (exclusive of any exercise thereof) were approximately $365,000.

Fair value of the warrants was determined using the Black-Scholes Pricing Model. The model uses market-sourced inputs such as interest rates, dividend yields, market prices and volatilities. The risk-free interest rate used of 1.19% is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the Warrants. Expected dividend yield assumes the current dividend rate of zero. Expected volatility of approximately 90.5% was calculated using the daily closing price over a five year period of the Company’s Common Stock. The warrants have a strike price of $7.50 and are exercisable for a period of 5 years. The warrants have been recognized through a simultaneous increase and decrease to APIC for approximately $215,000 and therefore not presented on the consolidated statement of stockholders’ equity.

On July 31, 2015, the Company entered into separate securities purchase agreements with five (5) accredited investors for the issuance and sale of an aggregate of 166,667 shares of its common stock at a per share price of $3.00 or an aggregate purchase price of approximately $500,000.

Note 6. Equity Exchange transactions

On January 15, 2016, Dataram Corporation entered into separate exchange agreements with holders of:

(i)	the Company’s outstanding shares of Series A Preferred Stock and Series A Warrants to purchase shares of the Company’s Common Stock issued in connection with the Series A Preferred Stock originally issued on November 17, 2014, February 2, 2015 and October 30, 2015, and
(ii)	the Company’s outstanding institutionally held subordinated secured convertible Bridge Notes and Bridge Warrants held by institutions and employee investors to purchase shares of Common Stock issued in connection with the sale of the Bridge Notes on July 15, 2014 pursuant to Subordinated Secured Convertible Bridge Note and Warrant Purchase Agreements (the “Bridge Purchase Agreements”), and
(iii)	warrants to purchase Common Stock issued pursuant to the Company’s prospectus supplement dated September 18, 2013 (the “Registered Warrants” and together with the Series A Preferred Stock, the Series A Warrants, Bridge Notes and the Bridge Warrants, the “Exchange Securities”).

Pursuant to the Exchange Agreements, the Holders exchanged the Exchange Securities for an aggregate of 335,684 shares of the Company’s newly designated Series B Convertible Preferred Stock (the “Preferred Stock”).

As noted in (i) above the Company entered into an agreement with investors who held Preferred Series A Preferred Stock and warrants issued with the series A preferred stock. The 523,300 outstanding Series A shares were exchanged for 214,465 Series B Preferred Stock. The exchange was accounted for as an equity-for-equity exchange, with no gain or loss recorded. The issuance date value of the exchanged Preferred Series A Stock of approximately, $1,572,000 was reallocated to Series B Preferred Stock and Additional Paid in Capital. Additionally, the 1,616,500 outstanding Preferred Series A warrants were exchanged for 40,413 shares of Series B Preferred Stock. The exchange was accounted for as an equity-for-equity exchange, with no gain or loss recorded. The issuance date value of the exchanged warrants of $493,060 was reallocated to Series B Preferred Stock and Additional Paid in Capital.

As noted in (ii) above the Company entered into an agreement with the institutional bridge note holders and certain members of management who held warrants issued with the above Convertible Notes Payable whereby the warrants would be exchanged for shares of Series B Preferred Stock. 255,000 of the outstanding warrants were exchanged for 19,125 shares of Series B Preferred Stock. The exchange was accounted for as an equity-for-equity exchange, with no gain or loss recorded. The issuance date value of the exchanged warrants of $233,300 was reallocated to Series B Preferred Stock and Additional Paid in Capital.

As noted in (iii) above the Company entered into an agreement with investors who held warrants issued with the above Common Stock issue dated September 18, 2013. The 87,967 outstanding warrants were exchanged for 6,598 shares of Series B Preferred Stock. The exchange was accounted for as an equity-for-equity exchange, with no gain or loss recorded. The issuance date value of the exchanged warrants of $80,500 was reallocated to Series B Preferred Stock and Additional Paid in Capital.

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

Subject to certain limitations as set forth below, each holder may convert the shares of Series B Preferred Stock into such number of shares of common stock based on a conversion ratio, the numerator of which shall be the Base Amount (defined hereafter) and denominator of which shall be the Conversion Price (defined hereafter). “Base Amount” is defined, as of the applicable date of determination, the sum of (1) the aggregate stated value of the Series B Preferred Stock to be converted, plus (2) the accrued and unpaid dividends on Series B Preferred Stock. The “Conversion Price” of the Series B Preferred Stock is initially $1.83.

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

On April 30, 2016 the Company has 1,648,287 shares of common stock issued and outstanding and 331,559 shares of Series B Preferred Stock outstanding convertible into an aggregate of 2,210,390 shares of Common Stock, without giving effect to any Beneficial Ownership Limitation or Exchange Blocker.

Note 7. Related Party Transactions

During the fiscal years ended April 30, 2016 and 2015, the Company purchased inventories for resale totaling approximately $381,000 and $1,348,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as an advisor. Approximately $11,000 and $15,000 of accounts payable in the Company’s consolidated balance sheets as of April 30, 2016 and April 30, 2015, respectively, is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made approximately $19,000 in purchases from Sheerr Memory subsequent to April 30, 2016 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

During the fiscal years ended April 30, 2016 and 2015, the Company purchased inventories for resale totaling approximately $1,181,000 and $1,150,000, respectively, from Keystone Memory Group (“Keystone Memory”). Keystone Memory’s owner is a relative of Mr. Sheerr. Approximately $190,000 of accounts payable in the Company’s consolidated balance sheets as of April 30, 2016 is payable to Keystone Memory. At April 30, 2015 approximately $32,000 of accounts payable was due Keystone Memory. Keystone Memory offers the Company trade terms of immediately due and all invoices are settled in the normal course of business. No interest is paid. The Company has made approximately $290,000 in purchases from Keystone Memory subsequent to April 30, 2016 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

On October 31, 2013, the Company entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013 for $500,000. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $103,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining deferred gain of approximately $358,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $179,000 is reflected in other liabilities – long-term in the condensed consolidated balance sheet as of April 30, 2015. As of April 30, 2016, the current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $107,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2016.

Note 8. Income Taxes

Income tax expense for the years ended April 30 consists of the following:

	2016	2015
Current:
Federal	$—	$—
State	(187,000)	3,000
	(187,000)	3,000
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax expense	$(187,000)	$3,000

The Company’s income tax expense for the fiscal year ended April 30, 2016 include a gain recorded on the sale of state net operating losses of approximately $190,000 and tax expense of approximately $3,000 that consists of state minimum tax payments. For the fiscal year ended April 30, 2015 tax expense of approximately $3,000 that consists of state minimum tax payments.

Income tax expense differs from “expected” tax expense (computed by applying the applicable U.S. statutory Federal income tax rate to earnings before income taxes) as follows:

	2016	2015
Federal income tax at statutory rates	$(479,000)	$(1,301,000)
State income taxes (net of federal income tax benefit)	81,000	(28,000)
Impact of change in state rate	(69,000)
Other	(46,000)	257,000

Total income tax expense (benefit) before provision for valuation allowance	(513,000)	(1,072,000)
Changes in valuation allowance	326,000	1,075,000
Total income tax expense	$(187,000)	$3,000

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2016	2015
Deferred tax assets:
Compensated absences and severance, principally due to accruals for financial reporting purposes	$3,000	$3,000
Stock-based compensation expense	1,438,000	1,151,000
Accounts receivable, principally due to allowance for doubtful accounts and sales returns	36,000	49,000
Property and equipment, principally due to differences in depreciation	208,000	216,000
Intangible assets	3,000	53,000
Inventories	104,000	54,000
Net operating losses	10,691,000	10,609,000
Alternative minimum tax	438,000	438,000
Capitalized R & D cost	116,000	128,000
Other	13,000	23,000
Net deferred tax assets	13,050,000	12,724,000

Valuation allowance	(13,050,000)	(12,724,000)

Net deferred tax assets	$—	$—

The valuation allowance increased by $326,000 and $1,075,000 for the fiscal years ended April 30, 2016 and 2015, respectively. Management believes sufficient uncertainty exists regarding the realization of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. The amount of deferred tax assets considered realizable could materially change in the future if estimates of future taxable income change.

The Company has Federal and state net operating loss carry-forwards of approximately $30,400,000 and $7,900,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2036 for Federal tax purposes and 2016 and 2036 for state tax purposes.

Note 9. Stock-based compensation

Option Plans

The Company had a 2001 incentive and non-statutory stock option plan for the purpose of permitting certain key employees to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. In general, the plan allows granting of up to 100,000 shares of the Company’s Common Stock at an option price to be no less than the fair market value of the Company’s Common Stock on the date such options are granted. Currently, options granted under the plan vest ratably on the annual anniversary date of the grants. Vesting periods for options currently granted under the plan ranged from one to five years. No further options may be granted under this plan. The Company also has a 2011 incentive and non-statutory stock option plan for the purpose of permitting certain key employees and consultants to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. No executive officer or director of the Company is eligible to receive options under the 2011 plan. In general, the plan allows granting of up to 11,111 shares of the Company’s Common Stock at an option price to be no less than the fair market value of the Company’s Common Stock on the date such options are granted. Options granted under the plan vest ratably on the annual anniversary date of the grants. All shares have been granted under this plan.

The Company has a 2014 Equity Incentive Plan (the “Plan”), and reserves under the plan for issuance 83,333 shares of common stock. There are approximately 14,333 shares available for future grant.

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

The Plan provides for the granting of qualified and non-qualified stock options Incentive stock options may be granted only to participants who meet the definition of “employees” under Section 3401(c) of the Code and bonus shares.

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

Stock Appreciation Rights

Stock Appreciation Rights- A Stock Appreciation Right (“SAR”) provides the recipient with the right to receive from us an amount, determined by the Board and expressed as a percentage (not exceeding 100%), of the difference between the base price established for the appreciation rights and the market value of the common stock on the date the rights are exercised. Appreciation rights can be tandem (i.e., granted with option rights to provide an alternative to the exercise of the option rights) or free-standing. Tandem appreciation rights may only be exercised at a time when the related option right is exercisable and the spread is positive, and requires that the related option right be surrendered for cancellation. Free-standing appreciation rights must have a base price per right that is not less than the fair market value of the common stock on the grant date, must specify the period of continuous employment that is necessary before such appreciation rights become exercisable and may not be exercisable more than 10 years from the grant date.

Bonus Shares

Bonus Shares- Bonus Shares are an award to an eligible person of shares for services to be rendered or for past services already rendered to the Company. The Board will determine the number of shares to be awarded to the eligible individual, in accordance with any restrictions thereon. These restrictions may be based upon completion of a specified number of years of service with the Company or upon satisfaction of performance goals based on performance factors. Payment for the Bonus Shares may be made in the form of cash, whole shares, or a combination thereof, based on the fair market value of the shares on the date of payment, as determined in the sole discretion of the Board.

The status of these plans for the years ended April 30, 2016 and April 30, 2015 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (1)
Balance April 30, 2014	81,859	$36.81	4.46	$6,250

Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(39,944)	$48.72	—	—

Balance May 1, 2015	41,915	$25.44	3.59	$—

Granted	79,556	$4.89	—	—
Expired	(12,444)	$38.13	—	—
Exchanged / cancelled	(109,027)	$9.03	—	—
Balance April 30, 2016	—	—	—	$—

(1)	This amount represents the difference between the exercise price and $1.86, the closing price of Dataram common stock on April 30, 2016 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable

In fiscal year ended April 30, 2016, the Company granted stock options to purchase 79,556 shares of common stock to certain employees, officers and board of directors of the Company. The Company’s consolidated statements of operations for fiscal 2016, includes approximately $746,000 of stock-based compensation expense. In the fiscal year ended April 30, 2015, the Company did not grant any stock options. For fiscal year ended April 30, 2015 the Company recorded approximately $14,000 of stock-based compensation expense.

On January 19, 2016, the Company entered into exchange agreements (the “Option Exchange Agreements”) (Note 6) with certain of its employees pursuant to which such employees agreed to return options to purchase an aggregate of up to 109,027 shares of common stock in consideration for restricted stock grants (the “Restricted Stock Grants”) in the aggregate amount of 87,736 shares of Common Stock pursuant to the Company’s 2011 Equity Incentive Plan and 2014 Equity Incentive Plan, as amended. The Restricted Stock Grants are vested in full upon issuance. The Company recorded an additional one time stock based compensation expense of approximately $122,000 as a result of the stock option exchange agreements. As of April 30, 2016, there was no unearned compensation costs related to stock options remaining.

The fair value of each stock option granted during fiscal year ended April 30, 2016 was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Fiscal Year Ended April 30, 2016
Expected term (years)	2.5-3.0
Expected volatility	79%-80%
Dividend yield	0
Risk-free interest rate	.90% -1.01%
Weighted average per share grant date fair value	$2.34 - $3.09

The expected life represents the period that the Company’s stock-based awards are expected to be outstanding and was calculated using the simplified method pursuant to ASC 825. Expected volatility is based on the historical volatility of the Company’s Common Stock using the daily closing price of the Company’s Common Stock, pursuant to Staff Accounting Bulletin No. 107. Expected dividend yield assumes the current dividend rate remains unchanged. Expected forfeiture rate is based on the Company’s historical experience. The risk-free interest rate is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected life of the option grants.

The Company calculated stock-based compensation expense using a 5% forefiture rate.

Warrants

On January 15, 2016, the Company entered into separate exchange agreements with various warrant holders, refer to (“Note 6”) Equity Exchange transactions.

At April 30, 2016, the Company had 207,625 warrants outstanding with exercise prices between $7.50 and $40.68. At April 30, 2015, the Company had 1,102,758 warrants outstanding with exercise prices between $6.00 and $40.68. A summary of warrant activity for the Fiscal year ended April 30, 2016 and 2015 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life years	Aggregate intrinsic value (1)
Balance May 1, 2014	161,925	$24.27	3.34	—

Issued	940,833	$7.88		—
Exchanged	—	—
Expired	—	—
Balance April 30, 2015	1,102,758	$10.56	4.12	—

Issued	16,667	$7.50		—
Exchanged	(881,800)	$8.10
Expired	(30,000)	$7.50
Balance April 30, 2016	207,625	$19.74	1.24	—

(1)	This amount represents the difference between the conversion price and $1.86, the closing price of Dataram common stock on April 30, 2016 as reported on the NASDAQ Stock Market, for all in-the-money warrants outstanding.

Note 10. Accrued Liabilities

Accrued liabilities consist of the following at April 30:

	2016	2015
Payroll, including vacation	$17,000	$27,000
Commissions	25,000	10,000
Deferred gain on equipment sale	72,000	72,000
Accounting and audit	25,000	53,000
Other	20,000	120,000
	$159,000	$282,000

Note 11. Commitments and contingencies

Leases

The Company occupies various facilities and operates equipment under operating lease arrangements. Rent charged to operations pursuant to such operating leases amounted to approximately $316,000 in 2016 and $432,000 in 2015.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2016 are as follows:

	Non-Related	Related
	Party	Party	Total
Year ending April 30:
2017	162,000	90,000	252,000
2018	84,000	90,000	174,000
2019	85,000	45,000	130,000
2020	86,000	—	86,000
Thereafter
Total	$417,000	$225,000	$642,000

Purchases

At April 30, 2016, the Company had open purchase orders outstanding totaling $270,000 for inventory items to be delivered in the first three months of the fiscal year ending April 30, 2017. These purchase orders are cancelable.

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

Note 12. Employee Benefit Plan

The Company has a defined contribution plan (the “Plan”) which is available to all qualified employees. Employees may elect to contribute a portion of their compensation to the Plan, subject to certain limitations. The Company contributes a percentage of the employee’s contribution, subject to a maximum of 4.5 percent. The Company’s matching contributions aggregated approximately $99,000 and $151,000 in 2016 and 2015 respectively.

Note 13. Geographic Location Information

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with servers and workstations which are manufactured by various companies. Revenues, total assets and long lived assets for 2016 and 2015 by geographic region is as follows:

	United
	States	Europe	Other*	Consolidated
April 30, 2016
Revenues	$19,713,000	$4,405,000	$1,064,000	$25,182,000
Total assets	$5,743,000	$8,000	$0	$5,751,000
Long lived assets	$1,490,000	$0	$0	$1,490,000

April 30, 2015
Revenues	$23,285,000	$3,785,000	$1,188,000	$28,258,000
Total assets	$6,269,000	$6,000	$0	$6,275,000
Long lived assets	$1,498,000	$0	$0	$1,498,000

*Principally Asia Pacific Region

Note 14. Subsequent Events

Entry into a Material Definitive Agreement

On June 13, 2016, Dataram Corporation, a Nevada corporation ("we" or the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") with its wholly owned subsidiary, Dataram Acquisition Sub, Inc., a Nevada corporation (“Acquisition Sub”), U.S. Gold Corp., a Nevada corporation ("U.S. Gold") an exploration state company that owns certain mining leases and other mineral rights comprising the Copper King gold and copper development project located in the Silver Crown Ming District of southeast Wyoming (the “Copper King Project”) and Copper King, LLC, a principal stockholder of U.S. Gold (“Copper King”). The closing of the Merger is subject to customary closing conditions, including, among other things:

•	the approval of the Company’s shareholders holding a majority of the Company’s outstanding voting capital to issue the Merger Consideration (as defined below) pursuant to the continued listing standards of The NASDAQ Stock Market LLC;
•	the approval of the Company’s shareholders holding a majority of the Company’s outstanding voting capital to increase the number of shares of authorized Common Stock;
•	the closing by U.S. Gold of a financing pursuant to which it receives at least $3 million in net proceeds from the sale of its securities (the “U.S. Gold Financing”);
•	the closing by U.S. Gold of the acquisition of certain mining claims related to a gold development project in Eureka County, Nevada (the “Keystone Project”);
•	the receipt by the Company of a fairness opinion with respect to the Merger and the Merger Consideration; and
•	the Company’s Board of Directors shall have declared, as a special dividend, a right entitling each stockholder as of a record date (which shall be no less than five business days prior to the closing of the Merger) to a proportionate ownership interest, record or beneficial, equal to their ownership interest in the Company, of certain pre-Merger Company assets or the proceeds therefrom, as, when and if the Company’s Board of Directors elects to divest such assets within 18 months from the closing of the Merger.

Pursuant to the terms and conditions of the Merger Agreement, at the closing of the Merger, the holders of U.S. Gold’s common stock, Series A Preferred Stock and Series B Preferred Stock will be converted into the right to receive shares of the Company’s Common Stock or, at the election of any U.S. Gold stockholder, shares of the Company’s newly designated 0% Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock), which are convertible into shares of Common Stock (collectively, the “Merger Consideration”). The Merger Consideration shall be allocated as follows and is presented below in terms of Common Stock:

•	Twenty Million (20,000,000) shares of Common Stock shall be issued to the holders of U.S. Gold’s Series A Preferred Stock;
•	One Million Eight Hundred Sixty Six Thousand Seven Hundred and Seventeen (1,866,717) shares of Common Stock shall be issued to the holders of U.S. Gold’s Series B Preferred Stock;
•	Up to Fifteen Million One Hundred and Fifty One Thousand Five Hundred and Fifteen (15,151,515) shares of Common Stock shall be issued to holders of U.S. Gold’s common stock issued in connection with the U.S. Gold Financing;
•	One Million Eight Hundred and Fifty Thousand (1,850,000) shares of Common Stock shall be issued to the holders of U.S. Gold’s common stock issued in connection with the closing of the acquisition of the Keystone Project; and
•	One Million Six Hundred and Fifty Thousand (1,650,000) shares of Common Stock shall be issued to certain incoming officers and consultants pursuant to a shareholder approved equity incentive plan of the Company.

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse split of the Company’s issued and outstanding common stock on a 1 for 3 basis, which was effective with the State of Nevada on July 8, 2016 and with The NASDQ Stock Market at the open of trading on July 11, 2016. All per share amounts are reflective of the reverse split.

On July 29, 2016, the Company, Acquisition Sub, U.S. Gold and Copper King, amended and restated the Merger Agreement (the “Amended and Restated Merger Agreement”) in order to:

•	Reflect the reverse split of the Company’s issued and outstanding common stock on a 1 for 3 basis, which was effective on July 11, 2016; and
•	Adjust certain aspects of the Merger Consideration and Management Consideration as follows, presented on a post reverse split and “as converted” basis:
•	Twenty Two Million Three Hundred and Thirty Three Thousand Three Hundred and Thirty Four (22,333,334) shares of common stock shall be issued to the holders of U.S. Gold’s Series A Preferred Stock;
•	One Million Eight Hundred Sixty Six Thousand Seven Hundred and Seventeen (1,866,717) shares of common stock shall be issued to the holders of U.S. Gold’s Series B Preferred Stock the receipt of which shall be conditioned on the receipt of a one year lockup agreement;
•	Up to Sixteen Million Six Hundred and Sixty Six Thousand Six Hundred and Sixty Seven (16,666,667) shares of common stock shall be issued to holders of U.S. Gold’s Series C Preferred Stock issued in connection with the U.S. Gold Financing;
•	Warrants to purchase such number of shares of common stock as shall equal the quotient of (i) 10% of the total dollar amount raised in the U.S. Gold Financing divided by (ii) three (3) shall be issued to the placement agent in the U.S. Gold Financing;
•	One Million Eight Hundred and Fifty Thousand (1,850,000) shares of common stock shall be issued to the holders of U.S. Gold’s common stock issued in connection with the closing of the Keystone Acquisition (as defined in the Amended and Restated Merger Agreement) the receipt of which shall be conditioned on the receipt of a two year lockup agreement; and
•	One Million five Hundred and Eighty Three Thousand Three Hundred and Thirty Three (1,583,333) shares of common stock shall be issued to certain incoming officers and consultants pursuant to a shareholder approved equity incentive plan of the Company

Restricted Common Share Bonus Awards to Employees, Executive Officers and Directors

Between May 1, 2016 and July 29, 2016 the Company awarded approximately 188,280 restricted shares of the Company’s Common Stock to employees, Executive Officers and Directors. The approximate value of these grants is $429,000.

Series B Preferred Stock converted to Common Shares

The holders of 232,623 Series B Preferred Stock have converted into approximately 1,550,820 restricted shares of Common Stock since the end of the reporting period to the close of business on July 27, 2016.

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a 1 for 3 basis, effective with the State of Nevada on July 8, 2016 in order to regain compliance with NASDAQ’s minimum bid price requirement. The reverse stock split was effective with The NASDAQ Capital Market on July 11, 2016.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible enhancements to controls and procedures.

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at April 30, 2016, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended April 30, 2016.

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

Information About Executive Officers and Compensation of Executive Officers

The following table sets forth information concerning each of the Company’s executive officers as of August 31, 2015:

Name	Age	Positions with the Company	Officer Since
David A. Moylan	48	President and Chief Executive Officer	2015
Anthony M. Lougee	54	Chief Financial Officer	2002

Executive Officer Biographies

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

Anthony M. Lougee is Chief Financial Officer of Dataram Corporation. He also serves as Corporate Secretary of the Company. Mr. Lougee is an accomplished senior financial executive with significant experience working in accounting, finance, compliance, and management roles. He has been with Dataram Corporation for over 20 years. Mr. Lougee was also a General Accounting Manager for Dialight Corporation and Accountant with Philips Electronics. Mr. Lougee is a graduate of Monmouth University, and holds a BS and MBA degrees.

Information about the Board of Directors and Committees

Corporate Governance

Our Board currently consists of four members who will serve until the next Annual Meeting of Shareholders and until a successor is named and qualified, or until his or her earlier resignation or removal. The following table shows the Company’s Board of Directors.

DIRECTOR

Name of Nominee	Age	Principal Occupation	Director Since
David A. Moylan	48	Chairman and Chief Executive Officer of the Company	2014
Trent D. Davis	48	President and COO of Whitestone Investment Network, Inc.	2015
Edward M. Karr	47	Founder and MD of Strategic Asset Management	2015
Michael E. Markulec	51	President and CEO at AXON Ghost Sentinel	2013

The Nominating and Corporate Governance Committee and the Board seek, and the Board is comprised of, individuals whose characteristics, skills, expertise, and experience complement those of other Board members. We have set out below biographical and professional information about each of the nominees, along with a brief discussion of the experience, qualifications, and skills that the Board considered important in concluding that the individual should serve as a current director and as a nominee for re-election as a member of our Board.

Director Biographies

Information regarding David Moylan is set forth above.

Trent D. Davis is President and COO of Whitestone Investment Network, Inc., which specializes in providing executive advisory services to small entrepreneurial companies, as well as restructuring, recapitalizing, and making strategic investments in small- to mid-size companies. From November 2013 until July 2014, Mr. Davis served as the President and a director of Paulson Capital Corp. (formerly Nasdaq: PLCC) until he successfully completed the reverse merger of Paulson with VBI Vaccines (NASDAQ: VBIV). He now serves as a member of its board of directors and its audit committee. Trent was also the Chief Executive Officer of Paulson Investment Company, a subsidiary of Paulson Capital Corp, from July 2005 until October 2014, where he supervised all operations and over 200 investment representatives overseeing $1.5 billion in client assets. Prior to that, commencing in 1996, he served as Senior Vice President of Syndicate and National Sales of Paulson Investment Company, Inc. Mr. Davis has extensive experience in capital markets and brokerage operations and is credited with overseeing the syndication of approximately $600 million for over 50 client companies in both public and private transactions. He served as a board member of the National Investment Banking Association from 2001-2005, and was its Chairman in 2003. Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from the University of Portland and has held the following FINRA Licenses: Series 7, 24, 63, 66, and 79. Mr. Davis is qualified to serve on the Board because of his deep knowledge of accounting, finance and operational issues; capital market, advisory and entrepreneurial experiences; and extensive experience in operational and executive management.

Edward M. Karr is the founder and Managing Director of Strategic Asset Management S.A.. He is also a Director of the Board for Pershing Gold, an emerging Nevada gold producer, and President and CEO of US Gold Corp. Mr. Karr has more than 20 years of capital markets experience as a financial analyst, money manager and investor. Prior to founding Strategic Asset Management in 2012, Mr. Karr managed a private Swiss asset management, investment banking and trading firm based in Geneva for ten years. At the firm, he was responsible for all of the capital market transactions, investment and marketing activities. In 2004, Futures Magazine named Mr. Karr as one of the world’s Top Traders. He is a frequent contributor to CNBC, Bloomberg and Reuters and has been quoted in numerous financial publications. Prior to moving to Europe, Mr. Karr worked for Prudential Securities in the United States and has been in the financial services industry for over twenty years. Before his entry into the financial services arena, Mr. Karr was affiliated with the United States Antarctic Program and spent thirteen consecutive months working in the Antarctic, receiving the Antarctic Service Medal for winter over contributions of courage, sacrifice and devotion. Mr. Karr studied at Embry-Riddle Aeronautical University, Lansdowne College in London, England and received a B.S. in Economics/Finance with Honours (magna cum laude) from Southern New Hampshire University. Mr. Karr has lived in Geneva since 1997. He is also a current board member and past President of the American International Club of Geneva and Chairman of Republican’s Overseas Switzerland. Mr. Karr is qualified to serve on the Board because of his global operating and executive management experience; deep knowledge of capital markets; experience in public company accounting, finance, and audit matters; as well as his experience in a range of board and committee functions as a member of various boards.

Michael E. Markulec is currently Partner at Harbor Technology Group, and previously has held various executive positions including President and CEO at AXON Ghost Sentinel and also at Lumeta Corporation for more than 13 years, including the past three 3 years as President and Chief Executive Officer, and the 10 years prior thereto as Chief Operating Officer. Lumeta Corporation, a manufacturer of the IPsonar product suite, is one of the most widely deployed real-time network discovery solutions for large enterprises and governments. Mr. Markulec received a Bachelor of Science-Mechanical Engineering from Norwich University and a Masters of Business Administration from Duke University-Fuqua School of Business, and served as an Engineer Officer of the United States Army prior to his business career. Mr. Markulec has received many accreditations and awards for his accomplishments at Lumeta Corporation and is a frequent speaker and presenter on a variety of networking and security topics. Mr. Markulec is qualified to serve on the Board because of his extensive business and management experience focusing on the engineering and technology fields; experience in business-to-business strategy; experience in enterprise risk management; and his particular experience in evaluating new opportunities and growth initiatives.

Independence of Directors

Our Board is currently comprised of four members, three of whom are independent directors. Mr. Moylan is not an independent director in light of his employment as CEO of the Company.

The Board, upon recommendation of the Nominating and Corporate Governance Committee, unanimously determined that each of our three non-employee directors is “independent,” as such term is defined in the Nasdaq Stock Market Rules (“Stock Market Rules”).

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

In determining that each individual who served as a member of the Board in FY 2016 (including our former directors, Jon Isaac and Richard Butler) is or was independent, the Board considered that, in the ordinary course of business, transactions may occur between the Company and entities with which some of our directors are affiliated. The Board unanimously determined that the relationships discussed below were not material. No unusual discounts or terms were extended.

As part of its review, the Board noted that Mr. Isaac was considered an “interested party” due to his “material investment” in the company. While Mr. Isaac was considered an Independent Director, he was not eligible to sit on the Audit committee given his status of “interested party”.

Compensation Committee Interlocks and Insider Participation

In FY2016, the Compensation Committee consisted of Mr. Davis, Mr. Karr, and Mr. Markulec. None of these directors has served as one of our officers or employees at any time.

In FY2016, Mr. Karr served as a Director of US Gold Corp, where he is also the President and Chief Executive Officer. In June 2016, Dataram has announced its intent to acquire US Gold Corp. Dataram has established a special committee comprised of Mr. Davis, Mr. Moylan and Mr. Markulec to govern Dataram’s acquisition of US Gold. Mr. Karr has recused himself from all conversations related to US Gold.

Board Leadership Structure

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

Director Attendance at Board, Committee, and Other Meetings

Directors are expected to attend Board meetings and meetings of the committees on which they serve, with the understanding that on occasion a director may be unable to attend a meeting. The Board does not have a policy on director attendance at the Company’s annual meeting.

The non-management directors (who also constitute all of the independent directors) meet in executive sessions in connection with regularly scheduled Board meetings and at such other times as the non-management directors deem appropriate. In 2016, these sessions were led by the lead director.

In 2016, the Board held eleven regular and special meetings, the non-management directors held four regular and special executive sessions, the Audit Committee held four regular and special meetings, the Compensation Committee held two regular and special meetings, and the Nominating and Corporate Governance Committee held two regular and special meetings. Each director attended 90% or more of the regular and special meetings of the Board and of the committees on which he or she served that were held during his or her term of office. Each of the non-management (and independent) directors attended 90% or more of the regular and special executive sessions that were held during his or her term of office.

Board Role in Risk Oversight

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

The Board of Directors has a process for shareholders to communicate with directors. Shareholders should write to the President at the Company’s mailing address and specifically request that a copy of the letter be distributed to a particular Board member or to all Board members. Where no such specific request is made, the letter will be distributed to Board members if material, in the judgment of the President, to matters on the Board’s agenda.

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

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under Securities and Exchange Commission (“SEC”) rules and the Stock Market Rules. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee is financially literate, and that all members meet the qualifications of an Audit Committee financial expert. Beginning in June 2015, the Audit Committee consisted of Mr. Karr, Mr. Davis, and Mr. Markulec. Mr. Karr has served as chair since joining in June 2015.

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

For additional information regarding the Compensation Committee’s procedures for setting compensation of our executive officers, see “Compensation Discussion and Analysis.” The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. In 2016, the Compensation Committee consisted of Mr. Mr. Karr, Mr. Davis, and Mr. Markulec. Mr. Markulec served as chair beginning in November 2014. The Board has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under SEC rules and the Stock Market Rules.

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

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. Beginning in June 2015, the Nominating and Corporate Governance Committee consisted of Mr. Karr, Mr. Davis, and Mr. Markulec. Mr. Davis served as chair beginning in June 2015.

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

The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders, and its process for considering such recommendations is no different than its process for screening and evaluating candidates suggested by directors, management of the Company, or third parties.

Compensation of Non-Employee Directors and Stock Ownership Guidelines

The Compensation Committee periodically evaluates the compensation of directors and recommends compensation changes to the Board as appropriate. Until August 2015, non-employee directors received only cash for their service on the Board. Commencing in September 2015, non-employee directors will receive a combination of cash and equity compensation for service on the Board. Directors who are employees of the Company shall receive no additional cash compensation for serving on the Board, but receive equity compensation for service on the Board in alignment with other directors.

While the Company does not require directors and officers to own a specific minimum number of shares of the Company’s common stock, the Company believes that each director and corporate officer should have a substantial personal investment in the Company. Directors and officers may not engage in short sales or put or call transactions with respect to Company shares.

Non-employee directors receive cash compensation of $24,000 per year for their service on our Board. There is no incremental compensation provided for committee chair or lead director roles. Company employees who are also directors receive no additional cash compensation for serving on the Board.

Commencing August 2015, all directors (non-employee and employee) began receiving equity awards in addition to cash compensation received for their service. These arrangements compensate them for their Board responsibilities while aligning their interests with the long-term interests of our shareholders.

The Compensation Committee makes recommendations to the Board concerning director compensation under the Company’s equity compensation plans and determines other director compensation arrangements, as appropriate. Under the Company’s Policy on Insider Information and Insider Trading, which applies to the Company’s directors, it is improper for directors to engage in short-term or speculative transactions in the Company’s securities.

The following table sets forth information concerning director compensation during the fiscal year ended April 30, 2016(1):

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)(6)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other ($)	Total Compensation ($)
Edward M. Karr (2)	$15,065	22,563	0	0	0	0	$37,628
Trent D. Davis (3)	$15,522	22,563	0	0	0	0	$38,085
Michael E. Markulec	$24,000	22,563	0	0	0	0	$46,563
Jon Isaac (4)	$8,802	0	0	0	0	0	$8,802
Richard D. Butler Jr. (5)	$20,152	4,563	0	0	0	0	$24,715

(1) All directors’ fees, except for equity awards, are paid in cash in the year earned. Directors who are not employees of the Company receive a quarterly payment of $6,000. During fiscal 2016, equity awards were issued to directors of the Company as noted above.

(2) Effective June 16, 2015, Mr. Karr was appointed to the Company’s Board of Directors

(3) Effective June 8, 2015, Mr. Davis was appointed to the Company’s Board of Directors.

(4) Effective June 12, 2015 Mr. Isaac resigned from the Company’s Board of Directors.

(5) Effective December 3, 2015, Mr. Butler stepped down from the Company’s Board of Directors.

(6) The aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Corporate Governance Matters

We are committed to maintaining strong corporate governance practices that benefit the long-term interests of our shareholders by providing for effective oversight and management of the Company. Our governance policies, including our Corporate Governance Principles, Code of Conduct, and Committee Charters can be found on our website at http://www.dataram.com/ by following the link to “Investors” and then to “Corporate Governance.”

The Nominating and Corporate Governance Committee regularly reviews our Corporate Governance Principles, Code of Conduct, and Committee Charters to ensure that they take into account developments at the Company, changes in regulations and listing requirements, and the continuing evolution of best practices in the area of corporate governance.

The Board conducts an annual self-evaluation in order to assess whether the directors, the committees, and the Board are functioning effectively.

Code of Conduct

Our Code of Conduct (the “Code”), which was amended and restated as of December 3, 2015, applies to the Company’s employees, directors, officers, contractors, consultants, and persons performing similar functions ("Covered Persons"). This includes our CEO and Chairman, our chief financial officer (“CFO”), and our controller/treasurer. We require that they avoid conflicts of interest, comply with applicable laws, protect Company assets, and conduct business in an ethical and responsible manner and in accordance with the Code. The Code prohibits employees from taking unfair advantage of our business partners, competitors, and employees through manipulation, concealment, misuse of confidential or privileged information, misrepresentation of material facts, or any other practice of unfair dealing or improper use of information. The Code requires employees to comply with all applicable laws, rules, and regulations wherever in the world we conduct business. This includes applicable laws on privacy and data protection, anti-corruption and anti-bribery, and trade sanctions. Our Code was initially amended and restated in 2014 (and subsequently amended and restated in 2015) to better reflect our expanding global operations and diverse employee base, enhance its clarity and general readability, and to make other stylistic changes to more closely align the Code with our overall brand. Our Code is publicly available and can be found on our website at http://www.dataram.com/ by following the link to “Investors” and then to “Corporate Governance.”

If we make substantive amendments to the Code, or grant any waiver, including any implicit waiver, from a provision of the Code to our CEO and Chairman, CFO, controller/treasurer, and any of our other officers, financial professionals, and persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report filed with the SEC on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Item 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid or earned by or awarded to our Principal Executive Officer (“PEO”), and the next two highest compensated executive officers.

(In Dollars)

Name and Principal Position	Fiscal Year	Salary	Bonus	Other(4)	Equity Awards(5)	Other Compensation (6)	Total
David A. Moylan (1) Chairman and Chief Executive Officer (PEO)	2016	$212,000	$0	$0	$243,977	$9,540	$465,517
	2015	$56,784	$0	$0	$0	$750	$57,534

Anthony M. Lougee Chief Financial Officer (PF&AO)	2016	$141,506	$0	$0	$36.060	$6,368	$183,934
	2015	$135,450	$3,000	$0	$0	$6,095	$144,545

John H. Freeman (2) Chief Executive Officer (PEO)	2016	$0	$0	$0	$0	$0	$0
	2015	$211,428	$0	$101,750	$0	$9,514	$322,692

Jeffrey H. Duncan (3) V.P., Manufacturing & Engineering	2016	$0	$0	$0	$0	$0	$0
	2015	$160,734	$2,000	$6,500	$0	$7,233	$176,467

(1) David A. Moylan started with the company on January 22, 2015.

(2) John Freeman started was employed by the company from May 7, 2009 through January 22, 2015. During this period, Mr. Freeman had use of a company rented apartment, and beginning December 2010 through January 2015 a company car which have not been previously reported. The $101,750 represents an approximate applied value for the personnel use of those company assets.

(3) Jeffrey H. Duncan retired from the company on February 13, 2015.

(4) Automobile allowances. Effective January 22, 2015, the company eliminated its automobile allowance policy.

(5) We measure the fair value of stock options using the Black-Scholes option pricing model based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of $0 in fiscal years 2016 and 2015. Risk-free interest rates ranging from [0.5% to 5.0%] were used.

(6)Payments by the Company to a plan trustee under the Company’s Savings and Investment Retirement Plan, a 401(k) plan. The Company does not have a pension plan.

Grant of Plan-Based Awards in 2016

There Company made grants of plan-based awards to executive officers of the Company in the Company’s fiscal year ended April 30, 2016.

The Company has two equity incentive plans – the 2011 Equity Incentive Plan and the 2014 Equity Incentive Plan. The size of grants under the 2011 and 2014 Equity Incentive Plans are not predetermined in accordance with an incentive award. As of July 29, 2016, no shares remain available for issuance under the 2011 plan- approximately 14,333 remain available for grant under the 2014 Equity Incentive Plan.

Salary and bonus constituted approximately 55% of total compensation for the executive officers in fiscal 2016. All options granted are at an exercise price equal to the closing market price of the Company’s common stock on the date of grant. No dividends are paid or accrued with respect to options for the benefit of employees prior to the date of option exercise.

Outstanding Equity Awards at April 30, 2016

There were no outstanding options at April 30, 2016.

Option Exercises and Stock Vested in 2016

There were no stock options exercised nor stock awards vested for executive officers during the fiscal year ended April 30, 2016.

EQUITY COMPENSATION PLAN INFORMATION AT APRIL 30, 2016

The Company’s has a 2014 Equity Incentive Plan (the “Plan”), and reserves for issuance 83,333 shares of our common stock. Equity incentive awards play a significant role in the compensation provided to executive officers and employees in the current market. We intend on relying on equity compensation in order to attract and retain key employees, align the interests of our executive officers with those of our shareholders and to provide executive officers and other employees with the opportunity to accumulate retirement income. The Plan is designed to provide flexibility to meet our need to remain competitive in the marketplace in order to attract and retain executive talent and other key employees. There are approximately 14,333 shares available for future grant

A summary of option activity for the Fiscal Year ended April, 2016 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value (1)

Balance May 1, 2015	41,915	$25.44	3.59	$—

Granted	79,556	$4.89		$—
Expired	(12,444)	$38.13	—	—
Exchanged / cancelled	(109,027)	$9.03
Balance April 30, 2016	—	—	—	$—

(1)	This amount represents the difference between the exercise price and $1.86, the closing price of Dataram common stock on April 30, 2016 as reported on the NASDAQ Stock Market, for all in-the-money options outstanding and all the in-the-money shares exercisable

The number of securities to be issued upon exercise of outstanding options, securities remaining available for future issuance and weighted average exercise price has been adjusted to reflect the reverse 1-for-3 stock split effective July 11, 2016.

Employment Agreements and Potential Termination and Change in Control Payments

The Company has entered into a severance agreement with Mr. Moylan. The Company also sponsors several equity incentive compensation plans that provide the executive officers with additional compensation in connection with a termination of employment and/or change of control under certain circumstances. The information below describes certain compensation that would be paid under plans and contractual arrangements currently in effect to each of the executive officers in the event of a termination of such executive’s employment with the Company and/or change of control of the Company as of that date.

The amounts shown below reflect the amount of compensation that would become payable to each of the executive officers under existing plans and arrangements if the executive officer’s employment had terminated and/or a change in control had occurred on August 30, 2015, given the executive officer’s compensation and service levels as of such date and, if applicable, based on the Company’s closing stock price on that date. These benefits are in addition to benefits available prior to the occurrence of any termination of employment, including under then-exercisable stock options and benefits available generally to salaried employees. The table below sets forth information regarding the estimated value of the potential payments to each of the executive officers, assuming the executive’s employment terminated on August 30, 2015, and that a change of control of the Company also occurred on that date.

	Before Change of Control		After Change of Control
Name / Benefit	Termination Without Cause	Termination For Good Reason	Termination other than for Cause or Voluntary Resignation
David A. Moylan
Termination Payment	$479,977	0	$479,977
Vesting of Stock Awards - Grants	100%	100%	100%
Vesting of Stock Awards - Options	Vesting schedule three months from termination date	Vesting schedule three months from termination date	Vesting schedule three months from termination date
Health and welfare benefits	$5,683	0	$5,683

Anthony M. Lougee
Termination Payment	$180,060	0	$180,060
Vesting of Stock Awards - Grants	100%	100%	100%
Vesting of Stock Awards - Options	Vesting schedule three months from termination date	Vesting schedule three months from termination date	Vesting schedule three months from termination date
Health and welfare benefits	$15,397	0	$15,397

The actual amounts that would be paid upon an executive officer’s termination of employment or in connection with a change in control can be determined only at the time of any such event. In addition, in connection with any actual termination of employment or change in control transaction, the Company may determine to enter into an agreement or to establish an arrangement providing additional benefits or amounts, or altering the terms of benefits described below, as the Compensation Committee determines appropriate. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, the Company’s stock price and the executive’s age.

Employment Agreements

The Company has current and active employment agreements with executive officers as noted below.

David A. Moylan

On January 22, 2015, the Company’s Board of Directors appointed David A. Moylan to the position of Interim President and Chief Executive Officer of the Company. On June 8, 2015, the Board of Directors agreed to hire Mr. Moylan as President and Chief Executive Officer for a term of thirty six (36) months, with automatic renewal terms of one year if not terminated by either party at the end of the agreement. Mr. Moylan’s base salary is $236,000 annually. He is eligible for a target bonus of 50% of his base salary, as determined by a review of the Company’s Compensation Committee. This bonus may be more or less than the target depending on his performance versus expectations. Mr. Moylan receives twenty four (24) days paid time off (PTO) and is entitled to participate in any of the Company’s present and future life insurance, disability insurance, health insurance, and similar plans. In the event of termination, Mr. Moylan is entitled to one year’s base salary at the current rate plus a pro rata bonus for the current year, and one year of benefits coverage. Mr. Moylan has also agreed to certain non-solicitation and non-competition restrictions as part of his employment.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock at July 27, 2016 by each of our directors and executive officers, individually, and all of our directors and executive officers as a group:

Name of Beneficial Owner	Role	Amount and Nature of Beneficial Ownership (1,2,3,4)		Total Equity Stake(5)
		Number	Percent	Number	Percent
David A. Moylan	Chairman and CEO	206,111	6.1%	172,778	5.1%

Anthony M. Lougee	CFO	39,325	1.2%	14,325	*

Trent D. Davis	Director	45,956	1.4%	12,623	*

Edward M. Karr	Director	11,311	*	11,311	*

Michael E. Markulec	Director	27,978	*	11,311	*

Directors and Executive Officers as a group (5 persons)		330,861	9.8%	222,348	6.6%

* Less than 1%.

(1) The number of shares has been adjusted to reflect the reverse 1-for-3 stock split effective July 11, 2016.

(2) On July 27, 2016, 3,387,387 shares were outstanding.

(3) Unless indicated, each shareholder has sole voting and investment power for all shares shown, subject to community property laws that may apply to create shared voting and investment power.

(4) Beneficial ownership includes all stock options and restricted units held by a shareholder that are currently exercisable or exercisable within 60 days of July 27, 2016 (which would be September 25, 2016) as follows:

•	David A. Moylan: 172,778 shares
•	Antony M. Lougee: 14,325 shares
•	Directors and Executive Officers as a group: 222,348 shares

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

Beneficial Owners

At July 28, 2016 no person or entity is known to the Company to beneficially own more than 6.1% of the Company’s common stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules. This includes current or proposed transactions in which the Company was or is to be a participant, the amount involved exceeds the lower of either $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any of the Company’s executive officers, directors, or greater than five percent shareholders, or any members of their immediate families, has a direct or indirect material interest. For the fiscal year ended April 30, 2016, there were no such transactions entered into since May 1, 2015, and the Audit Committee reviewed and approved these transactions. Apart from any transactions disclosed herein, no such transaction was entered into with any director or executive officer during the last fiscal year. Such transactions will be entered into only if found to be in the best interest of the Company and approved in accordance with the Company’s Code of Ethics, which are available on the Company’s web site.

During the fiscal years ended April 30, 2016 and 2015, the Company purchased inventories for resale totaling approximately $381,000 and $1,348,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as an advisor. Approximately $11,000 and $15,000 of accounts payable in the Company’s consolidated balance sheets as of April 30, 2016 and April 30, 2015, respectively, is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has made approximately $19,000 in purchases from Sheerr Memory subsequent to April 30, 2016 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

During the fiscal years ended April 30, 2016 and 2015, the Company purchased inventories for resale totaling approximately $1,181,000 and $1,150,000, respectively, from Keystone Memory Group (“Keystone Memory”). Keystone Memory’s owner is a relative of Mr. Sheerr. Approximately $190,000 of accounts payable in the Company’s consolidated balance sheets as of April 30, 2016 is payable to Keystone Memory. At April 30, 2015 approximately $32,000 of accounts payable was due Keystone Memory. Keystone Memory offers the Company trade terms of immediately due and all invoices are settled in the normal course of business. No interest is paid. The Company has made approximately $290,000 in purchases from Keystone Memory subsequent to April 30, 2016 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

On October 31, 2013, the Company entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013 for $500,000. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $103,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining deferred gain of approximately $358,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of $179,000 is reflected in other liabilities – long-term in the condensed consolidated balance sheet as of April 30, 2015. As of April 30, 2016, the current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of $107,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2016.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has retained Marcum LLP as the Company’s independent registered public accounting firm to perform the audit of the Company’s consolidated financial statements for the fiscal year ending April 30, 2016, and the audit of the Company’s internal control over financial reporting as of April 30, 2016.

Marcum LLP has confirmed to the Audit Committee and the Company that it complies with all rules standards and policies of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC rules governing auditor independence.

See “Independent Registered Public Accounting Firm Fees and Services” below for a description of the fees paid to firms for the year ended April 30, 2016, and other matters relating to the procurement of services.

On November 2, 2015, we dismissed Anton & Chia LLP as our independent registered public accounting firm effective on such date. The report of Anton & Chia LLP on our financial statements as of and for the fiscal year ended April 30, 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles, but included an explanatory paragraph relating to the Company’s ability to continue as a going concern. We engaged Marcum, LLP as our new principal accountant as of November 2, 2015. The decision to change accountants was recommended and approved by our Audit Committee following the Committee’s further process to determine our independent registered public accounting firm.

During the fiscal year ended April 30, 2015 and the subsequent interim periods through November 2, 2015, the date of dismissal, there were (i) no disagreements between Anton & Chia LLP and us upon any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, any of which, if not resolved to Anton & Chia LLP’s satisfaction, would have caused Anton & Chia LLP to make reference thereto in its reports, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended April 30, 2015 and the subsequent interim periods through November 2, 2015, neither we nor anyone on our behalf consulted with Marcum, LLP regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Marcum, LLP concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a “disagreement” within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees billed to the Company for the last two fiscal years by the Company’s independent accounting firms. CohnReznick LLP (formerly J.H. Cohn LLP) was used for professional services through December 2014, and Anton & Chia LLP has been used for professional services through November 2, 2015. Marcum LLP has been used thereafter:

	2016	2015
Audit Fees (1,5)	$116,323	$105,138
Audit-related fees (2)	13,500	16,100
Tax fees (3)	9,500	7,525
All Other Fees(4)	43,320	7,600
Total fees	$182,643	$136,363

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

DATARAM CORPORATION
(Registrant)

Date:	July 29, 2016	By: /s/ David A. Moylan
Date:	July 29, 2016

David A. Moylan, Chairman and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Anthony M. Lougee ____________________

Anthony M. Lougee

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:	July 29, 2016	By: /s/ Michael E. Markulec
Michael E. Markulec, Director

Date:	July 29, 2016	By: /s/ Trent D. Davis
Trent D. Davis, Director

Date:	July 29, 2016	By: /s/ Edward M. Karr
Edward M. Karr, Director

Date:	July 29, 2016	By: /s/ David A. Moylan
David Moylan, Director and Chairman

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation, as amended.

3(b)	By-Laws. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 25, 2008.

4(d)	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

10(a)	2001 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 26, 2001.

10(b)	Savings and Investment Retirement Plan, January 1, 2001 Restatement.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2003.

10(c)	2011 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 22, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 16, 2011.

10(d)	2014 Equity Incentive Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10(e)	Lease Agreement dated as of April 4, 2011, between Hillier Properties, L.L.C., and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 28, 2011.

10(f)	Lease Agreement, dated December 31, 2000, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(g)	Lease Renewal Agreement, dated February 13, 2006, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(h)	Lease Renewal Agreement, dated February 10, 2011, between Nappen & Associates and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2011.

10(i)	Employment Agreement of Jeffrey H. Duncan dated as of February 1, 2005.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2005.

10(j)	Employment Agreement of David Sheerr dated as of March 31, 2009.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2010, filed with the Securities and Exchange Commission, SEC file number 001-08266, July 29, 2010.

10(k)	Product Consignment And Sale Agreement, dated as of July 27, 2010, Between Sheerr Memory, Inc. and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(l)	Note and Security Agreement, dated as of December 14, 2011, by and among David Sheerr and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(m)	Consignment Termination letter, dated December 14, 2011, between Sheerr Memory, Inc. and Dataram corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(n)	Patent Purchase Agreement, dated as of March 29, 2012, by and between Dataram Corporation and Phan Tia Group Pte, LLC.

10(o)	Securities Purchase Agreement, dated September 18, 2013, by and between Dataram Corporation and certain investors. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 19, 2013.

10(p)	Subordinated Secure Convertible Bridge Note purchase agreement dated July 14, 2015 by and between Dataram Corporation and certain investors. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, July 18, 2014.

10(q)	Series A Preferred Stock Purchase agreement dated as of October 20, 2014, by and between Dataram Corporation Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10(r)	Severance Payment Agreement dated September 24, 2014 by and between Anthony M. Lougee and Dataram Corporation.*Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 24, 2014.

10(s)	Employment Agreement dated June 8, 2015 by and between David A. Moylan and Dataram Corporation.* Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 12, 2015.

14(a)	Code of Ethics. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 20, 2005.

31(a)	Rule 13a-14(a) Certification of David A. Moylan

31(b)	Rule 13a-14(a) Certification of Anthony M. Lougee

32(a)	Section 1350 Certification of David A. Moylan (Furnished not Filed)

32(b)	Section 1350 Certification of Anthony M. Lougee (Furnished not Filed)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link base Document

101.LAB	XBRL Taxonomy Extension Label Link base Document

101.PRE	XBRL Taxonomy Extension Presentation Link base Document

101.DEF	XBRL Taxonomy Extension Definition Link base Document

*Management Contract or Compensatory Plan or Arrangement