Form 10-Q
period 2016-07-31
DATARAM CORP
filed 2016-09-14
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($.001 par value): As of September 13, 2016, there were 3,697,637 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation

Condensed Consolidated Balance Sheets

	July 31, 2016	April 30, 2016
	(Unaudited)
Assets
Current assets:
Cash	$148,676	$56,262
Accounts receivable, less allowance of $100,000	1,616,988	2,746,010
Inventories, net	1,269,167	1,335,654
Other current assets	216,285	122,775
Total current assets	3,251,116	4,260,701

Property and equipment, net	39,754	50,754

Other assets	34,151	29,479
Capitalized software development costs, net	313,224	326,274
Goodwill	1,083,555	1,083,555
Total assets	$4,721,800	$5,750,763

Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$1,048,726	$1,775,839
Accounts payable	971,478	736,922
Accrued liabilities	132,349	158,869
Convertible notes payable related parties	80,000	80,000
Total current liabilities	2,232,553	2,751,630

Other liabilities	95,555	107,499
Total liabilities	2,328,108	2,859,129

Commitments and contingencies
Stockholders' equity:
Preferred stock series A, par value $.01 per share. Designated 1,300,000 shares and no shares issued and outstanding at July 31, 2016 and April 30, 2016	—	—
Preferred stock series B, par value $12.20 per share. Designated 400,000 shares; Issued and outstanding shares 51,672 at July 31, 2016 and 331,559 at April 30, 2016, (Liquidation value $630,386)	630,386	4,045,007
Common stock, par value $.001 per share
Authorized 54,000,000 common shares; par value $.001, issued and outstanding 3,697,637 at July 31, 2016 and 1,643,391 at April 30, 2016	3,698	1,644
Additional paid-in capital	28,397,992	24,556,425
Accumulated deficit	(26,638,384)	(25,711,442)
Total stockholders' equity	2,393,692	2,891,634
Total liabilities and stockholder’s equity	$4,721,800	$5,750,763

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Consolidated Statements of Operations

Three Months Ended July 31, 2016 and 2015

(Unaudited)

	2016	2015

Revenues	$4,914,857	$7,337,682

Costs and expenses:
Cost of sales	4,189,240	5,934,477
Engineering	56,026	53,958
Selling, general and administrative	1,555,950	1,404,266
Total cost and expenses	5,801,216	7,392,701

Loss from operations	(886,359)	(55,019)

Other income (expense):
Interest expense	(38,793)	(62,644)
Other gain (loss)	(1,790)	408
Total other expense, net	(40,583)	(62,236)

Net loss	$(926,942)	$(117,255)
Dividend – Series A preferred stock	—	62,660

Net loss allocated to common shareholders	$(926,942)	$(179,915)

Net loss per share of common stock basic and diluted	$(0.43)	$(0.19)
Weighted average common shares basic and diluted	2,175,363	933,761

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended July 31, 2016

(Unaudited)

	Preferred Stock Series B		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Total equity
Balance at May 1, 2016	331,559	$4,045,007	1,643,391	$1,644	$24,556,425	$(25,711,442)	$2,891,634

Stock-based compensation expense	—	—	188,333	188	428,812	—	429,000

Conversion of series B preferred stock to restricted common shares	(279,887)	(3,414,621)	1,865,913	1,866	3,412,755	—	—

Net loss	—	—	—	—	—	(926,942)	(926,942)

Balance at July 31, 2016	51,672	$630,386	3,697,637	$3,698	$28,397,992	$(26,638,384)	$2,393,692

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Condensed Consolidated Statements of Cash Flows

Three Months Ended July 31, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(926,942)	$(117,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred gain on sale leaseback	(17,916)	(17,916)
Depreciation and amortization	24,050	24,000
Bad debt expense	—	2,078
Stock-based compensation expense	429,000	212,834
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,129,022	(504,137)
Decrease in inventories	66,487	223,581
Increase in other current assets	(93,510)	(13,888)
Increase in other assets	(4,672)	—
Increase (decrease) in accounts payable	234,556	(265,336)
Decrease in accrued and other liabilities	(20,548)	(55,060)
Net cash provided by (used in) operating activities	819,527	(511,099)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	(727,113)	254,136
Repayment of convertible notes	—	(27,500)
Proceeds from sale of common shares	—	500,000
Net cash provided by (used in) financing activities	(727,113)	726,636

Net increase in cash	92,414	215,537

Cash at beginning of period	56,262	327,298

Cash at end of period	$148,676	$542,835

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$38,793	$62,644

Supplemental disclosures of cash flow information:
Conversion of series B preferred stock into common stock	$3,414,621	$—
Non cash preferred stock dividends	$—	$62,660

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Notes to Condensed Consolidated Financial Statements

July 31, 2016 and 2015

(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Organization and Nature of Business

Dataram Corporation (“Dataram” or the “Company”) is an independent manufacturer and reseller of memory products and provider of performance solutions. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, HP, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers.  Dataram manufactures its memory in-house to meet three key criteria - quality, compatibility, and selection - and tests its memory for performance and OEM compatibility as part of the production process.  The Company has memory designed for over 50,000 systems and with products that range from energy-efficient DDR4 modules to legacy SDR offerings.  The Company is a CMTL Premier Participant and ISO 9001 (2008 Certified). Its products are fully compliant with JEDEC Specifications.

Dataram’s customers include a global network of distributors, resellers, retailers, OEM customers and end users.

Dataram competes with several large independent memory manufacturers and OEMs.  The primary raw material used in producing memory boards is dynamic random access memory (DRAM) chips. The purchase cost of DRAMs is the largest single component of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAM chips.

Liquidity and Going Concern

The Company's condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal year ended April 30, 2016, the Company incurred losses of approximately $1,221,000. The Company also incurred losses of approximately $927,000 in fiscal 2017’s first quarter ended July 31, 2016.

If current and projected revenue growth does not meet estimates, the Company may need to raise additional capital through debt and/or equity transactions and further reduce certain overhead costs. The Company may require up to $1,000,000 of additional working capital over the next twelve months to support operations. The Company cannot provide assurance that it will obtain any required financing or such financing will be available to it on favorable terms.

Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of July 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended July 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or for any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2016. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended April 30, 2016, and updated, as necessary, in this Quarterly Report on Form 10-Q.

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.001 per share on a one (1) for three (3) basis, effective on July 8, 2016. The accompanying condensed consolidated financial statements and notes thereto give retrospective effect of the reverse stock split for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including deferred tax asset valuation allowances and certain other reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include allowance for doubtful accounts and sales returns, reserve for inventory obsolescence, deferred income tax asset and related valuation allowance, fair value of certain financial instruments and other operating allowances and accruals. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when title passes upon shipment of goods to customers. The Company’s revenue earning activities involve delivering or producing goods. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, selling price is fixed or determinable and collection is reasonably assured. The Company does experience a minimal level of sales returns and allowances for which the Company accrues a reserve at the time of sale. Estimated warranty costs are accrued by management upon product shipment based on an estimate of future warranty claims. Such amounts were not material for the three months ended July 31, 2016 and 2015.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stock holders by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three months ended July 31, 2016 and 2015 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of common shares issuable upon exercise or conversion of stock options, warrants, convertible notes and Series A and Series B preferred shares as their effect would be anti-dilutive.

Anti-dilutive securities consisted of the following at July 31:

	2016	2015
Common stock equivalent of convertible notes	—	100,000
Common stock equivalent of convertible notes – related parties	9,070	9,070
Series A preferred shares	—	522,167
Series B preferred shares	344,480	—
Warrants	133,667	1,119,425
Stock options	2,778	99,582
Total	489,995	1,850,244

Recently Issued Accounting Pronouncements

On August 26, 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

Note 2: Related Party Transactions

During the three month periods ended July 31, 2016 and 2015, the Company purchased inventories for resale totaling approximately $19,000 and $125,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) is employed by the Company as an advisor. Approximately $19,000 and $11,000 of accounts payable in the Company’s condensed consolidated balance sheets as of July 31, 2016 and April 30, 2016, respectively, is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest is paid. The Company has not made further purchases from Sheerr Memory subsequent to July 31, 2016. Management anticipates that the Company will make additional purchases, although the Company has no obligation to do so.

During the three month periods ended July 31, 2016 and 2015, the Company purchased inventories for resale totaling approximately $420,000, and $408,000 respectively, from Keystone Memory Group (“Keystone Memory”). Keystone Memory’s owner is a relative of Mr. Sheerr. Approximately $117,000 and $190,000 of accounts payable in the Company’s condensed consolidated balance sheets as of July 31, 2016 and April 30, 2016 is payable to Keystone Memory. Keystone Memory offers the Company trade terms of net due and all invoices are settled in the normal course of business. No interest is paid. The Company has made approximately $81,000 in purchases from Keystone Memory subsequent to July 31, 2016 and management anticipates that the Company will continue to do so, although the Company has no obligation to do so.

On October 31, 2013, the Company entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013 for $500,000. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $103,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining deferred gain of approximately $358,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of approximately $96,000 is reflected in other liabilities – long-term in the condensed consolidated balance sheet as of July 31, 2016. As of April 30, 2016, the current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of approximately $107,000 is reflected in other liabilities – long-term in the consolidated balance sheet as of April 30, 2016.

Note 3: Note Payable – Revolving Credit Line

The Company’s financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The Financing Agreement matures on November 30, 2016 unless such Financing Agreement is either earlier terminated or renewed. The amount outstanding under the Financing Agreement bears interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting the Company’s ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. The Company requested and received a waiver of compliance with respect to certain provisions of the Financing Agreement in connection with certain Bridge Notes issued in July 2014. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. The Financing Agreement provides for advances against eligible accounts receivable and inventory balances based on prescribed formulas of raw materials and finished goods. There was approximately $137,000 of additional availability as of July 31, 2016.

Note 4: Stockholder’s Equity

Series B preferred shares

During the quarter ended July 31, 2016, the holders of Series B Preferred Stock converted 279,887 Series B Preferred shares into 1,865,913 shares of common stock. The converted value for each Series B Preferred Share is approximately $12.20 or $3,414,621 and resulted in an offsetting increase to Additional Paid in Capital in the July 31, 2016 consolidated balance sheet. As of July 31, 2016, there were 51,672 shares of Series B Preferred Stock outstanding convertible into approximately 344,480 shares of common stock.

Bonus Shares

Bonus Shares - Bonus Shares are an award to an eligible person of shares for services to be rendered or for past services already rendered to the Company. The Board will determine the number of shares to be awarded to the eligible individual, in accordance with any restrictions thereon. These restrictions may be based upon completion of a specified number of years of service with the Company or upon satisfaction of performance goals based on performance factors. Payment for the Bonus Shares may be made in the form of cash, whole shares, or a combination thereof, based on the fair market value of the shares on the date of payment, as determined in the sole discretion of the Board.

Between May 1, 2016 and July 29, 2016 the Company awarded 188,333 restricted shares of the Company’s common stock to employees, executive officers and directors. The Company’s condensed consolidated statements of operations for the three months ended July 31, 2016 include approximately $429,000 of stock-based compensation expense. These stock grants have been classified as equity instruments and, as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets.

Warrants

At July 31, 2016 the Company had 133,667 warrants outstanding with exercise prices between $7.50 and $10.50. A summary of warrant activity for the three months ended July 31, 2016 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life years	Aggregate intrinsic value (1)

Balance May 1, 2016	207,625	$19.74	1.24	—

Issued	—	—	—	—
Expired	(73,958)	$40.68
Balance July 31, 2016	133,667	$8.15	2.32	—

(1)	This amount represents the difference between the conversion price and $1.80, the closing price of Dataram common stock on July 29, 2016 as reported on the NASDAQ Stock Market, for all in-the-money warrants outstanding.

Note 5: Commitments and Contingencies

Leases

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of July 31, 2016 are as follows:

	Non-Related	Related
	Party	Party	Total
Year ending April 30:
2017	115,000	67,000	182,000
2018	84,000	90,000	174,000
2019	85,000	45,000	130,000
2020	86,000	—	86,000
Total	$370,000	$202,000	$572,000

Legal Proceedings

Effective as of the close of business on December 17, 2014, the Company terminated its agreement with MPP Associates, Inc., pursuant to which Marc P. Palker had been providing CFO services to the Company. On April 8, 2015, MPP Associates, Inc. and Mr. Palker filed a complaint, MPP Associates, Inc. and Marc Palker v. Dataram Corporation, Jon Isaac, David Moylan, Michael Markulec and Richard Butler, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002413-15.

Effective as of the close of business on January 22, 2015, the Company terminated the employment agreement with John H. Freeman, its former Chief Executive Officer. On April 9, 2015, Mr. Freeman filed a complaint, John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15.

Similarly, on April 10, 2015, the Company filed an action against Mr. Freeman, Mr. Palker and MPP Associates, Inc., as Dataram Corporation v. John Freeman, Marc Palker and MPP Associates, Inc., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15.

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

Note 6: Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three months ended July 31, 2016 and 2015 by geographic region are as follows:

	Three months ended July 31, 2016	Three months ended July 31, 2015
United States	$3,262,000	$6,113,000
Europe	1,143,000	1,116,000
Other (principally Asia Pacific Region)	510,000	109,000
Consolidated	$4,915,000	$7,338,000

Note 7: Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in financial institutions. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers’ financial condition, as well as general economic conditions and, generally, requires no collateral from its customers. At July 31, 2016 amounts due from three customers totaled approximately 16%, 13% and 10%, of accounts receivable. At April 30, 2016, amounts due from one customer totaled approximately 15%.

In the fiscal quarter ended July 31, 2016 the Company had sales to one customer that totaled 27%. For the comparable prior year period ended July 31, 2015 we had sales to four customers that were over 10% of revenues. Two customers were approximately 13% each, the third customer was approximately 14% and the fourth customer was approximately 16% of revenues.

Note 8: Entry into a Material Definitive Agreement

On June 13, 2016, the Company entered into an Agreement and Plan of Merger with its wholly owned subsidiary, Dataram Acquisition Sub, Inc., a Nevada corporation, U.S. Gold Corp., a Nevada corporation and exploration stage company that owns certain mining leases and other mineral rights comprising the Copper King gold and copper development project located in the Silver Crown Ming District of southeast Wyoming and Copper King, LLC, a principal stockholder of U.S. Gold Corp. The closing of the merger is subject to conditions as defined in the agreement.

Pursuant to the terms and conditions of the Merger Agreement, at the closing of the Merger, U.S. Gold’s common stock, Series A Preferred Stock and Series B Preferred Stock will be converted into the right to receive shares of the Company’s Common Stock or, at the election of any U.S. Gold stockholder, shares of the Company’s newly designated 0% Series C Convertible Preferred Stock, par value $0.001 per share, which are convertible into shares of Common Stock. The Merger Consideration shall be allocated as defined in the agreement.

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse split of the Company’s issued and outstanding common stock on a 1 for 3 basis, which was effective with the State of Nevada on July 8, 2016 and with The NASDQ Stock Market at the open of trading on July 11, 2016. All share and per share amounts are reflective of the reverse split.

On July 29, 2016, the Company, Acquisition Sub, U.S. Gold and Copper King, amended and restated the Merger Agreement in order to reflect the reverse split of the Company’s issued and outstanding common stock and to adjust certain aspects of the merger consideration and management consideration as defined in the amended merger agreement.

Note 9: Subsequent event

On August 3, 2016, the Company entered into separate securities purchase agreements with accredited investors for the issuance and sale of the Company’s newly designated 0% Series D Convertible Preferred Stock (“Preferred Shares”) which are convertible into shares of the Company’s common stock, par value $0.001 per share and such sale and issuance. The Series D Preferred Shares are governed by a Certificate of Designations, Preferences and Rights of the 0% Series D Convertible Preferred Stock. Each Series D Preferred Share was sold at a per share purchase price of $136.00 and converts into 100 shares of Common Stock, subject to adjustment for dividends and stock splits. On August 5, 2016, the Company closed the private placement and sold 3,699 Series D Preferred Shares convertible into an aggregate of 369,900 shares of common stock with gross proceeds to the Company of $503,000.

On August 31, 2016, the Company terminated the employment of David Sheerr. Mr. Sheerr as owner of Sheerr Memory was a related party, (See note 2). The agreements with Sheer Memory and Keystone Memory have not been affected by the change of Mr. Sheerr employment status.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10Q (“Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A described in the Company’s most recent Annual Report on Form 10-K under the heading “Risk Factors filed with the Securities and Exchange Commission which can be reviewed at http://www.sec.gov. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Dataram Corporation is incorporated in the State of Nevada and the Company’s common stock is traded on The NASDAQ Capital Market under the symbol "DRAM."

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

Dataram is an independent manufacturer of memory products and provider of performance solutions. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, HP, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers.  Dataram manufactures its memory in-house to meet three key criteria - quality, compatibility, and selection - and tests its memory for performance and original equipment manufacturer (OEM) compatibility as part of the production process.  With memory designed for over 50,000 systems and with products that range from energy-efficient DDR4 modules to legacy SDR offerings, Dataram offers one of the most complete portfolios in the industry.  The Company is a CMTL Premier Participant and ISO 9001 (2008 Certified). Its products are fully compliant with JEDEC Specifications.

Dataram’s customers include a global network of distributors, resellers, retailers, OEM customers and end users.

Dataram competes with several other large memory manufacturers and OEMs.  The primary raw material used in producing memory boards is dynamic random access memory (DRAM) chips. The purchase cost of DRAMs is the largest single component of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAM chips.

Proposed Acquisition of US Gold Corp

On June 13, 2016, we entered into an agreement to acquire U.S. Gold Corp., a Nevada corporation, and subsidiaries ("U.S. Gold"). U.S. Gold is an exploration stage company that owns certain mining leases and other mineral rights comprising the Copper King gold and copper development project located in the Silver Crown Ming District of southeast Wyoming (the “Copper King Project”) and mining claims related to a gold development project in Eureka County, Nevada (the “Keystone Project”).

The closing of the transaction is not determinable at this time and is subject to certain closing conditions, shareholder approval and regulatory review. There is no assurance that such conditions will be satisfied and approvals secured such that the transaction will be consummated.

Business Segments

Dataram has four business lines which provide complementary solutions to the market.  Each has a different customer focus and “go to market” approach.  They are:

•	Dataram / Princeton Memory: provides memory products that support enterprise / mission critical needs, custom and high end memory solutions, consulting services, software solutions, and asset management / buy-back programs. Products are sold direct and through partners into the enterprise, government and embedded markets.
•	Micro Memory Bank (MMB): provides new and refurbished memory products which are not commonly available and, in most cases, no longer available from the OEM. The business also provides brokerage and technology recycling services.
•	MemoryStore.com: the Memorystore.com web property provides “Dataram Value Memory” products used in desktops, laptops, notebooks, servers, workstations, and MAC systems. Dataram Value Memory is specifically designed and tested to meet industry standards and is compliant with JEDEC Specifications.
•	18004Memory.com: the 18004Memory.com web property provides new and refurbished memory products used in desktops, laptops, notebooks, servers, MAC systems, printers, digital cameras, and mobile devices. This includes memory upgrades for all major brands including Compaq, Dell, Apple, Hewlett-Packard, Toshiba, IBM, Gateway, Sony, Fujitsu, and Acer.

Liquidity and Capital Resources

As of July 31, 2016, the Company had cash totaling approximately $149,000. Net cash provided by operating activities totaled approximately $820,000. Net loss in the quarter totaled approximately $927,000 which included approximately $429,000 of stock based compensation expense. Trade receivables decreased by approximately $1,129,000 primarily the result of decreased revenues. Inventories decreased by approximately 156,000 the decrease in inventories was a management decision to reduce inventory levels and conserve working capital. Accounts payable increased by approximately $235,000.

Net cash used in financing activities totaled approximately $727,000 and was the result of The Company’s repayments on its line of credit.

If current and projected revenue growth does not meet estimates, the Company may need to raise additional capital through debt and/or equity transactions and further reduce certain overhead costs. The Company may require up to $1,000,000 of additional working capital over the next twelve months to support operations. The Company cannot provide assurance that it will obtain any required financing or such financing will be available to it on favorable terms.

Based on the above, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of July 31, 2016 are as follows:

	Non-Related	Related
	Party	Party	Total
Year ending April 30:
2017	115,000	67,000	182,000
2018	84,000	90,000	174,000
2019	85,000	45,000	130,000
2020	86,000	—	86,000
Thereafter
Total	$370,000	$202,000	$572,000

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended July 31, 2016 were approximately $4,915,000 compared to revenues of $7,338,000 for the comparable prior year period. Average selling prices have fallen over 35% from the comparable prior year period. The Company also reduced sales resources associated with marginally profitable broker product line which resulted in approximately $1,100,000 decline in revenue.

Cost of sales for the three month period ended July 31, 2016 was $4,189,000 versus $5,934,000 in the prior year comparable period. Cost of sales as a percentage of revenues for the fiscal quarters ended July 31, 2016 and 2015 were 85% and 81%, respectively. The decrease in gross margin as a percent of sales is a result of the Company trying to protect market share in an environments of declining selling prices.

Engineering expense for the three month period ended July 31, 2016 was $56,000 versus $54,000 for the same respective prior year period.

Selling, general and administrative expense for the three month period ended July 31, 2016 totaled $1,556,000 versus $1,404,000 in the same prior year period, an increase of approximately $152,000. The Company recorded approximately $429,000 of stock based compensation charges in the quarter just ended compared to $213,000 in the comparable prior year period.

Other income (expense), net for the three month period ended July 31, 2016 totaled expense of $41,000 versus $62,000 of expense for the same prior year period. Other expense consists of primarily interest expense, and has decreased as a result of reduced borrowing on the Company’s revolving credit line.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including deferred tax asset valuation allowances and certain other reserves and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include allowance for doubtful accounts and sales returns, reserve for inventory obsolescence, deferred income tax asset and related valuation allowance, fair value of certain financial instruments, impairment assessment of carrying value of goodwill and other intangible assets and other operating allowances and accruals. Actual results could differ from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 rule 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Subject to the limitations above, management believes that the condensed consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended July 31, 2016, there were no changes our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal ProceEdinGS

Effective as of the close of business on December 17, 2014, the Company terminated its agreement with MPP Associates, Inc., pursuant to which Marc P. Palker had been providing CFO services to the Company. On April 8, 2015, MPP Associates, Inc. and Mr. Palker filed a complaint, MPP Associates, Inc. and Marc Palker v. Dataram Corporation, Jon Isaac, David Moylan, Michael Markulec and Richard Butler, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002413-15.

Effective as of the close of business on January 22, 2015, the Company terminated the employment agreement with John H. Freeman, its former Chief Executive Officer. On April 9, 2015, Mr. Freeman filed a complaint John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15.

Similarly, on April 10, 2015, the Company filed an action against Mr. Freeman, Mr. Palker and MPP Associates, Inc., as Dataram Corporation v. John Freeman, Marc Palker and MPP Associates, Inc., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, other than the following:

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

DATARAM CORPORATION

Date: September 14, 2016	By:	/s/ DAVID A MOYLAN
David A. Moylan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2016	By:	/s/ ANTHONY M. LOUGEE
Anthony M. Lougee
Chief Financial Officer
(Principal Finance and Accounting Officer)