Form 10-Q
period 2016-10-31
DATARAM CORP
filed 2016-12-15
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($.001 par value): As of December 13, 2016, there were 4,042,116 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation

Condensed Consolidated Balance Sheets

	October 31, 2016	April 30, 2016
Assets	(Unaudited)
Current assets:
Cash	$62,953	$56,262
Accounts receivable, less allowance for doubtful accounts and sales returns of $60,000 and $100,000, respectively.	1,392,158	2,746,010
Inventories, net	1,328,995	1,335,654
Other current assets	212,365	122,775
Total current assets	2,996,471	4,260,701

Property and equipment, net	27,754	50,754

Other assets	34,151	29,479
Capitalized software development costs, net	300,174	326,274
Goodwill	1,083,555	1,083,555
Total assets	$4,442,105	$5,750,763

Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$988,264	$1,775,839
Accounts payable	521,083	736,922
Accrued liabilities	143,837	158,869
Convertible notes payable related parties	80,000	80,000
Total current liabilities	1,733,184	2,751,630

Other liabilities	71,667	107,499
Total liabilities	1,804,851	2,859,129

Commitments and contingencies
Stockholders' equity:
Preferred stock series A, par value $.01 per share. Designated 1,300,000 shares and no shares issued and outstanding at October 31, 2016 and April 30, 2016	—	—
Preferred stock series B, par value $12.20 per share. Designated 400,000 shares; Issued and outstanding shares 48,916 at October 31, 2016 and 331,559 at April 30, 2016, (Liquidation value $596,763)	596,763	4,045,007
Preferred stock series D, par value $136.00 per share. Designated 7,402 shares; Issued and outstanding shares 3,699 at October 31, 2016 and no shares issued and outstanding at April 30, 2016, (Liquidation value $503,000)	503,000	—
Common stock, par value $.001 per share
Authorized 54,000,000 common shares; par value $.001, issued and outstanding 3,716,010 at October 31, 2016 and 1,643,391 at April 30, 2016	3,716	1,644
Additional paid-in capital	28,431,597	24,556,425
Accumulated deficit	(26,897,822)	(25,711,442)
Total stockholders' equity	2,637,254	2,891,634
Total liabilities and stockholder’s equity	$4,442,105	$5,750,763

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Condensed Consolidated Statements of Operations

Three and Six Months Ended October 31, 2016 and 2015

(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2016	2015	2016	2015
Revenues	$4,679,079	$6,050,772	$9,593,936	$13,388,454

Costs and expenses:
Cost of sales	3,828,573	4,848,192	8,017,813	10,782,669
Engineering	42,054	46,280	98,080	100,239
Selling, general and administrative	1,024,617	1,279,723	2,580,567	2,683,989
Total costs and expenses	4,895,244	6,174,195	10,696,460	13,566,897

Loss from operations	(216,165)	(123,423)	(1,102,524)	(178,443)

Other income (expense):
Interest expense	(39,996)	(53,726)	(78,789)	(116,370)
Other income (loss)	(3,277)	6,881	(5,068)	7,289
Total other expense, net	(43,273)	(46,845)	(83,857)	(109,081)

Loss before income taxes	(259,438)	(170,268)	(1,186,381)	(287,524)

Gain on sale of State NOL	—	190,462	—	190,462

Net income (loss)	(259,438)	20,194	(1,186,381)	(97,062)

Dividend – Series A preferred stock	—	(58,949)	—	(121,609)

Net loss allocated to common shareholders	$(259,438)	$(38,755)	$(1,186,381)	$(218,671)

Net loss per share of common stock
Basic and diluted	$(0.07)	$(0.03)	$(0.40)	$(0.21)
Weighted average common shares outstanding
Basic and diluted	3,709,819	1,178,679	2,942,591	1,036,141

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended October 31, 2016

(Unaudited)

	Preferred Stock Series B		Preferred Stock Series D		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Total equity
Balance at May 1, 2016	331,559	$4,045,007	—	—	1,643,391	$1,644	$24,556,425	$(25,711,442)	$2,891,634

Stock-based compensation expense	—	—	—	—	188,333	188	428,812	—	429,000

Conversion of series B preferred stock to restricted common shares	(282,643)	(3,448,244)	—	—	1,884,286	1,884	3,446,360	—	—

Issuance of series D preferred stock for cash	—	—	3,699	503,000	—	—	—	—	503,000

Net loss	—	—	—	—	—	—	—	(1,186,380)	(1,186,380)

Balance at October 31, 2016	48,916	$596,763	3,699	$503,000	3,716,010	$3,716	$28,431,597	$(26,897,822)	$2,637,254

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Condensed Consolidated Statements of Cash Flows

Six Months Ended October 31, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(1,186,380)	$(97,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred gain on sale leaseback	(35,832)	(35,832)
Depreciation and amortization	49,100	68,301
Bad debt expense	2,897	5,222
Stock-based compensation expense	429,000	272,317
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,350,955	(1,126,469)
Decrease in inventories	6,659	697,696
Increase in other current assets	(89,590)	(3,806)
Increase (decrease) in other assets	(4,672)	19,731
Increase (decrease) in accounts payable	(215,839)	33,353
Decrease in accrued and other liabilities	(15,032)	(107,532)
Net cash provided by (used in) operating activities	291,266	(274,081)

Cash flows from investing activities:
Additions of property and equipment	—	(22,000)
Net cash used in investing activities	—	(22,000)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	(787,575)	13,295
Repayment of convertible notes	—	(27,500)
Proceeds from sale of preferred shares	503,000	100,000
Proceeds from sale of common shares	—	500,000
Net cash (used in) provided by financing activities	(284,575)	585,795

Net increase in cash	6,691	289,714

Cash at beginning of period	56,262	327,298

Cash at end of period	$62,953	$617,012

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$78,789	$116,370

Supplemental disclosures of cash flow information:
Conversion of series B preferred stock into common stock	$3,448,244	$—
Issuance of common stock for accrued dividend on series A preferred shares	$—	$174,233

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Notes to Condensed Consolidated Financial Statements

October 31, 2016 and 2015

(Unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Organization and Nature of Business

Dataram Corporation (“Dataram” or the “Company”) is an independent manufacturer and reseller of memory products and provider of performance solutions. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, HP, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers.  Dataram manufactures its memory in-house to meet three key criteria - quality, compatibility, and selection - and tests its memory for performance and OEM compatibility as part of the production process.  The Company has memory designed for over 50,000 systems and products that range from energy-efficient DDR4 modules to legacy SDR offerings.  The Company is a CMTL Premier Participant and ISO 9001 (2008 Certified). Its products are fully compliant with JEDEC Specifications.

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

Liquidity and Going Concern

The Company's condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal year ended April 30, 2016, the Company incurred losses of approximately $1,221,000. The Company also incurred losses of approximately $1,186,000 in fiscal 2017’s first six months ended October 31, 2016.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of October 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended October 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or for any future period.

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

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Nevada Secretary of State in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.001 per share on a one (1) for three (3) basis, effective on July 8, 2016. The accompanying condensed consolidated financial statements and notes thereto give retrospective effect of the reverse stock split for all periods presented.

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

Revenue Recognition

Revenue is recognized when title passes upon shipment of goods to customers. The Company’s revenue earning activities involve delivering or producing goods. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, selling price is fixed or determinable and collection is reasonably assured. The Company does experience a minimal level of sales returns and allowances for which the Company accrues a reserve at the time of sale. Estimated warranty costs are accrued by management upon product shipment based on an estimate of future warranty claims. Such amounts were not material for the three and six months ended October 31, 2016 and 2015.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stock holders by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and months ended October 31, 2016 and 2015 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of common shares issuable upon exercise or conversion of stock options, warrants, convertible notes and Series A, Series B and Series D preferred shares as their effect would be anti-dilutive.

Anti-dilutive securities consisted of the following at October 31:

	2016	2015
Common stock equivalent of convertible notes	—	100,000
Common stock equivalent of convertible notes – related parties	9,070	9,070
Series A preferred shares	—	946,069
Series B preferred shares	326,107	—
Series D preferred shares	369,853	—
Warrants	133,667	1,119,425
Common shares reserved for series A preferred share dividends	—	15,595
Stock options	2,778	111,916
Total	841,475	2,302,075

Recently Issued Accounting Pronouncements

On November 17, 2016, the FASB issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, providing specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash equivalents.  The amendments in ASU 2016-18 require that a statement of cash flows (SCF) explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively “CASH”). Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the SCF. The amendments in ASU 2016-18 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

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

Note 2: Related Party Transactions

The Company purchased inventories for resale from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) was employed by the Company as an advisor until August 31, 2016. For the six months ended October 31, 2016 the Company purchased approximately $40,000 of inventories and during the three month period ended October 31, 2016 the Company purchased approximately $21,000 of inventories. In the three and six month prior year periods ended October 31, 2015, the Company purchased approximately $165,000 of inventories and $289,000 of inventories, respectively, from Sheerr Memory. Accounts payable of nil and approximately $11,000 in the Company’s condensed consolidated balance sheets as of October 31, 2016 and April 30, 2016 respectively, was payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices were settled in the normal course of business. No interest is paid.

The Company purchased inventories for resale from Keystone Memory Group (“Keystone Memory”). Keystone Memory’s owner is a relative of Mr. Sheerr. During the three and six month period ended October 31, 2016 the Company purchased approximately $81,000 of inventories and $501,000 of inventories, respectively. In the three and six month prior year periods ended October 31, 2015, the Company purchased approximately $25,000 of inventories and $658,000 of inventories, respectively, from Keystone Memory. Accounts payable of nil and approximately $190,000 in the Company’s condensed consolidated balance sheets as of October 31, 2016 and April 30, 2016 respectively was payable to Keystone Memory. Keystone Memory offers the Company trade terms of net due and all invoices are settled in the normal course of business. No interest is paid.

On October 31, 2013, the Company entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013 for $500,000. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $103,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining deferred gain of approximately $358,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of approximately $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of approximately $72,000 is reflected in other liabilities – long-term in the condensed consolidated balance sheet as of October 31, 2016. As of April 30, 2016, the current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of approximately $107,000 is reflected in other liabilities – long-term in the condensed consolidated balance sheet as of April 30, 2016.

Note 3: Note Payable – Revolving Credit Line

The Company’s financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The Financing Agreement renewal date was August 31, 2016 and will renew from year to year unless such Financing Agreement is terminated as set forth in the loan agreement. The amount outstanding under the Financing Agreement bears interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting the Company’s ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. The Financing Agreement provides for advances against eligible accounts receivable and inventory balances based on prescribed formulas of raw materials and finished goods. There was approximately $131,000 of additional availability as of October 31, 2016.

Note 4: Stockholder’s Equity

Series B preferred shares

For the six months ended October 31, 2016, holders of Series B Preferred Stock (the “Series B Preferred Stock”) converted 282,643 shares of Series B Preferred Stock into 1,884,286 shares of common stock. The converted value for each share Series B Preferred Stock is approximately $12.20 or an aggregate of $3,448,244 and resulted in an offsetting increase to Additional Paid in Capital in the October 31, 2016 consolidated balance sheet. As of October 31, 2016, there were 48,916 shares of Series B Preferred Stock outstanding convertible into approximately 326,107 shares of common stock.

Series D preferred shares

On August 3, 2016, the Company entered into separate securities purchase agreements with accredited investors for the issuance and sale of the Company’s newly designated 0% Series D Convertible Preferred Stock (the “Series D Preferred Stock”) which are convertible into shares of the Company’s common stock, par value $0.001 per share. The Series D Preferred Stock is governed by a Certificate of Designations, Preferences and Rights of the 0% Series D Convertible Preferred Stock. Each share of Series D Preferred Stock was sold at a per share purchase price of $136.00 and converts into 100 shares of common stock, subject to adjustment for dividends and stock splits. On August 5, 2016, the Company closed the private placement and sold 3,699 shares of Series D Preferred Stock convertible into an aggregate of approximately 369,900 shares of common stock with gross proceeds to the Company of $503,000.

Bonus Shares

Bonus shares (the “Bonus Shares”) are an award to an eligible person of shares for services to be rendered or for past services already rendered to the Company. The Board of Directors of the Company (the “Board”) will determine the number of shares to be awarded to the eligible individual, in accordance with any restrictions thereon. These restrictions may be based upon completion of a specified number of years of service with the Company or upon satisfaction of performance goals based on performance factors. Payment for the Bonus Shares may be made in the form of cash, whole shares, or a combination thereof, based on the fair market value of the shares on the date of payment, as determined in the sole discretion of the Board.

Between May 1, 2016 and October 31, 2016 the Company awarded 188,333 restricted shares of the Company’s common stock to employees, executive officers and directors. The Company’s condensed consolidated statements of operations for the six months ended October 31, 2016 includes approximately $429,000 of stock-based compensation expense. These stock grants have been classified as equity instruments and, as such, a corresponding increase has been reflected in additional paid-in capital in the accompanying consolidated balance sheets.

Warrants

At October 31, 2016 the Company had 133,667 warrants outstanding with exercise prices between $7.50 and $10.50. A summary of warrant activity for the three months ended October 31, 2016 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life years	Aggregate intrinsic value (1)

Balance May 1, 2016	207,625	$19.74	1.24	—

Issued	—	—	—	—
Expired	(73,958)	$40.68
Balance October 31, 2016	133,667	$8.15	2.07	—

(1)	This amount represents the difference between the conversion price and $1.03, the closing price of Dataram common stock on October 31, 2016 as reported on the NASDAQ Stock Market, for all in-the-money warrants outstanding.

Note 5: Commitments and Contingencies

Leases

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 2016 are as follows:

Total
Year ending April 30:
2017 (Remaining)	131,000
2018	173,000
2019	130,000
2020	86,000
Total	$520,000

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

Similarly, on April 10, 2015, the Company filed an action against Mr. Freeman, Mr. Palker and MPP Associates, Inc., Dataram Corporation v. John Freeman, Marc Palker and MPP Associates, Inc., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15.

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

Note 6: Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and six months ended October 31, 2016 and 2015 by geographic region are as follows:

	Three months ended October 31, 2016	Six months ended October 31, 2016
United States	$3,432,000	$6,694,000
Europe	840,000	1,983,000
Other (principally Asia Pacific Region)	407,000	917,000
Consolidated	$4,679,000	$9,594,000

	Three months ended October 31, 2015	Six months ended October 31, 2015
United States	$5,108,000	$11,220,000
Europe	879,000	1,995,000
Other (principally Asia Pacific Region)	64,000	173,000
Consolidated	$6,051,000	$13,388,000

Note 7: Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in financial institutions. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers’ financial condition, as well as general economic conditions and, generally, requires no collateral from its customers. At October 31, 2016 amounts due from four customers totaled approximately 36%, 18%, 11% and 10%, of accounts receivable. At April 30, 2016, amounts due from one customer totaled approximately 15%.

In the fiscal quarter ended October 31, 2016 the Company had sales to one customer that totaled approximately 40% of revenues. For the six months ended October 31, 2016 sales to one customer totaled approximately 33% of revenues. For the comparable prior year quarter ended October 31, 2015, the Company had sales to three customers that were over 10% of revenues. These shipments were approximately 19%, 15% and 13% of total revenues, respectively. For the six months ended October 31, 2015, the Company had sales to three customers that were over 10% of revenues. These shipments were approximately 17%, 14% and 13% of total revenues, respectively.

Note 8: Entry into a Material Definitive Agreement

On June 13, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly owned subsidiary, Dataram Acquisition Sub, Inc. (“Acquisition Sub”), a Nevada corporation, U.S. Gold Corp., a Nevada corporation and exploration stage company that owns certain mining leases and other mineral rights comprising the Copper King gold and copper development project located in the Silver Crown Mining District of southeast Wyoming, and Copper King, LLC (“Copper King”), a principal stockholder of U.S. Gold Corp (the “Merger”) and the Keystone Project, located in Eureka County, Nevada. The closing of the Merger is subject to conditions as defined in the Merger Agreement.

Pursuant to the terms and conditions of the Merger Agreement, at the closing of the Merger, U.S. Gold Corp.’s common stock, Series A Preferred Stock and Series B Preferred Stock will be converted into the right to receive shares of the Company’s common stock or, at the election of any U.S. Gold Corp. stockholder, shares of the Company’s newly designated 0% Series C Convertible Preferred Stock, par value $0.001 per share, which are convertible into shares of common stock (the “Merger Consideration”). The Merger Consideration shall be allocated as defined in the Merger Agreement.

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse split of the Company’s issued and outstanding common stock on a 1 for 3 basis, which was effective with the State of Nevada on July 8, 2016 and with The NASDAQ Stock Market at the open of trading on July 11, 2016. All share and per share amounts are reflective of the reverse split.

On July 29, 2016, the Company, Acquisition Sub, U.S. Gold Corp. and Copper King, amended and restated the Merger Agreement to reflect the reverse split of the Company’s issued and outstanding common stock and to adjust certain aspects of the Merger Consideration and management consideration as defined in the Merger Agreement, as amended.

On September 14, 2016, the Company, Acquisition Sub, U.S. Gold Corp. and Copper King, amended and restated the Merger Agreement, as amended, to adjust certain aspects of the Merger Consideration and revise other covenants of the Merger Agreement, as amended (the “Second Amended and Restated Agreement”).

The Second Amended and Restated Agreement among other things:

•	Increased the number of shares issuable to holders of U.S. Gold’s Series C Preferred Stock issued in connection with U.S. Gold’s private placement (the “Financing”) to 18,181,817 from 16,666,667 shares and increase the maximum number of warrants to purchase the Company’s common stock issuable to the placement agent in the Financing to 400,000 warrants from 250,000 warrants;

•	Reduced the number of Escrow Shares (as defined in the Merger Agreement) to be delivered and held in escrow to secure any claims that may arise with respect to the representations, warranties, covenants or indemnification obligations of Copper King LLC to 10% of the Company Stockholder Consideration (as defined in the Merger Agreement) from 15%;

•	Removed the delivery of a new preliminary economic report (the “New Report”) showing a lower economic value for the Copper King Project than the previously delivered preliminary economic report as a trigger for the release of any Escrow Shares (as defined in the Merger Agreement);

•	Included a covenant for the delivery by U.S. Gold of a New Report within one year of the closing of the merger;

•	Included the requirement for the Company to register the Merger Consideration on a Form S-4;

•	Included a covenant that certain officers and directors of the Company shall be issued an aggregate of 820,000 shares of restricted stock pursuant to a shareholder approved equity incentive plan, subject to the execution of a two year lockup agreement; and

•	Revised the maximum number of shares the Company shall have outstanding at the closing of the merger, on a fully diluted basis, to 4,559,178 shares of common stock.

Note 9: Subsequent event

Between the quarter ended October 31, 2016 and the filing of this report, the holders of Series B Preferred Stock converted 48,916 Series B Preferred shares into 326,106 shares of common stock. The converted value for each Series B Preferred share is approximately $12.20 or $596,763.

On November 28, 2016, the Company, Acquisition Sub, U.S. Gold Corp. and Copper King, amended and restated the Merger Agreement, as amended, to adjust certain aspects of the Merger Consideration and revise other covenants of the Merger Agreement, as amended (the “Third Amended and Restated Agreement”).

The Third Amended and Restated Agreement among other things:

•	Increased the Merger Consideration for U.S. Gold holders of record, in the aggregate and on an “as converted” and fully diluted basis, to 48,616,089 shares of common stock and equivalents from 46,241,868 shares of common stock and equivalents. This includes:

o	Reducing the number of shares issuable to holders of U.S. Gold’s Series C Preferred Stock issued in connection with U.S. Gold’s private placement (the “Financing”) to 18,094,362 from 18,181,817;

o	Increasing the maximum number of warrants to purchase the Company’s common stock issuable to the placement agent in the Financing to 1,809,436 five-year cashless warrants from 400,000 warrants;

o	Adding a provision to issue 925,833 five-year options which vest 1/24 each month over the 2 years from the original date of issue to the holders of options issued in connection with the closing of the Keystone Acquisition (as defined in the Merger Agreement);

•	Eliminated a covenant that certain officers and directors of the Company be issued an aggregate of 820,000 shares of restricted stock pursuant to a shareholder approved equity incentive plan, subject to the execution of a two year lockup agreement; and

•	Revised the maximum number of shares the Company shall have outstanding at the closing of the merger, on a fully diluted basis, to 4,945,182 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10Q (“Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission which can be reviewed at http://www.sec.gov. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Dataram Corporation (the “Compnay”)is incorporated in the State of Nevada and the Company’s common stock is traded on The NASDAQ Capital Market under the symbol "DRAM."

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

The Company's principal executive office is located at 777 Alexander Road, Suite 100, Princeton, New Jersey, 08540, its telephone number is (609) 799-0071 and its website is located at http://www.dataram.com.

The Company is an independent manufacturer of memory products and provider of performance solutions. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, HP, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers.  Dataram manufactures its memory in-house to meet three key criteria - quality, compatibility, and selection - and tests its memory for performance and original equipment manufacturer (OEM) compatibility as part of the production process.  With memory designed for over 50,000 systems and with products that range from energy-efficient DDR4 modules to legacy SDR offerings, Dataram offers one of the most complete portfolios in the industry.  The Company is ISO 9001 (2008 Certified). Its products are fully compliant with JEDEC Specifications.

The Company’s customers include a global network of distributors, resellers, retailers, OEM customers and end users.

The Company competes with several other large memory manufacturers and OEMs.  The primary raw material used in producing memory boards is dynamic random access memory (DRAM) chips. The purchase cost of DRAMs is the largest single component of the total cost of a finished memory board. Consequently, average selling prices for computer memory boards are significantly dependent on the pricing and availability of DRAM chips.

Proposed Acquisition of US Gold Corp

On June 13, 2016, the Company entered into an agreement to acquire U.S. Gold Corp., a Nevada corporation, and subsidiaries ("U.S. Gold"). U.S. Gold is an exploration stage company that owns certain mining leases and other mineral rights comprising the Copper King gold and copper development project located in the Silver Crown Mining District of southeast Wyoming (the “Copper King Project”) and mining claims related to a gold development project in Eureka County, Nevada (the “Keystone Project”).

The closing of the transaction is subject to certain closing conditions, including shareholder approval and regulatory review. There is no assurance that such conditions will be satisfied and approvals secured such that the transaction will be consummated.

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

Liquidity and Capital Resources

As of October 31, 2016, the Company had cash totaling approximately $63,000. Net cash provided by operating activities totaled approximately $291,000 for the six months ended October 31, 2016. Net loss totaled approximately $1,186,000 which included approximately $429,000 of stock based compensation expense. Trade receivables decreased by approximately $1,351,000 primarily the result of decreased revenues. Accounts payable decreased by approximately $216,000. Other current assets increased by approximately $90,000 as a result of cost associated with the proposed acquisition of US Gold Corp.

Net cash used in financing activities for the six months ended October 31, 2016 totaled approximately $285,000. The Company’s repayments on its line of credit totaled approximately $788,000. The Company issued Preferred Series B shares for cash proceeds of $503,000.

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

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 2016 are as follows:

Total
Year ending April 30:
2017	131,000
2018	173,000
2019	130,000
2020	86,000
Total	$520,000

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended October 31, 2016 were $4,679,000 compared to revenues of $6,051,000 for the three month period ended October 31, 2015. Revenues for the first six months of the current fiscal year were $9,594,000 compared to revenues of $13,388,000 for the comparable prior year period. The decline in revenues for the three and six months ended October 31, 2016 is primarily attributable to a decline in average selling prices of approximately 36% from the comparable prior year periods.

Cost of sales for the three and six months ended October 31, 2016 were $3,829,000 and $8,018,000, respectively versus $4,848,000 and $10,783,000, respectively in the prior year comparable periods. Cost of sales as a percentage of revenues for the three and six months October 31, 2016 were 82% and 84%, respectively of revenues versus 80% and 81% of revenues for the same respective prior year periods. The decrease in gross margin as a percent of sales is a result of the Company trying to protect market share in an environments of declining selling prices.

Engineering expense in the three and six months ended October 31, 2016 were approximately $42,000 and $98,000, respectively, which is comparable to $46,000 and $100,000 for the same respective prior year periods.

Selling, general and administrative (S,G&A) expense for the three and six month period ended October 31, 2016 totaled $1,025,000 and $2,584,000, respectively, compared to $1,280,000 and $2,684,000 for the same prior year periods. The Company has reduced annualized S,G&A overhead cost by approximately $1,000,000 in the prior twelve months. The decrease is the result of reduction in employees and other cost. The Company recorded approximately $429,000 of stock based compensation charges in the current years fiscal first quarter ended July 31, 2016 compared to $213,000 in the comparable prior year period.

Other income (expense), net for the three and six month period ended October 31, 2016 totaled approximately $43,000 and $84,000 of expense, respectively, compared to expense of approximately $47,000 and $109,000, for the same prior year periods. Other expense in the three month period ended October 2016 consisted of approximately 40,000 of interest expense and approximately $3,000 of foreign currency transaction losses. Other expense for the six months ended October 31, 2016 consisted of interest expense of approximately $79,000 and approximately $5,000 of foreign currency transaction losses. Other income (expense) in the three month period ended October 31, 2015 consisted of approximately $54,000 of interest expense and approximately $7,000 of foreign currency transaction gains. For the six month period ended October 31, 2015 other income (expense) consisted of approximately $116,000 of interest expense and approximately $7,000 of foreign currency transaction gains.

In May 2015, Dataram filed an application with the state of New Jersey (NJ) for the transfer of the NJ State tax benefit associated with its State of New Jersey specific Net Operating Losses (NOLs).  The Company executed a contract of sale and received proceeds of approximately $190,000 on December 9, 2015.

Off Balance Sheet Arrangements

None.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended October 31, 2016, there were no changes to our internal control over financial reporting.

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

Similarly, on April 10, 2015, the Company filed an action against Mr. Freeman, Mr. Palker and MPP Associates, Inc., Dataram Corporation v. John Freeman, Marc Palker and MPP Associates, Inc., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

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

DATARAM CORPORATION

Date: December 15, 2016	By:	/s/ DAVID A MOYLAN
David A. Moylan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2016	By:	/s/ ANTHONY M. LOUGEE
Anthony M. Lougee
Chief Financial Officer
(Principal Finance and Accounting Officer)