Form 10-Q
period 2017-01-31
DATARAM CORP
filed 2017-03-15
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock ($.001 par value): As of March 15, 2017, there were 4,818,666 shares outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Dataram Corporation

Condensed Consolidated Balance Sheets

	January 31, 2017	April 30, 2016
	(Unaudited)
Assets
Current assets:
Cash	$43,298	$56,262
Accounts receivable, less allowance for doubtful accounts and sales returns of $50,000 and $100,000, respectively.	1,257,788	2,746,010
Inventories, net	986,606	1,335,654
Other current assets	414,777	122,775
Total current assets	2,702,469	4,260,701

Property and equipment, net	15,754	50,754

Other assets	34,151	29,479
Capitalized software development costs, net	287,124	326,274
Goodwill	1,083,555	1,083,555
Total assets	$4,123,053	$5,750,763

Liabilities and Stockholders' Equity
Current liabilities:
Note payable-revolving credit line	$869,836	$1,775,839
Accounts payable	884,091	736,922
Accrued liabilities	98,420	158,869
Convertible notes payable related parties	80,000	80,000
Total current liabilities	1,932,347	2,751,630

Other liabilities	53,751	107,499
Total liabilities	1,986,098	2,859,129

Commitments and contingencies
Stockholders' equity:
Preferred stock series A, par value $.01 per share. Designated 1,300,000 shares and no shares issued and outstanding at January 31, 2017 and April 30, 2016	—	—
Preferred stock series B, par value $12.20 per share. Designated 400,000 shares; no shares issued and outstanding at January 31, 2017 and 331,559 at April 30, 2016	—	4,045,007
Preferred stock series D, par value $136.00 per share. Designated 7,402 shares; Issued and outstanding shares 3,699 at January, 2017 and no shares issued and outstanding at April 30, 2016, (Liquidation value $503,000)	503,000	—
Common stock, par value $.001 per share
Authorized 54,000,000 common shares; par value $.001, issued and outstanding 4,046,960 at January 31, 2017 and 1,648,287 at April 30, 2016	4,047	1,648
Additional paid-in capital	29,028,029	24,556,421
Accumulated deficit	(27,398,121)	(25,711,442)
Total stockholders' equity	2,136,955	2,891,634
Total liabilities and stockholder’s equity	$4,123,053	$5,750,763

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Condensed Consolidated Statements of Operations

Three and Nine Months Ended January 31, 2017 and 2016

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016

Revenues	$3,492,011	$6,603,463	$13,085,947	$19,991,917

Costs and expenses:
Cost of sales	2,918,885	5,298,101	10,936,698	16,080,770
Engineering	44,808	35,047	142,888	135,286
Selling, general and administrative	998,180	1,678,454	3,578,747	4,362,443
Total costs and expenses	3,961,873	7,011,602	14,658,333	20,578,499

Loss from operations	(469,862)	(408,139)	(1,572,386)	(586,582)

Other income (expense):
Interest expense	(25,458)	(46,638)	(104,247)	(163,008)
Other loss	(4,978)	(17,246)	(10,046)	(9,957)
Gain on debt extinguishment	—	22,033	—	22,033
Total other expense, net	(30,436)	(41,851)	(114,293)	(150,932)

Loss before income taxes	(500,298)	(449,990)	(1,686,679)	(737,514)

Gain on sale of State NOL	—	—	—	190,462

Net loss	(500,298)	(449,990)	(1,686,679)	(547,052)

Dividend – Series A preferred stock	—	—	—	(121,609)

Net loss allocated to common shareholders	$(500,298)	$(449,990)	$(1,686,679)	$(668,660)

Net loss per share of common stock
Basic and diluted	$(0.13)	$(0.32)	$(0.51)	$(0.58)
Weighted average common shares outstanding
Basic and diluted	3,972,570	1,406,305	3,289,147	1,159,533

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended January 31, 2017

(Unaudited)

	Preferred Stock Series B		Preferred Stock Series D		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Total equity
Balance at May 1, 2016	331,559	$4,045,007	—	—	1,648,235	$1,648	$24,556,421	$(25,711,442)	$2,891,634

Stock-based compensation expense	—	—	—	—	188,333	188	428,812	—	429,000

Conversion of series B preferred stock to restricted common shares	(331,559)	(4,045,007)	—	—	2,210,392	2,211	4,042,796	—	—

Issuance of series D preferred stock for cash	—	—	3,699	503,000	—	—	—	—	503,000

Net loss	—	—	—	—	—	—	—	(1,686,679)	(1,686,679)

Balance at January 31, 2017	—	$—	3,699	$503,000	4,046,960	$4,047	$29,028,029	$(27,398,121)	$2,136,955

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Condensed Consolidated Statements of Cash Flows

Nine Months Ended January 31, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(1,686,679)	$(547,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred gain on sale leaseback	(53,748)	(53,748)
Depreciation and amortization	74,150	98,100
Provision for doubtful accounts	11,375	27,219
Stock-based compensation expense	429,000	665,817
Gain on convertible debt extinguishment	—	(22,033)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,476,847	(1,232,808)
Decrease in inventories	349,048	532,034
Decrease (increase) in other current assets	(292,002)	11,972
Increase (decrease) in other assets	(4,672)	19,731
Increase (decrease) in accounts payable	147,168	(123,445)
Decrease in accrued and other liabilities	(60,449)	(136,742)
Net cash provided by (used in) operating activities	390,038	(760,954)

Net cash used in investing activities:
Additions of property and equipment	—	(22,000)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit line	(906,004)	584,149
Repayment of convertible notes	—	(27,500)
Proceeds from sale of preferred shares	503,000	100,000
Proceeds from sale of common shares	—	500,000
Net cash (used in) provided by financing activities	(403,004)	1,156,649

Net (decrease) increase in cash	(12,964)	373,695

Cash at beginning of period	56,262	327,298

Cash at end of period	$43,298	$700,993

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$46,638	$163,008

Supplemental disclosures of cash flow information:
Non-cash preferred stock dividends	$—	$121,609
Conversion of series B preferred stock into common stock	$4,045,007	$233,354
Issuance of series B preferred stock for extinguishment of convertible notes and accrued interest payable	$—	$600,000
Exchange of common warrant for series B preferred stock	$—	$806,860
Exchange of series A preferred stock for series B preferred stock	$—	$1,044,374
Exchange of interest payable on convertible debt for series B preferred stock	$—	$72,000

See accompanying notes to condensed consolidated financial statements.

Dataram Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2017 and 2016

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

Liquidity and Going Concern

The Company's condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal year ended April 30, 2016, the Company incurred losses of approximately $1,221,000. The Company also incurred losses of approximately $1,687,000 for the nine months ended January 31, 2017.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended January 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or for any future period.

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

Revenue Recognition

Revenue is recognized when title passes upon shipment of goods to customers. The Company’s revenue earning activities involve delivering or producing goods. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, selling price is fixed or determinable and collection is reasonably assured. The Company does experience a minimal level of sales returns and allowances for which the Company accrues a reserve at the time of sale. Estimated warranty costs are accrued by management upon product shipment based on an estimate of future warranty claims. Such amounts were not material for the three and nine months ended January 31, 2017 and 2016.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stock holders by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the three and nine months ended January 31, 2017 and 2016 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of common shares issuable upon exercise or conversion of stock options, warrants, convertible notes Series B and Series D preferred shares as their effect would be anti-dilutive.

Anti-dilutive securities consisted of the following at January 31:

	2017	2016
Common stock equivalent of convertible notes – related parties	9,070	9,070
Series A preferred shares	—
Series B preferred shares	—	2,230,390
Series D preferred shares	369,853	—
Warrants	133,667	237,625
Stock options	2,778	2,778
Total	515,368	2,479,863

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (ASU) 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

On November 17, 2016, the FASB issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, providing specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash equivalents.  The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively “CASH”). Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the SCF. The amendments in ASU 2016-18 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests held through Related Parties that are under Common Control,” (“ASU 2016-17”) which alters how a decision maker considers indirect interests in a variable interest entity (VIE) held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. The Company is currently evaluating the effect that ASU 2016-17 will have on the Company’s condensed consolidated financial statements.

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

Note 2: Related Party Transactions

The Company purchased inventories for resale from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) was employed by the Company as an advisor until August 31, 2016. In the nine months ended January 31, 2017 the Company purchased approximately $40,000 of inventories. In the three and nine months ended January 31, 2016, the Company purchased approximately $42,000 of inventories and $331,000 of inventories, respectively, from Sheerr Memory. Accounts payable of nil and approximately $11,000 in the Company’s condensed consolidated balance sheets as of January 31, 2017 and April 30, 2016 respectively, was payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices were settled in the normal course of business. No interest was paid.

The Company purchased inventories for resale from Keystone Memory Group (“Keystone Memory”). Keystone Memory’s owner is a relative of Mr. Sheerr. In the nine month period ended January 31, 2017 the Company purchased approximately $501,000 of inventories. For the three and nine months ended January 31, 2016, the Company purchased approximately $309,000 of inventories and $967,000 of inventories, respectively, from Keystone Memory. Accounts payable of nil and approximately $190,000 in the Company’s condensed consolidated balance sheets as of January 31, 2017 and April 30, 2016 respectively was payable to Keystone Memory. Keystone Memory offers the Company trade terms of net due and all invoices are settled in the normal course of business. No interest was paid.

On October 31, 2013, the Company entered into an agreement with Mr. Sheerr to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013 for $500,000. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $103,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining deferred gain of approximately $358,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of approximately $72,000 deferred gain was reflected in accrued liabilities and the long-term portion of approximately $54,000 is reflected in other liabilities – long-term in the condensed consolidated balance sheet as of January 31, 2017. As of April 30, 2016, the current portion of $72,000 deferred gain is reflected in accrued liabilities and the long-term portion of approximately $107,000 is reflected in other liabilities – long-term in the condensed consolidated balance sheet as of April 30, 2016.

Note 3: Note Payable – Revolving Credit Line

The Company’s financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The Financing Agreement renewal date was August 31, 2016 and will renew from year to year unless such Financing Agreement is terminated as set forth in the loan agreement. The amount outstanding under the Financing Agreement bears interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting the Company’s ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. The Financing Agreement provides for advances against eligible accounts receivable and inventory balances based on prescribed formulas of raw materials and finished goods. There was approximately $10,000 of additional availability as of January 31, 2017.

Note 4: Stockholder’s Equity

Series B preferred shares

For the nine months ended January 31, 2017, holders of Series B Preferred Stock (the “Series B Preferred Stock”) converted 331,559 shares of Series B Preferred Stock into 2,210,392 shares of common stock. The converted value for each share Series B Preferred Stock is approximately $12.20 or an aggregate of $4,045,007. As of January 31, 2017, all shares of Series B Preferred Stock outstanding have been converted in common stock.

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

Between May 1, 2016 and January 31, 2017 the Company awarded 188,333 restricted shares of the Company’s common stock to employees, executive officers and directors. The Company’s condensed consolidated statements of operations for the nine months ended January 31, 2017 includes approximately $429,000 of stock-based compensation expense.

Warrants

At January 31, 2017 the Company had 133,667 warrants outstanding with exercise prices between $7.50 and $10.50. A summary of warrant activity for the nine months ended January 31, 2017 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life years	Aggregate intrinsic value (1)

Balance May 1, 2016	207,625	$19.74	1.24	—

Issued	—	—	—	—
Expired	(73,958)	$40.68
Balance January 31, 2017	133,667	$8.15	1.82	—

(1)	This amount represents the difference between the exercise price and $1.43, the closing price of Dataram common stock on January 31, 2017 as reported on the NASDAQ Stock Market, for all in-the-money warrants outstanding.

Note 5: Commitments and Contingencies

Leases

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2017 are as follows:

Total
Year ending April 30:
2017 (Remaining)	70,000
2018	283,000
2019	130,000
2020	86,000
Total	$569,000

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

Note 6: Financial Information by Geographic Location

The Company currently operates in one business segment that develops, manufactures and markets a variety of memory systems for use with network servers and workstations which are manufactured by various companies. Revenues for the three and nine months ended January 31, 2017 and 2016 by geographic region are as follows:

	Three months ended January 31, 2017	Nine months ended January 31, 2017
United States	$2,363,000	$9,057,000
Europe	756,000	2,739,000
Other (principally Asia Pacific Region)	373,000	1,290,000
Consolidated	$3,492,000	$13,086,000

	Three months ended January 31, 2016	Nine months ended January 31, 2016
United States	$5,039,000	$16,260,000
Europe	1,396,000	3,391,000
Other (principally Asia Pacific Region)	168,000	341,000
Consolidated	$6,603,000	$19,992,000

Note 7: Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in financial institutions. To the extent that such deposits exceed the maximum insurance levels, they are uninsured. The Company performs ongoing evaluations of its customers’ financial condition, as well as general economic conditions and, generally, requires no collateral from its customers. At January 31, 2017 amounts due from three customers totaled approximately 29%, 28% and 11%, of accounts receivable. At April 30, 2016, amounts due from one customer totaled approximately 15%.

For the three months ended January 31, 2017 the Company had sales to two customers that totaled over 10% of revenues. These shipments were approximately 28% and 17% of revenues. For the nine months ended January 31, 2017, sales to two customers totaled approximately 32% and 10% of revenues. For the three months ended January 31, 2016, sales to two customers were approximately 28% and 14% of total revenues. For the nine months ended January 31, 2016, the Company had sales to two customers that totaled approximately 21% and 14% of total revenues.

Note 8: Entry into a Material Definitive Agreement

On June 13, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly owned subsidiary, Dataram Acquisition Sub, Inc. (“Acquisition Sub”), a Nevada corporation, U.S. Gold Corp., a Nevada corporation and exploration stage company that owns certain mining leases and other mineral rights comprising the Copper King gold and copper development project located in the Silver Crown Mining District of southeast Wyoming and the Keystone Project located in Eureka county, Nevada, and Copper King, LLC (“Copper King”), a principal stockholder of U.S. Gold Corp (the “Merger”). The closing of the Merger is subject to conditions as defined in the Merger Agreement.

Pursuant to the terms and conditions of the Merger Agreement, at the closing of the Merger, U.S. Gold Corp.’s outstanding common stock and preferred stock will be converted into the right to receive shares of the Company’s common stock or, at the election of any U.S. Gold Corp. stockholder, shares of the Company’s newly designated 0% Series C Convertible Preferred Stock, par value $0.001 per share, which are convertible into shares of common stock (the “Merger Consideration”). The Merger Consideration shall be allocated as defined in the Merger Agreement.

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

The Second Amended and Restated Agreement among other things:

•	Increased the number of shares issuable to holders of U.S. Gold’s Series C Preferred Stock issued in connection with U.S. Gold’s private placement to 18,181,817 from 16,666,667 shares and increase the maximum number of warrants to purchase the Company’s common stock issuable to the placement agent in the Financing to 400,000 warrants from 250,000 warrants;

•	Reduced the number of Escrow Shares (as defined in the Merger Agreement) to be delivered and held in escrow to secure any claims that may arise with respect to the representations, warranties, covenants or indemnification obligations of Copper King LLC to 10% of the Company Stockholder Consideration (as defined in the Merger Agreement) from 15%;

•	Removed the delivery of a new preliminary economic report showing a lower economic value for the Copper King Project than the previously delivered preliminary economic report as a trigger for the release of any Escrow Shares (as defined in the Merger Agreement);

•	Included a covenant for the delivery by U.S. Gold of a new economic report within one year of the closing of the merger;

•	Included the requirement for the Company to register the Merger Consideration on a Form S-4;

•	Included a covenant that certain officers and directors of the Company shall be issued an aggregate of 820,000 shares of restricted stock pursuant to a shareholder approved equity incentive plan, subject to the execution of a two year lockup agreement; and

•	Revised the maximum number of shares the Company shall have outstanding at the closing of the merger, on a fully diluted basis, to 4,559,178 shares of common stock.

On November 28, 2016, the Company, Acquisition Sub, U.S. Gold Corp. and Copper King, amended and restated the Merger Agreement, as amended, to adjust certain aspects of the Merger Consideration and revise other covenants of the Merger Agreement, as amended (the “Third Amended and Restated Agreement”).

The Third Amended and Restated Agreement among other things:

•	Increased the Merger Consideration for U.S. Gold holders of record, in the aggregate and on an “as converted” and fully diluted basis, to 48,616,089 shares of common stock and equivalents from 46,241,868 shares of common stock and equivalents. This includes:

o	Reducing the number of shares issuable to holders of U.S. Gold’s Series C Preferred Stock issued in connection with U.S. Gold’s private placement to 18,094,362 from 18,181,817;

o	Increasing the maximum number of warrants to purchase the Company’s common stock issuable to the placement agent in the Financing to 1,809,436 five-year cashless warrants from 400,000 warrants;

o	Adding a provision to issue 925,833 five-year options which vest 1/24 each month over the 2 years from the original date of issue to the holders of options issued in connection with the closing of the Keystone Acquisition (as defined in the Merger Agreement);

•	Eliminated a covenant that certain officers and directors of the Company be issued an aggregate of 820,000 shares of restricted stock pursuant to a shareholder approved equity incentive plan, subject to the execution of a two year lockup agreement; and

•	Revised the maximum number of shares the Company shall have outstanding at the closing of the merger, on a fully diluted basis, to 4,945,182 shares of common stock.

Note 9: Subsequent events

On February 1, 2017 the Company granted 32,000 shares of restricted common stock to the directors of the Company. The Company will record approximately $47,000 of stock based compensation related to these grants.

On February 1, 2017 the Company declared a Preferred Series D dividend of approximately 3,699 Preferred Series D shares. Each share of Series D Preferred Stock converts into 100 shares of common stock, subject to adjustment for dividends and stock splits.

Between February 1, 2017 and the filing of this report, the holders of Series D Preferred Stock converted 7,397 Series D Preferred shares into 739,706 shares of common stock. There are no shares of Series D Preferred Stock outstanding as of February 21, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission which can be reviewed at http://www.sec.gov. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

Dataram Corporation (the “Company”) is incorporated in the State of Nevada and the Company’s common stock is traded on The NASDAQ Capital Market under the symbol "DRAM."

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

Proposed Acquisition of US Gold Corp

On June 13, 2016, the Company entered into an agreement, as amended, to acquire U.S. Gold Corp., a Nevada corporation (“U.S. Gold”). U.S. Gold is an exploration stage company that owns certain mining leases and other mineral rights comprising the Copper King gold and copper development project located in the Silver Crown Mining District of southeast Wyoming (the “Copper King Project”) and mining claims related to a gold development project in Eureka County, Nevada (the “Keystone Project”).

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

Liquidity and Capital Resources

As of January 31, 2017, the Company had cash totaling approximately $43,000. Net cash provided by operating activities totaled approximately $390,000 for the nine months ended January 31, 2017. Net loss totaled approximately $1,687,000 which included approximately $429,000 of stock based compensation expense. Trade receivables decreased by approximately $1,477,000 primarily the result of decreased revenues. Inventory decrease by approximately $349,000 and accounts payable increased by approximately $147,000. Other current assets increased by approximately $292,000 as a result of cost associated with the proposed acquisition of US Gold Corp.

Net cash used in financing activities for the nine months ended January 31, 2017 totaled approximately $403,000. The Company’s repayments on its line of credit totaled approximately $906,000. The Company issued and sold Series B Preferred Stock for cash proceeds of $503,000.

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

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of January 31, 2017 are as follows:

Total
Year ending April 30:
2017	70,000
2018	283,000
2019	130,000
2020	86,000
Total	$569,000

The Company has no other material commitments.

Results of Operations

Revenues for the three month period ended January 31, 2017 were $3,492,000 compared to revenues of $6,603,000 for the three month period ended January 31, 2016. Revenues for the first nine months of the current fiscal year were $13,086,000 compared to revenues of $19,992,000 for the comparable prior year period. The decline in revenues for the three month period ended January 31, 2017 is attributable to a decline in average selling prices of approximately 13% from the comparable prior year period. There was also a decline in volume as measured by gigabytes shipped of approximately 43% in the three month period ended January 31, 2017 compared to the same period last year. The decline in revenues for the nine months ended January 31, 2017 was the result of approximately 31% decrease in average selling prices compared to the same period last year.

Cost of sales for the three and nine months ended January 31, 2017 were $2,918,000 and $10,937,000, respectively versus $5,298,000 and $16,081,000, respectively in the prior year comparable periods. Cost of sales as a percentage of revenues for the three and nine months January 31, 2017 were 84% of revenues versus 80% of revenues for the same respective prior year periods. The decrease in gross margin as a percent of sales is a result of the Company trying to protect market share in a competitive environment.

Engineering expense in the three and nine months ended January 31, 2017 were approximately $45,000 and $143,000, respectively, which is comparable to $35,000 and $135,000 for the same respective prior year periods.

Selling, general and administrative (S,G&A) expense for the three and nine month period ended January 31, 2017 totaled $998,000 and $3,579,000, respectively, compared to $1,678,000 and $4,362,000 for the same prior year periods. The Company has reduced annualized SG&A overhead cost by approximately $1,000,000 in the prior twelve months. The decrease is the result of reduction in employees and other cost. The Company recorded approximately $429,000 of stock based compensation charges in the current year’s fiscal first quarter ended July 31, 2016. Stock based compensation expense recorded in the nine months ended January 31, 2016 totaled $666,000.

Other income (expense), net for the three and nine month period ended January 31, 2017 totaled approximately $30,000 and $114,000 of expense, respectively, compared to expense of approximately $42,000 and $151,000, for the same prior year periods. Other expense in the three month period ended January 31, 2017 consisted of approximately 25,000 of interest expense and approximately $5,000 of foreign currency transaction losses. Other expense for the nine months ended January 31, 2017 consisted of interest expense of approximately $104,000 and approximately $10,000 of foreign currency transaction losses. Other income (expense) in the three month period ended January 31, 2016 consisted of approximately $47,000 of interest expense and approximately $17,000 of foreign currency transaction losses. Additionally, there was approximately $22,000 of debt extinguishment gain recorded. For the nine month period ended January 31, 2016 other income (expense) of $151,000 consisted primarily of interest expense and the aforementioned debt extinguishment gain

In May 2015, Dataram filed an application with the state of New Jersey (NJ) for the transfer of the NJ State tax benefit associated with its State of New Jersey specific Net Operating Losses (NOLs). The Company executed a contract of sale and received proceeds of approximately $190,000 on December 9, 2015.

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

Goodwill – The carrying value of goodwill is not amortized, but is tested annually as of April 30th as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. As of April 30, 2016, management has concluded that no impairment of goodwill is required.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended January 31, 2017, there were no changes to our internal control over financial reporting.

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

DATARAM CORPORATION

Date: March 15, 2017	By:	/s/ DAVID A MOYLAN
David A. Moylan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2017	By:	/s/ ANTHONY M. LOUGEE
Anthony M. Lougee
Chief Financial Officer
(Principal Finance and Accounting Officer)