Form 10-K
period 2017-04-30
U.S. GOLD CORP.
filed 2017-07-31
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company.

See definition of "accelerated filer,” “large accelerated filer,” “smaller reporting company” and “Emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth Company [  ]

Indicate by check mark whether the registrant is a shell-company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to section 13 of the exchange act [  ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant’s most recently completed second quarter, October 31, 2016, was $3,827,490.

The number of shares of Common Stock outstanding on July 27, 2017, was 11,654,654 shares.

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

PART I

Item 1. BUSINESS

Overview

Since 1967, Dataram Corporation (“Dataram” or the “Company”) has been an independent manufacturer of memory products and provider of performance solutions. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, Hewlett-Packard, Huawei, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers. Dataram manufactures its memory in-house to meet three key criteria - quality, compatibility, and selection - and tests its memory for performance and original equipment manufacturer (OEM) compatibility as part of the production process. With memory designed for over 50,000 systems and with products that range from energy-efficient DDR4 modules to legacy SDR offerings, Dataram offers one of the most complete portfolios in the industry. The Company is a CMTL Premier Participant and ISO 9001 (2008 Certified). Its products are fully compliant with JEDEC Specifications.

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

In addition to memory products, Dataram offers solutions that provide its customers significant and quantifiable cost savings (reduction in total cost of ownership) while helping them manage end-of-life transitions. These include:

●	Design and engineering services
●	Contract and flexible manufacturing to accommodate special customer needs
●	Simulation labs for testing and validation

●	Financial programs and trade-in / trade-up programs to allow customers to optimize memory procurements
●	Software tools to assess memory needs and optimize memory deployment and application performance

Dataram operates through two business lines which provide complementary solutions to the market. Each has a different customer focus and “go to market” approach. They are:

●	Enterprise Memory Solutions (formerly Princeton Memory)
●	Web Solutions (formerly Micro Memory Bank (MMB))

The Enterprise Memory Solutions business provides innovative new memory products that support enterprise / mission critical needs; custom and high-end memory solutions for the most demanding customers ranging from enterprise and data center segments to power users; provides solutions to extend the density memory options available to customers. The business also provides:

●	Memory Solutions Services:

o	Performance optimization, total cost of computing reduction consulting
o	Engineering and design services for embedded applications
o	Customized consignment programs
o	Product on-demand offerings
o	Installation services

●	Software: products that improve application and computing performance
●	Trade-in / Buy-back Program: provides customers with opportunity to “trade-in” existing memory as part of a sale with trade-in credited towards purchase of new memory. Memory traded-in is inspected, tested, certified, refurbished as needed, and then sold.
●	Legacy Memory Solutions: provides new and refurbished memory products which are not commonly available. These solutions extend the life of the system where memory is no longer available by the OEM, helping companies avoid the cost of additional hardware expenditures.
●	Storage Solutions: the storage product line provides primarily SSDs (solid state drives) for enterprise and data center environments.
●

ITAD (IT Asset Disposition) / Technology Recycling: ITAD services provide end of life recycling services to customers across all IT hardware categories including laptops, desktops, workstations, servers, main frames, hubs and switches.

The Web Solutions business (formerly Micro Memory Bank (MMB)) business procures and sells new and refurbished memory for laptops, desktops and servers through its online / e-commerce / web operations. It includes the 18004Memory.com and Memorystore.com businesses. The Web Solutions business maintains a particular niche in legacy memory products where memory is no longer available by the OEM. It is one of the few businesses in the industry that can source and supply most memory upgrades ever manufactured to include technologies such as FPM, EDO, SDRAM, DDR, DDR2, DDR3 and DDR4 products for Notebooks, PCs and Servers. The business also sells memory products for a wide range of consumer oriented devices including significant business in Apple-Mac memory. The business also, on a limited basis, provides brokerage services whereby it makes opportunistic purchases of excess surplus inventories for less than market price and upon acquisition, tests, certifies and sometimes refurbishes the product, prior to sale.

Dataram History

The Company is incorporated in the State of Nevada and was originally incorporated in the State of New Jersey in 1967. The Company’s common stock is traded on The NASDAQ Capital Market under the symbol "USAU"

On June 13, 2016, the Company entered into an Agreement and Plan of Merger, as amended and restated on July 29, 2016, and further amended and restated on September 14, 2016 and November 28, 2016 (as so amended, the “Merger Agreement”), with Dataram Acquisition Sub, Inc., a Nevada corporation and our wholly-owned subsidiary (“DAS”), U.S. Gold Corp., a Nevada corporation (“USG”) and Copper King LLC, the principal shareholder of USG (“Copper King”).

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a 1 for 3 basis. The reverse stock split was effective on July 11, 2016. All share and per share amounts have been retrospectively adjusted for all periods presented to give effect to the reverse stock-split.

On May 3, 2017, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a 1 for 4 basis. The reverse stock split was effective on May 5, 2017. All share and per share amounts have been retrospectively adjusted for all periods presented to give effect to the reverse stock-split.

On May 23, 2017 (the “Closing Date”), the Company closed the transactions contemplated under the Merger Agreement (the “Closing”) and filed Articles of Merger with the State of Nevada, pursuant to which USG was merged with and into DAS, with USG surviving the merger as the surviving corporation and wholly-owned subsidiary of the Company .

The Company's principal executive office is located at 777 Alexander Road, Suite 100, Princeton, New Jersey, 08540, its telephone number is (609) 799-0071, its fax is (609) 799-6734, and its website is located at http://www.dataram.com.

Available Information

The Company files annual, quarterly, and current reports, as well as proxy statements and other information with the Securities and Exchange Commission, available to the public free of charge over the Internet at our website at http://www.dataram.com where our corporate governance materials, committee charters and code of conduct are also available. In addition, materials we file with the SEC are available on the SEC’s website as www.SEC.GOV free of charge.

Industry Background

The market for the Company’s memory products is principally the buyers and owners of workstations, servers and the OEMs that manufacture workstations, servers and other products that use embedded computers. These systems have been important to the growth of the Internet.

The OEM market is also an important part of the Company’s business. We believe that increasingly cost conscious OEMs are looking to independent memory suppliers such as the Company for the low-cost supply of memory modules.

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

Network servers are computer systems on a network which provide dedicated functions accessible by all workstations and other systems on the same network. Examples of different types of servers in use today include file servers, communication servers, computation servers, database servers, print servers and storage servers.

The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, Hewlett-Packard, Huawei, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers.

The “open system” philosophy espoused by most of the general computer industry has played a part in enlarging the market for third party vendors. Under the “open system” philosophy, manufacturers adhere to industry design standards, enabling users to “mix and match” hardware and software products from a variety of vendors so that a system can be configured for the user’s application in the most economical manner with reduced concern for compatibility and support. Memory products for workstations and servers have become commodities with substantial competition from OEMs and a number of independent memory manufacturer suppliers.

Products

The Company’s principal business is the development, manufacture and marketing of memory modules which can be installed initially or, added to various enterprise servers and workstations to upgrade or expand the capabilities of such systems. When vendors produce computer systems adhering to open system industry standards, the development effort for the Company and other independent memory manufacturers is straightforward and allows for the use of many standard components.

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

Product Warranty and Service

Management believes that Dataram’s reputation for providing reliable memory products and confidence of prospective purchasers in Dataram’s ability to provide service over the life of the product, are important factors in making sales. The Company offers a Limited Lifetime Warranty program for its memory products. The economic useful life of the computer systems to which the Company's memory modules are attached is almost always substantially less than the physical useful life of the Company's memory products; therefore, Dataram’s memory products are unlikely to "wear out." The Company's experience is that less than 0.5% of all the products it sells are returned under the Lifetime Warranty.

Memory Product Complexity

DRAM memory products for workstations and enterprise servers have, for many years, been undergoing a process of simplification with a corresponding decline in profit margins for current generation memory products as competitors’ entry into the market becomes easier. Memory products for prior generations of workstations and servers are sold with higher margins as few competitors continue to supply memory for those computers.

Engineering

The Company’s ability to compete successfully depends upon its ability to identify new memory needs of its customers. To achieve this goal, the Company’s engineering group continually monitors computer system new product developments, and the Company evaluates and tests major components as they become available. The Company designs prototype memory modules and subjects them to reliability testing procedures. The Company incurred engineering costs of $185,000 in the fiscal year ended April 30, 2017 and $191,000 in the fiscal year ended April 30, 2016.

Raw Materials

The Company purchases industry standard DRAMs. The Company also purchases finished modules from DRAM manufacturers. In either case, the cost of DRAM chips is the largest single component of the total cost of our memory products. Fluctuations in the availability or prices of DRAMs can have a significant impact on the Company’s profit.

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

Backlog

The Company expects that all of the backlog on hand will be in the first quarter of the fiscal year ending April 30, 2018. The Company's backlog at April 30, 2017 was $399,000 and at April 30, 2016 was $274,000. Product backlog at any point in time may not translate into net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer.

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

Although many of the Company’s competitors possess significantly greater financial, marketing and technological resources, the Company competes favorably based on the buying criteria of price/performance, time-to-market, product quality, reliability, service/support, breadth of product line and compatibility with computer system vendors’ technology. The Company’s objective is to continue to remain strong in all of these areas with particular focus on price/performance and time-to-market, which management believes are two of the more important criteria in the selection of third party memory product suppliers. Market research and analysis capability by the Company is necessary to ensure timely information on new products and technologies coming from the computer system vendors and from the overall memory market. The Company must continue low cost, high volume production while remaining flexible to satisfy the time-to-market requirement.

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

Employees

As of April 30, 2017, the Company had 15 full-time salaried employees and 10 hourly employees. The Company believes it has satisfactory relationships with its employees. None of the Company’s employees are covered by a collective bargaining agreement.

Environmental

Compliance with federal, state and local provisions which have been enacted or adopted to regulate the protection of the environment does not have a material effect upon the capital expenditures, earnings and competitive position of the Company. The Company did not make any material expenditures for environmental control facilities in the current fiscal year, nor does the Company expect to make material expenditure in the fiscal year ending April 30, 2018.

Financial information about geographic area sales

For the last two fiscal years the Company has had sales in the following geographic areas:

REVENUES (000’s) & PERCENTAGES (%)
Export

($,000)	FY2017		FY2016

U.S.	$11,864	68.2%	$19,713	78.3%
Europe	4,143	23.8%	4,405	17.5%
Other*	1,395	8.0%	1,064	4.2%
Consolidated	$17,402	100%	$25,182	100.0%

*Principally Asia Pacific Region

RECENT DEVELOPMENTS

Reverse Stock Split

On May 3, 2017, Dataram Corporation filed a certificate of amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding Common Stock on a one for four basis. The reverse stock split became effective with NASDAQ at the open of business on May 8, 2017. The par value and other terms of the Company’s common stock were not affected by the reverse stock split. As a result of the reverse stock split, every four shares of the Company’s pre-reverse stock split common stock were combined and reclassified into one share of the Company’s common stock. No fractional shares of common stock were issued as a result of the reverse stock split. All common stock and per share amounts have been retroactively restated herein to give effect to the reverse stock split.

Completion of Merger Agreement

On June 13, 2016, the Company entered into an Agreement and Plan of Merger, as amended and restated on July 29, 2016, and further amended and restated on September 14, 2016 and November 28, 2016 (as so amended, the “Merger Agreement”), with Dataram Acquisition Sub, Inc., a Nevada corporation and our wholly-owned subsidiary (“DAS”), U.S. Gold Corp., a Nevada corporation (“USG”) and Copper King LLC, the principal shareholder of USG (“Copper King”).

On May 23, 2017 (the “Closing Date”), the Company closed the transactions contemplated under the Merger Agreement (the “Closing”) and filed Articles of Merger with the State of Nevada, a copy of which is attached hereto as Exhibit 3.1, pursuant to which USG was merged with and into DAS, with USG surviving the merger as the surviving corporation and wholly-owned subsidiary of the Company (the “Merger”).

Changes to Business

Following the Closing of the Merger, the Company operates as a single entity with two reporting businesses – a junior mining business and a memory business.

USG

Through the Company’s wholly-owned subsidiary, USG, the Company owns certain mining leases and other mineral rights and will engage in gold exploration.

On June 9, 2017, U.S. Gold Corp. filed a certificate of amendment to its articles of incorporation with the Secretary of State of Nevada in order to change its name to “Gold King Corp”.

Dataram Memory

Through the Company’s new, wholly-owned Nevada subsidiary, Dataram Memory, the Company will continue its legacy business, consisting of, among other things, manufacture, distribution, design, development and sale of memory modules, software products, and technical services (the “Legacy Business”).

While each of these businesses will be operated and managed independent of one another, they will share common resources and functions to include, but not limited to, human resources, legal, facilities, back office operations and administrative support. The sharing of common functions and resources will be of mutual operational and financial benefit.

Distribution of Net Proceeds of Legacy Business

While the Company has no current plans to divest assets of the Legacy Business, if such assets are divested within 18 months of the Closing Date, shareholders of record as of the close on business on May 8, 2017 may be entitled to a distribution, if any, of an interest in the Company’s assets related to its Legacy Business. The Company’s Board of Directors intends to create an irrevocable liquidating trust pursuant to which Dataram Memory will, immediately prior to the divestiture of the assets related to the Legacy Business, place such assets or proceeds there from into such trust to be held for the benefit of the shareholders of record as of May 8, 2017. Shareholders as of the record date will receive a non-transferable beneficial interest in proportion to such shareholder’s pro rata ownership interest in the Company’s Common Stock as of the close of business on the record date, after giving effect to the authorized 1-for-4 reverse split of the Company’s Common Stock which became effective at the market open on May 8, 2017; provided, however, there can be no assurance that the Company will enter into any transaction, that any net proceeds will become available, or that the trust will be created.

Accounting Treatment

The Merger is being accounted for as a “reverse merger,” and USG is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of USG, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of USG, historical operations of USG and operations of the Company from the Closing Date of the Merger.

Item 1A. RISK FACTORS

New Business Risks Factors for U.S. Gold Corp.

USG is likely to need additional financing, but its access to capital funding is uncertain.

USG will be required to seek additional funding in order to continue our operations. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

USG’s access to capital funding is uncertain. We do not have committed external sources of funding, and we may not be able to obtain additional funds on acceptable terms, or at all. During the fiscal year ended April 30, 2017, we implemented cost-containment initiatives through the restructuring of our workforce and we could implement other cost-containment initiatives in the future. Such cost-containment initiatives could result in a temporary lack of focus and reduced productivity amongst our work force which could adversely impact our prospects for product sales and profitability. We might also need to sell or license our technologies on terms that are not favorable to us, which could also adversely affect our prospects for profitability. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

If USG raises funds by issuing and selling securities, it may be on terms that are not favorable to our existing stockholders. If we raise additional funds by selling equity securities, our current stockholders will be diluted, and new investors could have rights superior to our existing stockholders. If we raise funds by selling debt securities, we could be subject to restrictive covenants and significant repayment obligations.

Exploring for gold is an inherently speculative business.

Natural resource exploration and exploring for gold in particular is a business that by its nature is very speculative. There is a strong possibility that the USG will not discover gold or any other resources which can be mined or extracted at a profit. Although the Copper King Project has known gold deposits, the deposits may not be of the quality or size necessary for it to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

USG will need to obtain additional financing to fund its Copper King and Keystone exploration programs.

The USG does not have sufficient capital to fund its exploration programs for the Copper King Project or the Keystone Project as they are currently planned or to fund the acquisition and exploration of new properties. USG will require additional funding to continue its planned exploration programs. Its management estimates that USG will require up to $500,000 in order to fund the first year of planned exploration and development of the Keystone Project, with up to $2,000,000 required in order to fund plans for the second year. In addition, USG will require up to $500,000 per year for maintenance and development of the Copper King Project. Its inability to raise additional funds on a timely basis could prevent USG from achieving its business objectives and could have a negative impact on its business, financial condition, results of operations and the value of its securities.

USG does not know if its properties contain any gold or other minerals that can be mined at a profit.

Although the properties on which USG has the right to explore for gold are known to have deposits of gold, there can be no assurance such deposits which can be mined at a profit. Whether a gold deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of gold, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection.

USG is a junior gold exploration company with no mining operations and it may never have any mining operations in the future.

USG’s business is exploring for gold and other minerals. In the event that USG discovers commercially exploitable gold or other deposits, it will not be able to make any money from them unless the gold or other minerals are actually mined or all or a part of its interest is sold. Accordingly, USG will need to find some other entity to mine its properties on its behalf, mine them itself or sell the rights to mine to third parties.

USG’s business is subject to extensive environmental regulations which may make exploring for or mining prohibitively expensive, and which may change at any time.

All of USG’s operations are subject to extensive environmental regulations which can make exploration expensive or prohibit it altogether. USG may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on its properties. USG may have to pay to remedy environmental pollution, which may reduce the amount of money that USG has available to use for exploration. This may adversely affect its financial position. If USG is unable to fully remedy an environmental problem, it might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine its properties and it retains any operational responsibility for doing so, its potential exposure for remediation may be significant, and this may have a material adverse effect upon its business and financial position. USG has not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from its exploration activities). However, if USG mines one or more of its properties and retains operational responsibility for mining, then such insurance may not be available to it on reasonable terms or at a reasonable price. All of its exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of USG’s business, which may require its business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond its financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if USG is in full compliance with all substantive environmental laws.

USG may be denied the government licenses and permits which it needs to explore on its properties. In the event that USG discovers commercially exploitable deposits, USG may be denied the additional government licenses and permits which it will need to mine its properties.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States BLM, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or USG’s inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon its business.

The values of USG’s properties are subject to volatility in the price of gold and any other deposits USG may seek or locate.

USG’s ability to obtain additional and continuing funding, and its profitability in the unlikely event it ever commences mining operations or sells the rights to mine, will be significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond USG’s control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of USG’s properties, limit USG’s ability to raise money, and render continued exploration and development of its properties impracticable. If that happens, then USG could lose its rights to its properties and be compelled to sell some or all of these rights. Additionally, the future development of its properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of USG’s properties economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is that you will lose money.

USG’s property titles may be challenged and it is not insured against any challenges, impairments or defects to its mineral claims or property titles. USG has not fully verified title to its properties.

USG’s unpatented Keystone claims were created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. USG has obtained a title report on its Keystone claims, but cannot be certain that all defects or conflicts with its title to those claims have been identified. Further, USG has not obtained title insurance regarding its purchase and ownership of the Keystone claims. Defending any challenges to its property titles may be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting its discovery of commercially extractable gold. Challenges to its title may increase its costs of operation or limit its ability to explore on certain portions of its properties. USG is not insured against challenges, impairments or defects to its property titles, nor does USG intend to carry extensive title insurance in the future.

Possible amendments to the General Mining Law could make it more difficult or impossible for USG to execute its business plan.

U.S. Congress has considered proposals to amend the General Mining Law of 1872 that would have, among other things, permanently banned the sale of public land for mining. The proposed amendment would have expanded the environmental regulations to which USG is subject and would have given Indian tribes the ability to hinder or prohibit mining operations near tribal lands. The proposed amendment would also have imposed a royalty of 8% of gross revenue on new mining operations located on federal public land, which would have applied to substantial portions of its properties. The proposed amendment would have made it more expensive or perhaps too expensive to recover any otherwise commercially exploitable gold deposits which USG may find on its properties. While at this time the proposed amendment is no longer pending, this or similar changes to the law in the future could have a significant impact on USG’s business model.

Market forces or unforeseen developments may prevent USG from obtaining the supplies and equipment necessary to explore for gold and other resources.

Gold exploration, and resource exploration in general, has demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of USG’s planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for its exploration program. Fuel prices are extremely volatile as well. USG will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If USG cannot find the equipment and supplies needed for its various exploration programs, it may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in its activities may adversely affect its exploration activities and financial condition.

USG may not be able to maintain the infrastructure necessary to conduct exploration activities.

USG’s exploration activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect USG’s exploration activities and financial condition.

The Company is a party to a number of litigations that could cause the Company to incur substantial costs to pay substantial damages.

The Company is presently a party to two lawsuits. On April 9, 2015, the Company’s former Chief Executive Officer, John Freeman, filed a lawsuit, John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15. On April 10, 2015, the Company filed an action against Mr. Freeman, styled as Dataram Corporation v. John Freeman, et al., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15. These actions have been consolidated in Essex County. A range of loss, if any, cannot be estimated at this point in time.

Risks Related To Dataram Memory’s Business (“Dataram”)

Dataram’s operating results, financial condition, and prospects are subject to a variety of significant risks, many of which are beyond our control. The following is a description of some of the important risk factors particular to our business and industry that may cause our actual results in future periods to differ substantially from those we currently expect or seek. The risks described below are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be unlikely or immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

Dataram has incurred net losses in recent years and its future profitability is not assured.

For the fiscal years ended April 30, 2017 and 2016, we incurred net losses of approximately $1,915,000 and $1,221,000, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

Dataram may have to substantially increase its working capital requirements in the event of dynamic random access memory (DRAM) chip allocations.

Over the past 20 years, availability of DRAMs has swung back and forth from oversupply to shortage. In times of shortage, Dataram has been forced to invest substantial working capital resources in building and maintaining inventory. At such times Dataram has bought DRAMs in excess of its customers’ needs in order to ensure future allocations from DRAM manufacturers. In the event of a shortage, Dataram may not be able to obtain sufficient DRAMs to meet customers’ needs in the short term, and Dataram may have to invest substantial working capital resources in order to meet long-term customer needs.

Dataram could suffer additional losses if DRAM prices continue to decline.

Dataram is at times required to maintain substantial inventories during periods of shortage and allocation. Thereafter, during periods of increasing availability of DRAMs and rapidly declining prices, Dataram has been forced to write down inventory. There can be no assurance that Dataram will not suffer losses in the future based upon high inventories and declining DRAM prices.

Dataram’s sales, revenues and results of operations could fluctuate from quarter to quarter.

Dataram’s revenues and ultimate results of operation may vary for a variety of reasons. Such reasons could include, for example, changes in general economic conditions or consumer demand, the introduction of new products by Dataram or by its competitors, a significant purchase or sale of assets or other business combination or an unanticipated event affecting Dataram or its industry, among other factors. Such variability in operating results may affect credit terms offered to Dataram, makes prediction of revenues for each financial period difficult and increases the risk of unanticipated variations in quarterly results and financial condition.

In order to compete and succeed, Dataram needs to introduce, and continue to provide, products that provide value for customers.

Dataram’s future success is dependent on the development of new markets wherever possible, and new applications and new products which customers believe will add value, as well as the continued demand for Dataram’s products among its existing customers. Dataram’s ability to develop, qualify and distribute new products and related technologies to meet evolving industry requirements, at prices acceptable to its customers and on a timely basis are significant factors in determining its competitiveness in its target markets. There can be no assurance that Dataram will be able to exploit new markets or continue to develop products that achieve wide customer acceptance in the marketplace, or that demand for existing products will continue.

Dataram’s business is subject to the risks of international procurement which could have an adverse effect on Dataram’s financial results.

A significant portion of Dataram’s raw materials and finished goods are purchased from foreign manufacturers. As a result, Dataram’s international procurement operations are subject to the risks associated with such activities including, economic and labor conditions, international trade regulations (including tariffs and anti-dumping penalties), war, international terrorism, civil disobedience, natural disasters, political instability, governmental activities and deprivation of contract and property rights. In addition, periods of international unrest may impede Dataram’s ability to procure goods from other countries and could have a material adverse effect on Dataram’s business and results of operations. An interruption in supply and resulting higher costs, could have an adverse effect on Dataram’s financial results.

Dataram may not successfully implement its strategic plans.

Dataram has historically planned to expand its sales of memory products, to develop new business opportunities based on its existing expertise and software, to continue to seek and evaluate possible strategic alliances to enhance its sales, and to develop and monetize additional intellectual property. These plans, however, are subject to modification or replacement by management if it decides that economic, industry, technological, regulatory or other factors warrant a change. In addition, there can be no assurance that Dataram will successfully implement all such plans or that circumstance in the marketplace and the economy will allow the implementation of such plans.

If Dataram fails to achieve and maintain favorable pricing and credit terms from Dataram’s vendors, its business would be harmed and its operating results would be adversely affected.

Dataram’s costs are affected by its ability to achieve favorable pricing and credit terms from its vendors and contract manufacturers, including through negotiations for vendor rebates and other vendor funding received in the normal course of business. Because these supplier negotiations are continuous and reflect the ongoing competitive environment, the variability in terms can negatively affect its costs and operating results if it cannot sufficiently adjust pricing or cost variables.

In order to compete, Dataram must attract, retain, and motivate key employees, and its failure to do so could harm Dataram’s results of operations.

In order to compete, Dataram must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, engineers, technical staff, and sales representatives are critical to its business, and competition for experienced employees in its industry can be intense. Dataram also does not have an equity compensation plan applicable to executive officers. If Dataram continues to suffer losses or does not implement an equity compensation plan for executive officers, its ability to attract, retain, and motivate executives and employees could be weakened, which could harm its results of operations.

Dataram may lose an important customer.

During the fiscal year ended April 30, 2017, Dataram had two customers with sales over 10% of Dataram’s revenues. One customer that accounted for approximately 29% and another customer that accounted for approximately 11% of Dataram’s revenues. There can be no assurance these customers will not cease or materially decrease their business with Dataram in the future and that Dataram’s financial performance will not be adversely affected thereby.

Sales directly to OEM’s and contract manufacturers can make Dataram’s revenues, earnings, backlog and inventory levels uneven.

Revenue and earnings from OEM sales may become uneven as order sizes are typically large and often a completed order cannot be shipped until released by the OEM, e.g., to meet a “just in time” inventory requirement. This may occur at or near the end of an accounting period. In such case, revenues and earnings could decline for the period and inventory and backlog could increase.

Dataram faces competition from OEM’s.

In the compatibles market Dataram sells its products at a lower price than OEMs. Customers will often pay some premium for the “name brand” product when buying additional memory and OEMs seek to exploit this tendency by having a high profit margin on memory products. However, individual OEMs can change their policy and price memory products competitively. While Dataram believes that with its manufacturing efficiency and low overhead it still would be able to compete favorably with OEMs, in such an event profit margins and earnings would be adversely affected. Also, OEMs could choose to use “free memory” as a promotional device in which case Dataram’s ability to compete would be severely impaired.

Dataram faces competition from DRAM manufacturers.

DRAM manufacturers not only sell their product as discrete devices, but also as finished memory modules. They primarily sell these modules directly to OEMs and large distributors and as such compete with Dataram. There can be no assurance that DRAM manufacturers will not expand their market and customer base, and Dataram’s profit margins and earnings could be adversely affected.

A portion of Dataram’s operations is designed to meet the needs of the very competitive Intel and AMD processor-based motherboard market.

In addition to selling server memory systems, Dataram develops, manufactures and markets a variety of memory products for motherboards that are Intel or AMD processor based. Many of these products are sold to OEMs and incorporated into computers and other equipment. This is an intensely competitive market with high volumes but lower margins.

Delays in product development schedules may adversely affect Dataram’s revenues.

The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Dataram’s increasing focus on software plus services also presents new and complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect Dataram’s revenue.

The market for Dataram’s products may narrow over time.

The principal market for Dataram’s memory products consists of the manufacturers, buyers and owners of workstations and enterprise servers, classes of machines lying between large mainframe computers and personal computers. Personal computers and mobile devices are increasing in their power and sophistication and, as a result, are now filling some of the computational needs traditionally filled by workstations. The competition for the supply of after-market memory products in the PC industry is very competitive and to the extent Dataram competes in this market it can be expected to have lower profit margins. There can be no assurance that this trend will not continue in the future, and that Dataram’s financial performance will not be adversely affected.

Any claim that Dataram’s products are defective could harm Dataram’s business.

Dataram undertake to produce consistently high-quality products, free of defects and errors. Nevertheless, it is possible that Dataram’s products may contain errors or defects. Dataram’s products are complex and must meet stringent user requirements, and Dataram has consistently provided a lifetime warranty for its products. Any customer claims of errors or defects could result in increased expenditures for product testing, or increase Dataram’s service costs and potentially lead to increased warranty claims. Errors or defects in Dataram’s products may be caused by, among other things, errors or defects in the memory or controller components, including components Dataram procures from third parties. These factors could result in the rejection of Dataram’s products, product recalls, and damage to Dataram’s reputation, lost revenues, diverted development resources, increased customer service and support costs, warranty claims and litigation. Dataram records an allowance for warranty and similar costs in connection with sales of Dataram’s products, but actual warranty and similar costs may be significantly higher than Dataram’s recorded estimate and harm Dataram’s operating results and financial condition.

Moreover, despite testing prior to its release, Dataram’s software products may contain errors, especially when first introduced or when new versions are released. The detection and correction of any errors can be time consuming and costly. Errors in Dataram’s software products could affect the ability of its products to work with other software or hardware products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of Dataram’s products. If Dataram experiences errors or delays in releasing its new software or new versions of its software products, it could lose revenues. End users, who rely on the software products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors than customers for software products generally. Errors in the software products or services could expose Dataram to product liability, performance and/or warranty claims as well as harm Dataram’s reputation, which could impact Dataram’s future sales of products and services.

Dataram may be adversely affected by exchange rate fluctuations.

A portion of Dataram’s accounts receivable and a portion of Dataram’s expenses are denominated in foreign currencies. These proportions change over time. As a result, Dataram’s revenues and expenses may be adversely affected, from time to time, by changes in the relationship of the dollar to various foreign currencies on foreign exchange markets. Currently, Dataram does not hedge its foreign currency risks, but could do so in the future.

Government regulations may have a negative effect on Dataram’s business.

Government regulators, or Dataram’s customers, may in the future require Dataram to comply with product or manufacturing standards that are more restrictive than current laws and regulations related to environmental matters, conflict minerals or other social responsibility initiatives. The implementation of these standards could affect the sourcing, cost and availability of materials used in the manufacture of Dataram’s products. For example, there may be only a limited number of suppliers offering “conflict free” metals used in Dataram’s products, and there can be no assurance that Dataram will be able to obtain such metals in sufficient quantities or at competitive prices. Also, Dataram may face challenges with regulators and customers and suppliers if it is unable to sufficiently verify that the metals used in its products are conflict free. Non-compliance with these standards could cause Dataram to lose sales to these customers and compliance with these standards could increase its costs, which may harm operating results.

Dataram may suffer a breach of Dataram’s computer security measures, which could harm its business.

If Dataram’s security measures are breached and unauthorized access is obtained to its information technology systems, Dataram may lose proprietary data or suffer damage to its business. Dataram’s security measures may be breached as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in unauthorized access to customers’ data or its data, including intellectual property and other confidential business information, or information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently, Dataram may be unable to anticipate these techniques or to implement adequate preventative measures. Dataram believes it has obtained adequate available insurance to address the business which can be insured against with respect to its business. However, any security breach could result in disclosure of its trade secrets or confidential customer, supplier or employee data, or harm its ability to carry on its business, all of which could result in legal liability, harm to its reputation and otherwise harm its business.

Risks Related to Dataram’s Intellectual Property Rights

Dataram may not be able to adequately protect Dataram’s intellectual property rights.

Dataram relies on copyright, trademark, patent and trade secret laws, confidentiality procedures, controls and contractual commitments to protect Dataram’s intellectual property rights. Despite Dataram’s efforts, these protections may be limited. Unauthorized third parties may try to copy or reverse engineer portions of Dataram’s products or otherwise obtain and use Dataram’s intellectual property. Any patents owned by Dataram may be invalidated, circumvented or challenged. Any of Dataram’s pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims Dataram seeks, if at all. In addition, the laws of some countries do not provide the same level of protection of Dataram’s intellectual property rights as do the laws and courts of the United States. If Dataram cannot protect Dataram’s intellectual property rights against unauthorized copying or use, or other misappropriation, Dataram may not remain competitive.

Dataram’s products may violate third party intellectual property rights.

Certain of Dataram’s products are designed to be used with proprietary computer systems built by various OEM manufacturers. Dataram often has to comply with the OEM’s proprietary designs which may be patented, now or at some time in the future. OEMs have, at times, claimed that Dataram has violated their patent rights by adapting Dataram’s products to meet the requirements of their systems. It is Dataram’s policy to, in unclear cases, either obtain an opinion of patent counsel prior to marketing, or obtain a license from the patent holder. Dataram’s presently licensed by Sun Microsystems and Silicon Graphics to sell memory products for certain of their products. However, there can be no assurance that product designs will not be created in the future which will, in fact, be patented and which patent holders will require the payment of substantial royalties as a condition for Dataram’s continued presence in the segment of the market covered by the patent or they may not give Dataram a license. Nor can there be any assurance that Dataram’s existing products do not violate one or more existing patents.

Risks Related to Ownership of Our Common Stock

There are Significant Risk Factors in Owning Gold Mining Stocks.

On May 23, 2017, the Company completed the acquisition of various mining leases and other mineral rights and will engage in the gold exploration business. As previously reported, the Company’s legacy business consisting of the manufacture, distribution, design, development and sale of memory modules, software products and technical services (the “Legacy Business”) have been in decline and undergone review for alternatives, which could involve the sale or suspension of such business and operations. In the event the Legacy Business is disposed of or closed, the Company will operate in a single segment, as a junior gold exploration company. There are significant risks to junior gold exploration stock including extreme volatility, influence of the market price of base metals and other resources, investor sentiment and general economic conditions. It is possible that investors do not respond favorably or adjust to the Company operating in a sole segment, as a mining and resource Company or the direction of management, all of which could cause the price of our common stock to fluctuate or decline.

The market price for the Company’s common stock has experienced significant price and volume volatility and may continue to experience significant volatility in the future.

The Company’s stock has experienced significant price and volume volatility for the past several years, and is likely to experience significant volatility in the future, which could result in investors losing all or part of their investments. We believe that such fluctuations will continue as a result of many factors, including financing plans, future announcements concerning us, our competitors or our principal customers regarding financial results or expectations, technological innovations, industry supply and demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts, as well as a result of numerous factors outside our control. Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock. A significant adverse change in the market value of our common stock could also trigger an interim goodwill impairment test that may result in a non-cash impairment charge. In addition, we have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price.

The Company’s common stock may be affected by limited trading volume and price fluctuations which could adversely impact the value of our common stock.

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

The Company’s does not intend to pay dividends in the foreseeable future.

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

Investor Relations activities, nominal “float” and supply and demand factors may affect the price of our stock

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for the Company. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning the Company. We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by the Company or from publicly available information. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. In addition, investors in the Company may be willing, from time to time, to encourage investor awareness through similar activities. Investor awareness activities may also be suspended or discontinued which may impact the trading market our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases. We, and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets. Until such time as the common stock sold in the Private Placement is registered and until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, that will constitute the entire available trading market. The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities. Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. Since a small percentage of the outstanding common stock of the Company will initially be available for trading, held by a small number of individuals or entities, the supply of our common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist. Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that the Company’s or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The Company occupies 2,865 square feet of space for administrative, sales, research and development and manufacturing support in Princeton, New Jersey under a lease expiring on April 30, 2020.

The Company leases 17,500 square feet of assembly plant and office space in Montgomery County, Pennsylvania. The lease expires on June 30, 2018.

Rent expense amounted to approximately $241,000 and $316,000 for the fiscal years ended April 30, 2017 and 2016, respectively.

Item 3. LEGAL PROCEEDINGS

The Company is presently a party to two lawsuits. On April 9, 2015, the Company’s former Chief Executive Officer, John Freeman, filed a lawsuit, John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15. On April 10, 2015, the Company filed an action against Mr. Freeman, styled as Dataram Corporation v. John Freeman, et al., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15. These actions have been consolidated in Essex County. A range of loss, if any, cannot be estimated at this point in time.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The Common Stock of the Company is traded on the NASDAQ Stock Market under the symbol “USAU”. As of July 14, 2017 there were approximately 135 shareholders of record, which does not include approximately 2,000 beneficial owners of shares held in the names of brokers or other nominees. The following table sets forth, for the periods indicated, the high and low intraday prices per share of our common stock as reported by the NASDAQ Stock Market.

	2017		2016
	High	Low	High	Low
First Quarter	$20.28	$4.40	$38.40	$22.20
Second Quarter	7.24	3.76	23.28	12.48
Third Quarter	11.52	3.24	17.88	6.36
Fourth Quarter	7.80	4.40	11.16	6.60

All prices have been adjusted to reflect the reverse 1-for-4 stock split which was effective May 5, 2017 and the 1-for-3 stock split effective July 11, 2016.

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

Issuer Purchases of Equity Securities - NONE

Item 6. SELECTED FINANCIAL DATA – NOT APPLICABLE

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Since 1967, Dataram has been an independent manufacturer of memory products and provider of performance solutions. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, Hewlett-Packard, Huawei, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers.

Dataram operates through two business lines which provide complementary solutions to the market. Each has a different customer focus and “go to market” approach. They are:

●	Enterprise Memory Solutions (formerly Princeton Memory)
●	Web Solutions (formerly Micro Memory Bank (MMB))

Results of Operations

The following table sets forth consolidated operating data expressed as a percentage of revenues for the periods indicated.

Years Ended April 30,	2017	2016

Revenues	100.0%	100.0%

Cost of sales	83.1	81.3

Gross profit	16.9	18.7

Engineering	1.1	0.7

Selling, general and administrative	25.9	22.9

Loss from operations	(10.1)	(4.9)

Other income (expense), net	(0.9)	(0.7)

Loss before income tax expense	(11.0)	(5.6)

Gain on sale of state NOL, net of tax expense	0.0	0.7

Net loss	(11.0)%	(4.9)%

Fiscal 2017 Compared With Fiscal 2016

Revenues for the fiscal year ended April 30, 2017 were $17,402,000 compared to $25,182,000 in the fiscal year ended April 30, 2016, a 31% decrease. The Company reduced sales resources associated with marginally profitable broker product line which resulted in approximately $3,300,000 decline in revenue. There was also a general weakness domestically for the Company’s products.

Revenues for the fiscal years ended April 30, 2017 and 2016 by geographic region were:

Fiscal	U.S.	Europe	Other*	Consolidated
2017	$11,864,000	$4,143,000	$1,395,000	$17,402,000
2016	$19,713,000	$4,405,000	$1,064,000	$25,182,000

*Principally Asia Pacific Region

The Company expects that the entire backlog on hand will be filled during the fiscal year ending April 30, 2018 and mostly in the first quarter. The Company’s backlog at April 30, 2017 was $399,000. At April 30, 2016, the Company’s backlog was $274,000.

Cost of sales was $14,468,000 in the fiscal year ended April 30, 2017 or 83% of revenues compared to $20,464,000 or 81% of revenues in the fiscal year ended April 30, 2016. The decrease in gross margin is the result of the Company reducing selling prices trying to protect market share.

Engineering expense in the fiscal year ended April 30, 2017 was approximately $185,000 versus approximately $191,000 in the fiscal year ended April 30, 2016.

Selling, general and administrative expenses were $4,516,000 in the fiscal year ended April 30, 2017 versus $5,767,000 in the fiscal year ended April 30, 2016. Stock-based compensation expense was recorded as a component of selling, general and administrative expense and totaled approximately $476,000 in the fiscal year ended April 30, 2017, versus $746,000 in the fiscal year ended April 30, 2016. The remainder of the decrease is the result of reduction in cost related to the aforementioned closing of the broker business and other cost reductions.

Other income (expense) for the fiscal year ended April 30, 2017 totaled approximately $148,000 of expense versus $168,000 of expense in fiscal 2016. Other income (expense) for the fiscal year ended April 30, 2017 includes interest expense of approximately $136,000 on the Company’s revolving bank credit line and approximately $12,000 of foreign currency transaction losses. Other income (expense) for the fiscal year ended April 30, 2016 includes interest expense of approximately $200,000 on the Company’s revolving bank credit line and approximately $9,000 of foreign currency transaction gains. Additionally, there was approximately $22,000 of debt extinguishment gain recorded.

The Company’s consolidated statements of operations for the fiscal year ended April 30, 2016 include a gain recorded on the sale of state net operating losses of approximately $190,000.

Liquidity and Capital Resources

As of April 30, 2017, the Company had cash totaling approximately $155,000. Net cash used in operating activities totaled approximately $218,000. Net loss in the year totaled approximately $1,915,000 which included approximately $476,000 of stock based compensation expense. Depreciation and amortization expense of approximately $87,000 was recorded. Inventory decreased by approximately $391,000. The decrease in inventories was a management decision to reduce inventory levels. Trade receivable decreased by approximately $930,000, primarily the result of decreased shipments. Accrued liabilities decreased by approximately $64,000 and accounts payable increased by approximately $266,000.

Net cash provided by financing activities totaled approximately $317,000 and consisted of proceeds of $503,000 from the sale of Series B Preferred Stock. The Company also closed on a $250,000 bridge note with its parent U.S. Gold Corp. Borrowing on the line of credit decreased by approximately $436,000.

The Company took steps to mitigate these factors by completing the merger with USG. The merger lowered the Company’s potential cash exposure. As a result, as of the date of the issuance of these financial statements, the Company believes its current cash position and current cash position of USG will sustain operations for the foreseeable future through a year and a day from the issuance of these consolidated financial statements.

Working Capital Requirements

Credit Facility

The Company’s financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The Financing Agreement renewal date was August 31, 2016 and will renew from year to year unless such Financing Agreement is terminated as set forth in the loan agreement. The amount outstanding under the Financing Agreement bears interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting the Company’s ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. The Financing Agreement provides for advances against eligible accounts receivable and inventory balances based on prescribed formulas of raw materials and finished goods. Borrowings at April 30, 2017 totaled approximately $1,340,000 and there was no additional availability on that date. On July 25, 2017 the Company had approximately $184,000 in borrowing availability.

Sales of Securities

Series B preferred shares

During the fiscal year ended April 30, 2017, the holders of Series B Preferred Stock converted 331,559 Series B Preferred Shares into 552,598 shares of Common Stock. The converted value for each Series B Preferred Share is approximately $12.20 or $4,045,007 and resulted in an offsetting increase to Additional Paid in Capital in the April 30, 2017 consolidated balance sheet. As of April 30, 2017 there are no remaining outstanding Series B Preferred Shares.

Series D preferred shares

On August 3, 2016, the Company entered into separate securities purchase agreements with accredited investors for the issuance and sale of the Company’s newly designated 0% Series D Convertible Preferred Stock which are convertible into shares of the Company’s common stock, par value $0.001 per share. The Series D Preferred Stock is governed by a Certificate of Designations, Preferences and Rights of the 0% Series D Convertible Preferred Stock. Each share of Series D Preferred Stock was sold at a per share purchase price of $136.00 and converts into 25 shares of common stock, subject to adjustment for dividends and stock splits. On August 5, 2016, the Company closed the private placement and sold 3,699 shares of Series D Preferred Stock convertible into an aggregate of approximately 92,500 shares of common stock with gross proceeds to the Company of $503,000.

On February 2, 2017 the Company issued a dividend of approximately 3,699 shares of Series D Preferred stock to the holders of the Series D Convertible Preferred Stock. This resulted in an increase in Series D Convertible Preferred Stock of approximately $503,000 with an offsetting decrease in Additional Paid in Capital in the April 30, 2017 consolidated balance sheet. The Company also recorded a non cash dividend of approximately $544,000. The dividend was calculated using the conversion rate 25 shares of common stock for each Preferred Series D share at a closing market price of $5.88.

As of April 30, 2017 all Series D Preferred Shares has been converted into approximately 185,000 Common Shares.

Common Stock

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a 1 for 3 basis. The reverse stock split was effective on July 11, 2016. All share and per share amounts have been retrospectively adjusted for all periods presented to give effect to the reverse stock-split.

On May 3, 2017, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a 1 for 4 basis. The reverse stock split was effective on May 5, 2017. All share and per share amounts have been retrospectively adjusted for all periods presented to give effect to the reverse stock-split.

Completion of the Merger Agreement

On June 13, 2016, the Company entered into an Agreement and Plan of Merger, as amended and restated on July 29, 2016, and further amended and restated on September 14, 2016 and November 28, 2016 (as so amended, the “Merger Agreement”), with Dataram Acquisition Sub, Inc., a Nevada corporation and our wholly-owned subsidiary (“DAS”), U.S. Gold Corp., a Nevada corporation (“USG”) and Copper King LLC, the principal shareholder of USG (“Copper King”).

On May 23, 2017 (the “Closing Date”), the Company closed the transactions contemplated under the Merger Agreement (the “Closing”) and filed Articles of Merger with the State of Nevada, a copy of which is attached hereto as Exhibit 3.1, pursuant to which USG was merged with and into DAS, with USG surviving the merger as the surviving corporation and wholly-owned subsidiary of the Company (the “Merger”). In addition, pursuant to the terms of the Merger Agreement and as consideration for the acquisition of USG, on the Closing Date, outstanding shares of USG’s common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as well as outstanding options and warrants of USG were converted into the following:

●	395,833 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) were issued to certain holders of USG common stock;
●	37,879 shares of the Company’s Common Stock were issued to certain members of USG management;
●	1,083,543 shares of the Company’s Common Stock were issued to holders of USG’s Series A Preferred Stock;
●	466,678 shares of the Company’s Common Stock were issued to holders of USG’s Series B Preferred Stock;
●	45,000.18 shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into an aggregate of 4,500,180 shares of the Company’s Common Stock that were to be issued to Copper King, 45,500.18 shares of Series C Preferred Stock were issued to Copper King on the Closing and 4,500.01 shares of Series C Preferred Stock are to be held in escrow pursuant to the terms of the Escrow Agreement as further discussed below;
●	452,359 five-year cashless warrants with an exercise price of $2.64 per share were issued to Laidlaw & Company (UK) Ltd.;
●	462,500 shares of Common Stock were issued to holders of USG common stock issued in connection with the closing of the Keystone acquisition; and
●	231,458 five-year options with an exercise price of $3.60 per share, which vest in 24 equal monthly installments commencing on the date of issuance were issued to holders of options issued in connection with the closing of the Keystone acquisition (collectively, the “Merger Consideration”).
●	A minimum of 333,333 and a maximum of 583,333 shares of Dataram’s Common Stock and warrants to purchase up to 62,500 shares of Dataram’s Common Stock (or such lesser amount depending on the size of the U.S. Gold Financing) shall be issued to the placement agent in the U.S. Gold Financing;

The Company registered the shares of Common Stock issued to holders of outstanding shares of USG’s common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock together with the shares of Common Stock underlying the Company’s newly designated Series C Preferred Stock on a Registration Statement on Form S-4 (file number 333-215385) which Registration Statement was declared effective on March 7, 2017.

The merger has constituted a change of control or change in control, the majority of the Board of Directors changed with the consummation of the merger. The Company issued to USG shares of Common Stock which represented approximately 91% of the combined company.

Contractual Obligations

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2017 are as follows:

Leases

Total
Year ending April 30:
2018	283,000
2019	148,000
2020	86,000
Total	$517,000

Purchases

At April 30, 2017, the Company had open purchase orders outstanding totaling $350,000, primarily for inventory items to be delivered in the first three months of the fiscal year ending April 30, 2018. These purchase orders are cancelable.

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

Goodwill – The carrying value of goodwill is not amortized, but is tested annually as of April 30th as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process. As of April 30, 2017, management has concluded that no impairment of goodwill is required.

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

To the Audit Committee of the

Board of Directors and Shareholders

of Dataram Corporation

We have audited the accompanying consolidated balance sheets of Dataram Corporation and Subsidiaries (the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dataram Corporation and Subsidiaries as of April 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

July 31, 2017

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of
	April 30, 2017	April 30, 2016
Assets
Current assets:
Cash	$155	$56
Accounts receivable, less allowance of $50 and $100, respectively	1,816	2,746
Inventories, net	945	1,336
Other current assets	442	123
Total current assets	3,358	4,261

Property and equipment, net	16	51

Other assets	34	30
Capitalized software development costs, net	274	326
Goodwill	1,083	1,083
Total assets	$4,765	$5,751

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable-revolving credit line	$1,340	$1,776
Accounts payable	1,002	737
Accrued liabilities	102	159
Convertible notes payable - USG	250	-
Convertible notes payable related parties	80	80
Total current liabilities	2,774	2,752

Other liabilities	35	107
Total liabilities	2,809	2,859

Commitments and contingencies

Stockholders’ equity:
Authorized 5,000,000 Preferred Shares
Preferred stock series A, par value $.01 per share. Designated 1,300,000 shares and no shares issued and outstanding at April 30, 2017 and April 30, 2016	-	-
Preferred stock series B, par value $12.20 per share. Designated 400,000 shares; No shares issued and outstanding at April 30, 2017, 331,559 issued and outstanding shares at April 30, 2016	-	4,045
Preferred stock series D, par value $136.00 per share. Designated 7,402 shares; No shares issued and outstanding at April 30, 2017 and April 30, 2016	-	-
Common stock, par value $.001 per share Authorized 54,000,000 common shares; par value $0.001, issued and outstanding 1,204,667 at April 30, 2017 and 412,074 at April 30, 2016	1	-
Additional paid-in capital	29,581	24,558
Accumulated deficit	(27,626)	(25,711)
Total stockholders’ equity	1,956	2,892
Total liabilities and stockholders’ equity	$4,765	$5,751

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For The Years ended April 30, 2017 and 2016

(In thousands, except share and per share amounts)

	2017	2016

Revenues	$17,402	$25,182
Costs and expenses:
Cost of sales	14,468	20,464
Engineering	185	191
Selling, general and administrative	4,516	5,767
	19,169	26,422
Loss from operations	(1,767)	(1,240)

Other income (expense):
Interest expense	(136)	(199)
Foreign currency transactions gains (losses)	(12)	9
Gain on debt extinguishment	-	22
Total other expenses, net	(148)	(168)

Loss before income taxes	(1,915)	(1,408)

Gain on sale of State NOL	-	190
Income tax expense	-	(3)
Total tax benefit (expense)	-	187

Net loss	$(1,915)	$(1,221)

Dividend – Series D preferred stock	544	-
Dividend – Series A preferred stock	-	122
Net loss allocated to common shareholders	$(2,459)	$(1,343)

Net loss per common share:
Basic and diluted	$(2.70)	$(4.28)
Weighted average common shares outstanding
Basic and diluted	910,132	313,853

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For The Years ended April 30, 2017 and 2016

(In thousands, except share amounts)

	Preferred Stock Series A		Preferred Stock Series B & Preferred Series D		Common Stock		Additional Paid-in	Shares to be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	issued	deficit	equity
Balance at May 1, 2015	626,600	$1,857	-	-	231,349	-	$24,639	$111	$(24,490)	$2,117

Net loss	-	-	-	-	-	-	-	-	(1,221)	(1,221)

Stock-based compensation	-	-	-	-	19,889	-	498	-	-	498

Issuance of common shares for cash	-	-	-	-	41,666	-	500	-	-	500

Common shares surrendered	-	-	-	-	(605)	-	-	-	-	-

Common shares issued for service	-	-	-	-	28,000	-	126	-	-	126

Issuance of Series A Preferred Stock and warrants for cash	20,000	80	-	-	-	-	20	-	-	100

Preferred Series A Preferred Stock converted to common shares	(123,300)	(365)	-	-	51,375	-	365	-	-	-

Non-cash preferred series A stock dividend	-	-	-		-	-	(122)	122	-	-

Common shares issued for preferred series A stock dividend	-	-	-	-	11,603	-	233	(233)	-	-

Exchange series A preferred stock for series B preferred stock	(523,300)	(1,572)	214,465	2,616	-	-	(1,044)	-	-	-

Exchange common and preferred series A warrants for series B preferred stock	-	-	66,136	807	-	-	(807)	-	-	-

Issuance of series B preferred for extinguishment of convertible debt	-	-	55,083	672	-	-	(22)	-	-	650

Conversion of series B preferred stock to restricted common shares	-	-	(4,125)	(50)	6,875	-	50	-	-	-

Restricted common shares issued in exchange of stock options	-	-	-	-	21,922	-	122	-	-	122
Balance at April 30, 2016	-	-	331,559	4,045	412,074	-	$24,558	-	(25,711)	2,892

Net loss	-	-	-	-	-	-	-	-	(1,915)	(1,915)

Stock-based compensation	-	-	-	-	55,083	-	476	-	-	476

Conversion of series B preferred stock to restricted common shares	-	-	(331,559)	(4,045)	552,583	1	4,044	-	-	-

Issuance of series D preferred stock for cash	-	-	3,699	503	-	-	-	-	-	503

Issuance of series D preferred stock for dividend	-	-	3,699	503	-	-	(503)	-	-	-

Conversion of series D preferred stock to restricted common shares	-	-	(7,398)	(1,006)	184,927	-	1,006	-	-	-

Balance at April 30, 2017	-	$-	-	$-	1,204,667	$1	$29,581	$-	$(27,626)	$1,956

See accompanying notes to consolidated financial statements.

DATARAM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years ended April 30, 2017 and 2016

(In thousands)

	2017	2016
Cash flows from operating activities:
Net loss	$(1,915)	$(1,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87	131
Bad debt expense	11	166
Stock-based compensation expense	476	746
Amortization of deferred gain in sale leaseback	(72)	(72)
Gain on debt extinguishment	-	(22)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	919	(741)
Decrease in inventories	391	753
Increase in other current assets	(319)	(54)
Decrease (increase) in other assets	(4)	19
Increase (decrease) in accounts payable	266	(71)
Decrease in accrued liabilities	(58)	(123)
Net cash used in operating activities	(218)	(489)

Cash flows from investing activities:
Additions to property and equipment	-	(21)
Net cash used in investing activities	-	(21)

Cash flows from financing activities:
Net repayments under revolving credit line	(436)	(333)
Repayment of convertible notes	-	(28)
Proceeds from note payable	250	-
Proceeds from sales of preferred shares	503	100
Proceeds from sale of common stock	-	500
Net cash provided by financing activities	317	239

Net increase (decrease) in cash	99	(271)
Cash at beginning of the year	56	327
Cash at end of the year	$155	$56

Supplemental disclosures of cash flow information:
Cash paid in the period for :
Interest	$136	$199
Taxes	$-	$3

Supplemental disclosures of cash flow information:
Non-cash preferred stock dividends	$544	$122
Issuance of common stock for accrued dividend on Series A preferred stock	$-	$233
Issuance of preferred B preferred stock for extinguishment of convertible	$-	$600
Exchange common warrant for series B preferred stock	$-	$807
Exchange of series A preferred stock for series B preferred stock	$-	$1,572
Exchange of B preferred stock for accrued interest	$-	$72
Conversion of series B preferred stock into common stock	$4,045	$50
Conversion of series A preferred stock into common stock	$-	$365
Conversion of series D preferred stock into common stock	$503	$-

See accompanying notes to consolidated financial statements.

Dataram Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Business

Since 1967, Dataram Corporation (“Dataram” or the “Company”) has been an independent manufacturer of memory products and provider of performance solutions. The Company provides customized memory solutions for original equipment manufacturers (OEMs) and compatible memory for leading brands including Cisco, Dell, Fujitsu, Hewlett-Packard, Huawei, IBM, Lenovo and Oracle as well as a line of memory products for Intel and AMD motherboard based servers. Dataram manufactures its memory in-house to meet three key criteria - quality, compatibility, and selection - and tests its memory for performance and original equipment manufacturer (OEM) compatibility as part of the production process. With memory designed for over 50,000 systems and with products that range from energy-efficient DDR4 modules to legacy SDR offerings. The Company is a CMTL Premier Participant and ISO 9001 (2008 Certified). Its products are fully compliant with JEDEC Specifications.

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

Stock Splits

On June 13, 2016, the Company entered into an Agreement and Plan of Merger, as amended and restated on July 29, 2016, and further amended and restated on September 14, 2016 and November 28, 2016, with Dataram Acquisition Sub, Inc., a Nevada corporation and our wholly-owned subsidiary and U.S. Gold Corp., a Nevada corporation (“USG”) and Copper King LLC, the principal shareholder of USG.

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a 1 for 3 basis. The reverse stock split was effective on July 11, 2016. Except where otherwise indicated, all share and per share amounts reflect the reverse stock split.

On May 3, 2017, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a 1 for 4 basis. The reverse stock split was effective on May 5, 2017. Except where otherwise indicated, all share and per share amounts reflect the reverse stock split.

On May 23, 2017, the Company closed the transactions contemplated under the Merger Agreement and filed Articles of Merger with the State of Nevada, see note 14

Note 2. Liquidity and Management Plans

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2017 and 2016, the Company has incurred losses in the amounts of approximately $1,915,000 and $1,221,000, respectively.

The Company raised approximately $753,000 from financing activities in the fiscal year 2017 (See note 3). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company took steps to mitigate these factors by completing the merger with USG. The merger lowered the Company’s potential cash exposure. As a result, as of the date of the issuance of these financial statements, the Company believes its current cash position and current cash position of USG will sustain operations for the foreseeable future through a year and a day from the issuance of these consolidated financial statements.

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

Cash Equivalents

Cash equivalents are highly liquid assets including short-term investment that typically mature in 30-90 days from the date of purchase. The Company did not have cash equivalents as of April 30, 2017 or 2016.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains its cash in high quality financial institutions. To the extent that such deposits exceed the maximum insurance levels, they are uninsured.

The Company performs ongoing evaluations of its customers’ financial condition, as well as general economic conditions and, generally, requires no collateral from its customers. At April 30, 2017 and 2016, amounts due from the same customer totaled approximately 19% and 15%, respectively, of accounts receivable.

In fiscal years ended April 30, 2017 and 2016, the Company had sales to the same two customers that were over 10% of revenues. In fiscal year ended April 30, 2017, one customer totaled approximately 29% of revenues and another customer totaled approximately 11% of revenues. In fiscal year ended April 30, 2016, one customer totaled approximately 20% of revenues and the other customer totaled approximately 15% of revenues.

Accounts Receivable

Accounts receivable are stated at cost less allowances for doubtful accounts which reflects the Company’s estimate of balances that will not be collected and sales returns. The allowances are based on the history of past write-offs, and returns, the aging of balances, collections experience and current credit conditions.

Accounts receivable consist of the following:

	April 30, 2017	April 30, 2016
Trade receivables	$1,736,000	$2,656,000
VAT receivable	130,000	190,000
Allowance for doubtful accounts and sales returns	(50,000)	(100,000)
	$1,816,000	$2,746,000

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

Inventories consist of the following:

	April 30, 2017	April 30, 2016
Raw materials	$811,000	$955,000
Work in progress	20,000	5,000
Finished goods	204,000	566,000
Allowance for excess and slow moving inventory	(90,000)	(190,000)
	$945,000	$1,336,000

Property and Equipment

Equipment consisting of office furniture, computer, machinery and equipment is recorded at cost. Repairs and maintenance costs are expensed as incurred. Depreciation for office furniture, computer, machinery and equipment is computed under the straight-line method over the estimated useful lives which range from two to five years. Leasehold improvements are depreciated under the straight line method over their estimated useful lives or the remaining lease period, whichever is shorter. When property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed from the accounts. Depreciation and amortization expense related to property and equipment for the fiscal years ended April 30, 2017 and 2016 totaled $35,000 and $92,000, respectively. Repair and maintenance costs are charged to operations as incurred.

As of April 30, 2017 and 2016 fixed assets and accumulated depreciation and amortization balances:

	2017	2016
Equipment	$502,000	$502,000
Leasehold improvement	608,000	608,000
Total Property and Equipment	1,110,000	1,110,000
Less: Accumulated depreciation and amortization	(1,094,000)	(1,059,000)
Net property and equipment	$16,000	$51,000

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

Intangible Assets Capitalized Software

Software costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established and amortized on a straight-line basis over seven years, beginning when the products are offered for sale or the enhancements are integrated into the products. Management is required to use its judgment in determining whether capitalized software costs meet the criteria for immediate expense or capitalization, in accordance with U.S. GAAP. The unamortized capitalized costs of a computer software product are compared to the net realizable value of that product and any excess is written off. The Company began to amortize the capitalized software in the second quarter of the fiscal year ended April 30, 2016. In the fiscal year ended April 30, 2017 and April 30, 2016 the company recorded approximately $52,000 and $39,000 of amortization, respectively. Accumulated amortization as of April 30, 2017 and 2016 was approximately $91,000 and $39,000, respectively. The Company will amortize the capitalized software on a straight line basis over the next twenty one quarters.

The Capitalized Software amortization to be recorded for the periods ending April 30:

Amortization
to be recorded
2018	52
2019	52
2020	52
2021	52
2022	52
Thereafter	14
Total	274

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired in an acquisition. Goodwill is not amortized but rather is reviewed annually for impairment, or whenever events or circumstances indicate that the carrying value may not be recoverable. The Company initially performs a qualitative assessment of goodwill which considers macro-economic conditions, industry and market trends, and the current and projected financial performance of the reporting unit. No further analysis is required if it is determined that there is a less than 50 percent likelihood that the carrying value is greater than the fair value. The Company completed an assessment and determined that there was no impairment of goodwill as of April 30, 2017.

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

Fair value measurements and disclosures establish a hierarchy that prioritizes fair value measurements based on the type of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of hierarchy are described below:

●	Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
●	Level 2: Inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets, such as interest rates and yield curves that are observable at commonly-quoted intervals.
●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions, as there is little, if any, related market activity.

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

Advertising

Advertising is expensed as incurred and was not material for the fiscal years ended April 30, 2017 and 2016, respectively.

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

The Company follows the guidance of accounting for uncertainty in income taxes. This guidance did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. As of April 30, 2017, the Company currently was not and is not engaged in an income tax examination by any tax authority. The Company recognizes interest and penalties on unpaid taxes in its income tax expense. No interest or penalties were recognized during the Company’s fiscal years ended April 30, 2017 and 2016. The Company files income tax returns in the United States and in various states. The Company’s significant tax jurisdictions are the U.S. Federal, New Jersey, Pennsylvania and California. The tax years subsequent to 2013 remain open to examination by the taxing authorities.

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

Basic net loss per share is computed by dividing the net loss available to common stock holders by the weighted average number of shares of common stock issued and outstanding during the period. The calculation of diluted loss per share for the fiscal year ended April 30, 2017 and April 30, 2016 includes only the weighted average number of shares of common stock outstanding. The denominator excludes the dilutive effect of common shares issuable upon exercise or conversion of stock options, warrants, convertible notes and Series A and Series B preferred shares as their effect would be anti-dilutive.

Anti-dilutive securities consisted of the following at April 30:

	2017	2016
Convertible notes – USG	54,347	-
Convertible notes – related parties	2,782	2,267
Series B preferred shares	-	552,597
Warrants	33,416	51,906
Total	90,545	606,770

Product Warranty

The majority of the Company’s products are intended for single use; therefore, the Company requires limited product warranty accruals. The Company accrues estimated product warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated, such amounts in fiscal years ended April 30, 2017 and 2016 were as follows:

	Balance	Charges to		Balance
	Beginning	Costs and		End
	of Year	Expenses	Deductions	of Year

Year Ended April 30, 2017	$10,000	$-	$(5,500)	$4,500

Year Ended April 30, 2016	$10,000	$-	$-	$10,000

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and sales returns, inventory reserve; stock based compensation, deferred income tax asset valuation allowance and other operating allowances and accruals.

Stock-Based Compensation

The Company accounts for stock-based awards issued to employees, officers and directors pursuant to Account Standard Codification No. 718 - “Stock Based Compensation”. Such awards primarily consist shares of common stock. The fair value of stock-based awards is determined on the grant date using a valuation model. The fair value is recognized as compensation expense.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective in the annual period ending December 31, 2017, including interim periods within that annual period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial position and results of operations.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers — Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

In November 2015, the FASB has issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, not-for-profit organizations, and employee benefit plans, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control (“ASU 2016-17”) which alters how a decision maker considers indirect interests in a variable interest entity (VIE) held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. The Company is currently evaluating the effect that ASU 2016-17 will have on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), providing specific guidance on the cash flow classification and presentation of changes in restricted cash and restricted cash equivalents. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively “CASH”). Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the SCF. The amendments in ASU 2016-18 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the effect that ASU 2017-01 will have on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04: “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company is currently evaluating the effect that ASU 2017-04 will have on the Company’s consolidated financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09: Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective beginning after December 15, 2017; early adoption is permitted. The Company is currently evaluating the effect that ASU 2017-09 will have on the Company’s consolidated financial position and results of operations.

In July 2017, FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is in the process of evaluating this ASU and adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 4. Financing Agreements

Equipment and furniture lease

As of October 31, 2013, the Company entered into a sale leaseback agreement with David Sheerr, a related party, (“Mr. Sheerr”) was employed by the Company as an advisor until August 31, 2016. The agreement is to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013. The lease is for a term of 60 months and the Company is obligated to pay approximately $7,500 per month for the term of the lease. The Company has an option to extend the lease for an additional two year period. The transactions described have been accounted for as a sale-leaseback transaction. Accordingly, the Company recognized a gain on the sale of assets of approximately $139,000, which is the amount of the gain on sale in excess of present value of the future lease payments and will recognize the remaining approximately $322,000 in proportion to the related gross rental charged to expense over the term of the lease, 60 months. The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long term portion of $35,000 is reflected in other liabilities long term in the consolidated balance sheet as of April 30, 2017.

The current portion of $72,000 deferred gain is reflected in accrued liabilities and the long term portion of $107,000 is reflected in other liabilities long term in the consolidated balance sheet as of April 30, 2016.

Bank financing

In November 2013, the Company had entered into a financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. The Financing Agreement provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The loans under the Financing Agreement mature on November 30, 2017 unless such Financing Agreement is either earlier terminated or renewed. Loans outstanding under the Financing Agreement bear interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The weighted average interest rate for the year ended April 30, 2017 was 9.3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting our ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. At April 30, 2017 the Company was in compliance with all covenants. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. On April 29, 2014, the Company entered into an amendment (the “Amendment”) to the Financing Agreement. The Amendment provides for advances against inventory balances based on prescribed formulas of raw materials and finished goods. The maximum borrowing capacity remains at $3,500,000. Borrowings at April 30, 2017 and April 30, 2016 totaled approximately $1,340,000 and $1,776,000 respectively there is no additional availability as of April 30, 2017.

Convertible note payable

On April 13, 2017, The Company issued and sold a convertible promissory note in the principal amount of $250,000 to USG. The Note is due six months from the date of issuance and accrues interest at a rate of 9% per annum. Upon the occurrence of an “Event of Default”, as defined in the Note, the Note shall be convertible into shares of the Company’s common stock at a conversion price that shall equal 95% of the average of the lowest three (3) daily closing bid prices of the Company’s common stock, but in no event less than $4.60.

The Company evaluated the convertible promissory note’s conversion features under ASC 815, Derivatives and Hedging and determined that under this the conversion features did not meet the definition of a derivative. The Company also evaluated the convertible promissory note and it does not contain a beneficial conversion feature.

The weighted average interest rate on amounts borrowed under these agreements at April 30, 2017 and 2016 was 9.2% and 8.5%, respectively. The average dollar amounts borrowed under these agreements for the fiscal years ended April 30, 2017 and 2016 were approximately $1,488,000 and $2,348,000, respectively.

Note 5. Securities Purchase Agreement

Common Stock

On July 31, 2015, the Company entered into separate securities purchase agreements with five (5) accredited investors for the issuance and sale of an aggregate of 41,666 shares of its common stock at a per share price of $12.00 or an aggregate purchase price of approximately $500,000.

Stock-based compensation

In the fiscal year ended April 30, 2017, the Company did not grant any stock options. For fiscal year ended April 30, 2017 the Company recorded approximately $476,000 of stock-based compensation expense which relates to 55,083 restricted stock grants. In fiscal year ended April 30, 2016, the Company granted stock options to purchase 19,889 shares of common stock to certain employees, officers and board of directors of the Company. Additionally the Company issued 28,000 shares of common stock to non-employees. The Company’s recorded approximately $624,000 of stock-based compensation expense in the fiscal 2016 consolidated statements of operations.

On January 19, 2016, the Company entered into exchange agreements (the “Option Exchange Agreements”) (Note 6) with certain of its employees pursuant to which such employees agreed to return options to purchase an aggregate of up to 27,256 shares of common stock in consideration for restricted stock grants (the “Restricted Stock Grants”) in the aggregate amount of 21,922 shares of Common Stock pursuant to the Company’s 2011 Equity Incentive Plan and 2014 Equity Incentive Plan, as amended. The Restricted Stock Grants are vested in full upon issuance. The Company recorded an additional one time stock based compensation expense of approximately $122,000 as a result of the stock option exchange agreements. As of April 30, 2017, there was no unearned compensation costs related to stock options remaining.

Series A preferred shares

In accordance with the Series A Purchase Stock Purchase Agreement, on October 30, 2015, investors in the Series A Preferred Stock exercised a right to purchase 20,000 shares of Series A Preferred Stock and warrants; gross proceeds of the transaction were $100,000.

In fiscal year ended April 30, 2016, holders of Series A Preferred Stock converted 123,300 Series A Preferred shares into 51,375 shares of Common Stock. The converted value for each Series A Preferred Share was approximately $11.84 which resulted in approximately $365,000 reduction to the Series A Preferred Stock and a $365,000 offsetting increase to Additional Paid in Capital in the April 30, 2016 consolidated balance sheet.

Dividends on the Series A Preferred Stock recorded in the year ended April 30, 2016 were approximately $122,000. The Board of Directors authorized accumulated dividends from the date of Series A Preferred Stock issuance to be paid in the form of Common Stock. This resulted in the issuance of 11,603 Common Shares and a reduction of accumulated dividends of approximately $233,000 and offsetting increase of approximately $233,000 in Additional Paid in Capital in the accompanying condensed balance sheet. The preferential cumulative dividends accrued at the rate of 8% per annum. The dividends payable were paid in shares of common stock and were valued at the volume weighted average price of the Company’s common stock over the ten (10) consecutive trading days ended on the second trading day immediately before the dividend payment date.

During fiscal year ended April 30, 2016, all Series A Preferred Stock were converted into Common Shares or exchanged for into Series B Preferred Stock. (see note 6). No Series A Preferred Stock were outstanding at April 30, 2017 or April 30, 2016.

Series B preferred shares

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

During the fiscal year ended April 30, 2016, the holders of Series B Preferred Stock converted 4,125 Series B Preferred shares into 6,875 shares of Common Stock. The converted value for each Series B Preferred Share was approximately $12.20 or $50,325 and resulted in an offsetting increase to Additional Paid in Capital in the April 30, 2016 consolidated balance sheet.

During the fiscal year ended April 30, 2017, the holders of Series B Preferred Stock converted 331,559 Series B Preferred Shares into 552,598 shares of Common Stock. The converted value for each Series B Preferred Share was approximately $12.20 or $4,045,007 and resulted in an offsetting increase to Additional Paid in Capital in the April 30, 2017 consolidated balance sheet. As of April 30, 2017 there are no remaining outstanding Series B Preferred Shares.

Series D preferred shares

On August 3, 2016, the Company entered into separate securities purchase agreements with accredited investors for the issuance and sale of the Company’s newly designated 0% Series D Convertible Preferred Stock which are convertible into shares of the Company’s common stock, par value $0.001 per share. The Series D Preferred Stock is governed by a Certificate of Designations, Preferences and Rights of the 0% Series D Convertible Preferred Stock. Each share of Series D Preferred Stock was sold at a per share purchase price of $136.00 and converts into 25 shares of common stock, subject to adjustment for dividends and stock splits. On August 5, 2016, the Company closed the private placement and sold 3,699 shares of Series D Preferred Stock convertible into an aggregate of approximately 92,500 shares of common stock with gross proceeds to the Company of $503,000. The Company evaluated the convertible Series D Preferred Stock conversion features under ASC 815, Derivatives and Hedging and determined that under this the conversion features did not meet the definition of a derivative. The Company also evaluated the Series D Preferred Stock purchase agreement and it does not contain a beneficial conversion feature.

On February 2, 2017 the Company issued a dividend of approximately 3,699 shares of Series D Preferred stock to the holders of the Series D Convertible Preferred Stock. The Company recorded a non cash dividend of approximately $544,000. The dividend was calculated using the conversion rate 25 shares of common stock for each Preferred Series D share at a closing market price on February 2, 2017 of $5.88. The dividend was recorded as an off-setting debit and credit to Additional Paid in Capital in the April 30, 2017 consolidated balance sheet.

As of April 30, 2017, 7,398 Series D Preferred Shares have been converted into approximately 184,927 Common Shares. No Series D Preferred Stock were outstanding at April 30, 2017.

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

Also as noted in (ii) above the Company on January 15, 2016 entered into an agreement with the institutional bridge note holders to exchange their entire balance (principal and accrued and unpaid interest) of Bridge Notes originally issued on July 14, 2014 through the issuance of 55,083 shares of Series B Preferred Stock, having a value of $649,967. The carrying value of principal and accrued interest extinguished was $672,000 resulting in a gain on extinguishment of $22,033

As noted in (iii) above the Company entered into an agreement with investors who held warrants issued with the above Common Stock issue dated September 18, 2013. The 87,967 outstanding warrants were exchanged for 6,598 shares of Series B Preferred Stock. The exchange was accounted for as an equity-for-equity exchange, with no gain or loss recorded. The issuance date value of the exchanged warrants of $80,500 was reallocated to Series B Preferred Stock and Additional Paid in Capital.

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

On April 30, 2017 the Company has 1,204,667 shares of common stock issued and outstanding.

Note 7. Related Party Transactions

During the fiscal years ended April 30, 2017 and 2016, the Company purchased inventories for resale totaling approximately $378,000 and $381,000, respectively, from Sheerr Memory, LLC (“Sheerr Memory”). Sheerr Memory’s owner (“Mr. Sheerr”) was employed by the Company as an advisor until August 31, 2016. Accounts payable of approximately $47,000 and approximately $11,000 in the Company’s consolidated balance sheets as of April 30, 2017 and April 30, 2016, respectively, is payable to Sheerr Memory. Sheerr Memory offers the Company trade terms of net 30 days and all invoices are settled in the normal course of business. No interest was paid.

During the fiscal years ended April 30, 2017 and 2016, the Company purchased inventories for resale totaling approximately $1,192,000 and $1,181,000, respectively, from Keystone Memory Group (“Keystone Memory”). Keystone Memory’s owner is a relative of Mr. Sheerr. Approximately $87,000 and $190,000 of accounts payable in the Company’s consolidated balance sheets as of April 30, 2017 and 2016 respectively, is payable to Keystone Memory. The Company offers trade terms of immediately due and all invoices are settled in the normal course of business. No interest is paid.

As of October 31, 2013, the Company entered into an agreement with David Sheerr, a related party, to leaseback the equipment and furniture that was sold to Mr. Sheerr on October 31, 2013, see Note 4.

Note 8. Income Taxes

Income tax expense (income) for the years ended April 30 consists of the following:

	2017	2016
Current:
Federal	$—	$—
State	—	(187,000)
	—	(187,000)
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax expense (income)	$—	$(187,000)

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

Income tax expense differs from “expected” tax expense (computed by applying the applicable U.S. statutory Federal income tax rate to earnings before income taxes) as follows:

	2017	2016

Federal income tax at statutory rates	$(651,000)	$(479,000)
State income taxes (net of federal income tax benefit)	(36,000)	81,000
Impact of change in state rate	(17,000)	(69,000)
State NOL adjustment	121,000	(46,000)
Other	(12,000)	—
Total income tax expense (benefit) before provision for valuation allowance	(595,000)	(513,000)
Changes in valuation allowance	595,000	326,000
Total income tax expense (income)	$—	$(187,000)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

51

	2017	2016
Deferred tax assets:
Compensated absences and severance, principally due to accruals for financial reporting purposes	$—	$3,000
Stock-based compensation expense	1,617,000	1,438,000
Accounts receivable, principally due to allowance for doubtful accounts and sales returns	18,000	36,000
Property and equipment, principally due to differences in depreciation	181,000	208,000
Intangible assets	(39,000)	3,000
Inventories	57,000	104,000
Net operating losses	11,273,000	10,691,000
Alternative minimum tax	438,000	438,000
Capitalized R & D cost	98,000	116,000
Other	2,000	13,000
Net deferred tax assets	13,645,000	13,050,000

Valuation allowance	(13,645,000)	(13,050,000)

Net deferred tax assets	$—	$—

The valuation allowance increased by $595,000 and $326,000 for the fiscal years ended April 30, 2017 and 2016, respectively. Management believes sufficient uncertainty exists regarding the realization of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. The amount of deferred tax assets considered realizable could materially change in the future if estimates of future taxable income change.

The Company has Federal and state net operating loss carry-forwards of approximately $32,400,000 and $4,400,000, respectively. These can be used to offset future taxable income and expire between 2023 and 2037 for Federal tax purposes and 2029 and 2037 for state tax purposes. However, the future use of some or all of such carried forward losses may be limited by Sec. 382 of Internal Revenue Code in the event of an ownership change.

Note 9. Stock-based compensation

Option Plans

The Company has a 2011 incentive and non-statutory stock option plan for the purpose of permitting certain key employees and consultants to acquire equity in the Company and to promote the growth and profitability of the Company by attracting and retaining key employees. No executive officer or director of the Company is eligible to receive options under the 2011 plan. In general, the plan allows granting of up to 11,111 shares of the Company’s Common Stock at an option price to be no less than the fair market value of the Company’s Common Stock on the date such options are granted. Options granted under the plan vest ratably on the annual anniversary date of the grants. All shares have been granted under this plan.

The Company has a 2014 Equity Incentive Plan (the “Plan”), and reserves under the plan for issuance 20,833 shares of common stock. There are approximately 2,722 shares available for future grant.

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

The Plan provides for the granting of qualified and non-qualified stock options Incentive stock options. These may be granted only to participants who meet the definition of “employees” under Section 3401(c) of the Code and bonus shares.

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

The status of these plans for the years ended April 30, 2016 and April 30, 2015 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Balance May 1, 2015	10,478	$101.76	3.59	$—

Granted	19,889	$19.56	—	—
Expired	(3,111)	$152.52	—	—
Exchanged / cancelled	(27,256)	$36.12	—	—

Balance April 30, 2016	—	—	—	$—

Granted	—	—	—	—
Expired	—	—	—	—
Exchanged / cancelled	—	—	—	—
Balance April 30, 2017	—	—	—	$—

In the fiscal year ended April 30, 2017, the Company did not grant any stock options. For fiscal year ended April 30, 2017 the Company recorded approximately $476,000 of stock-based compensation expense which relates to 55,083 restricted stock grants. In fiscal year ended April 30, 2016, the Company granted stock options to purchase 19,889 shares of common stock to certain employees, officers and board of directors of the Company. Additionally the Company issued 28,000 share of common stock to non-employees. The Company’s recorded approximately $624,000 of stock-based compensation expense in the fiscal 2016 consolidated statements of operations.

On January 19, 2016, the Company entered into exchange agreements (the “Option Exchange Agreements”) (Note 6) with certain of its employees pursuant to which such employees agreed to return options to purchase an aggregate of up to 27,256 shares of common stock in consideration for restricted stock grants (the “Restricted Stock Grants”) in the aggregate amount of 21,922 shares of Common Stock pursuant to the Company’s 2011 Equity Incentive Plan and 2014 Equity Incentive Plan, as amended. The Restricted Stock Grants are vested in full upon issuance. The Company recorded an additional one time stock based compensation expense of approximately $122,000 as a result of the stock option exchange agreements. As of April 30, 2017, there was no unearned compensation costs related to stock options remaining.

There were no stock options granted during the fiscal year ended April 30, 2017. The fair value of each stock option granted during fiscal year ended April 30, 2016 was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Fiscal Year Ended April 30, 2016
Expected term (years)	2.5-3.0
Expected volatility	79%-80%
Dividend yield	0
Risk-free interest rate	.90% -1.01%
Weighted average per share grant date fair value	$9.36 - $12.36

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

The Company calculated stock-based compensation expense using a 5% forfeiture rate.

Warrants

On January 15, 2016, the Company entered into separate exchange agreements with various warrant holders, refer to (“Note 6”) Equity Exchange transactions.

At April 30, 2017, the Company had 33,417 warrants outstanding with exercise prices between $30.00 and $42.00. At April 30, 2016, the Company had 51,906 warrants outstanding with exercise prices between $30.00 and $162.72. A summary of warrant activity for the Fiscal year ended April 30, 2017 and 2016 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life years	Aggregate Intrinsic Value (1)
Balance May 1, 2015	275,689	$42.24	4.12	—

Issued	4,166	$30.00
Exchanged	(220,450)	$32.40
Expired	(7,500)	$30.00
Balance April 30, 2016	51,905	$78.96	1.24	—

Issued	—	—
Exchanged	—	—
Expired	(18,490)	$162.72
Balance April 30, 2017	33,415	$32.61	0.90	—

(1) This amount represents the difference between the conversion price and $4.80, the closing price of Dataram common stock on April 28, 2017 as reported on the NASDAQ Stock Market, for all in-the-money warrants outstanding.

Note 10. Accrued Liabilities

Accrued liabilities consist of the following at April 30:

	2017	2016
Payroll, including vacation	$6,000	$17,000
Commissions	18,000	25,000
Deferred gain on equipment sale	72,000	72,000
Accounting and audit	-	25,000
Other	6,000	20,000
	$102,000	$159,000

Note 11. Commitments and contingencies

Leases

The Company occupies various facilities and operates equipment under operating lease arrangements. Rent charged to operations pursuant to such operating leases amounted to approximately $241,000 in 2017 and $316,000 in 2016.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 2017 are as follows:

Leases

Total
Year ending April 30:
2018	283,000
2019	148,000
2020	86,000
Total	$517,000

Purchases

At April 30, 2017, the Company had open purchase orders outstanding totaling $350,000 for inventory items to be delivered in the first three months of the fiscal year ending April 30, 2018. These purchase orders are cancelable.

Legal Proceedings

The Company is presently a party to two lawsuits. On April 9, 2015, the Company’s former Chief Executive Officer, John Freeman, filed a lawsuit, John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15. On April 10, 2015, the Company filed an action against Mr. Freeman, styled as Dataram Corporation v. John Freeman, et al., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15. These actions have been consolidated in Essex County. A range of loss, if any, cannot be estimated at this point in time.

Note 12. Employee Benefit Plan

The Company has a defined contribution plan (the “Plan”) which is available to all qualified employees. Employees may elect to contribute a portion of their compensation to the Plan, subject to certain limitations. The Company contributes a percentage of the employee’s contribution, subject to a maximum of 4.5 percent. The Company’s matching contributions aggregated approximately $81,000 and $99,000 in 2017 and 2016 respectively.

Note 13. Geographic Location Information

The Company operates in one business segment and develops, manufactures and markets a variety of memory systems for use with servers and workstations which are manufactured by various companies. Revenues, total assets and long lived assets for 2017 and 2016 by geographic region is as follows:

	United
	States	Europe	Other*	Consolidated
April 30, 2017
Revenues	$11,864,000	$4,143,000	$1,395,000	$17,402,000
Total assets	$4,760,000	$5,000	$0	$4,765,000
Long lived assets	$1,490,000	$0	$0	$1,490,000

April 30, 2016
Revenues	$19,713,000	$4,405,000	$1,064,000	$25,182,000
Total assets	$5,743,000	$8,000	$0	$5,751,000
Long lived assets	$1,407,000	$0	$0	$1,407,000

*Principally Asia Pacific Region

Note 14. Subsequent Events

Reverse Stock Split

On May 3, 2017, Dataram Corporation (the “Company” or “Dataram”) filed a certificate of amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding Common Stock on a one for four basis. The reverse stock split became effective with NASDAQ at the open of business on May 8, 2017. The par value and other terms of the Company’s common stock were not affected by the reverse stock split. As a result of the reverse stock split, every four shares of the Company’s pre-reverse stock split common stock were combined and reclassified into one share of the Company’s common stock. No fractional shares of common stock were issued as a result of the reverse stock split.

All common stock and per share amounts have been retroactively restated herein to give effect to the reverse stock split.

Completion of Merger Agreement

On June 13, 2016, the Company entered into an Agreement and Plan of Merger, as amended and restated on July 29, 2016, and further amended and restated on September 14, 2016 and November 28, 2016 (as so amended, the “Merger Agreement”), with DAS, USG and Copper King LLC, the principal shareholder of USG.

●	On May 23, 2017 (the “Closing Date”), the Company closed the transactions contemplated under the Merger Agreement (the “Closing”) and filed Articles of Merger with the State of Nevada, a copy of which is attached hereto as Exhibit 3.1, pursuant to which USG was merged with and into DAS, with USG surviving the merger as the surviving corporation and wholly-owned subsidiary of the Company (the “Merger”). In addition, pursuant to the terms of the Merger Agreement and as consideration for the acquisition of USG, on the Closing Date, outstanding shares of USG’s common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as well as outstanding options and warrants of USG were converted into the following:

●	395,833 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) were issued to certain holders of USG common stock;
●	37,879 shares of the Company’s Common Stock were issued to certain members of USG management;
●	1,083,543 shares of the Company’s Common Stock were issued to holders of USG’s Series A Preferred Stock;
●	466,678 shares of the Company’s Common Stock were issued to holders of USG’s Series B Preferred Stock;
●	45,000.18 shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into an aggregate of 4,500,180 shares of the Company’s Common Stock that were to be issued to Copper King, 45,500.18 shares of Series C Preferred Stock were issued to Copper King on the Closing and 4,500.01 shares of Series C Preferred Stock are to be held in escrow pursuant to the terms of the Escrow Agreement as further discussed below;
●	452,359 five-year cashless warrants with an exercise price of $2.64 per share were issued to Laidlaw & Company (UK) Ltd.;
●	462,500 shares of Common Stock were issued to holders of USG common stock issued in connection with the closing of the Keystone acquisition; and
●	231,458 five-year options with an exercise price of $3.60 per share, which vest in 24 equal monthly installments commencing on the date of issuance were issued to holders of options issued in connection with the closing of the Keystone acquisition (collectively, the “Merger Consideration”).
●	A minimum of 333,333 and a maximum of 583,333 shares of Dataram’s Common Stock and warrants to purchase up to 62,500 shares of Dataram’s Common Stock (or such lesser amount depending on the size of the U.S. Gold Financing) shall be issued to the placement agent in the U.S. Gold Financing;

The Company registered the shares of Common Stock issued to holders of outstanding shares of USG’s common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock together with the shares of Common Stock underlying the Company’s newly designated Series C Preferred Stock on a Registration Statement on Form S-4 (file number 333-215385) which Registration Statement was declared effective on March 7, 2017.

The merger has constituted a change of control or change in control, the majority of the Board of Directors changed with the consummation of the merger. The Company issued to USG shares of Common Stock which represented approximately 91% of the combined company.

On June 9, 2017, U.S. Gold Corp. filed a certificate of amendment to its articles of incorporation with the Secretary of State of Nevada in order to change its name to “Gold King Corp”.

Anticipated Accounting Treatment

The Merger is being accounted for as a “reverse merger,” and USG is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of USG, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of USG, historical operations of USG and operations of Dataram from the Closing Date of the Merger.

The Company is evaluating the revaluation of the merger consideration transferred and also evaluating of the fair value of assets and liabilities transferred.

Private Placement

On July 4, 2017, USG closed a private placement with an institutional investor for approximately $500,000 by issuing 179,211 shares at $2.79 per share.

Conversion of Series C Preferred Stock

From May 1, 2017 to July 27, 2017, 36,820 of the Preferred Series C Shares have been converted into 3,682,000 Common shares.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at April 30, 2017, our internal control over financial reporting was effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded that there were no such changes during the quarter ended April 30, 2017.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is the information set forth in the Definitive Proxy Statement of U.S. Gold Corp., filed with the SEC on July 12, 2017 under the captions “Executive Officers of the Company”, “Nominees for Director” and “Section 16 Compliance.” The Company’s “Code of Ethics”, within the meaning of Item 406 of Registered S-K, is posted on the Company’s web site at www.dataram.com.

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference herein is the information set forth in the Definitive Proxy Statement of U.S. Gold Corp., filed with the SEC on July 12, 2017 under the caption “Executive Compensation.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference herein is the information set forth in the Definitive Proxy Statement of U.S. Gold Corp., filed with the SEC on July 12, 2017 under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Plan Compensation Information.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference herein is the information set forth in the Definitive Proxy Statement of U.S. Gold Corp., filed with the SEC on July 12, 2017 under the captions “Executive Compensation,” “Board of Directors” And “Related Party Transactions.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference herein is the information set forth in the Definitive Proxy Statement of U.S. Gold Corp., filed with the SEC on July 12, 2017 under the caption “Principal Accountant Fees and Services.”

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

DATARAM CORPORATION (Registrant)

Date: July 31, 2017	By:	/s/ David A. Moylan
David A. Moylan, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2017	By:	/s/ Anthony M. Lougee
Anthony M. Lougee
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: July 31, 2017	By:	/s/ Edward M. Karr
Edward M. Karr, Director and Chairman

Date: July 31, 2017	By:	/s/ John N, Braca
John N Braca, Director

Date:July 31, 2017	By:	/s/ James Dale Davidson
James Dale Davidson, Director

Date: July 31, 2017	By:	/s/ Timothy M. Janke
Timothy M. Janke, Director

EXHIBIT INDEX

3(a)	Restated Certificate of Incorporation, as amended.

3(b)	By-Laws. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 25, 2008.

4(d)	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

10(a)	2001 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 26, 2001.

10(b)	Savings and Investment Retirement Plan, January 1, 2001 Restatement.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2003.

10(c)	2011 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 22, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 16, 2011.

10(d)	2014 Equity Incentive Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10(e)	Lease Agreement dated as of April 4, 2011, between Hillier Properties, L.L.C., and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 28, 2011.

10(f)	Lease Agreement, dated December 31, 2000, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(g)	Lease Renewal Agreement, dated February 13, 2006, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10(h)	Lease Renewal Agreement, dated February 10, 2011, between Nappen & Associates and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2011.

10(i)	Employment Agreement of Jeffrey H. Duncan dated as of February 1, 2005.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2005, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2005.

10(j)	Employment Agreement of David Sheerr dated as of March 31, 2009.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2010, filed with the Securities and Exchange Commission, SEC file number 001-08266, July 29, 2010.

10(k)	Product Consignment And Sale Agreement, dated as of July 27, 2010, Between Sheerr Memory, Inc. and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10(l)	Note and Security Agreement, dated as of December 14, 2011, by and among David Sheerr and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(m)	Consignment Termination letter, dated December 14, 2011, between Sheerr Memory, Inc. and Dataram corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10(n)	Patent Purchase Agreement, dated as of March 29, 2012, by and between Dataram Corporation and Phan Tia Group Pte, LLC.

10(o)	Securities Purchase Agreement, dated September 18, 2013, by and Dataram Corporation and certain investors. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 19, 2013.

10(p)	Subordinated Secure Convertible Bridge Note purchase agreement dated July 14, 2015 by and between Dataram Corporation and certain investors. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, July 18, 2014.

10(q)	Series A Preferred Stock Purchase agreement dated as of October 20, 2014, by and between Dataram Corporation Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10(r)	Severance Payment Agreement dated September 24, 2014 by and between Anthony M. Lougee and Dataram Corporation.*Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 24, 2014.

10(s)	Employment Agreement dated June 8, 2015 by and between David A. Moylan and Dataram Corporation.* Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 12, 2015.

14(a)	Code of Ethics. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 20, 2005.

23(1)	Marcum LLP consent

31(a)	Rule 13a-14(a) Certification of David A. Moylan

31(b)	Rule 13a-14(a) Certification of Anthony M. Lougee

32(a)	Section 1350 Certification of David A. Moylan (Furnished not Filed)

32(b)	Section 1350 Certification of Anthony M. Lougee (Furnished not Filed)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link base Document

101.LAB	XBRL Taxonomy Extension Label Link base Document

101.PRE	XBRL Taxonomy Extension Presentation Link base Document

101.DEF	XBRL Taxonomy Extension Definition Link base Document

*Management Contract or Compensatory Plan or Arrangement

