Form 10-Q
period 2017-07-31
U.S. GOLD CORP.
filed 2017-09-14
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 1-08266

U.S. GOLD CORP. (Formerly known as Dataram Corporation)
(Exact name of registrant as specified in its charter)

Nevada	22-1831409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 E. Idaho Street, Suite 102-Box 604, Elko, NV	89801
(Address of principal executive offices)	(Zip Code)

(800) 557-4550
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “Emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock ($.001 par value): As of September 13, 2017, there were 12,399,714 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2017	April 30, 2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,346,618	$6,820,623
Note receivable	-	250,000
Prepaid expenses and current assets	774,786	198,151
Assets held for sale - current	3,550,556	-

Total Current Assets	8,671,960	7,268,774

NON - CURRENT ASSETS:
Reclamation bond deposit	46,482	41,301
Mineral rights	4,120,623	4,120,623
Assets held for sale - long term	37,984	-

Total Non - Current Assets	4,205,089	4,161,924

Total Assets	$12,877,049	$11,430,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$290,484	$40,550
Accounts payable - related party	2,431	2,431
Accrued liabilities	722,197	137,500

Liabilities held for sale - current	3,603,671	-

Total Current Liabilities	4,618,783	180,481

LONG- TERM LIABILITIES
Liabilities held for sale - long term	23,891	-

Total Liabilities	4,642,674	180,481

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value ; 5,000,000 authorized Convertible Series C Preferred stock $0.001 Par Value; 45,002 Shares Authorized; 8,182 and 45,002 issued and outstanding as of July 31, 2017 and April 30, 2017 (Liquidation value $818,200)	8	45
Common stock $0.001 Par Value; 54,000,000 Shares Authorized; 12,035,816 and 6,932,059 shares issued and outstanding as of July 31, 2017 and April 30, 2017	12,036	6,932
Additional paid-in capital	22,070,169	15,813,297
Accumulated deficit	(13,847,838)	(4,570,057)

Total Stockholders’ Equity	8,234,375	11,250,217

Total Liabilities and Stockholders’ Equity	$12,877,049	$11,430,698

See the accompanying notes are integral part of the unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2017	July 31, 2016

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	1,389,814	249,105
Exploration costs	767,883	111,246
Professional fees	861,463	878,089
General and administrative expenses	187,173	99,733

Total operating expenses	3,206,333	1,338,173

Operating loss from operations from continuing operations	(3,206,333)	(1,338,173)

Other expense:
Interest expense - related party	-	(4,242)

Total other expense	-	(4,242)

Loss from continuing operations before provision for income taxes	(3,206,333)	(1,342,415)

Provision for income taxes	-	-

Loss from continuing operations	(3,206,333)	(1,342,415)

Discontinued operations:
Loss from discontinued operations (including impairment expense of 6,094,760)	(6,071,448)	-

Net loss	$(9,277,781)	$(1,342,415)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.35)	$(1.56)
Loss from held for sale operations	$(0.65)	$0.00
Total losses	$(1.00)	$(1.56)

Weighted average common shares outstanding - basic and diluted	9,252,624	858,333

See the accompanying notes are integral part of the unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended July 31, 2017

	Preferred Stock - Series C $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2017	45,002	$45	6,932,059	$6,932	$15,813,297	$(4,570,057)	$11,250,217

Merger with Dataram Corporation	-	-	1,204,667	1,205	5,660,730		5,661,935

Shares of common stock to be issued for cash	-	-	179,211	179	499,825	-	500,004

Conversion of preferred stock into common stock	(36,820)	(37)	3,682,000	3,682	(3,645)	-	-

Issuance of common stock for accrued services	-	-	37,879	38	99,962	-	100,000

Net loss	-	-	-	-	-	(9,277,781)	(9,277,781)

Balance, July 31, 2017	8,182	$8	12,035,816	$12,036	$22,070,169	$(13,847,838)	$8,234,375

See the accompanying notes are integral part of the unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2017	July 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,277,781)	$(1,342,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	12,500	825,000
Impairment expense	6,094,760	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(589,135)	(45,730)
Assets of held for sale operations - current	(692,497)	-
Reclamation bond deposit	(5,181)	-
Assets of held for sale operations - long term	8,000	-
Accounts payable and accrued liabilities	934,631	90,692
Accounts payable and accrued liabilities - related parties	-	69,089
Liabilities of held for sale operations - current	552,638	-
Liabilities of held for sale operations - long term	(11,944)	-

NET CASH USED IN OPERATING ACTIVITIES	(2,974,009)	(403,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral rights	-	(288,917)

NET CASH USED IN INVESTING ACTIVITIES	-	(288,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock, net of issuance cost	-	4,587,406
Issuance of common stock	500,004	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	500,004	4,587,406

NET (DECREASE) INCREASE IN CASH	(2,474,005)	3,895,125

CASH - beginning of period	6,820,623	305,661

CASH - end of period	$4,346,618	$4,200,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON -CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for the acquisition of mineral rights	$-	$555,000
Grant of stock options for the acquisition of mineral rights	$-	$184,968
Issuance of common stock for merger	$5,661,935	-
Issuance of common stock for accrued services	$100,000	$-

See the accompanying notes are integral part of the unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”) was incorporated under the laws of the State of Nevada and was originally incorporated in the State of New Jersey in 1967. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. The financial statements are those of Gold King (the accounting acquirer) prior to the merger and include the activity of Dataram Corporation (the legal acquirer) from the date of the merger. Gold King is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada and Wyoming. None of the Company’s properties contain proven and probable reserves and all of the Company’s activities on all of its properties are exploratory in nature.

On May 3, 2017, the Company filed a certificate of amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a one for four basis. All share and per share values of the Company’s common stock for all periods presented in the accompanying unaudited condensed consolidated financial statements are retroactively restated for the effect of the  reverse stock split in accordance with Staff Accounting Bulletin 4C.

Recent developments- Acquisition

On June 13, 2016, Gold King, a private Nevada corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company, the Company’s wholly-owned Subsidiaries, Dataram Acquisition Sub, Inc., a Nevada corporation (“Acquisition Sub”), and all of the principal shareholders of Gold King (the “Gold King Shareholders”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), Gold King merged with and into Acquisition Sub with Gold King as the surviving corporation and became a wholly-owned subsidiary of the Company.

On May 23, 2017, the Company closed the Merger with Gold King. The Merger has constituted a change of control or change in control, the majority of the Board of Directors changed with the consummation of the Merger. The Company issued to Gold King shares of common stock which represented approximately 90% of the combined company.

On July 31, 2017, the Company’s Board of Directors, or Board reviewed and approved the recommendation of management to consider strategic options for Dataram Corporation’s legacy business (“Dataram Memory”) including the sale of the business, within the next 12 months. In approving the recommendation and adopting a formal plan, the Board retained the right to review all offers received and have final approval on any sale of the business. As such, the legacy business activities will be re-classed and reported as “discontinued operations”, assets and liabilities will be reflected on the balance sheet as “held for sale”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes the unaudited condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of July 31, 2017. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2017, which are contained elsewhere in the Form 8-K/A filed on July 31, 2017. The consolidated balance sheet as of April 30, 2017 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ended April 30, 2018.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss and used cash in its operations of approximately $9.3 million and $3.0 million, respectively, for the three months ended July 31, 2017. Additionally, the Company had an accumulated deficit of approximately $13.8 million at July 31, 2017. The Company took steps to mitigate these factors by completing private placements to several investors for the sale of the Company’s Series B and Series C Convertible Preferred Stock for aggregate net proceeds of approximately $10.9 million between July 2016 and October 2016. The Company is anticipating raising additional capital but there can be no assurance that it will be able to do so or if the terms will be favorable.

The above steps substantially lowered the Company’s potential cash exposure. Additionally, the Company is able to control cash spending on its exploration activities. As a result, as of the date of the issuance of these financial statements, the Company believes its current cash position and plans have alleviated substantial doubt about its ability to sustain operations for at least one year from the issuance of these condensed unaudited consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates and Assumptions

In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to valuation of mineral  rights, assets held for sale, stock-based compensation, the fair value of common stock issued and the valuation of deferred tax assets and liabilities.

Fair Value of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied in accordance with accounting principles generally accepted in the United States of America that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts reported in the condensed consolidated balance sheets for cash, prepaid expense and other current assets – current, accounts payable, accrued liabilities and liabilities – current, approximate their estimated fair values based on the short-term maturity of these instruments.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and other intangible assets

In accordance with ASC 350-30-65, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;
2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the quarter ended July 31, 2017, in accordance with section 6.1 of the Amended and Restated Agreement and Plan of Merger, the Company began to market the assets of Dataram Memory. In connection with this process, the Company determined that the carrying value of Goodwill exceeded its fair value, which triggered an impairment analysis. The Company recorded a goodwill impairment expense of $6,094,760 during the three months ended July 31, 2017.

Mineral Rights

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established.

When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. The Company assesses the carrying costs of the capitalized mineral properties for impairment under ASC 360-10, “Impairment of long-lived assets”, and evaluates its carrying value under ASC 930-360, “Extractive Activities - Mining”, annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral properties over its estimated fair value.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed.

ASC 930-805, “Extractive Activities-Mining: Business Combinations” (“ASC 930-805”), states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 930-805 provides that in measuring the fair value of mineral assets, an acquirer should take into account both:

●         The value beyond proven and probable reserves (“VBPP”) to the extent that a market participant would include VBPP in determining the fair value of the assets.

●         The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

Revenue Recognition

Revenue is recognized when title passes upon shipment of goods to customers. The Company’s revenue earning activities relate to Dataram Memory and involve delivering or producing goods. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, selling price is fixed or determinable and collection is reasonably assured. The Company does experience a minimal level of sales returns and allowances for which the Company accrues a reserve at the time of sale in accordance with the Revenue Recognition – Right of Return Topic of the FASB ASC. Estimated warranty costs are accrued by management upon product shipment based on an estimate of future warranty claims.

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, “Compensation – Stock Compensation’ (“ASC 718”) which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505, “Equity – Equity Based Payments to Non-Employees” (“ASC 505-50”), for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date which is the grant date. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

Income taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should  be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company early adopted this ASU on May 1, 2017, and expects that the adoption of this ASU could have a material impact on future consolidated financial statements for acquisitions that are not considered to be businesses.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 — MINERAL RIGHTS

Copper King Project

The mineral properties consist of the Copper King gold and copper development project located in the Silver Crown Mining District of southeast Wyoming (the “Copper King Project”) and certain unpatented mining claims in Meagher County Montana. On July 2, 2014, the Company entered into an Asset Purchase Agreement ( the “Asset Purchase Agreement”) whereby the Company acquired certain mining leases and other mineral rights comprising the Copper King project and certain unpatented mining claims located in Montana. Pursuant to the Asset Purchase Agreement, the purchase price was (a) cash payment in the amount of $1.5 million and (b) closing shares calculated at 50% of the issued and outstanding shares of the Company’s common stock and valued at $1.5 million.

In accordance with ASC 360-10, “Property, Plant, and Equipment”, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquisition. Accordingly, the Company recorded a total cost of the acquired mineral properties of $3,091,738 which includes the purchase price ($3,000,000) and related transaction cost.

Keystone Project

The Company, through its wholly-owned subsidiary, U.S. Gold Acquisition, Inc., acquired the mining claims comprising the Keystone Project on May 27, 2016 from Nevada Gold Ventures, LLC (“Nevada Gold”) and Americas Gold Exploration, Inc. (collectively the “Sellers”) under the terms of the Purchase and Sale Agreement (the “Purchase and Sale Agreement”). At the time of purchase, the Keystone Project consisted of 284 unpatented lode mining claims situated in Eureka County, Nevada. The purchase price for the Keystone Property consisted of the following: (a) cash payment in the amount of $250,000, (b) the closing shares which is equivalent to 462,500 shares of the Company’s common stock and (c) an aggregate of 231,458 five-year options to purchase shares of the Company’s common stock at an exercise price of $3.60 per share.

The Company valued the common shares at the fair value of $555,000 or $1.20 per common share based on the contemporaneous sale of its preferred stock in a private placement at $0.10 per common share. The options were valued at $184,968. The options shall vest over a period of two years whereby 1/24 of the options shall vest and become exercisable each month for the next 24 months. The options are non-forfeitable and are not subject to obligations or service requirements.

Accordingly, the Company recorded a total cost of the acquired mineral properties of $1,028,885 which includes the purchase price ($989,968) and related transaction cost ($38,917).

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 3 — MINERAL RIGHTS (continued)

Some of the Keystone claims are subject to pre-existing net smelter royalty (“NSR”) obligations. In addition, under the terms of the Purchase and Sale Agreement, Nevada Gold retained additional NSR rights of 0.5% with regard to certain claims and 3.5% with regard to certain other claims. Under the terms of the Purchase and Sale Agreement, the Company may buy down one percent (1%) of the royalty from Nevada Gold at any time through the fifth anniversary of the closing date for $2,000,000. In addition, the Company may buy down an additional one percent (1%) of the royalty anytime through the eighth anniversary of the closing date for $5,000,000.

As of the date of these unaudited condensed consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs and exploration costs.

Mineral properties consisted of the following:

	July 31, 2017	April 30, 2017
Copper King project	$3,091,738	$3,091,738
Keystone project	1,028,885	1,028,885
Total	$4,120,623	$4,120,623

NOTE 4 — ACQUISITION

On May 23, 2017, the Company closed the Merger with Gold King. Pursuant to the terms of the Merger Agreement and as consideration for the acquisition of Gold King, on the closing date, 2,446,433 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) were issued to holders of Gold King’s common stock, Series A Preferred Stock, Series B Preferred Stock and certain incoming officers. In addition, 45,000.18 shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into an aggregate of 4,500,180 shares of the Company’s Common Stock that were to be issued to Copper King, 45,500.18 shares of Series C Preferred Stock were issued to Copper King on the Closing and 4,500.01 shares of Series C Preferred Stock are to be held in escrow pursuant to the terms of the Escrow Agreement and 4,523,589 shares of the Company’s common stock and warrants to purchase up to 452,359 shares of the Company’s common stock were issued to the holders of Gold King’s Series C Preferred Stock. Additionally, 231,458 of the Company’s stock options were issued to the holders of Gold King’s outstanding stock options issued in connection with the closing of the acquisition of the Keystone Project.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 4 — ACQUISITION (continued)

As a result of the merger, for financial statement reporting purposes, the business combination between the Company and Gold King has been treated as a reverse acquisition and recapitalization with Gold King deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55. At the time of the Merger, both the Company and Gold King have their own separate operating segments. Accordingly, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements after the Merger are those of the Gold King and are recorded at the historical cost basis of the Company. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Gold King which are recorded at historical cost.

The Company’s assets and liabilities were recorded at their fair values as of the date of the Merger and the results of operations of the Company are consolidated with results of operations of Gold King starting on the date of the Merger. The Company is deemed to have issued 1,204,667 shares of common stock which represents the outstanding common stock of the Company prior to the closing of the Merger. The Company accounted for the value under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company deemed that the fair value of the consideration given was $4.70 per share based on the quoted trading price on the date of the Merger amounting to $5,661,935 which is more clearly evident and more reliable measurement basis. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

As a result of the reverse merger, the total purchase consideration exceeded the net assets acquired. The Company recorded approximately $6,100,000 of goodwill. None of the goodwill recognized is expected to be deductible for income tax purposes. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 4 — ACQUISITION (continued)

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $255,555)	$3,063,059
Other assets	45,984
Goodwill	6,094,760

Liabilities assumed (including a note payable – credit line of $1,096,504)	(3,541,868)
Net purchase price	$5,661,935

During the three months ended July 31, 2017, the Company recorded an impairment loss of $6,094,760 as the Company determined that the carrying value of the goodwill is not recoverable.

The Company has determined that if the business combination would have occurred on the first day of the reporting period there would not have been a material change to the continuing operations of the financial statements presented

Credit Facility Assumed

The Company has a financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. that provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The Financing Agreement renewal date was August 31, 2017 and will renew from year to year unless such Financing Agreement is terminated as set forth in the loan agreement. The amount outstanding under the Financing Agreement bears interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contains other financial and restrictive covenants, including, among others, covenants limiting the Company’s ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. The Financing Agreement provides for advances against eligible accounts receivable and inventory balances based on prescribed formulas of raw materials and finished goods. On July 31, 2017 the Company had approximately $1,090,000 in borrowings. Borrowings at April 30, 2017 totaled approximately $1,340,000.

NOTE 5 — RELATED PARTY TRANSACTIONS

Accounts payable to related party as of July 31, 2017 and April 30, 2017 was $2,431, and was reflected as accounts payable and accrued liabilities – related party in the accompanying unaudited condensed consolidated balance sheets. The related party is the managing partner of Copper King LLC who was a principal stockholder of Gold King.

NOTE 6 — STOCKHOLDERS’ EQUITY

On May 3, 2017, the Company filed a certificate of amendment to its Articles of Incorporation, as amended with the Secretary of State of the State of Nevada in order to (i) effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.001 per share on a one (1) for four (4) basis and (ii) increase the Company’s authorized number of shares of common stock and preferred stock to 200,000,000 shares from 54,000,000 shares and 50,000,000 shares from 5,000,000 shares, respectively.

Series C Convertible Preferred Stock

In May 2017, the Company designated 45,002 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $1,000 per share and conversion price of $1.00 per share of common stock, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise. The holders of the Series C Preferred Stock shall not possess any voting rights. The Series C Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to a liquidation preference equal to the par value of $0.001, prior to any payments to holders of (i) any other class or series of capital stock whose terms expressly provide that the holders of preferred shares should receive preferential payment with respect to such distribution and (ii) the common stock.

Common Stock

In connection with the Merger, the Company is deemed to have issued 1,204,667 shares of common stock which represents the outstanding common shares of the Company prior to the closing of the Merger (see Note 4).

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

In May 2017, in connection with the Merger (see Note 4), the Company issued 37,879 shares of the Company’s common stock having a fair value of $100,000 to the Chief Geologist for services rendered to the Company from June 2016 to January 2017 pursuant to his employment agreement with the Company’s wholly-owned subsidiary Gold King (see Note 8). Consequently, the Company reduced accrued salaries by $100,000 as of July 31, 2017.

In July 2017, the Company sold 179,211 shares of its common stock at $2.79 per common share for proceeds of approximately $500,000.

Between May 2017 and July 2017, the Company issued 3,682,000 shares of the Company’s common stock in exchange for the conversion of 36,820 shares of the Company’s Series C Preferred Stock.

Stock Options

A summary of the Company’s outstanding stock options as of July 31, 2017 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2017 (see Note 4)	231,458	$3.60	4.01
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at July 31, 2017	231,458	3.60	3.76

Options exercisable at end of period	135,017	$3.60
Options expected to vest	96,441	$3.60
Weighted average fair value of options granted during the period		$—

The 96,441 options are expected to vest over the next 10 months.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Stock Warrants

A summary of the Company’s outstanding stock warrants as of July 31, 2017 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2017 (see Note 4)	452,359	$2.64	4.23
Recapitalization on May 23, 2017	33,415	32.61	0.90
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at July 31, 2017	485,774	3.80	4.70

Warrants exercisable at end of period	485,774	$3.80
Warrants expected to vest	—	$—
Weighted average fair value of warrants granted during the period		$—

NOTE 7 — NET LOSS PER COMMON SHARE

Net loss per common share is calculated in accordance with ASC 260, “Earnings Per Share”. Basic loss per share is computed by dividing net loss available to common stockholder, by the weighted average number of shares of common stock outstanding during the period. The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	July 31, 2017	July 31, 2016
Common stock equivalents:
Stock options	231,458	231,458
Stock warrants	485,771	-
Convertible preferred stock	818,180	7,847,257
Total	1,535,409	8,078,715

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Mining Leases

The Copper King property position consists of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases. These leases were assigned to the Company in July 2014 through the acquisition of the Copper King project.

The Company’s rights to the Copper King Project arise under two State of Wyoming mineral leases:

1) State of Wyoming Mining Lease No. 0-40828 consisting of 640 acres.

2) State of Wyoming Mining Lease No. 0-40858 consisting of 480 acres.

Lease 0-40828 was renewed in February 2013 for a second ten-year term and Lease 0-40858 was renewed for its second ten-year term in February 2014. Each lease requires an annual payment of $2.00 per acre. In connection with the Wyoming Mining Leases, the following production royalties must be paid to the State of Wyoming, although once the project is in operation, the Board of Land Commissioners has the authority to reduce the royalty payable to the State:

FOB Mine Value per Ton	Percentage Royalty
$00.00 to $50.00	5%
$50.01 to $100.00	7%
$100.01 to $150.00	9%
$150.01 and up	10%

The future minimum lease payments under these mining leases are as follows:

2018	$2,240
2019	2,240
2020	2,240
2021	2,240
2022	2,240
Thereafter	3,200
$14,400

The Company may renew the lease for a third ten-year term which will require an annual payment of $3.00 per acre and then $4.00 per acre thereafter.

Executive Employment Agreements

On April 12, 2016, the Company entered into an employment agreement with its Chief Executive Officer, Mr. Edward Karr. The initial term of the Agreement is for two years ending on April 30, 2018, with automatic renewals for successive one year terms unless terminated by written notice at least 90 days prior to the expiration of the term. Mr. Karr is to receive a base salary of $250,000 per year. The Agreement calls for a bonus of $250,000 to be awarded upon meeting a certain milestone goal which is concluding a financing of at least $10,000,000, a minimum of $2,500,000 of which must come from foreign investors. The bonus may be paid in cash, stock, or a combination thereof in the discretion of the board. Any bonus for a calendar year shall be subject to Mr. Karr’s continued employment with the Company through the end of the calendar year in which it is earned and shall be paid after the conclusion of the calendar year in accordance with the Company’s regular bonus payment policies in the year following the year with respect to which the bonus relates, and in any case not later than two and one half (2-1/2) months following the end of the year with respect to which a bonus is earned.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)

The Company’s former Chief Operating Officer, Mr. David Rector, is employed under an Executive Employment Agreement dated Apri1 14, 2016. The initial term of the Agreement is for one year, with automatic renewals for successive one year terms unless terminated by written notice at least 30 days prior to the expiration of the term. Mr. Rector is to receive a base salary of $15,000 per month. The agreement calls for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the board of directors and to be paid in cash, stock, or a combination thereof in the discretion of the board.

On June 27, 2016, the Company entered into an employment agreement with its Chief Geologist, Mr. David Mathewson. The initial term of the Agreement is for one year, with automatic renewals for successive one year terms unless terminated by written notice at least 30 days prior to the expiration of the term by either party. Mr. Mathewson is to receive a base salary of $200,000 per year. The base salary shall be payable as follows: (a) 25% of the base salary shall be payable in equal monthly cash installments and (b) the remaining 75% of the base salary shall be payable in equal monthly installments in the form of common stock of the Company. Each installment of common stock shall be issued on the first business day of the months and shall be valued at the market price on the trading day immediately prior to the date of issuance. Market price is the closing bid price on the principal securities exchange or trading market. Mr. Mathewson shall be entitled to receive bonus to be paid in cash, stock, or a combination thereof and equity awards.

Separation Agreements

On June 8, 2017, the Company and David A. Moylan, the Company’s former President and Chief Executive Officer, entered into a separation agreement (the “Moylan Separation Agreement”). Mr. Moylan remains a director of the Company and its wholly owned subsidiary Dataram Memory and remains the President and Chief Executive Officer of Dataram Memory. As previously disclosed, Mr. Moylan resigned as Chairman of the Board of Directors and as the President and Chief Executive Officer of the Company on May 23, 2017 in connection with the closing of the transactions contemplated by the Agreement and Plan of Merger, with Dataram Acquisition Sub, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, Gold King Corp., a Nevada corporation and Copper King LLC, the principal shareholder of Gold King pursuant to which Gold King merged with and into Acquisition Sub, with Gold King surviving the merger as the surviving corporation (see Note 4).

Under the terms of the Moylan Separation Agreement, Mr. Moylan received a severance payment of an aggregate of $494,227. Unless revoked, the agreement becomes effective eight days following execution. Such severance payment is the sole and exclusive payment by the Company and is in lieu of any and all payments or obligations, including any separation payments under prior agreements between Mr. Moylan and the Company. Also as set forth in the Moylan Separation Agreement, Mr. Moylan will, until terminated by the Company’s Board of Directors at its sole option with two weeks’ notice, serve as the President and Chief Executive Officer of Dataram Memory for a monthly fee of $19,667, payable 90% in common stock of the Company and 10% in cash and provide general consulting and support services to the Company.

On June 6, 2017, Anthony Lougee resigned as Chief Financial Officer of the Company pursuant to a Change in Control and Severance Agreement by and between the Company and Mr. Lougee dated July 31, 2015 (the “Lougee Severance Agreement”). Mr. Lougee’s decision to resign did not result from any disagreement with the Company, the Company’s management or the Board of Directors. On June 8, 2017, the Company entered into a separation agreement with Mr. Lougee (the “Lougee Separation Agreement”). Under the terms of the Lougee Separation Agreement, Mr. Lougee received a severance payment of an aggregate of $221,718. Unless revoked, the agreement becomes effective eight days following execution. Such severance payment is the sole and exclusive payment by the Company and is in lieu of any and all payments or obligations, including any separation payments under prior agreements between Mr. Lougee and the Company, including the Lougee Severance Agreement.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)

On June 8, 2017, the Company reappointed Mr. Lougee to serve as our Chief Financial Officer and as the Chief Financial Officer of Dataram Memory and entered into an amended and restated offer letter agreement which was accepted (the “Employment Agreement”). Mr. Lougee’s compensation shall remain the same as his compensation immediately prior to his resignation: a base salary of $144,000 with additional monthly cash payments of $2,500 through the earliest to occur of (i) his resignation or removal as Chief Financial Officer of the Company or of Dataram Memory or (ii) November 23, 2017. He shall also receive a monthly award of 500 shares of restricted common stock. Mr. Lougee’s employment is on an at-will basis and may be terminated without notice at any time by Mr. Lougee or the Board of Directors. The Employment Agreement cancels and supersedes the Lougee Severance Agreement, the offer letter agreement by and between the Company and Mr. Lougee dated July 31, 2015 and the incentive agreement by and between the Company and Mr. Lougee dated February 7, 2017.

NOTE 9 — DISCONTINUED SEGMENTS

In June 2017, subsequent to the Merger, the Company decided to discontinue its memory product business. The Company intends to sell the Dataram Memory business within 12 months. The Company will focus its activities on its gold and precious metal exploration business.

The remaining assets and liabilities of held for sale operations are presented in the unaudited condensed balance sheets under the caption “Assets and Liabilities of held for sale operation” and relates to the held for sale operations  of the memory product business. The carrying amounts of the major classes of these assets and liabilities as of July 31, 2017 are summarized as follows:

July 31, 2017
Assets:
Cash	$46,107
Accounts receivable, net	2,439,541
Inventories, net	1,011,722
Other current assets	53,186
Property and equipment, net	3,833
Other assets	34,151

Assets of held for sale operations	$3,588,540

Liabilities:
Accounts payables and accrued liabilities	$2,014,075
Note payable – credit line	1,089,596
Distribution payable	500,000
Other liabilities	23,891

Liabilities of held for sale operations	$3,627,562

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

NOTE 9 — HELD FOR SALE OPERATIONS (continued)

The following table sets forth for the three months ended July 31, 2017, indicated selected financial data of the Company’s held for sale operations of its memory product business from the date of merger to July 31, 2017.

July 31, 2017
Revenues	$4,363,052
Cost of sales	3,413,448
Gross profit	949,604
Operating and other non-operating expenses (including impairment charge of 6,094,760)	(7,021,052)

Loss from held for sale operations (including impairment charge of 6,094,760)	$(6,071,448)

NOTE 10 — SUBSEQUENT EVENTS

In August 2017, the Company’s Board of directors approved the Company’s 2017 Equity Incentive Plan including the reservation of 1,650,000 shares of common stock there under.

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold Ventures, LLC, a Nevada limited liability company (“Seller”) and the Company’s wholly-owned subsidiary, U.S. Gold Acquisition Corporation, a Nevada corporation (“Buyer”) pursuant to which the Seller sold and the Buyer purchased all right, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada. The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 15,000 shares of common stock of the Company which were issued in August 2017. Mr. David Mathewson, the Company’s Chief Geologist is a member of Nevada Gold Ventures, LLC.

In August 2017, the Company issued 29,412 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company from February 2017 to July 2017 pursuant to his employment agreement (see Note 8). The Company valued these common shares at the fair value of $75,000 or $2.55 per common share based on the quoted trading price on the date of grant and reduced accrued salaries by $75,000.

In August 2017, the Company issued an aggregate of 195,525 shares of the Company’s common stock to officers and employees of the Company for services rendered. The Company valued these common shares at the fair value of $467,305 or $2.39 per common share based on the quoted trading price on the date of grant and reduced accrued salaries by $467,305.

In August 2017, the Company issued an aggregate of 6,461 shares of the Company’s common stock to five directors of the Company for services rendered. The Company valued these common shares at the fair value of $15,444 or $2.39 per common share based on the quoted trading price on the date of grant and reduced accrued expenses by $15,444.

In August 2017, the Company issued an aggregate of 117,500 shares of the Company’s common stock to four consultants pursuant to consulting agreements related to investor relations and business advisory services. The term of the consulting agreements ranges from 3 months to 12 months. The Company valued these common shares at the fair value of $280,825 or $2.39 per common share based on the quoted trading price on the date of grant and shall be recorded to prepaid expenses to be amortized over the term of its respective consulting agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The interim unaudited consolidated financial statements included herein have been prepared by U.S Gold Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K filed with the SEC.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim consolidated financial position of the Company and subsidiaries as of July 31, 2017, the results of their unaudited interim consolidated statements of operations for the three month periods ended July 31, 2017 and 2016, and their unaudited interim consolidated cash flows for the three-month periods ended July 31, 2017 and 2016. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of interim unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Overview

U.S. Gold Corp., formerly known as Dataram Corporation, (the “Company”) was incorporated under the laws of the State of Nevada and was originally incorporated in the State of New Jersey in 1967. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. The Company is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada and Wyoming. None of the Company’s properties contain proven and probable reserves, and all of the Company’s activities on all of its properties are exploratory in nature.

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock per share on a one for three basis, effective on July 8, 2016. Subsequently, on May 3, 2017, the Company filed another certificate of amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a one for four basis. All share and per share values of the Company’s common stock for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock split.

On July 31, 2017, Company’s Board of Directors, or Board reviewed and approved the recommendation of management to consider strategic options for the legacy business (“Dataram Memory”) including the sale of the business, within the next 12 months.  In approving, the Board retained the right to review all offers received and have final approval on any sale of the business.  As such, the legacy business assets will be reflected on the balance sheet as “assets held for sale” with an offsetting liability to reflect the distribution due shareholders of record as of the close on business on May 8, 2017 resulting from the sale of said assets, less direct sales related costs.

Results of Operations

Three Months Ended July 31, 2017 and 2016

Net Revenues

The Company is an exploration stage company with no operations, and we generated no revenues for the three months ended July 31, 2017 and 2016.

Operating Expenses

Total operating expenses for the three months ended July 31, 2017 as compared to the three months ended July 31, 2016, were approximately $3,206,000 and $1,338,000, respectively. The $1,868,000 increase in operating expenses for the three months ended July 31, 2017 is comprised of an increase of $1,141,000 in compensation as a result of the employment of USG officers, hiring of an additional employee during the three months ended July 31, 2017 and payment of severance expense of approximately $718,000 to two officers of the Company pursuant to separation agreements and change in control in connection with the Merger, a $657,000 increase in exploration expenses on our mineral properties specifically the Keystone Property due to an increase in exploration activities and an increase of $87,000 in general and administrative expenses primarily attributable to an increase in public related expenses and insurance expense.

Operating Loss from Operations from Continuing Operations

We reported operating loss from continuing operations of approximately $3,206,000 and $1,338,000 for the three months ended July 31, 2017 and 2016, respectively.

Other Expenses

Total other expense was approximately $0 and $4,200 for the three months ended July 31, 2017 and 2016, respectively. The change in other expense is primarily attributable to a decrease in interest expense to a related party.

Loss from discontinued Operations

In June 2017, subsequent to the Merger, the Company decided to discontinue its memory product business. The Company will focus its activities on its gold and precious metal exploration business. The following table sets forth for the three months ended July 31, 2017, indicated selected financial data of the Company’s held for sale operations of its memory product business from the date of merger to July 31, 2017.

July 31, 2017
Revenues	$4,363,052
Cost of sales	3,413,448
Gross profit	949,604
Operating and other non-operating expenses (including impairment charge of 6,094,760)	(7,021,052)

Loss from discontinued operations (including impairment charge of 6,094,760)	$(6,071,448)

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $9,278,000 for the three months ended July 31, 2017 as compared to a net loss of $1,342,000 for the three months ended July 31, 2016.

Liquidity and Capital Resources

As of July 31, 2017, we had cash totaling approximately $4,347,000. Net cash used in operating activities totaled approximately $2,974,000 and $403,000 for the three months ended July 31, 2017 and 2016, respectively. Net loss for the three months ended July 31, 2017 and 2016 totaled approximately $9,278,000 and $1,342,000. Stock based compensation expense for the three months ended July 31, 2017 was approximately $12,500 and impairment expense of $6,095,000. Prepaid expenses and other current assets and assets of held for sale operations - current increased by approximately $589,000 and $692,000, respectively. Total accounts payable and accrued liabilities from unrelated and related parties increased by approximately $935,000 and liabilities of held for sale operations – current increased by $553,000 during the three months ended July 31, 2017.

Net cash used in investing activities totaled approximately $0 and $289,000 for the three months ended July 31, 2017 and 2016, respectively, which was primarily attributable to the acquisition of mineral rights related to the Keystone Project.

Net cash provided by financing activities totaled approximately $500,000 and $4,587,000 for the three months ended July 31, 2017 and 2016, respectively. During the three months ended July 31, 2017, financing activities consisted of net proceeds of 500,000 from the sale of common stock. During the three months ended July 31, 2016, financing activities was primarily attributable to net proceeds from the sale of preferred stock, net of issuance cost.

The Company completed private placements to several investors for the sale of the Company’s Series B and Series C Convertible Preferred Stock for aggregate net proceeds of approximately $10.9 million between July 2016 and October 2016. The Company is anticipating raising additional capital but there can be no assurance that it will be able to do so or if the terms will be favorable.

The above steps substantially lowered the Company’s potential cash exposure. Additionally, the Company is able to control cash spending on its exploration activities. As a result, as of the date of the issuance of these financial statements, the Company believes its current cash position and plans have alleviated substantial doubt about its ability to sustain operations for at least one year from the issuance of these condensed unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Refer to the notes to the unaudited condensed consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to valuation of mineral rights, goodwill, stock-based compensation, the fair value of common stock issued and the valuation of deferred tax assets and liabilities.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date which is the grant date. The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

Mineral Rights

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established.

When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. The Company assesses the carrying costs of the capitalized mineral properties for impairment under ASC 360-10, “Impairment of long-lived assets”, and evaluates its carrying value under ASC 930-360, “Extractive Activities - Mining”, annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral properties over its estimated fair value.

ASC 930-805, “Extractive Activities-Mining: Business Combinations” (“ASC 930-805”), states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of July 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal ProceEdinGS

The Company is presently a party to two lawsuits. On April 9, 2015, the Company’s former Chief Executive Officer, John Freeman, filed a lawsuit, styled as John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15. On April 10, 2015, the Company filed an action against Mr. Freeman, styled as Dataram Corporation v. John Freeman, et al., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15. These actions have been consolidated in Essex County.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No	Description

31(a)	Rule 13a-14(a) Certification of Edward M. Karr.

31(b)	Rule 13a-14(a) Certification of Anthony M. Lougee.

32(a)	Section 1350 Certification of Edward M.. Karr (furnished not filed).

32(b)	Section 1350 Certification of Anthony M. Lougee (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: September 14, 2017	By:	/s/ EDWARD M. KARR
Edward M. Karr
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2017	By:	/s/ ANTHONY M. LOUGEE
Anthony M. Lougee
Chief Financial Officer
(Principal Finance and Accounting Officer)

