Form 10-Q
period 2017-10-31
U.S. GOLD CORP.
filed 2017-12-15
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock ($.001 par value): As of December 14, 2017, there were 14,211,660 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2017	April 30, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$5,428,146	$6,820,623
Note receivable	-	250,000
Prepaid expenses and other current assets	552,584	198,151
Assets of discontinued operations	372,086	-

Total Current Assets	6,352,816	7,268,774

NON - CURRENT ASSETS:
Reclamation bond deposit	81,848	41,301
Mineral rights	4,176,952	4,120,623

Total Non - Current Assets	4,258,800	4,161,924

Total Assets	$10,611,616	$11,430,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$323,070	$40,550
Accounts payable - related party	2,431	2,431
Accrued liabilities	260,416	137,500
Liabilities of discontinued operations	254,744	-

Total Liabilities	840,661	180,481

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series C Preferred stock ($0.001 Par Value; 45,002 Shares Authorized; 4,500 and 45,002 issued and outstanding as of October 31, 2017 and April 30, 2017; Liquidation value $450,000)	4	45
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 14,156,766 and 6,932,059 shares issued and outstanding as of October 31, 2017 and April 30, 2017)	14,157	6,932
Additional paid-in capital	25,032,477	15,813,297
Accumulated deficit	(15,275,683)	(4,570,057)

Total Stockholders’ Equity	9,770,955	11,250,217

Total Liabilities and Stockholders’ Equity	$10,611,616	$11,430,698

See the accompanying notes are integral part of the unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	261,444	201,908	1,651,258	451,013
Exploration costs	536,396	125,492	1,304,279	236,738
Professional fees	665,224	302,125	1,526,687	1,180,214
General and administrative expenses	209,184	64,578	396,357	164,311

Total operating expenses	1,672,248	694,103	4,878,581	2,032,276

Operating loss from operations from continuing operations	(1,672,248)	(694,103)	(4,878,581)	(2,032,276)

Other income (expense):
Interest expense	-	-	-	(4,242)

Total other income (expense)	-	-	-	(4,242)

Loss from continuing operations before provision for income taxes	(1,672,248)	(694,103)	(4,878,581)	(2,036,518)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(1,672,248)	(694,103)	(4,878,581)	(2,036,518)

Discontinued operations:
Gain (loss) from discontinued operations	142,380	-	(5,929,068)	-
Gain from sale of discontinued operations	102,023	-	102,023	-

Total gain (loss) from discontinued operations	244,403	-	(5,827,045)	-

Net loss	$(1,427,845)	$(694,103)	$(10,705,626)	$(2,036,518)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.13)	$(0.07)	$(0.44)	$(0.22)
Gain (loss) from discontinued operations :
Gain (loss) from discontinued operations	$0.01	$0.00	$(0.54)	$0.00
Gain from sale of discontinued operations	$0.01	$0.00	$0.01	$0.00
Total Losses	$(0.11)	$(0.07)	$(0.97)	$(0.22)

Weighted average common shares outstanding - basic and diluted	12,804,879	10,300,000	11,028,755	9,265,489

See the accompanying notes are integral part of the unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	October 31, 2017	October 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,705,626)	$(2,036,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	520,249	837,500
Amortization of prepaid stock based expenses	246,521	-
Impairment expense	6,094,760	-
Gain on sale of business	(102,023)	-
Gain on extinguishment of liabilities	(245,256)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(733,496)	(239,206)
Reclamation bond deposit and other assets	(27,882)	(16,684)
Accounts payable	282,520	21,768
Accounts payable - related parties	-	(40,035)
Accrued liabilities	381,827	-

NET CASH USED IN OPERATING ACTIVITIES	(4,288,406)	(1,473,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from sale of business	326,404	-
Acquisition of mineral rights	(20,479)	(288,917)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	305,925	(288,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - related party	-	(285,000)
Repayments to related party for advances	-	(123,624)
Issuance of preferred stock, net of issuance cost	-	10,865,826
Issuance of common stock	2,590,004	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,590,004	10,457,202

NET (DECREASE) INCREASE IN CASH	(1,392,477)	8,695,110

CASH - beginning of period	6,820,623	305,661

CASH - end of period	$5,428,146	$9,000,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$4,242
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for the acquisition of mineral rights	$35,850	$555,000
Grant of stock options for the acquisition of mineral rights	$-	$184,968
Issuance of common stock for accrued services	$137,500	$-
Issuance of common stock for prepaid services	$280,825	$-

See the accompanying notes are integral part of the unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was incorporated under the laws of the State of Nevada and was originally incorporated in the State of New Jersey in 1967. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. The financial statements are those of Gold King (the accounting acquirer) prior to the merger and include the activity of Dataram Corporation (the legal acquirer) from the date of the merger. Gold King is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada and Wyoming. None of the Company’s properties contain proven and probable reserves and all of the Company’s activities on all of its properties are exploratory in nature.

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

Recent developments- Acquisition and Disposition

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

On July 31, 2017, the Company’s Board of Directors, or Board, reviewed and approved the recommendation of management to consider strategic options for Dataram Corporation’s legacy business (“Dataram Memory”) including the sale of the business, within the next 12 months.

In approving the recommendation and adopting a formal plan, the Board retained the right to review all offers received and final approval on any sale of the business. As such, the legacy business activities were re-classed and reported as part of “discontinued operations”. Prior to the sale of Dataram Memory business, assets and liabilities were reflected on the balance sheet as “held for sale”. On October 13, 2017, the Company sold the Dataram Memory business for a purchase price of $900,000 (see Note 4).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes the unaudited condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of October 31, 2017. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2017, which are contained elsewhere in the Form 8-K/A filed on July 31, 2017. The consolidated balance sheet as of April 30, 2017 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ended April 30, 2018.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss and used cash in its operations of approximately $10.7 million and $4.3 million, respectively, for the six months ended October 31, 2017. Additionally, the Company had an accumulated deficit of approximately $15.3 million at October 31, 2017. The Company took steps to mitigate these factors by completing private placements to several investors for the sale of the Company’s Series B and Series C Convertible Preferred Stock for aggregate net proceeds of approximately $10.9 million between July 2016 and October 2016 and net proceeds from sale of the Company’s common stock of approximately $2.6 million between July 2017 and October 2017. The Company is anticipating raising additional capital but there can be no assurance that it will be able to do so or if the terms will be favorable.

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

Use of Estimates and Assumptions

In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to valuation of mineral rights, stock-based compensation, the fair value of common stock issued and the valuation of deferred tax assets and liabilities.

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

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts reported in the condensed consolidated balance sheets for cash, prepaid expense and other current assets – current, accounts payable, and accrued liabilities, approximate their estimated fair values based on the short-term maturity of these instruments.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the six months ended October 31, 2017, the Company determined that the carrying value of Goodwill (see Note 4) exceeded its fair value, which triggered an impairment analysis. The Company recorded a goodwill impairment expense of $6,094,760 during the six months ended October 31, 2017.

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

Revenue Recognition

Revenue is recognized when title passes upon shipment of goods to customers. The Company’s revenue earning activities relate to Dataram Memory and involve delivering or producing goods and is included as part of discontinued operations. The following criteria are met before revenue is recognized: persuasive evidence of an arrangement exists, shipment has occurred, selling price is fixed or determinable and collection is reasonably assured. The Company does experience a minimal level of sales returns and allowances for which the Company accrues a reserve at the time of sale in accordance with the Revenue Recognition – Right of Return Topic of the FASB ASC. Estimated warranty costs are accrued by management upon product shipment based on an estimate of future warranty claims.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 — MINERAL RIGHTS

Copper King Project

The mineral properties consist of the Copper King gold and copper development project located in the Silver Crown Mining District of southeast Wyoming (the “Copper King Project”) and certain unpatented mining claims in Meagher County, Montana. On July 2, 2014, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) whereby the Company acquired certain mining leases and other mineral rights comprising the Copper King project and certain unpatented mining claims located in Montana. Pursuant to the Asset Purchase Agreement, the purchase price was (a) cash payment in the amount of $1.5 million and (b) closing shares calculated at 50% of the issued and outstanding shares of the Company’s common stock and valued at $1.5 million.

In accordance with ASC 360-10, “Property, Plant, and Equipment”, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquisition. Accordingly, the Company recorded a total cost of the acquired mineral properties of $3,091,738 which includes the purchase price ($3,000,000) and related transaction cost.

Keystone Project

The Company, through its wholly-owned subsidiary, U.S. Gold Acquisition Corp., acquired the mining claims comprising the Keystone Project on May 27, 2016 from Nevada Gold Ventures, LLC (“Nevada Gold”) and Americas Gold Exploration, Inc. (collectively, the “Sellers”) under the terms of a Purchase and Sale Agreement (the “Purchase and Sale Agreement”). At the time of purchase, the Keystone Project consisted of 284 unpatented lode mining claims situated in Eureka County, Nevada. The purchase price for the Keystone Property consisted of the following: (a) cash payment in the amount of $250,000, (b) the closing shares which is equivalent to 462,500 shares of the Company’s common stock and (c) an aggregate of 231,458 five-year options to purchase shares of the Company’s common stock at an exercise price of $3.60 per share.

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

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and the Company’s wholly-owned subsidiary, U.S. Gold Acquisition Corporation, a Nevada corporation (“Buyer”) pursuant to which Nevada Gold sold and the Buyer purchased all right, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada. The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 15,000 shares of common stock of the Company which were issued in August 2017 (see Note 6). Mr. David Mathewson, the Company’s Chief Geologist, is a member of Nevada Gold.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 3 — MINERAL RIGHTS (continued)

As of the date of these unaudited condensed consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs and exploration costs.

Mineral properties consisted of the following:

	October 31, 2017	April 30, 2017
Copper King project	$3,091,738	$3,091,738
Keystone project	1,028,885	1,028,885
Gold Bar North project	56,329	-
Total	$4,176,952	$4,120,623

NOTE 4 — ACQUISITION AND DISPOSITION

On May 23, 2017, the Company closed the Merger with Gold King. Pursuant to the terms of the Merger Agreement and as consideration for the acquisition of Gold King, on the closing date, 2,446,433 shares of the Company’s common stock, par value $0.001 per share, were issued to holders of Gold King’s common stock, Series A Preferred Stock, Series B Preferred Stock and certain incoming officers. In addition, 45,000.18 shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), convertible into an aggregate of 4,500,180 shares of the Company’s common stock that were issued to Copper King, 45,500.18 shares of Series C Preferred Stock were issued to Copper King upon closing and 4,500.01 shares of Series C Preferred Stock were to be held in escrow pursuant to the terms of an escrow agreement and 4,523,589 shares of the Company’s common stock and warrants to purchase up to 452,359 shares of the Company’s common stock were issued to the holders of Gold King’s Series C Preferred Stock. Additionally, 231,458 of the Company’s stock options were issued to the holders of Gold King’s outstanding stock options issued in connection with the closing of the acquisition of the Keystone Project.

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

The Company’s assets and liabilities were recorded at their fair values as of the date of the Merger and the results of operations of the Company are consolidated with results of operations of Gold King starting on the date of the Merger. The Company is deemed to have issued 1,204,667 shares of common stock which represents the outstanding common stock of the Company prior to the closing of the Merger. The Company accounted for the value under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company deemed that the fair value of the consideration given was $4.70 per share based on the quoted trading price on the date of the Merger amounting to $5,661,935 which is more clearly evident and more reliable measurement basis. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.

As a result of the reverse merger, the total purchase consideration exceeded the net assets acquired. The Company recorded $6,094,760 of goodwill at the time of the merger. None of the goodwill recognized is expected to be deductible for income tax purposes. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Current assets (including cash of $255,555)	$3,063,059
Other assets	45,984
Goodwill	6,094,760

Liabilities assumed (including a note payable – credit line of $1,096,504)	(3,541,868)
Net purchase price	$5,661,935

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 4 — ACQUISITION AND DISPOSITION (continued)

During the six months ended October 31, 2017, the Company recorded an impairment loss of $6,094,760 as the Company determined that the carrying value of the goodwill is not recoverable. The Company has determined that if the business combination would have occurred on the first day of the reporting period there would not have been a material change to the continuing operations of the financial statements presented.

In June 2017, subsequent to the Merger, the Company decided to discontinue its memory product business. The Company sold the Dataram Memory business on October 13, 2017 for a purchase price of $900,000. The Company will focus its activities on its gold and precious metal exploration business. During the six months ended October 31, 2017, the Company has received net proceeds from the sale of Dataram Memory business of $326,404 after payment of fees related to the sale such as legal and commission expenses aggregating to $201,510. Following the payment of these related fees, the Company has reserved $167,342 for payment of obligations included in accrued liabilities and $204,744 for the payment of distribution payable and have been reflected in the unaudited condensed consolidated financial statement as assets of discontinued operations of $372,086 as of October 31, 2017 as reflected in the table below.

During the six months ended October 31, 2017, the Company recognized a gain on extinguishment of liabilities of $245,256 which is included in the loss from discontinued operations as the Company has settled the distribution payable less than the liability originally estimated at $500,000. Consequently, the Company recorded distribution payable of $254,744 and has been included in liabilities of discontinued operations as of October 31, 2017. Additionally, during the six months ended October 31, 2017, the Company recognized gain from sale of discontinued operations of $102,023 related to the sale of the Dataram Memory business on October 13, 2017.

The remaining assets and liabilities of held for sale operations are presented in the unaudited condensed balance sheets under the caption “Liabilities of discontinued operations” and relates to the operations of the memory product business. The carrying amounts of the major classes of these liabilities as of October 31, 2017 are summarized as follows:

October 31, 2017
Assets:
Escrow receivable	$372,086

Assets of discontinued operations	$372,086
Liabilities:
Distribution payable	$254,744

Liabilities of discontinued operations	$254,744

Credit Facility

The Company had a financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. that provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The Financing Agreement renewal date was August 31, 2017 and will renew from year to year unless such Financing Agreement is terminated as set forth in the loan agreement. The amount outstanding under the Financing Agreement bore interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contained other financial and restrictive covenants, including, among others, covenants limiting the Company’s ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. The Financing Agreement provided for advances against eligible accounts receivable and inventory balances based on prescribed formulas of raw materials and finished goods. On October 13, 2017, upon the sale of the Dataram Memory business, the buyer assumed the obligation under this Financing Agreement, therefore, liabilities related to this financing agreement was $0 as of October 31, 2017.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 4 — ACQUISITION AND DISPOSITION (continued)

The following table sets forth for the six months ended October 31, 2017, indicated selected financial data of the Company’s discontinued operations of its memory product business from the date of merger to October 31, 2017.

October 31, 2017
Revenues	$7,885,310
Cost of sales	6,653,363
Gross profit	1,231,947
Operating and other non-operating expenses (including impairment charge of 6,094,760)	(7,406,271)
Gain from extinguishment of liabilities	245,256
Gain from sale of discontinued operations	102,023

Loss from discontinued operations	$(5,827,045)

The following table sets forth for the three months ended October 31, 2017, indicated selected financial data of the Company’s discontinued operations of its memory product business from the date of merger to October 31, 2017.

October 31, 2017
Revenues	$3,522,258
Cost of sales	3,239,915
Gross profit	282,343
Operating and other non-operating expenses	(385,219)
Gain from extinguishment of liabilities	245,256
Gain from sale of discontinued operations	102,023

Gain from discontinued operations	$244,403

The following table sets forth for the three and six months ended October 31, 2017, indicated selected financial data of the Company’s gain from sale of the Dataram Memory business.

Total consideration	$900,000
Direct legal and sales commission expenses related to the sale	(201,510)
Estimated Dataram’s accrued expenses to be deducted from the sales proceeds	(167,342)
Total carrying value of Dataram Memory business on date of sale *	(429,125)
Net gain from sale of Dataram Memory business	$102,023

Current assets	$3,271,426
Other assets	33,320
Current liabilities	(2,866,660)
Liabilities – long term	(8,961)
* Total carrying value of Dataram Memory business on date of sale	$429,125

NOTE 5 — RELATED PARTY TRANSACTIONS

Accounts payable to related party as of October 31, 2017 and April 30, 2017 was $2,431, and was reflected as accounts payable – related party in the accompanying unaudited condensed consolidated balance sheets. The related party is the managing partner of Copper King LLC who was a principal stockholder of Gold King.

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and the Buyer pursuant to which the Seller sold and the Buyer purchased all right, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada (see Note 3). The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 15,000 shares of common stock of the Company which were issued in August 2017. Mr. David Mathewson, the Company’s Chief Geologist is a member of Nevada Gold.

NOTE 6 — STOCKHOLDERS’ EQUITY

On May 3, 2017, the Company filed a certificate of amendment to its Articles of Incorporation, as amended with the Secretary of State of the State of Nevada in order to (i) effectuate a reverse stock split of the Company’s issued and outstanding common stock on a one (1) for four (4) basis and (ii) increase the Company’s authorized number of shares of common stock and preferred stock to 200,000,000 shares from 54,000,000 shares and 50,000,000 shares from 5,000,000 shares, respectively.

In August 2017, the Company’s Board of Directors approved the Company’s 2017 Equity Incentive Plan including the reservation of 1,650,000 shares of common stock thereunder.

Series C Convertible Preferred Stock

In May 2017, the Company designated 45,002 shares as Series C Preferred Stock, par value $0.001 per share. Each share of Series C Preferred Stock is convertible into shares of the Company’s common stock with a stated value of $1,000 per share and conversion price of $1.00 per share of common stock, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise. The holders of the Series C Preferred Stock shall not possess any voting rights. The Series C Preferred Stock does not contain any redemption provision. The Series C Preferred Stock are entitled to a liquidation preference equal to the par value of $0.001, prior to any payments to holders of (i) any other class or series of capital stock whose terms expressly provide that the holders of preferred shares should receive preferential payment with respect to such distribution and (ii) the common stock.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

Common Stock

In connection with the Merger, the Company is deemed to have issued 1,204,667 shares of common stock which represents the outstanding common shares of the Company prior to the closing of the Merger (see Note 4).

On May 18, 2016, the Company issued 125,000 shares of the Company’s common stock to a consultant in connection with a one year consulting agreement. The Company valued these common shares at the fair value of $150,000 or $1.20 per common share based on the sale of its preferred stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock based compensation of $12,500 (amortization of prepaid stock based expense balance as of April 30, 2017) for the six months ended October 31, 2017.

In May 2017, in connection with the Merger (see Note 4), the Company issued 37,879 shares of the Company’s common stock having a fair value of $100,000 to the Chief Geologist for services rendered to the Company from June 2016 to January 2017 pursuant to his employment agreement with the Company’s wholly-owned subsidiary Gold King. Additionally, in August 2017, the Company issued 29,412 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company from February 2017 to July 2017 pursuant to his employment agreement (see Note 8). The Company valued these common shares at the fair value of $75,000 or $2.55 per common share based on the quoted trading price on the date of grant and reduced accrued salaries by $137,500 as of October 31, 2017 and recognized stock based compensation of $37,500 for services rendered between May 2017 to July 2017.

In July 2017, the Company sold 179,211 shares of its common stock at $2.79 per common share for proceeds of approximately $500,000. Additionally, in October 2017, pursuant to an underwriting agreement, the Company sold 1,388,889 shares of its common stock at $1.80 per share to an underwriter for net proceeds of approximately $2,090,000 after payment of underwriting discounts, commissions and related offering expenses and legal fees of approximately $410,000.

Between May 2017 and September 2017, the Company issued 4,050,162 shares of the Company’s common stock in exchange for the conversion of 40,500 shares of the Company’s Series C Preferred Stock.

In August 2017, the Company issued an aggregate of 195,525 shares of the Company’s common stock to officers and employees of the Company for services rendered. The Company valued these common shares at the fair value of $467,305 or $2.39 per common share based on the quoted trading price on the date of grant and recognized stock based compensation of $467,305 during the six months ended October 31, 2017.

In August 2017, the Company issued an aggregate of 6,462 shares of the Company’s common stock to five directors of the Company for services rendered. The Company valued these common shares at the fair value of $15,444 or $2.39 per common share based on the quoted trading price on the date of grant and recognized stock based compensation of $15,444 during the six months ended October 31, 2017.

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

In August 2017, the Company issued an aggregate of 117,500 shares of the Company’s common stock to four consultants pursuant to consulting agreements related to investor relations and business advisory services. The term of the consulting agreements ranged from 3 months to 12 months. The Company valued these common shares at the fair value of $280,825 or $2.39 per common share based on the quoted trading price on the date of grant. The Company recognized stock based compensation of $234,021 and prepaid expenses of $46,804 at October 31, 2017 to be amortized over the term of its respective consulting agreements.

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and the Buyer pursuant to which Nevada Gold sold and the Buyer purchased all right, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada (see Note 3). The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 15,000 shares of common stock of the Company which were issued in August 2017. The Company valued these common shares at the fair value of $35,850 or $2.39 per common share based on the quoted trading price on the date of grant. Mr. David Mathewson, the Company’s Chief Geologist, is a member of Nevada Gold.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

Stock Options

A summary of the Company’s outstanding stock options as of October 31, 2017 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2017 (see Note 4)	231,458	$3.60	4.01
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at October 31, 2017	231,458	3.60	3.57

Options exercisable at end of period	163,950	$3.60
Options expected to vest	67,508	$3.60
Weighted average fair value of options granted during the period		$—

The 67,508 options are expected to vest over the next 7 months. There was $0 intrinsic value as of October 31, 2017.

Stock Warrants

A summary of the Company’s outstanding stock warrants as of October 31, 2017 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2017 (see Note 4)	452,359	$2.64	4.23
Recapitalization on May 23, 2017	33,415	32.61	0.90
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at October 31, 2017	485,774	4.70	3.55

NOTE 6 — STOCKHOLDERS’ EQUITY (continued)

Warrants exercisable at end of period	485,774	$4.70
Warrants expected to vest	—	$—
Weighted average fair value of warrants granted during the period		$—

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

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

	October 31, 2017	October 31, 2016
Common stock equivalents:
Stock options	231,458	231,458
Stock warrants	485,774	-
Convertible preferred stock	450,000	10,573,603
Total	1,167,232	10,805,061

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
$14,400

NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)

The Company may renew the lease for a third ten-year term which will require an annual payment of $3.00 per acre and then $4.00 per acre thereafter.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

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

The Company’s Chief Financial Officer, Mr. David Rector, is employed under an executive employment agreement dated Apri1 14, 2016. The initial term of the Agreement is for one year, with automatic renewals for successive one year terms unless terminated by written notice at least 30 days prior to the expiration of the term. Mr. Rector is to receive a base salary of $15,000 per month. The agreement calls for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the board of directors and to be paid in cash, stock, or a combination thereof in the discretion of the board.

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

Separation Agreements

On June 8, 2017, the Company and David A. Moylan, the Company’s former President and Chief Executive Officer, entered into a separation agreement (the “Moylan Separation Agreement”). Mr. Moylan resigned as Chairman of the Board of Directors and as the President and Chief Executive Officer of the Company on May 23, 2017 in connection with the closing of the transactions contemplated by the Merger Agreement and Merger (see Note 4).

Under the terms of the Moylan Separation Agreement, Mr. Moylan received a severance payment of an aggregate of $494,227. Unless revoked, the Moylan Separation Agreement became effective eight days following execution. Such severance payment is the sole and exclusive payment by the Company and is in lieu of any and all payments or obligations, including any separation payments under prior agreements between Mr. Moylan and the Company. Also as set forth in the Moylan Separation Agreement, Mr. Moylan will, until terminated by the Company’s Board of Directors at its sole option with two weeks’ notice, serve as the President and Chief Executive Officer of Dataram Memory for a monthly fee of $19,667, payable 90% in common stock of the Company and 10% in cash and provide general consulting and support services to the Company. Mr. Moylan no longer serves in any capacity with the Company or its subsidiaries effective October 31, 2017.

On June 6, 2017, Anthony Lougee resigned as Chief Financial Officer of the Company pursuant to a Change in Control and Severance Agreement by and between the Company and Mr. Lougee dated July 31, 2015 (the “Lougee Severance Agreement”). Mr. Lougee’s decision to resign did not result from any disagreement with the Company, the Company’s management or the Board of Directors. On June 8, 2017, the Company entered into a separation agreement with Mr. Lougee (the “Lougee Separation Agreement”). Under the terms of the Lougee Separation Agreement, Mr. Lougee received a severance payment of an aggregate of $221,718. Unless revoked, the Lougee Separation Agreement became effective eight days following execution. Such severance payment is the sole and exclusive payment by the Company and is in lieu of any and all payments or obligations, including any separation payments under prior agreements between Mr. Lougee and the Company, including the Lougee Severance Agreement.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 AND 2016

NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)

Subsequent to the Merger, on June 8, 2017, the Company reappointed Mr. Lougee to serve as our Chief Financial Officer and as the Chief Financial Officer of Dataram Memory and entered into an amended and restated offer letter agreement which was accepted (the “Employment Agreement”). Mr. Lougee’s compensation remained the same as his compensation immediately prior to his resignation: a base salary of $144,000 with additional monthly cash payments of $2,500 through the earliest to occur of (i) his resignation or removal as Chief Financial Officer of the Company or of Dataram Memory or (ii) November 23, 2017. He shall also receive a monthly award of 500 shares of restricted common stock. Mr. Lougee’s employment is on an at-will basis and may be terminated without notice at any time by Mr. Lougee or the Board of Directors. The Employment Agreement canceled and superseded the Lougee Severance Agreement, the offer letter agreement by and between the Company and Mr. Lougee dated July 31, 2015 and the incentive agreement by and between the Company and Mr. Lougee dated February 7, 2017. Effective October 17, 2017, Mr. Lougee resigned as the Company’s Chief Financial Officer.

NOTE 9 — SUBSEQUENT EVENTS

On November 10, 2017, the Company appointed Andrew Kaplan as a director of the Company. Mr. Kaplan shall receive the Company’s equity award for new independent directors of 12,000 shares of the Company’s common stock as compensation, which shall vest in 24 equal monthly installments over a two year period, beginning on the one month anniversary of the date of issuance. Mr. Kaplan was appointed to the Nominating and Governance Committee, Audit Committee and Compensation Committee of the Board of Directors. The Company valued these common shares at the fair value of $15,240 or $1.27 per common share based on the quoted trading price on the date of grant.

On November 16, 2017, the Company issued 21,213 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company from August 2017 to October 2017 pursuant to his employment agreement (see Note 8). The Company valued these common shares at the fair value of $37,500 or $1.76 per common share based on the quoted trading prices on the date of grants and reduced accrued salaries by $37,500.

On November 16, 2017, the Company issued an aggregate of 33,681 shares of the Company’s common stock to two former officers of the Company for services rendered. The Company valued these common shares at the fair value of $55,374 or $1.65 per common share based on the quoted trading price on the date of grant and reduced accrued salaries of $55,374.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) which can be reviewed at http://www.sec.gov. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The interim unaudited consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K filed with the Commission.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim consolidated financial position of the Company and subsidiaries as of October 31, 2017, the results of their unaudited interim consolidated statements of operations for the three and six month periods ended October 31, 2017 and 2016, and their unaudited interim consolidated cash flows for the six-month periods ended October 31, 2017 and 2016. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of interim unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was incorporated under the laws of the State of Nevada and was originally incorporated in the State of New Jersey in 1967. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. The Company is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada and Wyoming. None of the Company’s properties contain proven and probable reserves, and all of the Company’s activities on all of its properties are exploratory in nature.

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock per share on a one for three basis, effective on July 8, 2016. Subsequently, on May 3, 2017, the Company filed another certificate of amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a one for four basis. All share and per share values of the Company’s common stock for all periods presented in the accompanying condensed consolidated financial statements are retroactively restated for the effect of the reverse stock split.

On July 31, 2017, Company’s Board of Directors, or Board, reviewed and approved the recommendation of management to consider strategic options for the legacy business (“Dataram Memory”) including the sale of the business, within the next 12 months. The Company sold the Dataram memory business on October 13, 2017 for a purchase price of $900,000. As such, the legacy business transactions and operations will be reflected on the balance sheet and statement of operations as “discontinued operation”.

Results of Operations

Three and Six Months Ended October 31, 2017 and 2016

Net Revenues

The Company is an exploration stage company with no operations, and we generated no revenues for the three and six months ended October 31, 2017 and 2016.

Operating Expenses

Total operating expenses for the six months ended October 31, 2017 as compared to the six months ended October 31, 2016, were approximately $4,879,000 and $2,032,000, respectively. The $2,847,000 increase in operating expenses for the six months ended October 31, 2017 is comprised of an increase of $1,201,000 in compensation as a result of the employment of the Company’s officers, hiring of additional employees during the six months ended October 31, 2017 and payment of severance expense of approximately $718,000 to two former officers of the Company pursuant to separation agreements and change in control in connection with the Merger, a $1,067,000 increase in exploration expenses on our mineral properties specifically the Keystone Property due to an increase in exploration activities, increase professional fees of approximately $347,000 due to increase investor relations and business advisory services, and an increase of $232,000 in general and administrative expenses primarily attributable to an increase in public related expenses and insurance expense.

Total operating expenses for the three months ended October 31, 2017 as compared to the three months ended October 31, 2016, were approximately $1,672,000 and $694,000, respectively. The $978,000 increase in operating expenses for the three months ended October 31, 2017 is comprised of an increase of $59,000 in compensation as a result of hiring of additional employees, a $363,000 in professional fees due to increase investor relations and business advisory services, a $411,000 increase in exploration expenses on our mineral properties specifically the Keystone Property due to an increase in exploration activities and an increase of $145,000 in general and administrative expenses primarily attributable to an increase in public related expenses and insurance expense.

Operating Loss from Operations from Continuing Operations

We reported operating loss from continuing operations of approximately $4,879,000 and $2,032,000 for the six months ended October 31, 2017 and 2016, respectively. We reported operating loss from continuing operations of approximately $1,672,000 and $694,000 for the three months ended October 31, 2017 and 2016, respectively.

Other Income (Expense)

Total other income (expense) was approximately $0 and $(4,200) for the six months ended October 31, 2017 and 2016, respectively, such decrease was primarily attributable to a decrease in interest expense.

Gain (Loss) from discontinued Operations

In June 2017, subsequent to the Merger, the Company decided to discontinue its memory product business. The Company will focus its activities on its gold and precious metal exploration business. The following table sets forth for the six months ended October 31, 2017, indicated selected financial data of the Company’s discontinued operations of its memory product business from the date of merger to October 31, 2017.

October 31, 2017
Revenues	$7,885,310
Cost of sales	6,653,363
Gross profit	1,231,947
Operating and other non-operating expenses (including impairment charge of 6,094,760)	(7,406,271)
Gain from extinguishment of liabilities	245,256
Gain from sale of discontinued operations	102,023

Loss from discontinued operations	$(5,827,045)

The following table sets forth for the three months ended October 31, 2017, indicated selected financial data of the Company’s discontinued operations of its memory product business from the date of merger to October 31, 2017.

October 31, 2017
Revenues	$3,522,258
Cost of sales	3,239,915
Gross profit	282,343
Operating and other non-operating expenses	(385,219)
Gain from extinguishment of liabilities	245,256
Gain from sale of discontinued operations	102,023

Gain from discontinued operations	$244,403

The following table sets forth for the three and six months ended October 31, 2017, indicated selected financial data of the Company’s gain from sale of the Dataram Memory business.

Total consideration	$900,000
Direct legal and sales commission expenses related to the sale	(201,510)
Estimated Dataram’s accrued expenses to be deducted from the sales proceeds	(167,342)
Total carrying value of Dataram Memory business on date of sale *	(429,125)
Net gain from sale of Dataram Memory business	$102,023

Current assets	$3,271,426
Other assets	33,320
Current liabilities	(2,866,660)
Liabilities – long term	(8,961)
* Total carrying value of Dataram Memory business on date of sale	$429,125

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $10,706,000 for the six months ended October 31, 2017 as compared to a net loss of $2,037,000 for the six months ended October 31, 2016. As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $1,428,000 for the three months ended October 31, 2017 as compared to a net loss of $694,000 for the three months ended October 31, 2016.

Liquidity and Capital Resources

As of October 31, 2017, we had cash totaling approximately $5,428,000. Net cash used in operating activities totaled approximately $4,288,000 and $1,473,000 for the six months ended October 31, 2017 and 2016, respectively. Net loss for the six months ended October 31, 2017 and 2016 totaled approximately $10,706,000 and $2,037,000. Total stock based compensation expense for the six months ended October 31, 2017 was approximately $767,000 and impairment expense of $6,095,000 offset by gain from sale of business and extinguishment of liabilities of approximately $347,000. Net changes in operating assets and liabilities are primarily due to net changes in prepaid expenses and other current assets increased by approximately $733,000, and total accounts payable from unrelated parties and accrued liabilities increased by approximately $664,000.

Net cash provided by (used in) investing activities totaled approximately $306,000 and ($289,000) for the six months ended October 31, 2017 and 2016, respectively, which was primarily attributable to net proceeds received from the sale of the Dataram memory business offset by the acquisition of mineral rights.

Net cash provided by financing activities totaled approximately $2,590,000 and $10,457,000 for the six months ended October 31, 2017 and 2016, respectively. During the six months ended October 31, 2017, financing activities consisted of net proceeds of $2,590,000 from the sale of common stock. During the six months ended October 31, 2016, financing activities was primarily attributable to net proceeds from the sale of preferred stock, net of issuance cost, offset by repayments on related party advances and note payable.

The Company completed private placements to several investors for the sale of the Company’s Series B and Series C Convertible Preferred Stock for aggregate net proceeds of approximately $10.9 million between July 2016 and October 2016 and net proceeds from sale of the Company’s common stock of approximately $2.6 million between July 2017 and October 2017. The Company is anticipating raising additional capital but there can be no assurance that it will be able to do so or if the terms will be favorable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of October 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS.

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2017, the Company issued an aggregate of 195,525 shares of the Company’s common stock to officers and employees of the Company for services rendered.

In August 2017, the Company issued an aggregate of 6,462 shares of the Company’s common stock to five directors of the Company for services rendered.

In August 2017, the Company issued an aggregate of 117,500 shares of the Company’s common stock to four consultants pursuant to consulting agreements related to investor relations and business advisory services.

During the quarter ended October 31, 2017, holders of the Company’s Series C Preferred Stock converted an aggregate of 3,682 shares of Series C Preferred Stock into an aggregate of 368,162 shares of common stock.

The securities referenced above were issued in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit No	Description

31(a)	Rule 13a-14(a) Certification of Edward M. Karr.

31(b)	Rule 13a-14(a) Certification of David Rector.

32(a)	Section 1350 Certification of Edward M. Karr (furnished not filed).

32(b)	Section 1350 Certification of David Rector (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: December 15, 2017	By:	/s/ EDWARD M. KARR
Edward M. Karr
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2017	By:	/s/ DAVID RECTOR
David Rector
Chief Financial Officer
(Principal Finance and Accounting Officer)

