Form 10-Q
period 2018-01-31
U.S. GOLD CORP.
filed 2018-03-16
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of March 16, 2018, there were 17,352,084 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2018	April 30, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$8,373,535	$6,820,623
Note receivable	-	250,000
Prepaid expenses and other current assets	602,893	198,151

Total Current Assets	8,976,428	7,268,774

NON - CURRENT ASSETS:
Reclamation bond deposit	81,847	41,301
Mineral rights	4,176,952	4,120,623

Total Non - Current Assets	4,258,799	4,161,924

Total Assets	$13,235,227	$11,430,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$179,309	$40,550
Accounts payable - related party	2,431	2,431
Accrued liabilities	18,198	137,500

Total Liabilities	199,938	180,481

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series C Preferred stock ($0.001 Par Value; 45,002 Shares Authorized; 2,379 and 45,002 issued and outstanding as of January 31, 2018 and April 30, 2017; Liquidation value $237,900)	2	45
Convertible Series E Preferred stock ($0.001 Par Value; 2,500 Shares Authorized; 730 issued and outstanding as of January 31, 2018; Liquidation value $1,460,000)	1	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 16,210,416 and 6,932,059 shares issued and outstanding as of January 31, 2018 and April 30, 2017)	16,210	6,932
Additional paid-in capital	30,067,117	15,813,297
Accumulated deficit	(17,048,041)	(4,570,057)

Total Stockholders’ Equity	13,035,289	11,250,217

Total Liabilities and Stockholders’ Equity	$13,235,227	$11,430,698

See the accompanying notes are integral part of the unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	224,109	462,668	1,875,367	913,681
Exploration costs	932,182	988,476	2,236,461	1,225,214
Professional fees	463,714	155,820	1,990,401	1,336,034
General and administrative expenses	148,243	41,482	544,600	205,793

Total operating expenses	1,768,248	1,648,446	6,646,829	3,680,722

Operating loss from operations from continuing operations	(1,768,248)	(1,648,446)	(6,646,829)	(3,680,722)

Other income (expense):
Interest expense	-	-	-	(4,242)

Total other expense	-	-	-	(4,242)

Loss from continuing operations before provision for income taxes	(1,768,248)	(1,648,446)	(6,646,829)	(3,684,964)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(1,768,248)	(1,648,446)	(6,646,829)	(3,684,964)

Discontinued operations:
Gain (loss) from discontinued operations	3,428	-	(5,925,640)	-
(Loss) gain from sale of discontinued operations	(7,538)	-	94,485	-

Total (loss) gain from discontinued operations	(4,110)	-	(5,831,155)	-

Net loss	$(1,772,358)	$(1,648,446)	$(12,477,984)	$(3,684,964)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.12)	$(0.16)	$(0.55)	$(0.38)
Discontinuing :
Operations	$-	$-	$(0.49)	$-
Gain (loss)	$-	$-	$0.01	$-
Total discontinuing operations	$-	$-	$(0.48)	$-
Net loss per share	$(0.12)	$(0.16)	$(1.03)	$(0.38)

Weighted average common shares outstanding - basic and diluted	14,400,023	10,300,000	12,152,505	9,610,326

See the accompanying notes are integral part of the unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2018

	Preferred Stock - Series C		Preferred Stock - Series E		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 1, 2017	45,002	$45	-	$-	6,932,059	$6,932	$15,813,297	$(4,570,057)	$11,250,217

Recapitalization of the Company	-	-	-	-	1,204,667	1,205	5,660,730		5,661,935

Issuance of common stock for cash	-	-	-	-	1,568,100	1,568	2,588,436	-	2,590,004

Issuance of preferred stock and warrants for cash	-	-	2,500	3	-	-	4,918,617	-	4,918,620

Issuance of common stock for the acquisition of mineral rights	-	-	-	-	15,000	15	35,835	-	35,850

Issuance of common stock for services	-	-	-	-	299,435	300	664,910	-	665,210

Issuance of common stock for prepaid services	-	-	-	-	106,250	106	253,831	-	253,937

Conversion of preferred stock into common stock	(42,623)	(43)	(1,770)	(2)	6,032,320	6,032	(5,987)	-	-

Issuance of common stock for accrued services	-	-	-	-	52,585	52	137,448	-	137,500

Net loss	-	-	-	-	-	-	-	(12,477,984)	(12,477,984)

Balance, January 31, 2018	2,379	$2	730	$1	16,210,416	$16,210	$30,067,117	$(17,048,041)	$13,035,289

See the accompanying notes are integral part of the unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months Ended	Months Ended
	January 31, 2018	January 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,477,984)	$(3,684,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	665,210	875,000
Amortization of prepaid stock based expenses	242,537	-
Impairment expense	6,094,760	-
Gain on sale of business	(94,485)	-
Gain on extinguishment of liabilities	(248,684)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(404,725)	(112,601)
Reclamation bond deposit and other assets	(27,881)	(32,311)
Accounts payable	138,759	(24,464)
Accounts payable - related parties	-	(40,035)
Accrued liabilities	(149,144)	89,115

NET CASH USED IN OPERATING ACTIVITIES	(6,261,637)	(2,930,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from sale of business	326,404	-
Acquisition of mineral rights	(20,479)	(288,917)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	305,925	(288,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - related party	-	(285,000)
Repayments to related party for advances	-	(123,624)
Issuance of preferred stock and warrants, net of issuance cost	4,918,620	10,865,826
Issuance of common stock	2,590,004	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,508,624	10,457,202

NET INCREASE IN CASH	1,552,912	7,238,025

CASH - beginning of period	6,820,623	305,661

CASH - end of period	$8,373,535	$7,543,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$4,242
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for the acquisition of mineral rights	$35,850	$555,000
Issuance of common stock pursuant to merger	$5,661,935	$-
Grant of stock options for the acquisition of mineral rights	$-	$184,968
Conversion of preferred stock into common stock	$43	$-
Issuance of common stock for accrued services	$137,500	$-
Issuance of common stock for prepaid services	$253,937	$-

See the accompanying notes are integral part of the unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

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

Recent developments - Acquisition and Disposition

On June 13, 2016, Gold King, a private Nevada corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company, the Company’s wholly-owned subsidiary, Dataram Acquisition Sub, Inc., a Nevada corporation (“Acquisition Sub”), and all of the principal shareholders of Gold King (the “Gold King Shareholders”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), Gold King merged with and into Acquisition Sub with Gold King as the surviving corporation and became a wholly-owned subsidiary of the Company.

On May 23, 2017, the Company closed the Merger with Gold King. The Merger constituted a change of control, or change in control, as the majority of the Board of Directors changed with the consummation of the Merger. The Company issued shares of common stock to Gold King which represented approximately 90% of the combined company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes the unaudited condensed consolidated financial statements and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of January 31, 2018. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2017, which are contained in the Form 8-K/A filed on July 31, 2017. The consolidated balance sheet as of April 30, 2017 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ended April 30, 2018.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss and used cash in its operations of approximately $12.5 million and $6.3 million, respectively, for the nine months ended January 31, 2018. Additionally, the Company had an accumulated deficit of approximately $17 million at January 31, 2018. The Company consummated private placements to several investors for the sale of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and Series C Convertible Preferred Stock (“Series C Preferred Stock”) for aggregate net proceeds of approximately $10.9 million between July 2016 and October 2016, received net proceeds from sale of the Company’s common stock of approximately $2.6 million between July 2017 and October 2017 and completed a private placement for the sale of the Company’s Series E Convertible Preferred Stock (“Series E Preferred Stock”) and warrants for aggregate net proceeds of approximately $4.9 million in January 2018. There can be no assurance that the Company will be able to raise additional capital or if the terms will be favorable.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the nine months ended January 31, 2018, the Company determined that the carrying value of Goodwill (see Note 4) exceeded its fair value, which triggered an impairment analysis. The Company recorded a goodwill impairment expense of $6,094,760 during the nine months ended January 31, 2018, nonrecurring level 3 fair value measurement.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. The Company is in the process of determining the amount of the change. Deferred tax assets will be revalued with a corresponding decrease to the Company’s valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending April 30, 2018, but the Company does not expect the Tax Act to have a material impact on the Company’s condensed consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company early adopted this ASU on November 1, 2017, and expects that the adoption of this ASU will not have a material impact on future consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 — MINERAL RIGHTS

Copper King Project

The mineral properties consist of the Copper King gold and copper development project located in the Silver Crown Mining District of southeast Wyoming (the “Copper King Project”) and certain unpatented mining claims in Meagher County, Montana. On July 2, 2014, the Company entered into an Asset Purchase Agreement whereby the Company acquired certain mining leases and other mineral rights comprising the Copper King project and certain unpatented mining claims located in Montana. The purchase price was (a) cash payment in the amount of $1.5 million and (b) closing shares calculated at 50% of the issued and outstanding shares of the Company’s common stock and valued at $1.5 million.

In accordance with ASC 360-10, “Property, Plant, and Equipment”, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquisition. Accordingly, the Company recorded a total cost of the acquired mineral properties of $3,091,738 which includes the purchase price ($3,000,000) and related transaction cost.

Keystone Project

The Company, through its wholly-owned subsidiary, U.S. Gold Acquisition Corp., acquired the mining claims comprising the Keystone Project on May 27, 2016 from Nevada Gold Ventures, LLC (“Nevada Gold”) and Americas Gold Exploration, Inc. under the terms of a Purchase and Sale Agreement. At the time of purchase, the Keystone Project consisted of 284 unpatented lode mining claims situated in Eureka County, Nevada. The purchase price for the Keystone Project consisted of the following: (a) cash payment in the amount of $250,000, (b) the closing shares which is equivalent to 462,500 shares of the Company’s common stock and (c) an aggregate of 231,458 five-year options to purchase shares of the Company’s common stock at an exercise price of $3.60 per share.

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

Accordingly, the Company recorded a total cost of the acquired mineral properties of $1,028,885 which includes the purchase price ($989,968) and related transaction cost ($38,917). Some of the Keystone Project claims are subject to pre-existing net smelter royalty (“NSR”) obligations. In addition, under the terms of the Purchase and Sale Agreement, Nevada Gold retained additional NSR rights of 0.5% with regard to certain claims and 3.5% with regard to certain other claims. Under the terms of the Purchase and Sale Agreement, the Company may buy down one percent (1%) of the royalty from Nevada Gold at any time through the fifth anniversary of the closing date for $2,000,000. In addition, the Company may buy down an additional one percent (1%) of the royalty anytime through the eighth anniversary of the closing date for $5,000,000.

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and the Company’s wholly-owned subsidiary, U.S. Gold Acquisition Corporation, a Nevada corporation, pursuant to which Nevada Gold sold and U.S. Gold Acquisition Corporation purchased all right, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada. The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 15,000 shares of common stock of the Company which were issued in August 2017 (see Note 6). Mr. David Mathewson, the Company’s Chief Geologist, is a member of Nevada Gold.

As of the date of these unaudited condensed consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs and exploration costs.

Mineral properties consisted of the following:

	January 31, 2018	April 30, 2017
Copper King project	$3,091,738	$3,091,738
Keystone project	1,028,885	1,028,885
Gold Bar North project	56,329	-
Total	$4,176,952	$4,120,623

NOTE 4 — ACQUISITION AND DISPOSITION

On May 23, 2017, the Company closed the Merger with Gold King. Pursuant to the terms of the Merger Agreement and as consideration for the acquisition of Gold King, on the closing date, 2,446,433 shares of the Company’s common stock, par value $0.001 per share, were issued to holders of Gold King’s common stock, Series A Preferred Stock, Series B Preferred Stock and certain incoming officers. In addition, 45,000.18 shares of the Company’s newly designated Series C Preferred Stock, par value $0.001 per share, convertible into an aggregate of 4,500,180 shares of the Company’s common stock were issued to Copper King, 45,500.18 shares of Series C Preferred Stock were issued to Copper King upon closing, 4,500.01 shares of Series C Preferred Stock were to be held in escrow pursuant to the terms of an escrow agreement and 4,523,589 shares of the Company’s common stock and warrants to purchase up to 452,359 shares of the Company’s common stock were issued to the holders of Gold King’s Series C Preferred Stock. Additionally, 231,458 of the Company’s stock options were issued to the holders of Gold King’s outstanding stock options issued in connection with the closing of the acquisition of the Keystone Project.

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

During the nine months ended January 31, 2018, the Company recorded an impairment loss of $6,094,760 as the Company determined that the carrying value of the goodwill is not recoverable. The Company has determined that if the business combination would have occurred on the first day of the reporting period there would not have been a material change to the continuing operations of the financial statements presented.

In June 2017, subsequent to the Merger, the Company decided to discontinue its memory product business. The Company sold the Dataram Memory business on October 13, 2017 for a purchase price of $900,000. The Company will focus its activities on its gold and precious metal exploration business. During the nine months ended January 31, 2018, the Company has received net proceeds from the sale of Dataram Memory business of $326,404 after payment of fees related to the sale such as legal and commission expenses and other liabilities assumed.

During the nine months ended January 31, 2018, the Company recognized a gain on extinguishment of liabilities of $248,684 which is included in the loss from discontinued operations as the Company has settled the distribution payable to the former Dataram Memory shareholders at an amount less than the liability originally recorded at the time of acquisition. Additionally, during the nine months ended January 31, 2018, the Company recognized gain from sale of discontinued operations of $94,485 related to the sale of the Dataram Memory business on October 13, 2017.

Credit Facility

The Company had a financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. that provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The Financing Agreement renewal date was August 31, 2017 and will renew from year to year unless such Financing Agreement is terminated as set forth in the loan agreement. The amount outstanding under the Financing Agreement bore interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contained other financial and restrictive covenants, including, among others, covenants limiting the Company’s ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. The Financing Agreement provided for advances against eligible accounts receivable and inventory balances based on prescribed formulas of raw materials and finished goods. On October 13, 2017, upon the sale of the Dataram Memory business, the buyer assumed the obligation under this Financing Agreement, therefore, liabilities related to this financing agreement was $0 as of January 31, 2018.

The following table sets forth for the nine months ended January 31, 2018, indicated selected financial data of the Company’s discontinued operations of its memory product business from the date of merger to January 31, 2018.

January 31, 2018
Revenues	$7,885,310
Cost of sales	6,653,363
Gross profit	1,231,947
Operating and other non-operating expenses (including impairment charge of 6,094,760)	(7,406,271)
Gain from extinguishment of liabilities	248,684
Loss from discontinued operations	(5,925,640)
Gain from sale of discontinued operations	94,485

Total loss from discontinued operations	$(5,831,155)

The following table sets forth for the three months ended January 31, 2018, indicated selected financial data of the Company’s discontinued operations of its memory product business from the date of merger to January 31, 2018.

January 31, 2018
Revenues	$-
Cost of sales	-
Gross profit	-
Operating and other non-operating expenses	-
Gain from extinguishment of liabilities	3,428
Loss from sale of discontinued operations	(7,538)

Total loss from discontinued operations	$(4,110)

The following table sets forth for the three and nine months ended January 31, 2018, indicated selected financial data of the Company’s gain from sale of the Dataram Memory business.

Total consideration	$900,000
Direct legal and sales commission expenses related to the sale	(201,510)
Estimated Dataram’s accrued expenses to be deducted from the sales proceeds	(174,880)
Total carrying value of Dataram Memory business on date of sale *	(429,125)
Net gain from sale of Dataram Memory business	$94,485

Current assets	$3,271,426
Other assets	33,320
Current liabilities	(2,866,660)
Liabilities – long term	(8,961)
* Total carrying value of Dataram Memory business on date of sale	$429,125

NOTE 5 — RELATED PARTY TRANSACTIONS

Accounts payable to related party as of January 31, 2018 and April 30, 2017 was $2,431, and was reflected as accounts payable – related party in the accompanying unaudited condensed consolidated balance sheets. The related party is the managing partner of Copper King LLC who was a principal stockholder of Gold King.

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and U.S. Gold Acquisition Corporation pursuant to which Nevada Gold sold and U.S. Gold Acquisition Corporation purchased all right, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada (see Note 3). The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 15,000 shares of common stock of the Company which were issued in August 2017. Mr. David Mathewson, the Company’s Chief Geologist, is a member of Nevada Gold.

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

Series E Convertible Preferred Stock

On January 19, 2018, the Company filed a Certificate of Designations of Series E Preferred with the Secretary of State of Nevada. The Company designated 2,500 shares as Series E Preferred Stock, par value $0.001 per share. Each share of Series E Preferred Stock is convertible into shares of the Company’s common stock equal to the stated value of the Preferred Share, which is $2,000, divided by the conversion price, which is $2.00 per share of common stock, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise. Holders of shares of Series E Preferred Stock shall be entitled to receive dividends when and as declared by the Company’s board of directors, from time to time, and shall participate on an “as converted” basis with all dividends declared on the Company’s common stock.

The Series E Preferred Stock does not contain any redemption provision. Upon the Company’s liquidation, the holders of shares of Series E Preferred Stock are entitled to receive in cash out of the assets of the Company, after payment of the liquidation preference for any outstanding shares of senior preferred stock, but before any amount is paid to the holders of any of shares of junior stock and pari passu with any parity stock then outstanding, an amount per share equal the greater of (A) the stated value thereof on the date of such payment and (B) the amount per share such holder would receive if such holder converted shares of Series E Preferred Stock into common stock immediately prior to the date of such payment.

Except as required by law or the Company’s Articles of Incorporation, including certain protective provisions in the Certificate of Designations, holders of shares of Series E Preferred Stock have the same voting rights as holders of common stock, voting together as one class on an as-converted basis based on a conversion price equal to $3.10, subject to beneficial ownership limitations.

On January 22, 2018, the Company completed a private placement to several investors for the purchase of 2,500 shares of the Company’s Series E Preferred Stock for aggregate gross proceeds of $5.0 million. The purchase price of one share of Series E Preferred Stock was $2,000. Based on the initial conversion price, approximately 2,500,000 shares of common stock would be issuable upon conversion of all of the shares sold.

The investors in the private placement were granted warrants to acquire an aggregate of 1,250,000 shares of common stock at an exercise price of $3.30, subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise. The warrants shall be exercisable commencing six months from the issuance and have a term of exercise equal to three years from the initial exercise date. The Company is obligated to register the shares of common stock issuable upon exercise of the warrants as soon as practicable, but no later than 60 days from the closing date of the offering and to have such registration statement declared effective no later than 181 days from the closing.

If at any time after the six-month anniversary of the initial issuance date of the warrants, there is no effective registration statement registering, or no current prospectus available for, the resale of the warrant shares by the investors, then this warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise” in which the investor shall be entitled to receive a number of warrant shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where:

(A)	= the volume weighted average price on the trading day immediately preceding the date of the applicable notice of exercise;
(B)	= the exercise price of the warrant; and
(X)	= the number of warrant shares that would be issuable upon exercise of this warrant in accordance with the terms of this warrant if such exercise were by means of a cash exercise rather than a cashless exercise.

In connection with the private placement above, the Company paid legal fees and related private placement expenses of approximately $81,000 for total net proceeds of approximately $4.9 million from the private placement.

Common Stock

In connection with the Merger, the Company is deemed to have issued 1,204,667 shares of common stock to the Dataram Memory Legacy Shareholders which represents the outstanding common shares of the Company prior to the closing of the Merger (see Note 4).

On May 18, 2016, the Company issued 125,000 shares of the Company’s common stock to a consultant in connection with a one year consulting agreement. The Company valued these common shares at the fair value of $150,000 or $1.20 per common share based on the sale of its preferred stock in a private placement. In connection with the issuance of these common shares, the Company recorded stock based compensation of $12,500 (amortization of prepaid stock based expense balance as of April 30, 2017) for the nine months ended January 31, 2018.

In May 2017, in connection with the Merger (see Note 4), the Company issued 37,879 shares of the Company’s common stock having a fair value of $100,000 to the Chief Geologist for services rendered to the Company from June 2016 to January 2017 pursuant to his employment agreement with the Company’s wholly-owned subsidiary Gold King. Additionally, in August 2017, the Company issued 29,412 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company from February 2017 to July 2017 pursuant to his employment agreement (see Note 8). The Company valued these common shares at the fair value of $75,000 or $2.55 per common share based on the quoted trading price on the date of grant and reduced accrued salaries by $137,500 during the nine months ended January 31, 2018 and recognized stock based compensation of $37,500 for services rendered between May 2017 to July 2017.

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

Between May 2017 and January 2018, the Company issued 4,262,320 shares of the Company’s common stock in exchange for the conversion of 42,623 shares of the Company’s Series C Preferred Stock.

In August 2017, the Company issued an aggregate of 195,525 shares of the Company’s common stock to officers and employees of the Company for services rendered. The Company valued these common shares at the fair value of $467,305 or $2.39 per common share based on the quoted trading price on the date of grant and recognized stock based compensation of $467,305 during the nine months ended January 31, 2018.

In August 2017, the Company issued an aggregate of 6,462 shares of the Company’s common stock to five directors of the Company for services rendered. The Company valued these common shares at the fair value of $15,444 or $2.39 per common share based on the quoted trading price on the date of grant and recognized stock based compensation of $15,444 during the nine months ended January 31, 2018.

In August 2017, the Company issued an aggregate of 117,500 shares of the Company’s common stock to four consultants pursuant to consulting agreements related to investor relations and business advisory services. The term of the consulting agreements ranged from 3 months to 12 months. The Company valued these common shares at the fair value of $280,825 or $2.39 per common share based on the quoted trading price on the date of grant. The Company recognized stock based compensation of $256,925 during the nine months ended January 31, 2018. As of January 31, 2018, $23,900 was recorded as a prepaid expense and will be amortized over the remaining term of its respective consulting agreements.

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

On November 10, 2017, the Company appointed Andrew Kaplan as a director of the Company. Mr. Kaplan received the Company’s equity award for new independent directors of 12,000 shares of the Company’s common stock as compensation, which shall vest in 24 equal monthly installments over a two year period, beginning on the one month anniversary of the date of issuance. The Company valued these common shares at the fair value of $15,240 or $1.27 per common share based on the quoted trading price on the date of grant. The fair value of the shares will be expensed on a straight line basis to consulting expense over the vesting period.

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

On November 16, 2017, the Company issued an aggregate of 33,681 shares of the Company’s common stock to two former officers of the Company for services rendered. The Company valued these common shares at the fair value of $55,574 or $1.65 per common share based on the quoted trading price on the date of grant and reduced accrued salaries of $55,574.

On December 22, 2017, the Company issued 8,929 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company for November 2017 pursuant to his employment agreement (see Note 8). The Company valued these common shares at the fair value of $12,500 or $1.40 per common share based on the quoted trading prices on the date of grants and reduced accrued salaries by $12,500.

On January 3, 2018, the Company issued 7,669 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company for December 2017 pursuant to his employment agreement (see Note 8). The Company valued these common shares at the fair value of $12,500 or $1.63 per common share based on the quoted trading prices on the date of grants and reduced accrued salaries by $12,500.

During January 2018, the Company issued 1,770,000 shares of the Company’s common stock in exchange for the conversion of 1,770 shares of the Company’s Series E Preferred Stock.

Stock Options

A summary of the Company’s outstanding stock options as of January 31, 2018 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2017 (see Note 4)	231,458	$3.60	4.01
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at January 31, 2018	231,458	3.60	3.32

Options exercisable at end of period	192,882	$3.60
Options expected to vest	38,576	$3.60
Weighted average fair value of options granted during the period		$—

The 38,576 options are expected to vest over the next 4 months. There was $0 intrinsic value as of January 31, 2018.

Stock Warrants

A summary of the Company’s outstanding stock warrants as of January 31, 2018 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2017 (see Note 4)	452,359	$2.64	4.23
Recapitalization on May 23, 2017	33,415	32.61	0.90
Granted	1,250,000	3.30	3.5
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at January 31, 2018	1,735,774	3.69	3.42

Warrants exercisable at end of period	485,774	$4.70
Warrants expected to vest	1,250,000	$3.30
Weighted average fair value of warrants granted during the period		$1.24

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

	January 31, 2018	January 31, 2017
Common stock equivalents:
Stock options	231,458	694,375
Stock warrants	1,735,774	-
Convertible preferred stock	967,860	31,720,809
Total	2,935,092	32,415,184

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

The Company’s Chief Operating Officer, and former Chief Financial Officer, Mr. David Rector, is employed under an executive employment agreement dated Apri1 14, 2016. The initial term of the agreement is for one year, with automatic renewals for successive one year terms unless terminated by written notice at least 30 days prior to the expiration of the term. Mr. Rector is to receive a base salary of $15,000 per month. The agreement calls for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the board of directors and to be paid in cash, stock, or a combination thereof in the discretion of the board.

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

Separation Agreements

On June 8, 2017, the Company and David A. Moylan, the Company’s former President and Chief Executive Officer, entered into a separation agreement. Mr. Moylan resigned as Chairman of the Board of Directors and as the President and Chief Executive Officer of the Company on May 23, 2017 in connection with the closing of the transactions contemplated by the Merger Agreement and Merger (see Note 4).

Under the terms of the separation agreement, Mr. Moylan received a severance payment of an aggregate of $494,227. Unless revoked, the separation agreement became effective eight days following execution. Such severance payment is the sole and exclusive payment by the Company and is in lieu of any and all payments or obligations, including any separation payments under prior agreements between Mr. Moylan and the Company. Also as set forth in the separation agreement, Mr. Moylan will, until terminated by the Company’s Board of Directors at its sole option with two weeks’ notice, serve as the President and Chief Executive Officer of Dataram Memory for a monthly fee of $19,667, payable 90% in common stock of the Company and 10% in cash and provide general consulting and support services to the Company. Mr. Moylan no longer serves in any capacity with the Company or its subsidiaries effective October 31, 2017.

On June 6, 2017, Anthony Lougee resigned as Chief Financial Officer of the Company pursuant to a Change in Control and Severance Agreement by and between the Company and Mr. Lougee dated July 31, 2015. Mr. Lougee’s decision to resign did not result from any disagreement with the Company, the Company’s management or the Board of Directors. On June 8, 2017, the Company entered into a separation agreement with Mr. Lougee. Under the terms of the separation agreement, Mr. Lougee received a severance payment of an aggregate of $221,718. Unless revoked, the separation agreement became effective eight days following execution. Such severance payment is the sole and exclusive payment by the Company and is in lieu of any and all payments or obligations, including any separation payments under prior agreements between Mr. Lougee and the Company, including the severance agreement.

Subsequent to the Merger, on June 8, 2017, the Company reappointed Mr. Lougee to serve as our Chief Financial Officer and as the Chief Financial Officer of Dataram Memory and entered into an amended and restated offer letter agreement which was accepted. Mr. Lougee’s compensation remained the same as his compensation immediately prior to his resignation: a base salary of $144,000 with additional monthly cash payments of $2,500 through the earliest to occur of (i) his resignation or removal as Chief Financial Officer of the Company or of Dataram Memory or (ii) November 23, 2017. He shall also receive a monthly award of 500 shares of restricted common stock. Mr. Lougee’s employment is on an at-will basis and may be terminated without notice at any time by Mr. Lougee or the Board of Directors. The employment agreement canceled and superseded the severance agreement, the offer letter agreement by and between the Company and Mr. Lougee dated July 31, 2015 and the incentive agreement by and between the Company and Mr. Lougee dated February 7, 2017. Effective October 17, 2017, Mr. Lougee resigned as the Company’s Chief Financial Officer.

NOTE 9 — SUBSEQUENT EVENTS

From February 1, 2018 through the date of this filing, the Company issued 730,000 shares of the Company’s common stock in exchange for the conversion of 730 shares of the Company’s Series E Preferred Stock.

On February 8, 2018, the Company issued 4,902 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company for January 2018 pursuant to his employment agreement (see Note 8). The Company valued these common shares at the fair value of $12,500 or $2.55 per common share based on the quoted trading prices on the date of grants and reduced accrued salaries by $12,500.

On February 21, 2018, the Company issued 12,000 shares of the Company’s common stock as compensation to a director of the Company for his past appointment to the Board of Directors.

On February 28, 2018, the Company issued 237,860 shares of the Company’s common stock in exchange for the conversion of 2,379 shares of the Company’s Series C Preferred Stock.

On March 5, 2018, the Company issued 6,906 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company for February 2018 pursuant to his employment agreement (see Note 8). The Company valued these common shares at the fair value of $12,500 or $1.81 per common share based on the quoted trading prices on the date of grants and reduced accrued salaries by $12,500.

On March 5, 2018, the Company issued 150,000 shares of the Company’s common stock to a consultant pursuant to a consulting agreement related to business advisory services. The term of the consulting agreement is 12 months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) which can be reviewed at http://www.sec.gov. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The interim unaudited consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 8-K filed with the Commission.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim consolidated financial position of the Company and subsidiaries as of January 31, 2018, the results of their unaudited interim consolidated statements of operations for the three and nine month periods ended January 31, 2018 and 2017, and their unaudited interim consolidated cash flows for the nine month periods ended January 31, 2018 and 2017. The results of consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock per share on a one for three basis, effective on July 8, 2016. Subsequently, on May 3, 2017, the Company filed another certificate of amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a one for four basis. All share and per share values of the Company’s common stock for all periods presented in the accompanying condensed consolidated financial statements are retroactively restated for the effect of the reverse stock splits.

On July 31, 2017, Company’s Board of Directors, or Board, reviewed and approved the recommendation of management to consider strategic options for the legacy business (“Dataram Memory”) including the sale of the business, within the next 12 months. The Company sold the Dataram memory business on October 13, 2017 for a purchase price of $900,000. The Company received net proceeds from the sale of Dataram Memory business of $326,404 after payment of fees related to the sale such as legal and commission expenses and other liabilities assumed. On January 29, 2018, the Company paid a distribution of $251,316 to shareholders of record of Dataram Memory as of the close of business on May 8, 2017, or $0.2086 per share. As such, the legacy business transactions and operations will be reflected on the balance sheet and statement of operations as “discontinued operation”.

Results of Operations

Three and Nine Months Ended January 31, 2018 and 2017

Net Revenues

The Company is an exploration stage company with no operations, and we generated no revenues for the three and nine months ended January 31, 2018 and 2017.

Operating Expenses

Total operating expenses for the nine months ended January 31, 2018 as compared to the nine months ended January 31, 2017, were approximately $6,647,000 and $3,681,000, respectively. The $2,966,000 increase in operating expenses for the nine months ended January 31, 2018 is comprised of an increase of $962,000 in compensation as a result of the employment of the Company’s officers, hiring of additional employees during the nine months ended January 31, 2018 and payment of severance expense of approximately $716,000 to two former officers of the Company pursuant to separation agreements and change in control in connection with the Merger, a $1,011,000 increase in exploration expenses on our mineral properties specifically the Keystone Project due to an increase in exploration activities, increase in professional fees of approximately $654,000 due to increased investor relations, business advisory services, accounting, and legal services, and an increase of $339,000 in general and administrative expenses primarily attributable to an increase in public company expenses, transportation and travel expenses, and insurance expense.

Total operating expenses for the three months ended January 31, 2018 as compared to the three months ended January 31, 2017, were approximately $1,768 ,000 and $1,648,000, respectively. The $120,000 increase in operating expenses for the three months ended January 31, 2018 is comprised of an decrease of $239,000 in compensation as a result of a decrease in officer bonuses, an increase $308,000 in professional fees due to increased investor relations, business advisory services, accounting, and legal services, a $56,000 decrease in exploration expenses on our mineral properties due to a decrease in exploration activities and an increase of $107,000 in general and administrative expenses primarily attributable to an increase in public company expenses, transportation and travel expenses, and insurance expense.

Operating Loss from Operations from Continuing Operations

We reported operating loss from continuing operations of approximately $6,647,000 and $3,681,000 for the nine months ended January 31, 2018 and 2017, respectively. We reported operating loss from continuing operations of approximately $1,768,000 and $1,648,000 for the three months ended January 31, 2018 and 2017, respectively.

Other Income (Expense)

Total other income (expense) was approximately $0 and $(4,200) for the nine months ended January 31, 2018 and 2017, respectively, such decrease was primarily attributable to a decrease in interest expense.

Gain (Loss) from discontinued Operations

In June 2017, subsequent to the Merger, the Company decided to discontinue its memory product business. The Company will focus its activities on its gold and precious metal exploration business. The following table sets forth for the nine months ended January 31, 2018, indicated selected financial data of the Company’s discontinued operations of its memory product business from the date of merger to January 31, 2018.

January 31, 2018
Revenues	$7,885,310
Cost of sales	6,653,363
Gross profit	1,231,947
Operating and other non-operating expenses (including impairment charge of 6,094,760)	(7,406,271)
Gain from extinguishment of liabilities	248,684
Loss from discontinued operations	(5,925,640)
Gain from sale of discontinued operations	94,485

Total loss from discontinued operations	$(5,831,155)

The following table sets forth for the three months ended January 31, 2018, indicated selected financial data of the Company’s discontinued operations of its memory product business from the date of merger to January 31, 2018.

January 31, 2018
Revenues	$-
Cost of sales	-
Gross profit	-
Operating and other non-operating expenses	-
Gain from extinguishment of liabilities	3,428
Loss from sale of discontinued operations	(7,538)

Total loss from discontinued operations	$(4,110)

The following table sets forth for the nine months ended January 31, 2018, indicated selected financial data of the Company’s gain from sale of the Dataram Memory business.

Total consideration	$900,000
Direct legal and sales commission expenses related to the sale	(201,510)
Estimated Dataram’s accrued expenses to be deducted from the sales proceeds	(174,880)
Total carrying value of Dataram Memory business on date of sale *	(429,125)
Net gain from sale of Dataram Memory business	$94,485

Current assets	$3,271,426
Other assets	33,320
Current liabilities	(2,866,660)
Liabilities – long term	(8,961)
* Total carrying value of Dataram Memory business on date of sale	$429,125

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $12,478,000 for the nine months ended January 31, 2018 as compared to a net loss of $3,685,000 for the nine months ended January 31, 2017. As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $1,772,000 for the three months ended January 31, 2018 as compared to a net loss of $1,648,000 for the three months ended January 31, 2017.

Liquidity and Capital Resources

As of January 31, 2018, we had cash totaling approximately $8,374,000. Net cash used in operating activities totaled approximately $6,262,000 and $2,930,000 for the nine months ended January 31, 2018 and 2017, respectively. Net loss for the nine months ended January 31, 2018 and 2017 totaled approximately $12,478,000 and $3,685,000. Total stock based compensation expense for the nine months ended January 31, 2018 was approximately $665,000 and impairment expense of $6,095,000 offset by gain from sale of business and extinguishment of liabilities of approximately $343,000. Net changes in operating assets and liabilities are primarily due to net changes in prepaid expenses and other current assets increased by approximately $405,000, and total accounts payable from unrelated parties and accrued liabilities increased by approximately $10,000.

Net cash provided by (used in) investing activities totaled approximately $306,000 and ($289,000) for the nine months ended January 31, 2018 and 2017, respectively, which was primarily attributable to net proceeds received from the sale of the Dataram memory business offset by the acquisition of mineral rights.

Net cash provided by financing activities totaled approximately $7,509,000 and $10,457,000 for the nine months ended January 31, 2018 and 2017, respectively. During the nine months ended January 31, 2018, financing activities consisted of net proceeds of approximately $2,590,000 from the sale of common stock and net proceeds of approximately $4,919,000 from the sale of common stock and warrants. During the nine months ended January 31, 2017, financing activities was primarily attributable to net proceeds from the sale of preferred stock, net of issuance cost, offset by repayments on related party advances and note payable.

The Company completed private placements to several investors for the sale of the Company’s Series B Preferred Stock and Series C Preferred Stock for aggregate net proceeds of approximately $10.9 million between July 2016 and October 2016, received net proceeds from sale of the Company’s common stock of approximately $2.6 million between July 2017 and October 2017 and completed a private placement to several investors for the sale of the Company’s Series E Preferred Stock and warrants for aggregate net proceeds of approximately $4.9 million in January 2018. The Company is anticipating raising additional capital but there can be no assurance that it will be able to do so or if the terms will be favorable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of January 31, 2018.

Remediation Plan

The Company is currently in a process of implementing a remediation plan which includes the hiring of an outside consulting firm to assist in preparation of Company’s financial statements and provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of Company’s management and directors.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting except as mentioned above that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As previously reported, the Company was party to two lawsuits. On April 9, 2015, the Company’s former Chief Executive Officer, John Freeman, filed a lawsuit, styled as John Freeman v. Dataram Corporation, David A. Moylan, Jon Isaac, and John Does 1-5, in the Superior Court of the State of New Jersey, Essex County, Docket No. ESX-L-002471-15. On April 10, 2015, the Company filed an action against Mr. Freeman, styled as Dataram Corporation v. John Freeman, et al., in the Superior Court of the State of New Jersey, Mercer County, Docket No. ESX-L-000886-15. These actions were consolidated in Essex County. On December 4, 2017, the parties entered into a Settlement Agreement and General Release pursuant to which the parties resolved and settled all claims, liabilities or obligations between them.

Item 1A. RISK FACTORS.

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended January 31, 2018, the Company issued an aggregate of 71,492 shares of the Company’s common stock to officers and employees of the Company for services rendered.

During the quarter ended January 31, 2018, holders of the Company’s Series C Preferred Stock converted an aggregate of 2,122 shares of Series C Preferred Stock into an aggregate of 212,158 shares of common stock.

On February 21, 2018, the Company issued 12,000 shares of the Company’s common stock as compensation to a director of the Company for his past appointment to the Board of Directors.

The securities referenced above were issued in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit No	Description

31(a)	Rule 13a-14(a) Certification of Edward M. Karr.

31(b)	Rule 13a-14(a) Certification of Robert J. DelAversano.

32(a)	Section 1350 Certification of Edward M. Karr (furnished not filed).

32(b)	Section 1350 Certification of Robert J. DelAversano (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: March 16, 2018	By:	/s/ EDWARD M. KARR
Edward M. Karr
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2018	By:	/s/ ROBERT J. DELAVERSANO
Robert J. DelAversano
Principal Financial and Accounting Officer

