Form 10-K
period 2018-04-30
U.S. GOLD CORP.
filed 2018-07-30
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________.

Commission file number: 1-08266

U.S. GOLD CORP
(Exact name of registrant as specified in its charter)

Nevada	22-1831409
(State of Incorporation)	(I.R.S. Employer Identification No.)

1910 E. Idaho Street, Suite 102-Box 604, Elko, NV	89801
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 557-4550

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.001 Par Value	NASDAQ Stock Market LLC

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant’s most recently completed second quarter, October 31, 2017, was $15,842,437.

The number of shares of Common Stock outstanding on July 30, 2018, was 17,619,084 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None

U.S. GOLD CORP

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include statements relating to our plans to conduct geographic surveys and determine the scope of our drilling program during our fiscal year ended April 30, 2019, the conclusions of a pre-feasibility study and related studies, expectations and the timing and budget for exploration and future development of our properties, our planned expenditures during our fiscal year ended April 30, 2019, our estimates of the cost of future permitting changes and additional bonding requirements, future exploration plans, our expected cash needs, our ability to fund our business with our current cash reserves based on our currently planned activities and statements concerning our financial condition, our plans with respect to future financing options, our anticipation of future environmental impacts, business and operating strategies, and operating and legal risks.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K the Risk Factors in Item 1A of this Annual Report.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risk and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS

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

We are an exploration stage company that owns certain mining leases and other mineral rights comprising the Copper King Project in Wyoming and the Keystone Project in Nevada.

Copper King Project

The Copper King Project (the “Copper King Project”) consists of certain mining leases and other mineral rights comprising the Copper King gold and copper development project located in the Silver Crown Mining District of southeast Wyoming.

Location and Access

The Copper King Project is located in southeastern Wyoming, approximately 32km west of the city of Cheyenne, on the southeastern margin of the Laramie Range. The property covers about five square kilometers that include the S½ Section 25, NE¼ Section 35, and all of Section 36, T.14N., R.70W.,Sixth Principal Meridian. Access to within 1.5km of the property is provided by paved and maintained gravel roads. An easement agreement providing access for exploration and other minimal impact activities has been negotiated with Ferguson Ranch Inc. on the S½ Section 25, T14N, R70W, and the W½ Section 30, T14N, R69W. The fee for this easement is $10,000 per year, renewable each year prior to July 11.

The Copper King property covers 453 contiguous hectares (approximately five square kilometers) that include the S½ of Section 25, NE¼ Section 35, and all of Section 36, T.14N., R.70W. The project is entirely located on land owned and administered by the State of Wyoming. There are no federal lands within or adjoining the Copper King land position. Curt Gowdy State Park lies northwest of the property, partially within Section 26. The state park’s southeastern boundary is approximately 300m northwest of the property and approximately 900m northwest of the mineralized area. The Copper King property position consists of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases.

Figure 1 – Copper King Project Location and Boundaries

WYOMING
Red Lodge
West Yellowstone
Yellowstone National Park
Cody
Lovell
Sheridan
Buffalo
Gillette
Basin
Worland
Thermopolis
Riverton
Lost Cabin
Wind River I.R.
Lander
Pinedale
Afton
Casper
Douglas
Lusk
Wheatland
Muddy Gap
Shirley Basin
Great Divide Basin
Kemmerer
Green River
Rock Springs
Creston
Evanston
Lyman
Saratoga
Laramie
Cheyenne
Hiawatha
Columbine
Thunder Basin National Grassland
Copper King Project
0
45
90 Miles
0
0.5
1 Miles

Mine Development Associates

U.S. Gold Corp.
Copper King Location Map

Title to Copper King Project

USG’s rights to the Copper King Project arise under two State of Wyoming mineral leases:

1) State of Wyoming Mining Lease No. 0-40828

Township 14 North, Range 70 West, 6th P.M., Laramie County, Wyoming:

Section 36: All

2) State of Wyoming Mining Lease No. 0-40858

Township 14 North, Range 70 West, 6th P.M., Laramie County, Wyoming:

Section 25: S/2

Section 35: NE/4

Ownership of the mineral rights remains in the possession of the State of Wyoming as conveyed to the State by the United States, evidenced by 1942 patents for Section 36, and 1989 Order confirming title to Section 25 and 35. The State of Wyoming issued Mineral Leases for the mineral rights to Wyoming Gold Mining Company, Inc. (“Wyoming Gold”) in 2013 and 2014. These leases were assigned to us on June 23, 2014.

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

History of Prior Operations and Exploration on the Copper King Project

Limited exploration and mining were conducted on the Copper King property in the late 1880s and early 1900s. Approximately 300 tons of material was reported to have been produced from a now inaccessible 160 foot-deep shaft with two levels of cross-cuts. A few small adits and prospect pits with no significant production are scattered throughout the property.

Since 1938, at least nine historic (pre-Strathmore Minerals Corp.) drilling campaigns by at least seven companies plus the U.S. Bureau of Mines have been conducted at Copper King. The current project database contains 91 drill holes totaling 37,500 feet that were drilled before Wyoming Gold acquired the property. All but six of the drill holes are within the current resource area. Other work conducted at Copper King by previous companies has included ground and aeromagnetic surveys as well as induced polarization surveys along with geochemical sampling, geologic mapping, and a number of metallurgical studies.

Wyoming Gold conducted an exploration drill program in 2007 and 2008. Thirty-five diamond core drill holes were completed for a total of 25,500 feet. The exploration permit, 360DN, has been terminated and the bond released. The focus of that work was to confirm and potentially expand the mineralized body outlined in the previous drill campaigns, increase the geologic and geochemical database leading to the creation of the current geologic model and resource estimate, and to provide material for further metallurgical testing. The Copper King assay database for some 120 holes contains 8,357 gold assays and 8,225 copper assays. At least 10 different organizations or individuals conducted metallurgical studies on the gold-copper mineralization at the request of prior operators between 1973 and 2009. It was concluded that the process with the highest potential to yield good extractions of gold and copper would likely be flotation, followed by cyanidation of the flotation tailings. Core is stored in two public storage facilities; one is AAA in Cheyenne, Wyoming and the other is Absaroka in Dubois, Wyoming.

Geological Summary of the Copper King Project

The Copper King Project is underlain by Proterozoic rocks that make up the southern end of the Precambrian core of the Laramie Range. Metavolcanic and metasedimentary rocks of amphibolite-grade metamorphism are intruded by the 1.4 billion year old Sherman Granite and related felsic rocks. Within the project area, foliated granodiorite is intruded by aplitic quartz monzonite dikes, thin mafic dikes and younger pegmatite dikes. Shear zones with cataclastic foliation striking N60°E to N60°W are found in the southern part of the Silver Crown district, including at Copper King. The granodiorite typically shows potassium enrichment, particularly near contacts with quartz monzonite. Copper and gold mineralization occurs primarily in unfoliated to mylonitic granodiorite. The mineralization is associated with a N60°W-trending shear zone and disseminated and stockwork gold-copper deposits in the intrusive rocks. Some authors have categorized it as a Proterozoic porphyry gold-copper deposit. Hydrothermal alteration is overprinted on retrograde greenschist alteration and includes a central zone of silicification, followed outward by a narrow potassic zone, surrounded by propylitic alteration. Higher-grade mineralization occurs within a central core of thin quartz veining and stockwork mineralization that is surrounded by a zone of lower-grade disseminated mineralization. Disseminated sulfides and native copper with stockwork malachite and chrysocolla are present at the surface, and chalcopyrite, pyrite, minor bornite, primary chalcocite, pyrrhotite, and native copper are present at depth. Gold occurs as free gold.

Estimated Resources from the Technical Report dated December 5, 2017

The Copper King resource contains oxide, mixed oxide-sulfide, and sulfide rock types. At the stated cutoff grade 0.015oz AuEq/ton, approximately 80% of the resource is sulfide material with the remaining 20% split evenly between the oxide and mixed rock types. There is consistent distribution of gold and copper, albeit generally low-grade, throughout this potential open-pit deposit.

Table 1.1 Summary Tables of Copper King Resources 1

Total Measured and Indicated Resource:

Au-equiv. Cutoff
oz AuEq/ton	g AuEq/t	tons	Tonnes	oz Au/ton	g Au/t	oz Au	% Cu	lbs Cu
0.015	0.51	59,750,000	54,200,000	0.015	0.53	926,000	0.187	223,000,000

Total Inferred Resource:

Au-equiv. Cutoff
oz AuEq/ton	g AuEq/t	tons	Tonnes	oz Au/ton	g Au/t	oz Au	% Cu	lbs Cu
0.015	0.51	15,620,000	14,170,000	0.011	0.38	174,000	0.200	62,530,000

Using the individual metal grades of each block, the AuEq grade is calculated using the following formula: g AuEq/t = g Au/t + (2.057143 * %Cu). This formula is based on prices of US$1,275.00 per ounce gold, and US$2.80 per pound copper.

1 Technical Report on the Copper King Project Laramie County, Wyoming, Effective Date December 5, 2017, prepared for U.S. Gold Corp. by Mine Development Associates, authors Paul Tietz and Neil Prenn.

Keystone Project

Location

The Keystone Project consists of 650 unpatented lode mining claims situated in Eureka County, Nevada. The claims making up the Keystone Project are situated in Eureka County, Nevada in Sections 2-4 and 9-11, Township 23 North, Range 48 East, and Sections 22-28, and 33-36 Township 24 North, all Range 48 East of the Mount Diablo Meridian.

Figure 2 – Location of Keystone Project and Major Gold Trends in Nevada

N
W
E
S
T24N, R48E
T23N, R48E
T23N, R49E
T24N
R48 ½ E
T23 ½ N
R49E
Copyright (C) 2009 MyTopo, 2006-2015 TomTom

SCALE 1:48000

0 1 2 3 Miles

0 1 2 3 4 5 Km

US Gold Corp.
Keystone claims

DCM 09-27-17

Figure 3 – Keystone Project Claim Boundaries

The Keystone Project may be accessed by improved roads. Navigation through the interior of the project is by off-road vehicle.

Title and Ownership for Keystone Project

The Keystone Project consists of unpatented mining claims located on federal land administered by the U.S. Bureau of Land Management (“BLM”). An annual maintenance fee of $155.00 per claim per year must be paid to the Nevada BLM by September 1 of each year, and failure to make the payment on time renders the claims void.

In addition, the State of Nevada requires the claimant to file an Affidavit and Notice of Intent to Hold in the appropriate county by November 1 of each year. However, the failure to timely record an Affidavit does not affect a forfeiture of the claims, as does the failure to pay the federal claim maintenance fees by September 1. Instead, in the event of a conflict with a junior locator, the senior claimant must prove his intent to maintain the claims. This can generally be accomplished by producing a receipt showing payment of the federal claim maintenance fees to the BLM.

The federal claim maintenance fees are prospective and are paid for the ensuing assessment year. For example, the payments made on June 29, 2015 relate to the 2015-2016 assessment year running from September 1, 2015 to September 1, 2016. By comparison, the Nevada filings are retrospective, describing the assessment year just ended or about to end.

Congress has extended the claim maintenance requirements through 2016. It will therefore be necessary for us to perform the following acts in order to maintain the claims in 2016-2017 and each year thereafter: (1) on or before September 1 of each year, we must pay a maintenance fee of $155.00 per claim to the Nevada BLM, and (2) on or before November 1 of each year we must record an Affidavit and Notice of Intent to Hold in Eureka County.

We acquired the mining claims comprising the Keystone Project on May 27, 2016 from Nevada Gold Ventures, LLC (“Nevada Gold”) and Americas Gold Exploration, Inc. (“Americas Gold”) under the terms of the Purchase and Sale Agreement. Some of the Keystone claims are subject to pre-existing net smelter royalty (“NSR”) obligations. In addition, under the terms of the Purchase and Sale Agreement, Nevada Gold retained additional NSR rights of 0.5% with regard to certain claims and 3.5% with regard to certain other claims. The unpatented mining claims comprising the Keystone Project, with applicable NSR obligations, are as follows:

1.	Acquired 100% from Americas Gold; subject to a one percent (1%) NSR held by Wolfpack Gold Nevada Corp.; a two percent (2.0%) NSR with respect to precious metals and one percent (1.0%) NSR with respect to all other metals and minerals held by Orion Royalty Company, LLC; and a one-half percent (0.5%) NSR to Nevada Gold.

[#] unpatented lode mining claims situated in Eureka County, Nevada, in Sections 33 and 34, Township 24 North, Range 48 East, and Sections 3, 4, 9, and 10, Township 23 North, Range 48 East, Mount Diablo Base Line and Meridian.

2.	Acquired 100% from Americas Gold; subject to a three and one-half percent (3.5%) NSR to Nevada Gold

[#] unpatented lode mining claims situated in Eureka County, Nevada, in Sections 27, 28 and 35, Township 24 North, Range 48 East, and Sections 2 and 3, Township 23 North, Range 48 East, Mount Diablo Base Line and Meridian.

3.	Acquired 100% from Nevada Gold; subject to a three and one-half percent (3.5%) NSR to Nevada Gold

[#] unpatented lode mining claims situated in Eureka County, Nevada, in Sections 2 & 11, Township 23 North, Range 48 East, Mount Diablo Base Line and Meridian.

4.	Acquired 50% from Nevada Gold, 50% from Americas Gold, subject to a three and one-half percent (3.5%) NSR to Nevada Gold

[#] unpatented lode mining claims, alphabetically ordered, situated in Eureka County, Nevada, in Sections 22, 23, 24, 25, 26, 27, 28, 33, 34, 35 & 36, Township 24 North, Range 48 East, Mount Diablo Base Line and Meridian.

Under the terms of the Purchase and Sale Agreement, we may buy down 1% of the NSR owed to Nevada Gold at any time through the fifth anniversary of the closing date for $2,000,000. In addition, we may buy down an additional 1% of the NSR owed to Nevada Gold anytime through the eighth anniversary of the closing date for $5,000,000.

History of Prior Operations and Exploration on the Keystone Project

No comprehensive, modern-era, model-driven exploration has ever been conducted on the Keystone Project. Newmont drilled 6 holes in the old base metal and silver Keystone mine area in 1967, and encountered low grade (+/- 0.02 opt) gold intercepts. Chevron staked the property in 1981-1983 and drilled 27 shallow drill holes, continued by an agreement with USMX that drilled an additional 19 shallow holes; significant amounts of low grade and anomalous gold were intersected, but results were considered uneconomic, and the project dropped. In 1988 and 1989, Phelps Dodge acquired a southern portion of the district and drilled 6 holes, one of which total depth in gold mineralization, and was subsequently deepened in 1990 resulting in over 200’ of low grade gold mineralization. About this time Coral Resources acquired a northern portion of the property and drilled 21 shallow holes to follow-up previous drill intercepts. 1995-1997, Golden Glacier, a junior company, acquired the north end of the district, and Uranerz a portion of the southern area; 6 holes were drilled in the north and only 2 holes in the south, respectively. The entire district was dropped by all parties.

In 2004 with the discovery of Cortez Hills and escalating gold prices, Nevada Pacific Gold, Great American Minerals (Don McDowell), and Tone Resources (Dave Mathewson) competed in claim staking the entire district. Subsequently, Don McDowell, founder of Great American Minerals approached Placer Dome (prior to Barrick acquisition) who discovered Pipeline and Cortez Hills, and who correctly recognized the Keystone district potential. Placer Dome entered into separate joint venture agreements with Nevada Pacific and Great American. The following year Barrick Gold bought Placer Dome and dropped all Placer Dome’s Nevada exploration projects and joint ventures, including Keystone. In 2006, Nevada Pacific and Tone were purchased by USG. USG, now McEwen Mining, drilled 35 holes mostly near the north end of the district; targeting the range front pediment and the historic Keystone Mine.

Geological Potential of the Keystone Project

To date, a technical report has not been prepared on the Keystone Project. Keystone is positioned on the prolific Cortez gold trend, one of the world’s leading gold producing regions. The Keystone Project is centered on a granitic intrusion that warped the local Paleozoic stratigraphy into a dome, allowing for exposure of highly favorable Devonian, Carboniferous (Mississippian-Pennsylvania) and Permo-Triassic rocks including key likely host rocks for mineralization, the silty carbonate strata of the Horse Creek Formation and the Wenban limestone, as well as possible sandy clastic units of the Diamond Peak Formation. The Horse Canyon and Wenban rocks are the primary host rocks at the nearby Cortez Hills Mine and Gold Rush deposit currently operated by Barrick Gold.

Competition

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of minerals. Therefore, we will likely be able to sell minerals that we are able to recover. We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as explosives or large equipment tires, and certain equipment such as bulldozers and excavators and services, such as contract drilling that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need, we may have to suspend our exploration plans until we are able to secure them.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. We will also be subject to the regulations of the BLM with respect to mining claims on federal lands.

Future exploration drilling on any of our properties that consist of BLM land will require us to either file a Notice of Intent (NOI) or a Plan of Operations with the BLM, depending upon the amount of new surface disturbance that is planned. A Notice of Intent is required for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60 day time period. Currently, we are working off 5 separate NOIs at Keystone. A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys and other factors as may be determined by the BLM. We filed our Environmental Assessment with the BLM in Q1, 2018. We expect to receive the Finding of No Significant Impact by the end of Q3, 2018. Once approved, this Plan of Operations will give us 200 acres of surface disturbance and greatly expand our exploration potential.

Environmental Permitting Requirements

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral mining and exploration operations and establish requirements for reclamation of mineral mining and exploration properties after exploration operations have ceased. With respect to the regulation of mineral mining and exploration, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission limits and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for reclamation and rehabilitation of mining properties following the cessation of operations and may require that some former mining properties be managed for long periods of time after mining activities have ceased.

Our activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and related state laws in Nevada. Additionally, much of our property is subject to the federal General Mining Law of 1872, which regulates how mining claims on federal lands are located and maintained.

The State of Nevada, where we focus our mineral exploration efforts, requires mining projects to obtain a Nevada State Reclamation Permit pursuant to the Mined Land Reclamation Act (the “Nevada MLR Act”), which establishes reclamation and financial assurance requirements for all mining operations in the state. New and expanding facilities are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada MLR Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance on private lands.

For the fiscal years ended April 30, 2018 and April 30, 2017, compliance costs for the Company regarding environmental permitting requirements and consultancy were $188,433 and $12,667 respectively, for an aggregate for fiscal years ended April 30, 2018 and April 30, 2017 of $201,100, payable to Amec Foster Wheeler plc (now “Wood Group” as of October, 2017).

Employees

As of July 20, 2018, we have 5 full-time employees and no part-time employees.

Gold Bar North

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold Ventures LLC and the Buyer pursuant to which Nevada Gold Ventures LLC sold and the Buyer purchased all right, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada (see Note 3). The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 15,000 shares of common stock of the Company which were issued in August 2017. The Company valued these common shares at the fair value of $35,850 or $2.39 per common share based on the quoted trading price on the date of grant. Mr. David Mathewson, the Company’s Chief Geologist, is the managing member of Nevada Gold Ventures LLC. Gold Bar North consists of 49 unpatented lode mining claims situated in Eureka County, Nevada, The Company is currently focusing the majority of its limited resources on exploration activities at the Copper King and Keystone properties.

11 542 000m
11 543 000m
11 544 000m
11 545 000m
44 10 000m
44 09 000m
44 08 000m
44 07 000m
44 06 000m
44 05 000m
17 18 1 3 5
19 20 2 4 6
21 22 7 9 11
23 24 8 10 12
27 29 28 25 26
30 31 32 33 13 15
34 35 36 37 14 16
38 39 40 41 42 43
44 45 46 47 48 49
30
29
28
31
32
33
6
5
4
Canyon
Corral
Three Bar Ranch
15° E

Name: THREE BAR RANCH
Date: 2/10/2005
Scale: 1 inch equals 2000 feet

GBN claims

Location: 11 543582 E 4407578 N
Caption: Tone Resources Ltd
Gold Bar North Property
Eureka Co., Nevada

NEW CLAIMS IN RED

DCM 03/04/16

Item 1A. RISK FACTORS

We will require significant additional capital to fund our business plan.

We will be required to expend significant funds to determine if proven and probable mineral reserves exist at our properties, to continue exploration and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our properties portfolio. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration. We may not benefit from some of these investments if we are unable to identify commercially exploitable mineralized material.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold. Capital markets worldwide have been adversely affected by substantial losses by financial institutions, caused by investments in asset-backed securities. We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our potential interest in our Properties.

We have a limited operating history on which to base an evaluation of our business and prospects.

Since our inception we have had no revenue from operations. We have no history of producing metals from any of our properties. Our properties are exploration stage properties. Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

●	completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient gold mineral reserves to support a commercial mining operation;
●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;
●	the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;
●	the availability and cost of appropriate smelting and/or refining arrangements, if required;
●	compliance with environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration, development and construction activities, as warranted;
●	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities;
●	potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and
●	potential shortages of mineral processing, construction and other facilities related supplies.

The costs, timing and complexities of exploration, development and construction activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, construction and mine start-up. Accordingly, our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future. We incurred the following losses from continuing operations during each of the following periods:

●	$7,827,000 for the year ended April 30, 2018; and

●	$4,148,000 for the year ended April 30, 2017.

We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generate sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Exploring for gold is an inherently speculative business.

Natural resource exploration and exploring for gold in particular is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other resources which can be mined or extracted at a profit. Although the Copper King Project has known gold deposits, the deposits may not be of the quality or size necessary for us to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines.

Most of our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines. Accordingly, although our Chief Geologist has significant experience with early stage gold and base metal exploration, our management may not be fully aware of many of the other specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to some of our management’s lack of experience in the mining industry.

We will need to obtain additional financing to fund our Copper King, Keystone and Gold Bar North exploration programs.

We may not have sufficient capital to fund our future exploration programs for the Copper King Project, the Keystone Project or the Gold Bar North Project as they are currently planned or to fund the acquisition and exploration of new properties. We will require additional funding to continue our planned future exploration programs. Management estimates that we will require up to $2,500,000 in order to fund our Fiscal Year 2019 combined planned exploration and development programs. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.

We do not know if our properties contain any gold or other minerals that can be mined at a profit.

Although the properties on which we have the right to explore for gold are known to have deposits of gold, there can be no assurance such deposits can be mined at a profit. Whether a gold deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of gold, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection.

Our Copper King Project and Keystone Property are in the exploration stage.

Copper King has estimated mineral resources identified, but there has not been a mineral reserve estimation in accordance with SEC Industry Guide 7. There are currently no estimates of gold mineralization at the Keystone Property available in historical data obtained during the property purchase. There is no assurance that we can establish the existence of any mineral reserves on Copper King or Keystone in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the properties and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserves in a commercially exploitable quantity, the exploration component of our business could fail.

We have not established that our Copper King or Keystone Property contains any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in its Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability our mineral Properties do not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover a mineral reserve on our Properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the mineral deposit to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

We do not have proven or probable reserves, and there is no assurance that the quantities of precious metals we might produce in the future will be sufficient to recover our investment and operating costs.

We do not have proven or probable reserves. Substantial expenditures are required to acquire existing gold properties with established reserves or to establish proven or probable reserves through drilling, analysis and engineering. Any sums expended for additional drilling, analysis and engineering may not establish proven or probable reserves on our properties. We drill in connection with our mineral exploration and not with the purpose of establishing proven and probable reserves. While we estimate the amount of mineralized material we believe exists on our Copper King property, our calculations are subject to uncertainty due to several factors, including the quantity and grade of the mineralized material, metal prices and recoverability of minerals in the mineral recovery process. There is a great degree of uncertainty attributable to the calculation of any mineralized material, particularly where there has not been significant drilling, mining and processing. Until the mineralized material located on our properties is actually mined and processed, the quantity and quality of the mineralized material must be considered as an estimate only. In addition, the estimated value of such mineralized material (regardless of the quantity) will vary depending on metal prices. Any material change in the estimated value of mineralized material may negatively affect the economic viability of our properties. In addition, there can be no assurance that we will achieve the same recoveries of metals contained in the mineralized material as in small-scale laboratory tests or that we will be able to duplicate such results in larger scale tests under on-site conditions or during potential production. There can be no assurance that our exploration activities will result in the discovery of sufficient quantities of mineralized material to recover our investment and operating costs.

We have no history of producing metals from our current mineral properties and there can be no assurance that we will successfully establish mining operations or profitably produce precious metals.

We have no history of producing metals from our current properties. We do not produce gold and do not currently generate operating earnings. While we seek to move our projects and properties into production, such efforts will be subject to all of the risks associated with establishing new mining operations and business enterprises, including:

●	the timing and cost, which are considerable, of the construction of mining and processing facilities;
●	the ability to find sufficient gold reserves to support a profitable mining operation;
●	the availability and costs of skilled labor and mining equipment;
●	compliance with environmental and other governmental approval and permit requirements;
●	the availability of funds to finance construction and development activities;
●	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants that may delay or prevent development activities; and
●	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies.

It is common in new mining operations to experience unexpected problems and delays during construction, development and mine start-up. In addition, our management will need to be expanded. This could result in delays in the commencement of mineral production and increased costs of production. Accordingly, we cannot assure you that our activities will result in profitable mining operations or that we will successfully establish mining operations.

Estimates of mineral resources are subject to evaluation uncertainties that could result in project failure.

Our exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineral resources/reserves within the earth using statistical sampling techniques. Estimates of mineral resource/reserve on our properties would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineral resources/reserves. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to commercially viable operations in the future.

Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

As we have not completed feasibility studies on our Copper King, Keystone and Gold Bar North Properties and have not commenced actual production, mineral resource estimates may require adjustments or downward revisions. In addition, the grade ultimately mined, if any, may differ from that indicated by our preliminary economic assessment and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The mineral resource estimates contained in this Annual Report have been determined based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in market prices for gold or copper may render portions of our potential mineralization and resource estimates uneconomic and result in reduced reported mineralization or adversely affect any commercial viability determinations we may reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our Properties.

We may not be able to obtain all required permits and licenses to place any of our properties into future potential production.

Our current and future operations, including development activities and commencement of production, if warranted, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in mineral property exploration and the development or operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. We cannot predict if all permits which we may require for continued exploration, development or construction of mining facilities and conduct of mining operations will be obtainable on reasonable terms, if at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on our operations and cause increases in capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

Our current and future operations are and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, development, mining and production;
●	laws and regulations related to exports, taxes and fees;
●	labor standards and regulations related to occupational health and mine safety; and
●	environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection.

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Failure to comply with applicable laws, regulations and permits may result in enforcement actions, including the forfeiture of mineral claims or other mineral tenures, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions. We may be required to compensate those suffering loss or damage by reason of our mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits. Existing and possible future laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in exploration.

Our business is subject to extensive environmental regulations that may make exploring, mining or related activities prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations that can substantially delay exploration and mine development and make exploration and mine development expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration, mine development, or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities will be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under specific federal and state operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

We may be denied the government licenses and permits which we need to explore on our properties. In the event that we discover commercially exploitable deposits, we may be denied the additional government licenses and permits which we will need to mine our properties.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States BLM, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

The values of our properties are subject to volatility in the price of gold and any other deposits we may seek or locate.

Our ability to obtain additional and continuing funding, and our profitability in the unlikely event we ever commence mining operations or sell the rights to mine, will be significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration and development of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future development of our properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our properties economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is that you will lose money.

Our property titles may be challenged and we are not insured against any challenges, impairments or defects to our mineral claims or property titles. We have not fully verified title to our properties.

Our unpatented Keystone claims were created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. We have obtained a title report on our Keystone claims, but cannot be certain that all defects or conflicts with our title to those claims have been identified. Further, we have not obtained title insurance regarding our purchase and ownership of the Keystone claims. Defending any challenges to our property titles may be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase its costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future.

The value of our property and any other deposits we may seek or locate is subject to volatility in the price of gold.

Our ability to obtain additional and continuing funding, and our profitability if and when we commence mining or sell our rights to mine, will be significantly affected by changes in the market price of gold and other mineral deposits. Gold and other minerals prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. The price of gold may be influenced by:

●	fluctuation in the supply of, demand and market price for gold;

●	mining activities of our competitors;

●	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;

●	interest rates;

●	currency exchange rates;

●	inflation or deflation;

●	fluctuation in the value of the United States dollar and other currencies;

●	global and regional supply and demand, including investment, industrial and jewelry demand; and

●	political and economic conditions of major gold or other mineral-producing countries.

The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. If that happens, then we could lose our rights to our property or be compelled to sell some or all of these rights. Additionally, the future development of our mining properties beyond the exploration stage is heavily dependent upon gold prices remaining sufficiently high to make the development of our property economically viable.

Possible amendments to the General Mining Law and other environmental regulations could make it more difficult or impossible for us to execute our business plan.

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such comprehensive legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it includes concepts that have been part of previous legislative proposals, could, among other things, (i) limit on the number of millsites that a claimant may use, discussed below, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims, and (vii) impose a fee on the amount of material displaced at a mine. Further, such legislation, if enacted, could have an adverse impact on earnings from our operations, could reduce estimates of any reserves we may establish and could curtail our future exploration and development activity on our unpatented claims.

Our ability to conduct exploration, development, mining and related activities may also be impacted by administrative actions taken by federal agencies. With respect to unpatented millsites, for example, the ability to use millsites and their validity has been subject to greater uncertainty since 1997. In November of 1997, the Secretary of the Interior (appointed by President Clinton) approved a Solicitor’s Opinion that concluded that the General Mining Law imposed a limitation that only a single five-acre millsite may be claimed or used in connection with each associated and valid unpatented or patented lode mining claim. Subsequently, however, on November 7, 2003, the new Secretary of the Interior (appointed by President Bush) approved an Opinion by the Deputy Solicitor which concluded that the mining laws do not impose a limitation that only a single five-acre millsite may be claimed in connection with each associated unpatented or patented lode mining claim. Current federal regulations do not include the millsite limitation. There can be no assurance, however, that the Department of the Interior will not seek to re-impose the millsite limitation at some point in the future.

In addition, a consortium of environmental groups has filed a lawsuit in the United District Court for the District of Columbia against the Department of the Interior, the Department of Agriculture, the BLM, and the U.S. Forest Service (“USFS”), asking the court to order the BLM and USFS to adopt the five-acre millsite limitation. That lawsuit also asks the court to order the BLM and the USFS to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. If the plaintiffs in that lawsuit were to prevail, that could have an adverse impact on our ability to use our unpatented millsites for facilities ancillary to our exploration, development and mining activities, and could significantly increase the cost of using federal lands at our properties for such ancillary facilities.

In 2009, the U.S. Environmental Protection Agency (“EPA”) announced that it would develop financial assurance requirements under CERCLA Section 108(b) for the hard rock mining industry. On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intended to prepare such regulations, it had to do so by December 1, 2016. The EPA did comply with that order by issuing draft proposed regulations on December 1, 2016. The EPA subsequently issued its proposed rule on January 11, 2017. Under the proposed rule, owners and operators of facilities subject to the rule have been required, among other things, to (i) notify the EPA that they are subject to the rule; (ii) calculate a level of financial responsibility for their facility using a formula provided in the rule; (iii) obtain a financial responsibility instrument, or qualify to self-assure, for the amount of financial responsibility; (iv) demonstrate that they had obtained such evidence of financial responsibility; and (v) update and maintain financial responsibility until the EPA released the owner or operator from the CERCLA Section 108(b) regulations. As drafted, those additional financial assurance obligations could have been in addition to the reclamation bonds and other financial assurances we have and would be required to have in place under current federal and state laws. If such requirements had been retained in the final rule, they could have required significant additional expenditures on financial assurance, which could have had a material adverse effect on the our future business operations.

However, after an extended public comment period, the EPA decided on December 1, 2017 not to adopt the proposed rule, and not to impose additional financial assurance obligations on the hard rock mining industry. It is possible that one or more non-governmental organizations will file lawsuits challenging that decision.

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold and other minerals.

Gold exploration, and mineral exploration in general, is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

We rely on contractors to conduct a significant portion of our operations and construction projects.

A significant portion of our operations and construction projects are currently conducted in whole or in part by contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

●	negotiating agreements with contractors on acceptable terms;
●	the inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;
●	reduced control over those aspects of operations which are the responsibility of the contractor;
●	failure of a contractor to perform under its agreement;
●	interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
●	failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
●	problems of a contractor with managing its workforce, labor unrest or other employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

Our exploration activities and any future mine development may be adversely affected by the local climate or seismic events, which could prevent us from gaining access to our property year-round.

Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or may otherwise prevent us from conducting exploration activities on our property. There may be short periods of time when the unpaved portion of the access road is impassible in the event of extreme weather conditions or unusually muddy conditions. During these periods, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration or mine development activities on them.

We may be unable to secure surface access or purchase required surface rights.

Although the Company acquires the rights to some or all of the minerals in the ground subject to the mineral tenures that it acquires, or has a right to acquire, in most cases it does not thereby acquire any rights to, or ownership of, the surface to the areas covered by such mineral tenures. In such cases, applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities, however, the enforcement of such rights through the courts can be costly and time consuming. It is necessary to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to access the surface and carry on exploration and future potential mining activities, we will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase of such surface rights, and therefore we may be unable to carry out planned exploration and future potential mining activities. In addition, in circumstances where such access is denied, or no agreement can be reached, we may need to rely on the assistance of local officials or the courts in such jurisdiction the outcomes of which cannot be predicted with any certainty. Our inability to secure surface access or purchase required surface rights could materially and adversely affect our timing, cost or overall ability to develop any mineral deposits we may locate.

Joint ventures and other partnerships may expose us to risks.

We may enter into future joint ventures or partnership arrangements with other parties in relation to the exploration, development and production of a certain portion of the Copper King, Keystone and Gold Bar North Properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of consenting documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

We are dependent on a relatively small number of key employees, including our President and Chief Executive Officer, our Chief Operating Officer and our Chief Geologist. The loss of any officer could have an adverse effect on us. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. We are subject to review or audit by tax authorities. As a result, we may in the future receive assessments in multiple jurisdictions on various tax-related assertions. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment, and there could be situations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Risks Related to Ownership of Our Common Stock

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock and our ability to file registration statements pursuant to registration rights agreements and other commitments.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. As of April 30, 2018, management has concluded that our internal controls over financial reporting were not effective.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to further increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	results of our operations and exploration efforts;

●	fluctuation in the supply of, demand and market price for gold;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	our ability to execute our business plan;

●	sales of our common stock and decline in demand for our common stock;

●	regulatory developments;

●	economic and other external factors;

●	investor perception of our industry or our prospects; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares of our common stock at a desired price.

Volatility in the price of our common stock may subject us to securities litigation.

As discussed above, the market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

There is currently a limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

Although our common stock is currently quoted on Nasdaq, there is limited trading activity. We can give no assurance that an active market will develop, or if developed, that it will be sustained. If an investor acquires shares of our common stock, the investor may not be able to liquidate our shares should there be a need or desire to do so. Only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity of our common stock is limited and may be dependent on the market perception of our business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our Company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

Sales, offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of substantial amounts of the common stock, or the availability of such securities for sale, could adversely affect the prevailing market prices for the common stock. A decline in the market prices of the common stock could impair our ability to raise additional capital through the sale of securities should we desire to do so. In addition, if our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” in anticipation of which the market price of our common stock could decline. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our issuance of additional shares of common stock or securities convertible into common stock in exchange for services or to repay debt would dilute the proportionate ownership and voting rights of existing stockholders and could have a negative impact on the market price of our common stock.

Our board of directors may generally issue shares of common stock or securities convertible into common stock to pay for debt or services, without further approval by our stockholders, based upon such factors that our board of directors may deem relevant at that time. We have also issued securities as payment for services. It is likely that we will issue additional securities to pay for services and reduce debt in the future. We cannot give you any assurance that we will not issue additional shares of common stock or securities convertible into common stock under circumstances we may deem appropriate at the time.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of our common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Anti-takeover provisions may impede the acquisition of our Company.

Certain provisions of the Nevada Revised Statutes have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our board of directors in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of us, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

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

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases. We, and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTCQB Marketplace or pink sheets. Until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of holders, many of whom acquired such shares in privately negotiated purchase and sale transactions, that will constitute the entire available trading market. The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities. Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. Since a small percentage of the outstanding common stock of the Company will initially be available for trading, held by a small number of individuals or entities, the supply of our common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist. Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that the Company’s or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Mining Properties

The Company owns, leases, sublease or has certain other mining rights to the foregoing properties. For a complete description of each property owned, leased subleased or controlled by, including property in which the Company holds any or all mineral rights (the “Mining Properties”), see Item 1.

Other Properties

In addition to the Mining Properties described in Item 1, the Company owns, leases, subleases, or controls certain other properties related to its business and operations as follows:

The Company leases a facility in Elko, NV on a month to month basis for $1,420 per month.

The Company has an easement agreement in Laramie County, WY for $10,000 per year. The term of the agreement is effective July 1, 2017 on an annual term, and renewable every year at the option of the Company.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the twelve months period ended April 30, 2018, the Company and its subsidiaries and their properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

	2018		2017
	High	Low	High	Low
First Quarter	$5.66	$2.23	$20.28	$4.40
Second Quarter	2.65	1.1	7.24	3.76
Third Quarter	3.27	1.05	11.52	3.24
Fourth Quarter	2.68	1.21	7.80	4.40

All prices have been adjusted to reflect the reverse 1-for-4 stock split which was effective May 5, 2017 and the 1-for-3 stock split effective July 11, 2016.

Holders of Common Stock On July 27, 2018, we had 119 registered holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms. On July 27, 2018, the closing sales price of our common stock as reported on Nasdaq was $1.28 per share.

Dividends and dividend policy

The Company does not anticipate paying dividends on shares of its common stock in the foreseeable future as the Board of Directors intends to retain future earnings for use in the Company’s business. Any future determination as of the payment of dividends on the Company’s common stock will depend upon the Company’s financial conditions, results of operations and such other factors as the Board of Directors seems relevant.

Series D Preferred Shares Dividend Payable

On August 5, 2016, the Company issued and sold 3,699 shares of Series D Preferred Stock convertible into an aggregate of 369,853 shares of common stock to accredited investors, with each share of Series D convertible Preferred Stock initially convertible into 100 shares of Common Stock. Upon the consummation of a “Qualified Transaction” (as define in the governing Certificate of Designation) within 120 days of the sale of the Series D Preferred Stock, or at the discretion of the Board of Directors thereafter each share of Series D Preferred Stock will be entitled to receive a special dividend equal to one additional share of Series D Preferred Stock. On December 15, 2016, the Company’s Board of Directors approved the special dividend to the holders of Series D Preferred Stock as of December 15, 2016, and issued an aggregate of 3,699 additional shares of Series D Preferred Stock on February 1, 2017.

Securities authorized for issuance under equity compensation plans.

The following table sets forth, as of April 30, 2018, (A) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (B) the weighted-average exercise price of such options, warrants and rights, and (C) the number of securities remaining available for future issuance under our equity compensation plans (excluding those securities set forth in Item (A).

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	1,300,000	$1.47	350,000
Total	1,300,000	$	350,000

Recent Sales of Unregistered Securities.

During the three months ended April 30, 2018, the Company issued an aggregate of 250,298 shares of the Company’s common stock to officers and employees of the Company for services rendered.

During the three months ended April 30, 2018, the Company issued an aggregate of 150,000 shares of the Company’s common stock to a consultant for services rendered.

During the three months ended April 30, 2018, holders of the Company’s Series C Preferred Stock converted an aggregate of 2,379 shares of Series C Preferred Stock into an aggregate of 237,860 shares of common stock.

During the three months ended April 30, 2018, holders of the Company’s Series E Preferred Stock converted an aggregate of 730 shares of Series E Preferred Stock into an aggregate of 730,000 shares of common stock.

On February 21, 2018, the Company issued 12,000 shares of the Company’s common stock as compensation to a director of the Company for his past appointment to the Board of Directors.

On December 21, 2017, the Company issued four employees an aggregate of 925,000 common stock options for services, having a total fair value of approximately $878,000. 231,250 of the options vest immediately, 231,250 vest on December 21, 2018, 231,250 vest on December 21, 2019 and 231,250 vest on December 21, 2020. These options expire on December 21, 2022. These options have an exercise price of $1.47 per share.

On December 21, 2017, the Company issued four board members an aggregate of 200,000 common stock options for services, having a total fair value of approximately $170,000. 100,000 of the options vest immediately and 100,000 vest on December 21, 2018. These options expire on December 21, 2022. These options have an exercise price of $1.47 per share.

On December 21, 2017, the Company issued three consultants an aggregate of 75,000 common stock options for services, having a total grant date fair value of approximately $76,000. 18,750 of the options vest immediately, 18,750 vest on December 21, 2018, 18,750 vest on December 21, 2019 and 18,750 vest on December 21, 2020. These options expire on December 21, 2022. These options have an exercise price of $1.47 per share

On April 10, 2018, the Company issued our Chief Financial Officer (“CFO”) 50,000 common stock options for services, having a total fair value of approximately $52,000. 12,500 of the options vest immediately, 12,500 vest on April 9, 2019, 12,500 vest on April 9, 2020 and 12,500 vest on April 9, 2021. These options expire on April 9, 2023. These options have an exercise price of $1.49 per share.

On April 16, 2018, the Company issued an employee 50,000 common stock options for services, having a total fair value of approximately $47,000. 12,500 of the options vest on July 15, 2018, 12,500 vest on April 16, 2019, 12,500 vest on April 16, 2020 and 12,500 vest on April 16, 2021. These options expire on April 16, 2023. These options have an exercise price of $1.34 per share.

The securities referenced above were issued in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

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

Results of Operations

The Years Ended April 30, 2018 and 2017

Net Revenues

The Company is an exploration stage company with no operations, and we generated no revenues for the years ended April 30, 2018 and 2017.

Operating Expenses

Total operating expenses for the year ended April 30, 2018 as compared to the year ended April 30, 2017, were approximately $8.3 million and $4.2 million, respectively. The approximate $4.1 million increase in operating expenses for the year ended April 30, 2018 as compared to April 30, 2017 is comprised of an increase of approximately $1.5 million in compensation as a result of officer bonuses, hiring of additional employees during the year ended April 30, 2018 and payment of severance expense of approximately $700,000 to two former officers of the Company pursuant to separation agreements and change in control in connection with the Merger, a $1,108,000 increase in exploration expenses on our mineral properties specifically the Keystone Project due to an increase in exploration activities, increase in professional fees of approximately $1,000,000 due to increased investor relations, business advisory services, accounting, and legal services, and an increase of $445,000 in general and administrative expenses primarily attributable to an increase in public company expenses, transportation and travel expenses, and insurance expense.

Operating Loss from Operations from Continuing Operations

We reported operating losses from continuing operations of approximately $8.3 million and $4.1 million for the years ended April 30, 2018 and 2017, respectively.

Benefit from income taxes

For the year ended April 30, 2018, benefit from income taxes was $435,345. This increase was due to a refundable alternative minimum tax credit carryforward.

Loss from discontinued Operations

In June 2017, subsequent to the Merger, the Company decided to discontinue its memory product business. The Company will focus its activities on its gold and precious metal exploration business. The following table sets forth for the year ended April 30, 2018, indicated selected financial data of the Company’s discontinued operations of its memory product business from the date of merger to April 30, 2018.

April 30, 2018
Revenues	$7,885,310
Cost of sales	6,653,363
Gross profit	1,231,947
Operating and other non-operating expenses (including impairment charge of 6,094,760)	(7,406,271)
Gain from extinguishment of liabilities	248,684
Loss from discontinued operations	(5,925,640)
Gain from sale of discontinued operations	94,485

Total loss from discontinued operations	$(5,831,155)

The following table sets forth for the year ended April 30, 2018, indicated selected financial data of the Company’s gain from sale of the Dataram Memory business.

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

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $13.7 million for the year ended April 30, 2018 as compared to a net loss of approximately $4.1 million for the year ended April 30, 2017.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2018 compared to April 30, 2017:

	April 30, 2018	April 30, 2017	Increase/ (Decrease)
Current Assets	$8,278,317	$7,268,774	$1,009,543
Current Liabilities	$286,081	$180,481	$105,600
Working Capital	$7,992,236	$7,088,293	$903,943

As of April 30, 2018, we had working capital of $7,992,236 as compared to working capital of $7,088,293 as of April 30, 2017, an increase of $903,943. During the year ended April 30, 2018 we received proceeds of approximately $4.9 million from the issuance of preferred stock and warrants and $2.6 million from the issuance of common stock. The Company used the proceeds primarily to fund operations during the current year and pay asset acquisition costs.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. We expect to spend between $200,000 and $250,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2018 and 2017, the Company has incurred losses in the amounts of approximately $13.7 million and $4.1 million, respectively.

As of April 30, 2018, we had cash totaling approximately $7.6 million. During the year ended April 30, 2018, The Company completed private placements to several investors for the sale of the Company’s common stock for aggregate net proceeds of approximately $2.6 million between July 2017 and October 2017 and completed a private placement to several investors for the sale of the Company’s Series E Preferred Stock and warrants for aggregate net proceeds of approximately $4.9 million in January 2018 (See Note 6). Cash flows from financing activities continued to provide the primary source of our liquidity. The Company is anticipating raising additional capital but there can be no assurance that it will be able to do so or if the terms will be favorable. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The above financing transactions substantially lowered the Company’s potential cash exposure. Additionally, the Company is able to control cash spending on its exploration activities. As a result, as of the date of the issuance of these consolidated financial statements, the Company believes its current cash position as a result of the Company’s financing activities during the year ended April 30, 2018 has alleviated substantial doubt about its ability to sustain operations through at least the next 12 months from the issuance date of the consolidated financial statements.

Management has determined that additional capital will be required in the form of equity or debt securities. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned exploration activities, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Contractual Obligations

Our contractual obligations at April 30, 2018 are summarized as follows:

Payments Due by Period
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt and capital lease obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	11,040	1,120	6,720	3,200	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities (If Any)	-	-	-	-	-
Total	11,040	1,120	6,720	3,200	-

Financing Transactions

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

The above financing transactions substantially lowered the Company’s potential cash exposure. Additionally, the Company is able to control cash spending on its exploration activities. As a result, as of the date of the issuance of these consolidated financial statements, the Company believes its current cash position and plans to raise additional capital have alleviated substantial doubt about its ability to sustain operations through at least the next 12 months.

Summary Cash flows for the years ended April 30, 2018 and 2017:

	For the Year Ended	For the Year Ended
	April 30, 2018	April 30, 2017

Net cash used in operating activities	$(6,986,393)	$(3,403,323)
Net cash provided by (used in) investing activities	$305,925	$(538,917)
Net cash provided by financing activities	$7,506,124	$10,457,202

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $7.0 million and $3.4 million for the years ended April 30, 2018 and 2017, respectively. Net loss for the years ended April 30, 2018 and 2017 totaled approximately $13.7 million and $4.1 million. The adjustments for the non-cash items increased from the year ended April 30, 2017 to April 30, 2018 due primarily an increase in stock based compensation expense of approximately $690,000, benefit from income taxes of approximately $(438,000), an impairment expense of approximately $6.1 million, offset by gain from sale of business and extinguishment of liabilities of approximately $343,000. Net changes in operating assets and liabilities are primarily due to net increases in prepaid expenses and other current assets of approximately $438,000 and increases in accounts payable from unrelated parties and accrued liabilities of approximately $190,000.

Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities totaled approximately $306,000 and ($539,000) for the years ended April 30, 2018 and 2017, respectively. During the year ended April 30, 2018 cash provided by investing activities consisted of net proceeds received from the sale of the Dataram memory business offset by the acquisition of mineral rights. During the year ended April 30, 2017, cash used in investing activities was used to purchase a note receivable and for the acquisition of mineral rights.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $7.5 million and $10.5 million for the years ended April 30, 2018 and 2017, respectively. During the year ended April 30, 2018, cash provided by financing activities consisted of net proceeds of approximately $2.6 million from the sale of common stock and net proceeds of approximately $4.9 million from the sale of preferred stock and warrants. During the year ended April 30, 2017, cash provided by financing activities was primarily attributable to net proceeds from the sale of preferred stock, net of issuance cost, offset by repayments on related party advances and note payable.

Off-Balance Sheet Arrangements

The Company does not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Refer to the notes to the consolidated financial statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

The Company does not invest in market risk sensitive instruments. At times, the Company’s cash equivalents consist of overnight deposits with banks and money market accounts. The Company’s objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

Foreign Currency

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

Metal Price

Changes in the market price of gold may significantly affect the Company’s profitability and cash flow. Gold is a global commodity and the price of gold may fluctuate widely due to numerous factors including but not limited to: demand; forward-selling by producers; central bank sales, purchases and/or lending; investor sentiment; strength of the United States Dollar or other fiat currencies; inflation, deflation or other general price instability; and the production-levels of gold mines globally. Changes in the market price of copper may also affect the Company’s profitability and cash flow. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but may also be influenced by speculative trading in the commodities or foreign-exchange rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

U.S. Gold Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Gold Corp and Subsidiaries (the “Company”) as of April 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

New York, NY

July 30, 2018

U.S. GOLD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30, 2018	April 30, 2017

ASSETS
CURRENT ASSETS:
Cash	$7,646,279	$6,820,623
Note receivable	-	250,000
Prepaid expenses and other current assets	632,038	198,151

Total Current Assets	8,278,317	7,268,774

NON - CURRENT ASSETS:
Reclamation bond deposit	92,928	41,301
Mineral rights	4,176,952	4,120,623
Deferred income taxes	438,145	-

Total Non - Current Assets	4,708,025	4,161,924

Total Assets	$12,986,342	$11,430,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$262,652	$40,550
Accounts payable - related party	2,431	2,431
Accrued liabilities	20,998	137,500

Total Liabilities	286,081	180,481

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series C Preferred stock ($0.001 Par Value; 45,002 Shares Authorized; 0 and 45,002 issued and outstanding as of April 30, 2018 and April 30, 2017)	-	45
Convertible Series E Preferred stock ($0.001 Par Value; 2,500 Shares Authorized;0 issued and outstanding as of April 30, 2018)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 17,590,574 and 6,932,059 shares issued and outstanding as of April 30, 2018 and April 30, 2017)	17,591	6,932
Additional paid-in capital	30,911,222	15,813,297
Accumulated deficit	(18,228,552)	(4,570,057)

Total Stockholders’ Equity	12,700,261	11,250,217

Total Liabilities and Stockholders’ Equity	$12,986,342	$11,430,698

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

For The Years ended April 30, 2018 and 2017

	For the Year	For the Year
	Ended	Ended
	April 30, 2018	April 30, 2017

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	2,617,014	1,072,509
Exploration costs	2,476,289	1,368,044
Professional fees	2,462,506	1,442,477
General and administrative expenses	706,760	262,237

Total operating expenses	8,262,569	4,145,267

Operating loss from continuing operations	(8,262,569)	(4,145,267)

Other income (expense):
Interest income	-	1,048
Interest expense	(116)	(4,242)

Total other income (expense)	(116)	(3,194)

Loss from continuing operations before provision for income taxes	(8,262,685)	(4,148,461)

Benefit from income taxes	435,345	-

Loss from continuing operations	(7,827,340)	(4,148,461)

Discontinued operations:
Loss from discontinued operations	(5,925,640)	-
Gain from sale of discontinued operations	94,485	-

Total loss from discontinued operations	(5,831,155)	-

Net loss	(13,658,495)	(4,148,461)

Deemed dividend related to beneficial conversion feature of series E preferred stock	(1,576,602)	-

Net loss applicable to U.S. Gold Corp. common shareholders	$(15,235,097)	$(4,148,461)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.71)	$(0.42)
Discontinuing :
Operations	$(0.44)	$0.00
Gain	$0.01	$0.00
Total discontinuing operations	$(0.43)	$0.00
Net loss per share	$(1.14)	$(0.42)

Weighted average common shares outstanding - basic and diluted	13,372,264	9,778,492

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For The Years ended April 30, 2018 and 2017

	Preferred Stock - Series C $0.001		Preferred Stock - Series E $0.001		Common Stock		Additional		Total
	Par Value		Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2016	45,002	$45	-	$-	708,459	$708	$3,288,727	$(421,596)	2,867,884

Issuance of preferred stock for cash	-	-	-	-	4,990,267	4,990	10,860,836	-	10,865,826

Issuance of preferred stock for services	-	-	-	-	583,333	583	699,417	-	700,000

Issuance of common stock for the acquisition of mineral rights	-	-	-	-	462,500	463	554,537	-	555,000

Issuance of common stock for services	-	-	-	-	187,500	188	224,812	-	225,000

Grant of stock options for the acquisition of mineral rights	-	-	-	-	-	-	184,968	-	184,968

Net loss	-	-	-	-	-	-	-	(4,148,461)	(4,148,461)

Balance, April 30, 2017	45,002	$45	-	$-	6,932,059	$6,932	$15,813,297	$(4,570,057)	$11,250,217

Recapitalization of the Company	-	-	-	-	1,204,667	1,205	5,660,730	-	5,661,935

Issuance of common stock for cash	-	-	-	-	1,568,100	1,568	2,588,436	-	2,590,004

Issuance of preferred stock and warrants for cash	-	-	2,500	3	-	-	4,916,117	-	4,916,120

Issuance of common stock for the acquisition of mineral rights	-	-	-	-	15,000	15	35,835	-	35,850

Issuance of common stock for services	-	-	-	-	700,483	702	1,142,127	-	1,142,829

Issuance of common stock for prepaid services	-	-	-	-	117,500	117	280,708	-	280,825

Conversion of preferred stock into common stock	(45,002)	(45)	(2,500)	(3)	7,000,180	7,000	(6,952)	-	-

Issuance of common stock for accrued services	-	-	-	-	52,585	52	137,448	-	137,500

Issuance of options for services	-	-	-	-	-	-	174,835	-	174,835

Issuance of options for prepaid services	-	-	-	-	-	-	168,641	-	168,641

Net loss	-	-	-	-	-	-	-	(13,658,495)	(13,658,495)

Balance, April 30, 2018	-	$-	-	$-	17,590,574	$17,591	$30,911,222	$(18,228,552)	$12,700,261

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years ended April 30, 2018 and 2017

	For the Year	For the Year
	Ended	Ended
	April 30, 2018	April 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,658,495)	$(4,148,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,317,664	912,500
Amortization of prepaid stock based expenses	287,350	-
Deferred income taxes	(438,145)	-
Impairment expense	6,094,760	-
Gain on sale of business	(94,485)	-
Gain on extinguishment of liabilities	(248,684)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(400,495)	(170,834)
Reclamation bond deposit and other assets	(38,962)	(41,301)
Accounts payable	222,101	84,808
Accounts payable - related parties	-	(40,035)
Accrued liabilities	(29,002)	-

NET CASH USED IN OPERATING ACTIVITIES	(6,986,393)	(3,403,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from sale of business	326,404	-
Investment in note receivable	-	(250,000)
Acquisition of mineral rights	(20,479)	(288,917)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	305,925	(538,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - related party	-	(285,000)
Repayments to related party for advances	-	(123,624)
Issuance of preferred stock, net of issuance cost	-	10,865,826
Issuance of preferred stock and warrants, net of issuance cost	4,916,120	-
Issuance of common stock	2,590,004	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,506,124	10,457,202

NET INCREASE IN CASH	825,656	6,514,962

CASH - beginning of year	6,820,623	305,661

CASH - end of year	$7,646,279	$6,820,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$116	$4,242
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for the acquisition of mineral rights	$35,850	$555,000
Grant of stock options for the acquisition of mineral rights	$-	$184,968
Issuance of common stock for future services	$-	$12,500
Conversion of preferred stock into common stock	$48	$-
Issuance of common stock for accrued services	$137,500	$-
Issuance of common stock for prepaid services	$280,825	$-
Issuance of stock options for prepaid services	$168,641	$-
Beneficial conversion feature - discount series E preferred stock	$1,576,602	$-

See accompanying notes to consolidated financial statements.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

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

On May 23, 2017, the Company closed the Merger with Gold King. The Merger constituted a change of control, the majority of the Board of Directors changed with the consummation of the Merger. The Company issued shares of common stock to Gold King which represented approximately 90% of the combined company.

On July 31, 2017, the Company’s Board of Directors, or Board, reviewed and approved the recommendation of management to consider strategic options for Dataram Corporation’s legacy business (“Dataram Memory”) including the sale of the legacy business. within the next 12 months. Upon board approval, the legacy business activities were re-classed and reported as part of “discontinued operations” on the consolidated statements of operations and assets and liabilities were reflected on the consolidated balance sheets as “held for sale”.

On October 13, 2017, the Company sold the Dataram Memory business for a purchase price of $900,000 (see Note 4).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The Company’s consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2018 and 2017, the Company has incurred losses in the amounts of approximately $13.7 million and $4.1 million, respectively.

As of April 30, 2018, we had cash totaling approximately $7.6 million. During the year ended April 30, 2018, The Company completed private placements to several investors for the sale of the Company’s common stock for aggregate net proceeds of approximately $2.6 million between July 2017 and October 2017 and completed a private placement to several investors for the sale of the Company’s Series E Preferred Stock and warrants for aggregate net proceeds of approximately $4.9 million in January 2018 (See Note 6). Cash flows from financing activities continued to provide the primary source of our liquidity. The Company is anticipating raising additional capital but there can be no assurance that it will be able to do so or if the terms will be favorable. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The above financing transactions substantially lowered the Company’s potential cash exposure. Additionally, the Company is able to control cash spending on its exploration activities. As a result, as of the date of the issuance of these consolidated financial statements, the Company believes its current cash position as a result of the Company’s financing activities during the year ended April 30, 2018 has alleviated substantial doubt about its ability to sustain operations through at least the next 12 months from the issuance date of the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of April 30, 2018 and 2017, the Company does not have any cash equivalents.

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

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expense and other current assets – current, accounts payable, and accrued liabilities, approximate their estimated fair values based on the short-term maturity of these instruments.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the year ended April 30, 2018, the Company determined that the carrying value of Goodwill (see Note 4) exceeded its fair value, which triggered an impairment analysis. The Company recorded a goodwill impairment expense of $6,094,760 during the year ended April 30, 2018, nonrecurring level 3 fair value measurement.

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

Accounting for Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of its common stock purchase warrants as of the date of each equity offering and determined that such instruments met the criteria for equity classification, as the settlement terms indicate that the instruments are indexed to the entity’s underlying stock.

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity”, which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur.

Convertible Instruments

The Company bifurcates conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule when the host instrument is deemed to be conventional as that term is described under applicable U.S. GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, a beneficial conversion feature (“BCF”) related to the issuance of convertible debt and equity instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized a) for convertible debt as interest expense over the term of the debt, using the effective interest method or b) for convertible preferred stock as dividends at the time the stock first becomes convertible.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate tax rate, the Company decreased its gross deferred tax assets by approximately $2.1 million which was offset by a corresponding decrease to the valuation allowance as of April 30, 2018, which has no impact on the Company’s consolidated financial statements for the year ended April 30, 2018.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax effects of the Act. Until the accounting for the income tax effects of the Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as estimates are refined or the accounting of the tax effects are completed.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than our adoption of ASC 606. The Company is currently assessing the potential impact this guidance will have on its condensed consolidated financial position, results of operations and cash flows.

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

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs and exploration costs.

Mineral properties consisted of the following:

	April 30, 2018	April 30, 2017
Copper King project	$3,091,738	$3,091,738
Keystone project	1,028,885	1,028,885
Gold Bar North project	56,329	-
Total	$4,176,952	$4,120,623

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

During the year ended April 30, 2018, the Company recorded an impairment loss of $6,094,760 as the Company determined that the carrying value of the goodwill is not recoverable. The Company has determined that if the business combination would have occurred on the first day of the reporting period there would not have been a material change to the continuing operations of the financial statements presented.

In June 2017, subsequent to the Merger, the Company decided to discontinue its memory product business. The Company sold the Dataram Memory business on October 13, 2017 for a purchase price of $900,000. The Company will focus its activities on its gold and precious metal exploration business. During the year ended April 30, 2018, the Company has received net proceeds from the sale of Dataram Memory business of $326,404 after payment of fees related to the sale such as legal and commission expenses and other liabilities assumed.

During the year ended April 30, 2018, the Company recognized a gain on extinguishment of liabilities of $248,684 which is included in the loss from discontinued operations as the Company has settled the distribution payable to the former Dataram Memory shareholders at an amount less than the liability originally recorded at the time of acquisition. Additionally, during the year ended April 30, 2018, the Company recognized gain from sale of discontinued operations of $94,485 related to the sale of the Dataram Memory business on October 13, 2017.

Credit Facility

The Company had a financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. that provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The Financing Agreement renewal date was August 31, 2017 and will renew from year to year unless such Financing Agreement is terminated as set forth in the loan agreement. The amount outstanding under the Financing Agreement bore interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contained other financial and restrictive covenants, including, among others, covenants limiting the Company’s ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement are collateralized by substantially all the assets of the Company. The Financing Agreement provided for advances against eligible accounts receivable and inventory balances based on prescribed formulas of raw materials and finished goods. On October 13, 2017, upon the sale of the Dataram Memory business, the buyer assumed the obligation under this Financing Agreement, therefore, liabilities related to this financing agreement was $0 as of April 30, 2018.

The following table sets forth for the year ended April 30, 2018, indicated selected financial data of the Company’s discontinued operations of its memory product business from the date of merger to April 30, 2018.

April 30, 2018
Revenues	$7,885,310
Cost of sales	6,653,363
Gross profit	1,231,947
Operating and other non-operating expenses (including impairment charge of 6,094,760)	(7,406,271)
Gain from extinguishment of liabilities	248,684
Loss from discontinued operations	(5,925,640)
Gain from sale of discontinued operations	94,485

Total loss from discontinued operations	$(5,831,155)

The following table sets forth for the year ended April 30, 2018, indicated selected financial data of the Company’s gain from sale of the Dataram Memory business.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Accounts payable to related party as of April 30, 2018 and April 30, 2017 was $2,431, and was reflected as accounts payable – related party in the accompanying consolidated balance sheets. The related party is the managing partner of Copper King LLC who was a principal stockholder of Gold King.

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

A director provided consulting services to the Company over the past two years. The director was paid compensation in the amount of $1,800 and $3,600 during the years ended April 30, 2018 and 2017, respectively.

NOTE 6 — STOCKHOLDERS’ EQUITY

2017 Equity Incentive Plan

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

The Company determined that these warrants issued should be classified in equity since such instruments met the criteria for equity classification, as the settlement terms indicate that the instruments are indexed to the entity’s underlying stock.

In connection with the private placement above, the Company paid legal fees and related private placement expenses of approximately $81,000 for total net proceeds of approximately $4.9 million from the private placement.

The Series E Preferred Stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the Series E Preferred Stock and therefore does not need to be bifurcated and classified as a liability. The proceeds received from the issuance of the Series E Preferred Stock were allocated to the warrants and Series E Preferred Stock on a relative fair value basis. The warrants were valued on the grant date using a Black-Scholes option pricing model with the following assumptions: stock price of $2.19 per share, volatility of 96%, term of 3 years, and a risk free interest rate of 2.21%. The fair value of the preferred stock if converted on the date of issuance was greater than the value allocated to the preferred stock. As a result, a BCF of $1,576,602 was recorded upon issuance of the Series E Preferred Stock. This BCF amount has been recorded as a deemed dividend as of April 30, 2018 and is included in dividends on Series E Preferred Stock on the consolidated statement of operations. The BCF is recorded as a decrease to retained earnings (or in the absence of retained earnings, additional paid-in capital) and an increase to additional paid-in capital. The deemed dividend increased and decreased Additional paid-in capital by the same amount.

Common stock issued in connection with merger

In connection with the Merger, the Company is deemed to have issued 1,204,667 shares of common stock to the Dataram Memory Legacy Shareholders which represents the outstanding common shares of the Company prior to the closing of the Merger (see Note 4).

Common stock issued in asset acquisition

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

Common stock issued for cash

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

Common stock issued for conversion of Series C Preferred Stock

During the year ended April 30, 2018 . the Company issued 4,500,180 shares of the Company’s common stock in exchange for the conversion of 45,002 shares of the Company’s Series C Preferred Stock.

Common stock issued for conversion of Series E Preferred Stock

During the year ended April 30, 2018, the Company issued 2,500,000 shares of the Company’s common stock in exchange for the conversion of 2,500 shares of the Company’s Series E Preferred Stock.

Common stock issued for services

On May 18, 2016, the Company issued an aggregate of 62,500 shares of the Company’s common stock to the Chief Operating Officer and a director of the Company for services rendered to the Company. These shares vested immediately on the date of issuance. The Company valued these common shares at the fair value of $75,000 or $1.20 per common share based on the sale of its preferred stock in a private placement at $0.10 per common share. In connection with the issuance of these common shares, the Company recorded stock based compensation of $75,000 for the year ended April 30, 2017.

On May 18, 2016, the Company issued 125,000 shares of the Company’s common stock to a consultant in connection with a one year consulting agreement. The Company valued these common shares at the fair value of $150,000 or $1.20 per common share based on the sale of its preferred stock in a private placement. In connection with the issuance of these common shares, the Company recorded stock based compensation of $12,500 (amortization of prepaid stock based expense balance as of April 30, 2017) for the year ended April 30, 2018 and $137,500 during the year ended April 30, 2017.

In May 2017, in connection with the Merger (see Note 4), the Company issued 37,879 shares of the Company’s common stock having a fair value of $100,000 to the Chief Geologist for services rendered to the Company from June 2016 to January 2017 pursuant to his employment agreement with the Company’s wholly-owned subsidiary Gold King. Additionally, in August 2017, the Company issued 29,412 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company from February 2017 to July 2017 pursuant to his employment agreement (see Note 8). The Company valued these common shares at the fair value of $75,000 or $2.55 per common share based on the quoted trading price on the date of grant and reduced accrued salaries by $137,500 during the year ended April 30, 2018 and recognized stock based compensation of $37,500 for services rendered between May 2017 to July 2017.

During the year ended April 30, 2018, the Company issued 59,385 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company pursuant to his employment agreement (see Note 8). The Company valued these common shares at the fair value of $100,000 or $1.40 to $2.55 per common share based on the quoted trading prices on the dates of grant and recognized stock based compensation of $100,000 during the year ended April 30, 2018.

In August 2017, the Company issued an aggregate of 195,525 shares of the Company’s common stock to officers and employees of the Company for services rendered. The Company valued these common shares at the fair value of $467,305 or $2.39 per common share based on the quoted trading price on the date of grant and recognized stock based compensation of $467,305 during the year ended April 30, 2018.

In August 2017, the Company issued an aggregate of 6,462 shares of the Company’s common stock to five directors of the Company for services rendered. The Company valued these common shares at the fair value of $15,444 or $2.39 per common share based on the quoted trading price on the date of grant and recognized stock based compensation of $15,444 during the year ended April 30, 2018.

In August 2017, the Company issued an aggregate of 117,500 shares of the Company’s common stock to four consultants pursuant to consulting agreements related to investor relations and business advisory services. The term of the consulting agreements ranged from 3 months to 12 months. The Company valued these common shares at the fair value of $280,825 or $2.39 per common share based on the quoted trading price on the date of grant. The Company recognized stock based compensation of $256,925 during the year ended April 30, 2018. As of April 30, 2018, $5,975 was recorded as a prepaid expense and will be amortized over the remaining term of its respective consulting agreements.

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

During the year ended April 30, 2018, the Company issued 150,000 shares of the Company’s common stock as compensation to a consultant. The term of the consulting agreement is 12 months. The shares vest 1/12 per month over the term. The Company recognized stock based compensation of $33,413 during the year ended April 30, 2018.

Between March and April 2018, the Company issued an aggregate of 228,724 shares of the Company’s common stock to officers and employees of the Company for services rendered. The Company valued these common shares at the fair value of $430,001 or $2.39 per common share based on the quoted trading price on the date of grant and recognized stock based compensation of $430,001 during the year ended April 30, 2018.

Stock options issued for services

On December 21, 2017, the Company issued four employees an aggregate of 925,000 common stock options for services, having a total fair value of approximately $878,000. 231,250 of the options vest immediately, 231,250 vest on December 21, 2018, 231,250 vest on December 21, 2019 and 231,250 vest on December 21, 2020. These options expire on December 21, 2022. These options have an exercise price of $1.47 per share.

On December 21, 2017, the Company issued four board members an aggregate of 200,000 common stock options for services, having a total fair value of approximately $170,000. 100,000 of the options vest immediately and 100,000 vest on December 21, 2018. These options expire on December 21, 2022. These options have an exercise price of $1.47 per share.

On December 21, 2017, the Company issued three consultants an aggregate of 75,000 common stock options for services, having a total grant date fair value of approximately $76,000. 18,750 of the options vest immediately, 18,750 vest on December 21, 2018, 18,750 vest on December 21, 2019 and 18,750 vest on December 21, 2020. These options expire on December 21, 2022. These options have an exercise price of $1.47 per share.

On April 10, 2018, the Company issued our Chief Financial Officer (“CFO”) 50,000 common stock options for services, having a total fair value of approximately $52,000. 12,500 of the options vest immediately, 12,500 vest on April 9, 2019, 12,500 vest on April 9, 2020 and 12,500 vest on April 9, 2021. These options expire on April 9, 2023. These options have an exercise price of $1.49 per share.

On April 16, 2018, the Company issued an employee 50,000 common stock options for services, having a total fair value of approximately $47,000. 12,500 of the options vest on July 15, 2018, 12,500 vest on April 16, 2019, 12,500 vest on April 16, 2020 and 12,500 vest on April 16, 2021. These options expire on April 16, 2023. These options have an exercise price of $1.34 per share.

The Company used the Black-Scholes model to determine the fair value of stock options granted during the year ended April 30, 2018 and 2017. In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Year Ended April 30, 2018	For the Year Ended April 30, 2017
Risk free interest rate	2.26 – 2.81%	1.39%
Dividend yield	0.00%	0.00%
Expected volatility	93.47 – 100%	112%
Contractual term	4.65 – 5.0	5.0
Forfeiture rate	0.00%	0.00%

The following is a summary of the Company’s stock option activity during the years ended April 30, 2018 and 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2016	—	$—	—
Granted	231,458	3.60	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at April 30, 2017 (see Note 4)	231,458	3.60	4.08
Granted	1,300,000	1.47	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at April 30, 2018	1,531,458	1.79	4.43

Options exercisable at end of period	584,314	$2.28
Options expected to vest	947,144	$1.49
Weighted average fair value of options granted during the period		$0.94

At April 30, 2017, the aggregate intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

At April 30, 2018, the aggregate intrinsic value of options outstanding and exercisable was $1,000 and $0, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $174,835 for the year ended April 30, 2018 and $0 for the year ended April 30, 2017. As of April 30, 2018, the remaining balance of unamortized expense is $1,043,704 and is expected to be amortized over a weighted average period of 2.36 years.

Stock Warrants

The following is a summary of the Company’s warrant activity during the years ended April 30, 2018 and 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2016	—	$—	—
Granted	452,359	2.64	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at April 30, 2017 (see Note 4)	452,359	2.64	4.29
Recapitalization on May 23, 2017	33,415	32.61	0.77
Granted	1,250,000	3.30	3.50
Exercised	—	—	—
Forfeited	—	—	—
Cancelled/Expired	(33,415)	32.61	—
Balance at April 30, 2018	1,702,359	3.12	3.25

Warrants exercisable at end of period	1,702,359	$3.12
Warrants expected to vest	-	$-
Weighted average fair value of warrants granted during the period		$1.24

At April 30, 2017, the aggregate intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

At April 30, 2018, the aggregate intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

	April 30, 2018	April 30, 2017
Common stock equivalents:
Stock options	1,531,458	231,458
Stock warrants	1,702,359	485,774
Convertible preferred stock	-	45,002,000
Total	3,233,817	45,719,232

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

FOB Mine Value per Ton	Percentage Royalty
$00.00 to $50.00	5%
$50.01 to $100.00	7%
$100.01 to $150.00	9%
$150.01 and up	10%

The future minimum lease payments under these mining leases are as follows:

2019	$2,240
2020	2,240
2021	2,240
2022	2,240
2023	2,240
Thereafter	960
$12,160

The Company may renew the lease for a third ten-year term which will require an annual payment of $3.00 per acre and then $4.00 per acre thereafter.

Executive Employment Agreements

On April 12, 2016, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”), Mr. Edward Karr. The initial term of the agreement is for two years ending on April 30, 2018, with automatic renewals for successive one year terms unless terminated by written notice at least 90 days prior to the expiration of the term. Mr. Karr is to receive a base salary of $250,000 per year. The agreement calls for a bonus of $250,000 to be awarded upon meeting a certain milestone goal which is concluding a financing of at least $10,000,000, a minimum of $2,500,000 of which must come from foreign investors. The bonus may be paid in cash, stock, or a combination thereof in the discretion of the board. Any bonus for a calendar year shall be subject to Mr. Karr’s continued employment with the Company through the end of the calendar year in which it is earned and shall be paid after the conclusion of the calendar year in accordance with the Company’s regular bonus payment policies in the year following the year with respect to which the bonus relates, and in any case not later than two and one half (2-1/2) months following the end of the year with respect to which a bonus is earned. During the year ended April 30, 2018, the Company issued an aggregate of 231,018 common shares to the CEO with a fair value of $484,314. These shares vested immediately on the dates of issuance. The Company recorded $484,314 in stock-based compensation expense for the year ended April 30, 2018, which is a component of compensation expenses in the consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance. During the year ended April 30, 2017, the CEO received a cash bonus of $250,000.

The Company’s Chief Operating Officer, and former Chief Financial Officer, Mr. David Rector (“COO”), is employed under an executive employment agreement dated Apri1 14, 2016. The initial term of the agreement is for one year, with automatic renewals for successive one year terms unless terminated by written notice at least 30 days prior to the expiration of the term. Mr. Rector is to receive a base salary of $15,000 per month. The agreement calls for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the board of directors and to be paid in cash, stock, or a combination thereof in the discretion of the board. During the year ended April 30, 2018, the Company issued an aggregate of 166,333 common shares to the COO with a fair value of $348,706. These shares vested immediately on the dates of issuance. The Company recorded $348,706 in stock-based compensation expense for the year ended April 30, 2018, which is a component of compensation expenses in the consolidated statements of operations. The shares were valued based on the quoted closing trading price on the date of issuance.

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

NOTE 9 — INCOME TAX

The components of income tax expense (benefit) are as follows:

	Year Ended April 30,
	2018	2017
Current
Federal	$-	$-
State and local	2,800	-
Total current	2,800	-

Deferred
Federal	$(438,145)	$-
State and local	-	-
Total deferred	(438,145)	-

Total income tax expense (benefit)	(435,345)	-

For the year ended April 30, 2018, current income tax expense related to operations substantially represents minimum state income taxes. The deferred income tax benefit represents a reduction of the valuation allowance due to a change in tax law permitting alternative minimum tax credits to be refundable.

The difference between the benefit for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) from operations is as follows:

	Year ended April 30,
	2018	2017
Federal income tax rate	29.7%	34.0%
State income tax (net of federal effect)	0.8	-
Impairment of goodwill	(14.7)	-
Non-deductible expenses	-	(7.0)
Net operating loss decrease under IRC Section 382	(75.1)	-
Impact of tax law change	(14.5)	-
Change in valuation allowance	76.9	(27.0)
Effective tax rate	3.1%	-%

The deferred tax assets / (liabilities) are summarized as follows:

Deferred tax assets:

	April 30, 2018	April 30, 2017
Net operating loss carryover	$1,905,000	$1,159,000
Stock-based compensation	1,580,000	-
Alternative minimum tax credit carryover	438,000	-
Capitalized R & D costs	163,145	-
Subtotal	4,086,145	1,159,000
Less: valuation allowance	(3,648,000)	(1,159,000)
Net deferred tax asset	$438,145	$-

Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating losses that may be utilized in future years. During the year ended April 30, 2018, approximately $32.4 million and $4.3 million of our U.S. federal and State net operating losses, respectively, became subject to limitation under Internal Revenue Code Section 382 in connection with the consummation in May 2017 of the Merger Transaction. It is estimated that approximately $30.0 million and $4.0 million of our U.S. federal and State net operating losses, respectively, will not be able to be utilized because of the ownership change. As a result of the ownership change, we reduced our gross deferred tax assets and valuation allowance by $10.6 million as of April 30, 2018, which has no impact on our consolidated financial statements for the year ended April 30, 2018. Net operating losses of approximately $6.6 million, which were generated since May 2017, are currently not subject to an annual limitation under Section 382. Future significant ownership changes could cause a portion or all of these net operating losses to expire before utilization.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate tax rate, we decreased our gross deferred tax assets by approximately $2.1 million which was offset by a corresponding decrease to the valuation allowance as of April 30, 2018, which has no impact on our consolidated financial statements for the year ended April 30, 2018. The Company recognized a deferred income tax benefit of $438,000 for the year ended April 30, 2018 due to a reduction of the valuation allowance related to the AMT credit carryforward. As a result of the Act, the AMT credit carryforward is determined to be more likely than not to be realized.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax effects of the Act. Until the accounting for the income tax effects of the Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as estimates are refined or the accounting of the tax effects are completed.

As of April 30, 2018, we had U.S. Federal and state net operating loss carryforwards of approximately $8.9 million and $0.3 million, respectively, available to reduce future taxable income. The U.S. federal and state net operating loss carryforwards will begin to expire in 2034.

We file income tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, our fiscal 2015 through 2018 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, our fiscal 2014 through 2018 tax years generally remain open for examination by most of the tax authorities under a four-year statute of limitations.

NOTE 10 — SUBSEQUENT EVENTS

Subsequent to April 30, 2018, the Company issued 28,510 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company pursuant to his employment agreement (see Note 8). The Company valued these common shares at the fair value of $37,500 or $1.26 - $1.36 per common share based on the quoted trading prices on the dates of grant.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2018. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of April 30, 2018 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of April 30, 2018 our internal controls over financial reporting were not effective at the reasonable assurance level:

As of April 30, 2018, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the COSO framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended April 30, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

During 2018, the Company began to institute process and procedures towards remediating these weaknesses by implementing the following:

1.	The hiring of an outside consulting firm to assist in preparation of Company’s financial statements and provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of Company’s management and directors.

2.	Starting the process of documenting its control environment.

The Company is continuing to further remediate these weaknesses as resources permit and plans to have its assessment of internal controls over financial reporting completed during the 2nd quarter of our fiscal year ended April 30, 2019

We are in the process of implementing an action plan to remediate the weakness described above by creating and implementing certain internal control process in both the operations and financial area. Management will continue to adopt financial procedures and controls via internal policies and ensure employees abide by these policies as they apply to financial reporting.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that there were no such changes during the quarter ended April 30, 2018.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

The following persons are our executive officers and hold the offices set forth opposite their names.

Name	Age	Principal Occupation	Officer/ Director Since
Edward M. Karr	48	Chief Executive Officer, President and Director of USG;	2015
Timothy M. Janke	66	Director of USG	2016
John N. Braca	60	Director of USG	2017
James Dale Davidson	71	Director of USG	2017
Andrew Kaplan	51	Director of USG	2017
David Rector	71	COO, Secretary	2016
Robert DelAversano	47	Principal Financial and Accounting Officer	2017
David Mathewson	74	VP, Head of Exploration

Edward M. Karr has been serving as a Director of the Company since June 2015, and has been the President and Chief Executive Officer, and a Director of Gold King Corp. since April 2016. Mr. Karr became the President and Chief Executive Officer of the Company on May 23, 2017 and remains a member of the board. Mr. Karr is an international entrepreneur and founder of several investment management companies based in Geneva, Switzerland. In addition, Mr. Karr is a Director of Pershing Gold Corp., an emerging Nevada gold producer, member of the Audit Committee of the Company and a Director and Chair of the Audit Committee of Levon Resources. Mr. Karr previously served on the boards of PolarityTE, Inc. (formerly Majesco Entertainment Company) and Spherix Incorporated. Mr. Karr is a board member and past President of the American International Club of Geneva and Chairman of Republican’s Overseas Switzerland. Mr. Karr has more than 25 years of capital markets experience as an executive manager, financial analyst, money manager and investor. In 2004, Futures Magazine named Mr. Karr as one of the world’s Top Traders. He is a frequent contributor to the financial press. Mr. Karr previously worked for Prudential Securities in the United States. Before his entry into the financial services arena, Mr. Karr was affiliated with the United States Antarctic Program and spent thirteen consecutive months working in the Antarctic, receiving the Antarctic Service Medal for winter over contributions of courage, sacrifice and devotion. Mr. Karr studied at Embry-Riddle Aeronautical University, Lansdowne College in London, England and received a B.S. in Economics/Finance with Honours (magna cum laude) from Southern New Hampshire University. Mr. Karr is qualified to serve on our Board because of his global operating and executive management experience; deep knowledge of capital markets; experience in public company accounting, finance, and audit matters as well as his experience in a range of board and committee functions as a member of various boards.

Timoth M. Janke has been serving as a member of the board of directors of Gold King Corp. since April 2016 and became a director of the Company in May 2017. In addition, he has been serving as the Chief Operating Officer of Pershing Gold Corp. since August 2014. Since November 2010, Mr. Janke has been the president of his own consulting business providing mine operating and evaluation services to several mining companies. Beginning in July 2012, he provided consulting services at the Relief Canyon Project advising the Company on mine start-up plans and related activities. From June 2010 to August 2014, Mr. Janke served as Vice President and Chief Operating Officer of Renaissance Gold, Inc. and its predecessor Auex Ventures, Inc. He was General Manager-Projects for Goldcorp Inc. and its predecessor Glamis Gold, Inc. from July 2009 to May 2010, Vice President and General Manager of the Marigold Mine from February 2006 to June 2009, and its Manager of Technical Services from September 2004 to January 2006. Since August 2011, Mr. Janke has served as a director for Renaissance Gold. He is a past Director of both the Nevada Mining Association, and Silverado Area Council Boy Scouts. He has a B.S. in Mining Engineering from the Mackay School of Mines. Mr. Janke is qualified to serve on our Board because of his more than 40 years of engineering and operational experience in the mining industry, and broad range of expertise in mining operations throughout the USA, Canada and Australia.

John N. Braca has been serving as a member of the board of directors since May 2017. In addition, he is a financial executive and business partner with a strong track record in portfolio management, venture capital fundraising, as well as financial and operational management. He has served as a director and board observer for life science, technology and development companies over the course of his career. Mr. Braca has also served as an active member of both Audit and Compensation Committees for both public and private companies and has led several of the public companies as the Chairman of the Audit Committee. John N. Braca has been a director of Sevion Therapeutics since October 2003. Since April 2013, Mr. Braca has been the President and sole proprietor of JNB Consulting, which provides strategic business development counsel to biotechnology companies. From August 2010 through April 2013, Mr. Braca had been the executive director controller for Iroko Pharmaceuticals, a privately-held global pharmaceutical company based in Philadelphia. From April 2006 through July 2010, Mr. Braca was the managing director of Fountainhead Venture Group, a healthcare information technology venture fund based in the Philadelphia area, and has been working with both investors and developing companies to establish exit and business development opportunities. From May 2005 through March 2006, Mr. Braca was also consultant and advisor to GlaxoSmithKline management in their research operations. From 1997 to April 2005, Mr. Braca was a general partner and director of business investments for S.R. One, Limited, or S.R. One, the venture capital subsidiary of GlaxoSmithKline. In addition, from January 2000 to July 2003, Mr. Braca was a general partner of Euclid SR Partners Corporation, an independent venture capital partnership. Prior to joining S.R. One, Mr. Braca held various finance and operating positions of increasing responsibility within several subsidiaries and business units of GlaxoSmithKline. Mr. Braca is a licensed Certified Public Accountant in the state of Pennsylvania and is affiliated with the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Mr. Braca received a Bachelor of Science in Accounting from Villanova University and a Master of Business Administration in Marketing from Saint Joseph’s University. Mr. Braca is qualified to serve on the Board because of his deep knowledge of financial and operational issues; extensive experience in operational and executive management, deep governance acumen, and strong knowledge of early stage and public companies.

James Dale Davidson has been serving as a member of the board of directors of the Company since May 2017. In addition, he has been a member of S.A.C.S. OF Beaverton LLC since 2015, Founding Director of Vamos Holdings since 2012, Director of Solar Avenir since 2016, Founding Director of Telometrix since 2016, and Founding Managing Member of Goldrock Resources, LLC since 2016. Mr. Davidson first became active in the mining business after his forecast of the collapse of the Soviet Union was born out. After several small successes, Davidson teamed with Richard Moores in 1996 to launch Anatolia Minerals with an initial capital of $800,000. At its peak, the company attained a market cap of $3.5 billion. Davidson, a graduate of Oxford University, has had a successful career as a serial entrepreneur. He is the author of Blood in the Streets: Investment Profits in a World Gone Mad, The Great Reckoning: Protect Yourself in the Coming Depression and The Sovereign Individual (all with Lord William Rees-Mogg) and Brazil is the New America, The Age of Deception, and The Breaking Point. Mr. Davidson qualified to serve on our Board because of his experience in mining operations and corporate governance.

Andrew Kaplan has been serving as a member of the board of directors of the Company since November 2017. In addition, he is a founder of A to B Capital Management, and manages the A to B Capital Special Situations Fund, LP which was launched on January 1, 2009. The fund invests in the small cap sector through private, pre-public and publicly traded companies. In addition, he has been a Vice President of Barry Kaplan Associates for the past 22 years, a leading financial public relations firm for both public and private companies in the US, Canada and abroad. Prior to working at BKA, he had six years’ experience working at major investment banks involved in deal structure, mergers and acquisitions and trading. Mr. Kaplan is a member of the Board of Directors of Riot Blockchain, Inc. (RIOT) and Coral Gold Resources, Ltd. (CLH.V) and a former member of the Board of PolarityTE, Inc. (COOL) and Naked Brand Group (NAKD). He holds a BSBA from the University of Hartford in Finance and Insurance. Mr. Kaplan is qualified to serve as a director due to his extensive business and management expertise and his extensive knowledge of capital markets.

David Rector is the Chief Operating Officer and Corporate Secretary of the Company and has been with the Company since April 2016. In addition, he has been the Chief Executive Officer of Sevion Therapeutics, Inc. since January 2015 and a director since February 2002. Mr. Rector also served as a director of Majesco Entertainment Company (n/k/a PolarityTE, Inc.) from July 2015 to December 2016. Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. Mr. Rector served as a director and member of the compensation and audit committee of the Dallas Gold and Silver Exchange Companies Inc. (formerly Superior Galleries, Inc.) from May 2004 to September 2015. From January 2014 through January 2015, Mr. Rector served on the board of directors of MV Portfolios, Inc. (formerly California Gold Corp.) From November 2012 through January 2014, Mr. Rector has served as the CEO and President of Valor Gold. From February 2012 through January 2013, Mr. Rector has served as the VP Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2009 through August 2011, Mr. Rector had served as President and CEO of Li3 Energy, Inc. From July 2009 through May 2011, Mr. Rector had served as President and CEO of Nevada Gold Holdings, Inc. From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp. From October 2007 through February 2013, Mr. Rector has served as President and CEO of Standard Drilling, Inc. From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs. From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation. Mr. Rector received a Bachelor of Science degree in Business/Finance from Murray State University in 1969.

Robert DelAversano has been the Principal Financial and Accounting Officer of the Company since December 2017. In addition, he presently serves as Director of Financial Reporting and Taxation of Brio Financial Group, where has worked for the past seven years. He consults with various public companies in financial reporting, internal control development and evaluation, budgeting and forecasting. Prior to joining Brio Financial Group, Mr. DelAversano was a manager at Bartolomei Pucciarelli LLC, where he oversaw the Accounting and Tax practice. Mr. DelAversano holds a Bachelor of Sciences from Rider University.

David Mathewson is Vice President and Head of Exploration of the Company and has been with the Company (and Gold King Corp.) since June 2016. Mr. Mathewson is a geologist-explorer with 35 years of exploration experience in Nevada alone. Notable discoveries made while Head of Newmont Nevada’s Exploration team from 1989 through 2001 include: Tess, Northwest Rain, Saddle and South Emigrant in the Rain mining district. From 1999-2001 Mathewson-led team made important deposit extension discoveries at Newmont’s Gold Quarry and Mike deposits. Most recently his work at Gold Standard Ventures led to the consolidation of the Railroad-Pinion district and the North Bullion & Bald Mountain discoveries.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

General

The Company believes that good corporate governance is important to ensure that the Company is managed for the long-term benefit of its stockholders. This section describes key corporate governance practices that we have adopted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and shareholders who own more than 10% of the Company’s stock to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. The Company assists its directors and executive officers by identifying reportable transactions of which it is aware and preparing and filing their forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to use by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year except for the following:

Security Holder	Date of First Transaction	Filing Date
David Mathewson	08/23/2017	08/28/2017
David Mathewson	11/06/2017	11/13/2017
David Mathewson	12/22/2017	04/10/2018
James D. Davidson	12/22/2017	12/29/2017
David Rector	08/23/2017	09/06/2017

Independence of Directors

Our Board is currently comprised of five members, four of whom are independent directors. Mr. Karr is not an independent director. Officers are appointed and serve at the discretion of our board of directors.

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

In determining that each individual who served as a member of the Board is independent, the Board considered that, in the ordinary course of business, transactions may occur between the Company and entities with which some of our directors are affiliated. The Board unanimously determined that the relationships discussed below were not material. No unusual discounts or terms were extended.

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

The independent directors have concluded that the most effective leadership structure for the Company at the present time is for Mr. Karr to serve as both our CEO and Chairman. The Board made this determination in light of Mr. Karr’s experience with the Company, which allow him to bring to the Board a broad and uniquely well-informed perspective on the Company’s business, as well as insight into the trends and opportunities that can affect the Company’s future. In adopting the structure, the Board also concluded that the strong independent membership of the Board and its standing committees ensures robust and effective communication between the directors and members of management, and that the overall leadership structure is effective in providing the Board with a well-informed and current view of the Company’s business that enhances its ability to address strategic considerations, as well as focus on the opportunities and risks that are of greatest importance to the Company and its shareholders. The Board believes this structure has served the Company well since July 2017.

Under our Corporate Governance Principles, the Board has the flexibility to modify or continue the leadership structure, as it deems appropriate. Until July 2017, the Board separated the roles of Chairman and CEO. As part of its ongoing evaluation of the most effective leadership structure for the Company, in July 2017, the independent directors decided to combine the roles of CEO and Chairman, and also appoint a lead director. The independent directors believe that having a lead director enhances the Board’s independent oversight of management by further providing for strong independent leadership; independent discussion among directors; and independent evaluation of, and communication with, senior management of the Company. Mr. Braca currently serves as lead director, and has since July 2017. The independent directors unanimously approved Mr. Braca to be lead director based on his experience knowledge of governance practices, strategic considerations, and the Company’s business interests.

Specific duties of the lead director include:

●	presiding at meetings of the independent directors;
●	serving as a liaison between the chairman and the independent directors;
●	consulting on meeting agendas;
●	working with management to assure that meeting materials are fulfilling the needs of directors;
●	consulting on the meeting calendar and schedules to assure there is sufficient time to discuss all agenda items;
●	calling meetings of the independent directors, including at the request of such directors;
●	presiding at Board meetings when the chairman is not present;
●	working with the independent directors to respond to shareholder inquiries involving the Board; and
●	performing such other duties as the Board may from time to time delegate.

Director Attendance at Board, Committee, and Other Meetings

Directors are expected to attend Board meetings and meetings of the committees on which they serve, with the understanding that on occasion a director may be unable to attend a meeting. The Board does not have a policy on director attendance at the Company’s annual meeting.

The non-management directors (who also constitute all of the independent directors) meet in executive sessions in connection with regularly scheduled Board meetings and at such other times as the non-management directors deem appropriate. In 2017, these sessions were led by the lead director.

During the fiscal year ended April 30, 2018, the Board held 6 regular and special meetings, the non-management directors did not hold regular and special executive sessions, the Audit Committee held 4 regular and special meetings, the Compensation Committee held 7 regular and special meetings, and the Nominating and Corporate Governance Committee held 2 regular and special meetings. Each director attended 100% or more of the regular and special meetings of the Board and of the committees on which he or she served that were held during his or her term of office.

Board Role in Risk Oversight

The Company’s Board plays an active role in risk oversight of the Company. The Board does not have a formal risk management committee, but administers this oversight function through various standing committees of the Board, which are described below. The Audit Committee periodically reviews overall enterprise risk management, in addition to maintaining responsibility for oversight of financial reporting-related risks, including those related to the Company’s accounting, auditing and financial reporting practices. The Audit Committee also reviews reports and considers any material allegations regarding potential violations of the Company’s Code of Ethics and Business Conduct (the “Code of Ethics” or the “Code”). The Compensation Committee oversees risks arising from the Company’s compensation policies and programs. This Committee has responsibility for evaluating and approving the executive compensation and benefit plans, policies and programs of the Company. The Nominating Committee oversees corporate governance risks and oversees and advises the Board with respect to the Company’s policies and practices regarding significant issues of corporate responsibility.

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

Committees of the Board

Our Board has three standing committees: Audit, Compensation, and Nominating and Corporate Governance. Each of the committees is solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is independent pursuant to the Stock Market Rules. Each of the committees operates pursuant to its charter. The committee Charters are reviewed annually by the Nominating and Corporate Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Corporate Governance Committee proposes revisions to the charters. The responsibilities of each committee are described in more detail below. The charters for the three committees are available on the Company’s website at www.usgoldcorp.gold by following the link to “Investor Relations” and then to “Corporate Governance.”

Audit Committee

The Audit Committee, among other things, is responsible for:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;
●	reviewing the internal audit function, including its independence, plans, and budget;
●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;
●	reviewing our internal controls with the independent auditor, the internal auditor, and management;
●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;
●	overseeing our financial compliance system; and
●	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Audit Committee has reviewed and discussed the Company’s audited financial statements for the year ended April 30, 2018 with management of the Company and has discussed with Marcum LLP the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the Stock Market Rules. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that John Braca meets the qualifications of an Audit Committee financial expert. The Company’s Audit Committee currently consists of the following members: John Braca, Andrew Kaplan and James Davidson. Mr. Braca serves as Chairman of the Audit Committee.

Compensation Committee

The Compensation Committee was formed in October 2014. Among other things, it is responsible for:

●	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;
●	overseeing and administering the Company’s executive compensation plans, including equity-based awards;
●	negotiating and overseeing employment agreements with officers and directors; and
●	overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. The Company’s Compensation Committee currently consists of the following members: John Braca, Andrew Kaplan and James Davidson. Mr. Davidson serves as Chairman of the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under SEC rules and the Stock Market Rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, is responsible for:

●	reviewing and assessing the development of the executive officers, and considering and making recommendations to the Board regarding promotion and succession issues;
●	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees, and the Board as a whole;
●	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience, including diversity considerations, for the full Board and each committee;
●	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;
●	reviewing, evaluating, and recommending changes to the Company’s Corporate Governance Principles and committee Charters;
●	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;
●	overseeing the Company’s compliance program, including the Code of Ethics; and
●	overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. The Company’s Nominating and Corporate Governance Committee currently consists of the following members: John Braca, Andrew Kaplan and James Davidson. Mr. Davidson serves as Chairman of the Nominating and Corporate Governance Committee.

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

Corporate Governance Matters

We are committed to maintaining strong corporate governance practices that benefit the long-term interests of our shareholders by providing for effective oversight and management of the Company. Our governance policies, including our Corporate Governance Principles, Code of Ethics, and Committee Charters can be found on our website at www.usgoldcorp.gold by following the link to “Investors” and then to “Governance” and then to “Governance Documents.”

The Nominating and Corporate Governance Committee regularly reviews our Corporate Governance Principles, Code of Ethics, and Committee Charters to ensure that they take into account developments at the Company, changes in regulations and listing requirements, and the continuing evolution of best practices in the area of corporate governance.

The Board conducts an annual self-evaluation in order to assess whether the directors, the committees, and the Board are functioning effectively.

Code of Ethics

The Company’s Code of Ethics which was amended and restated as of August 2017, applies to the Company’s employees, directors, officers, contractors, consultants, and persons performing similar functions (“Covered Persons”). This includes our CEO and Chairman, our CFO, and our controller/treasurer. We require that they avoid conflicts of interest, comply with applicable laws, protect Company assets, and conduct business in an ethical and responsible manner and in accordance with the Code. The Code prohibits employees from taking unfair advantage of our business partners, competitors, and employees through manipulation, concealment, misuse of confidential or privileged information, misrepresentation of material facts, or any other practice of unfair dealing or improper use of information. The Code requires employees to comply with all applicable laws, rules, and regulations wherever in the world we conduct business. This includes applicable laws on privacy and data protection, anti-corruption and anti-bribery, and trade sanctions. Our Code was initially amended and restated in 2014 (and subsequently amended and restated in 2015) to better reflect our expanding global operations and diverse employee base, enhance its clarity and general readability, and to make other stylistic changes to more closely align the Code with our overall brand. The Code is incorporated herein by reference to the Current Report on Form 8-K filed on August 24, 2017 as Exhibit 14.1 thereto. In addition, the Code is publicly available and can be found on our website at www.usgoldcorp.gold by following the link to “Investors” and then to “Governance” and may be reviewed by accessing the Company’s public filings at the SEC’s website at www.sec.gov.

If we make substantive amendments to the Code, or grant any waiver, including any implicit waiver, from a provision of the Code to our CEO and Chairman, CFO, controller/treasurer, and any of our other officers, financial professionals, and persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report filed with the SEC on Form 8-K.

Item 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended April 30, 2018 and April 30, 2017.

Name and principal position (1)	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Edward M. Karr Chief Executive Officer (PEO)	2018	$250,000	$-	$484,313	$56,330	$-	$-	$-		$790,643
	2017	250,000	-	-	-	-	-	-		250,000
David Rector Chief Operating Officer (COO)	2018	180,000		348,705	28,165					556,870
	2017	180,000		50,000						230,000
David A. Moylan (Former President)	2018	$19,667	$-	$91,095	$-	$-	$-	$495,112	(3)	$605,874
	2017	236,000	-	84,000	-	-	-	10,620		330,620
Anthony M. Lougee Chief Financial Officer (Former CFO)	2018	$60,000	$14,375	$28,765	$-	$-	$-	$224,418	(4)	$327,558
	2017	144,000	1,250	63,000	-	-	-	6,480		214,730
Robert J. DelAversano Principal Financial and Accounting Officer	2018	$-	$-	$-	$12,983	$-	$-	$-		$12,983
	2017	-	-	-	-	-	-	-		-

Notes:

(1) All executives have employment agreements with U.S. Gold Corp. A summary follows:

a. Chief Executive Officer, Mr. Edward Karr. On April 12, 2016, USG entered into an employment agreement with Mr. Karr. The initial term of the Agreement is for two years ending on April 30, 2018, with automatic renewals for successive one year terms unless terminated by written notice at least 90 days prior to the expiration of the term. Mr. Karr is to receive a base salary of $250,000 per year, and annual incentive compensation targeted at 100% of base salary.

b. Former President, Mr. David A. Moylan: On June 8, 2017, the Company and David A. Moylan, the Company’s former President and Chief Executive Officer, entered into a separation agreement (the “Moylan Separation Agreement”). Mr. Moylan remains a director of the Company and its wholly owned subsidiary Dataram Memory and remains the President and Chief Executive Officer of Dataram Memory. Mr. Moylan resigned as Chairman of the Board of Directors and as the President and Chief Executive Officer of the Company on May 23, 2017 in connection with the closing of the transactions contemplated by the Agreement and Plan of Merger, as amended and restated on July 29, 2016, and further amended and restated on September 14, 2016 and November 28, 2016 with Dataram Acquisition Sub, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (“DAS”), USG and Copper King LLC, the principal shareholder of USGNYV pursuant to which USGNV merged (the “Merger”) with and into DAS, with USG surviving the merger as the surviving corporation.

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

c. Former Chief Financial Officer, Anthony M. Lougee: On June 6, 2017, Anthony Lougee resigned as Chief Financial Officer of the Company pursuant to a Change in Control and Severance Agreement by and between the Company and Mr. Lougee dated July 31, 2015 (the “Lougee Severance Agreement”). Mr. Lougee’s decision to resign did not result from any disagreement with the Company, the Company’s management or the Board of Directors. On June 8, 2017, the Company entered into a separation agreement with Mr. Lougee (the “Lougee Separation Agreement”). Under the terms of the Lougee Separation Agreement, Mr. Lougee received a severance payment of an aggregate of $221,718. Such severance payment is the sole and exclusive payment by the Company and is in lieu of any and all payments or obligations, including any separation payments under prior agreements between Mr. Lougee and the Company, including the Lougee Severance Agreement.

On June 8, 2017, we reappointed Mr. Lougee to serve as our Chief Financial Officer and as the Chief Financial Officer of Dataram Memory and entered into an amended and restated offer letter agreement (the “Employment Agreement”). Mr. Lougee’s compensation shall remain the same as his compensation immediately prior to his resignation: a base salary of $144,000 with additional monthly cash payments of $2,500 through the earliest to occur of (i) his resignation or removal as Chief Financial Officer of the Company or of Dataram Memory or (ii) November 23, 2017. He shall also receive a monthly award of 500 shares of restricted common stock. Mr. Lougee’s employment is on an at-will basis and may be terminated without notice at any time by Mr. Lougee or the Board of Directors. The Employment Agreement cancels and supersedes the Lougee Severance Agreement, the offer letter agreement by and between the Company and Mr. Lougee dated July 31, 2015 and the incentive agreement by and between the Company and Mr. Lougee dated February 7, 2017.

(d) Chief Operating Officer and Secretary, David Rector: …

The Company’s Chief Operating Officer, and former Chief Financial Officer, Mr. David Rector (“COO”), is employed under an executive employment agreement dated Apri1 14, 2016. The initial term of the agreement is for one year, with automatic renewals for successive one year terms unless terminated by written notice at least 30 days prior to the expiration of the term. Mr. Rector is to receive a base salary of $15,000 per month. The agreement calls for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the board of directors and to be paid in cash, stock, or a combination thereof in the discretion of the board.

(e) The Company has entered into a consulting agreement with Brio Financial Group, where Robert J. DelAversano serves as the Director of Financial Reporting and Taxation. In connection with this agreement between the Company and Brio Financial Group, Mr. DelAversano acts as the Principal Financial and Accounting Officer of the Company…

(g) VP and Head of Exploration, David Mathewson…

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

(2) The annual bonus for the executives is determined by the Board of Director’s Compensation Committee and subject to annual review and renegotiation. The current bonus targets for each executive as a percentage of base salary are as follows:

a.	President and Chief Executive Officer (CEO): 100%

b.	Chief Operating Officer (CFO): 100%

(3) Includes payments by the Company in the amount of $885 to a plan trustee under the Company’s Savings and Investment Retirement Plan, a 401(k) plan.

(4) Includes payments by the Company in the amount of $2,700 to a plan trustee under the Company’s Savings and Investment Retirement Plan, a 401(k) plan.

Outstanding Equity Awards at Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended April 30, 2018, to each of the then executive officers and directors named in the Summary Compensation Table.

			Option Awards		Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Robert DelAversano	12,500	37,500	1.49	04/09/2023	-	-
Andrew Kaplan	25,000	25,000	1.47	12/21/2022	9,500	12,920
Edward Karr	125,000	375,000	1.47	12/21/2022	-	-
David Rector	62,500	187,500	1.47	12/21/2022	-	-
Timothy M. Janke	25,000	25,000	1.47	12/21/2022	-	-
James Dale Davidson	25,000	25,000	1.47	12/21/2022	-	-
John N. Braca	25,000	25,000	1.47	12/21/2022	-	-

The following table represents stock options that have been exercised and restricted stock awards that have vested as of April 30, 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)
Edward Karr	-	-	232,518	487,898
David Rector	-	-	166,333	348,705
Timothy M. Janke	-	-	1,154	2,758
James Dale Davidson	-	-	1,154	2,758
John N. Braca	-	-	1,154	2,758
Andrew Kaplan	-	-	2,500	3,591
Anthony M. Lougee	-	-	12,500	28,765
David A. Moylan	-	-	49,579	94,680

Employment and Separation Agreements

The Company has current and active employment and/or separation agreements with executive officers as noted below.

On April 12, 2016, the Company entered into an employment agreement with its Chief Executive Officer, Mr. Edward Karr. The initial term of the Agreement is for two years ending on April 30, 2018, with automatic renewals for successive one year terms unless terminated by written notice at least 90 days prior to the expiration of the term. Mr. Karr is to receive a base salary of $250,000 per year. The Agreement calls for a bonus of $250,000 to be awarded upon meeting certain milestone goal which is concluding a financing of at least $10,000,000, a minimum of $2,500,000 of which must come from foreign investors. The bonus may be paid in cash, stock, or a combination thereof in the discretion of the board. Any bonus for a calendar year shall be subject to Mr. Karr’s continued employment with the Company through the end of the calendar year in which it is earned and shall be paid after the conclusion of the calendar year in accordance with the Company’s regular bonus payment policies in the year following the year with respect to which the bonus relates, and in any case not later than two and one half (2-1/2) months following the end of the year with respect to which a bonus is earned.

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

The Company’s Chief Operating Officer, and former Chief Financial Officer, Mr. David Rector (“COO”), is employed under an executive employment agreement dated Apri1 14, 2016. The initial term of the agreement is for one year, with automatic renewals for successive one year terms unless terminated by written notice at least 30 days prior to the expiration of the term. Mr. Rector is to receive a base salary of $15,000 per month. The agreement calls for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the board of directors and to be paid in cash, stock, or a combination thereof in the discretion of the board.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended April 30, 2018 to each of our directors, current and former.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Edward M. Karr	$6,000	$3,585	$	$-	$9,585
Timothy M. Janke	$25,516	$2,758	$	$1,800	$30,074
John N. Braca	$28,016	$2,758	$	$-	$30,774
James Dale Davidson	$20,516	$2,758	$	$-	$23,274
Andrew Kaplan	$7,158	$3,591	$	$-	$10,749

(1) Represents the aggregate grant date fair value for stock awards granted by us in fiscal year 2018 computed in accordance with FASB ASC Topic 718. See Note 6 to our consolidated financial statements reported in our Annual Report on Form 10-K for fiscal year ended April 30, 2018 for details as to the assumptions used to determine the fair value of the stock awards.

(2) Represents the aggregate grant date fair value for options granted by us in fiscal year 2018 computed in accordance with FASB ASC Topic 718. See Note 6 to our consolidated financial statements reported in our Annual Report on Form 10-K for fiscal year ended April 30, 2018 for details as to the assumptions used to determine the fair value of the option awards.

(3) Mr. Janke provided consulting services to the Company during the year. The director was paid compensation in the amount of $1,800 during the year ended April 30, 2018.

Director Compensation Policy

The Company pays members of its Board of Directors $6,000 per quarter and compensates the Board through the issuance of stock option awards and restricted stock. In addition, members are compensated an annual fee ranging from $5,000 - $10,000 for chairing committees.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of July 27, 2018, the number of and percent of the Company’s common stock beneficially owned by: (1) all directors and nominees, naming them; (2) our executive officers; (3) our directors and executive officers as a group; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and addresses are c/o U.S. Gold Corp., 1910 E., Idaho Street, Suite 102-Box 604, Elko, NV 89801.

	Amount and Nature of Beneficial Ownership (1,2,3)
Name of Beneficial Owner	Number	Percent
Edward M. Karr(4)	695,540	3.92%

Robert J. DelAversano(5)	12,500	*

Timothy M. Janke(6)	46,987	*

James Dale Davidson(7)	26,154	*

John N. Braca(8)	26,154	*

David Rector(9)	280,500	1.59

Andrew Kaplan(10)	42,500	*

David Mathewson(11)	634,285	3.57

Directors and Executive Officers as a group (8 persons)	1,764,620	9.77%

5% or Greater Shareholders	-	-

* Less than 1%.

(1) The number of shares has been adjusted to reflect the reverse 1-for-4 stock split effective May 8, 2017.

(2) On July 27, 2018 17,619,084 shares of Common Stock and Common Stock equivalents were outstanding.

(3) Beneficial ownership includes all stock options and restricted awards held by a shareholder that are currently exercisable or exercisable within 60 days of July 27, 2018 (which would be September 25, 2018).

(4) Includes options to purchase 125,000 shares of common stock at an exercise price of $1.47 per share. Does not include options to purchase 375,000 shares of common stock that are not exercisable within 60 days of the date of this report.

(5) Includes options to purchase 12,500 shares of common stock at an exercise price of $1.49 per share. Does not include options to purchase 37,500 shares of common stock that are not exercisable within 60 days of the date of this report.

(6) Includes options to purchase 25,000 shares of common stock at an exercise price of $1.47 per share. Does not include options to purchase 25,000 shares of common stock that are not exercisable within 60 days of the date of this report.

(7) Includes options to purchase 25,000 shares of common stock at an exercise price of $1.47 per share. Does not include options to purchase 25,000 shares of common stock that are not exercisable within 60 days of the date of this report.

(8) Includes options to purchase 25,000 shares of common stock at an exercise price of $1.47 per share. Does not include options to purchase 25,000 shares of common stock that are not exercisable within 60 days of the date of this report.

(9) Includes options to purchase 62,500 shares of common stock at an exercise price of $1.47 per share. Does not include options to purchase 187,500 shares of common stock that are not exercisable within 60 days of the date of this report.

(10) Includes options to purchase 25,000 shares of common stock at an exercise price of $1.47 per share. Does not include options to purchase 25,000 shares of common stock that are not exercisable within 60 days of the date of this report.

(11) Includes options to purchase 146,979 shares of common stock at an exercise price ranging from $1.47 to $3.60 per share. Does not include options to purchase 93,750 shares of common stock that are not exercisable within 60 days of the date of this report.

EQUITY COMPENSATION PLAN INFORMATION

The Company reserved 1,650,000 shares of our Common Stock for issuance pursuant to the 2017 Plan. Equity incentive awards play a significant role in the compensation provided to executive officers and employees in the current market. We intend on relying on equity compensation in order to attract and retain key employees, align the interests of our executive officers with those of our shareholders and to provide executive officers and other employees with the opportunity to accumulate retirement income. The 2017 Plan is designed to provide flexibility to meet our need to remain competitive in the marketplace in order to attract and retain executive talent and other key employees. There were 1,300,000 options granted during fiscal year ended April 30, 2018.

Equity Compensation Plan Information (as of April 30, 2018)

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	1,300,000	$1.79	350,000
Total	1,300,000		350,000

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules.

Described below are any transactions during the fiscal year ended April 30, 2018 and 2017 and any currently proposed transactions to which the Company was a party in which:

●	The amounts involved exceeded or will exceed the lower of either $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years; and

●	A director, executive officer, holder of more than 5% of the outstanding capital stock of the Company, or any member of such person’s immediate family had or will have a direct or indirect material interest.

Apart from any transactions disclosed herein, no such transaction was entered into with any director or executive officer during the last two fiscal years. Such transactions were entered into and will be entered into only if found to be in the best interest of the Company and approved in accordance with the Company’s Code of Ethics, which are available on the Company’s website.

For the fiscal year ended April 30, 2018, the Company entered into the following transactions.

●	Accounts payable to related party as of April 30, 2018 and April 30, 2017 was $2,431, and was reflected as accounts payable – related party in the accompanying consolidated balance sheets contained elsewhere in this document. The related party is the managing partner of Copper King LLC who was a principal stockholder of Gold King.

●	In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and U.S. Gold Acquisition Corporation pursuant to which Nevada Gold sold and U.S. Gold Acquisition Corporation purchased all right, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada (see Note 3 to the accompanying consolidated financial statements contained elsewhere in this document). The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 15,000 shares of common stock of the Company which were issued in August 2017. Mr. David Mathewson, the Company’s Chief Geologist, is a member of Nevada Gold.

●	A director provided consulting services to the Company over the past two years. The director was paid compensation in the amount of $1,800 and $3,600 during the years ended April 30, 2018 and 2017, respectively.

For the fiscal year ended April 30, 2017, the Company entered into the following transactions:

●	On June 13, 2016, the Company entered into an Agreement and Plan of Merger, as amended and restated on July 29, 2016, and further amended and restated on September 14, 2016 and November 28, 2016, with Dataram Acquisition Sub, Inc., a Nevada corporation and our wholly-owned subsidiary, USG and Copper King LLC, the principal shareholder of USG On May 23, 2017, the Company closed the transactions contemplated under the Merger Agreement and filed Articles of Merger with the State of Nevada, pursuant to which USG was merged with and into DAS, with USG surviving the merger as the surviving corporation and wholly-owned subsidiary of the Company. Edward Karr is a member of the Board of Directors of the Company and the President, Chief Executive Officer and a member of the Board of Directors of USG and, upon consummation of the Merger, became the Chief Executive Officer of the Company.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the last two fiscal years by the Company’s independent accounting firm Marcum LLP:

	2018	2017
Audit Fees (1)	$128,289	$202,225
Audit Related Fees(2)	29,870	57,000
Tax Fees	-	-
Other Fees	-	-
Total fees	$158,159	$259,225

(1) Audit Fees: Audit fees paid to Marcum LLP and for professional services associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, statutory and subsidiary audits required in certain locations, consultations concerning financial accounting and reporting standards, and regulatory filings.

(2) Audit related fees: in 2018 $29,870 was paid to Marcum LLP related to comfort letters and in 2017 $57,000 was paid to Marcum LLP for merger related services primarily associated with the review of the merger documents and related filings.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consist of fees for product and services other than the services reported above.

Audit Committee Pre-approval Policies and Procedures

Our Audit Committee assists the Board of Directors in overseeing and monitoring the integrity of the Company’s financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board of Directors, which is available on our website at www.usgoldcorp.gold.. The Audit Committee is responsible for selecting, retaining and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board of Directors for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year 2018, the Audit Committee took the following actions:

●	reviewed and discussed the audited financial statements for the fiscal year ended April 30, 2018 with management and Marcum LLP, our independent public accountant;

●	discussed with Marcum LLP the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit; and

●	received written disclosures and the letter from Marcum LLP regarding its independence as required by applicable requirements of the PCAOB regarding Marcum LLP communications with the Audit Committee and the Audit Committee further discussed with Marcum LLP its independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

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

U.S. GOLD CORP.

Date: July 30, 2018	By:	/s/ EDWARD M. KARR
Edward M. Karr
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2018	By:	/s/ ROBERT J. DELAVERSANO
Robert J. DelAversano
Principal Financial and Accounting Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Edward M. Karr as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 30, 2018	By:	/s/ Edward M. Karr
Edward M. Karr, Director and Chairman

Date: July 30, 2018	By:	/s/ John N, Braca
John N Braca, Director

Date: July 30, 2018	By:	/s/ James Dale Davidson
James Dale Davidson, Director

Date: July 30, 2018	By:	/s/ Timothy M. Janke
Timothy M. Janke, Director

Date: July 30, 2018	By:	/s/ Andrew Kaplan
Andrew Kaplan, Director

EXHIBIT INDEX

2.1

Agreement and Plan of Merger dated June 13, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 13, 2016.

2.2	Amended and Restated Agreement and Plan of Merger dated July 29, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 2, 2016.

2.3

Second Amended and Restated Agreement and Plan of Merger dated September 14, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 15, 2016.

2.4

Third Amended and Restated Agreement and Plan of Merger dated November 28, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 29, 2016.

2.5

Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017.* Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1

Articles of Incorporation filed with the Secretary of State of the State of Nevada. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.2

Certificate of Amendment to Articles of Incorporation dated July 6, 2016 incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.4

Certificate of Designations, Preferences and Rights of 0% Series B Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.5

Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series D Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.6

Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on May 26, 2017.

3.7	Amended and Restated Bylaws. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 23, 2016.

4.1

Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

4.2

0% Series E Convertible Preferred Stock Agreement entered into by Dataram Corporation.* Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on January 19, 2018.

10.1	2001 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 26, 2001.

10.2	Savings and Investment Retirement Plan, January 1, 2001 Restatement.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2003.

10.3	2011 Stock Option Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 22, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 16, 2011.

10.4

2014 Equity Incentive Plan.* Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10.5	2017 Equity Incentive Plan.* Incorporated by reference from Appendix A to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on July 31, 2017, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 2, 2017.

10.6	Lease Agreement dated as of April 4, 2011, between Hillier Properties, L.L.C., and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 28, 2011.

10.7	Lease Agreement, dated December 31, 2000, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10.8	Lease Renewal Agreement, dated February 13, 2006, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10.9	Lease Renewal Agreement, dated February 10, 2011, between Nappen & Associates and Dataram Corporation. Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2011.

10.10	Product Consignment And Sale Agreement, dated as of July 27, 2010, Between Sheerr Memory, Inc. and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10.11	Note and Security Agreement, dated as of December 14, 2011, by and among David Sheerr and Dataram Corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10.12	Consignment Termination letter, dated December 14, 2011, between Sheerr Memory, Inc. and Dataram corporation. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10.14	Securities Purchase Agreement, dated September 18, 2013, by and Dataram Corporation and certain investors. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 19, 2013.

10.15	Subordinated Secure Convertible Bridge Note purchase agreement dated July 14, 2015 by and between Dataram Corporation and certain investors. Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, July 18, 2014.

10.16	Series A Preferred Stock Purchase agreement dated as of October 20, 2014, by and between Dataram Corporation Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10.17	Severance Payment Agreement dated September 24, 2014 by and between Anthony M. Lougee and Dataram Corporation.*Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 24, 2014.

10.18	Employment Agreement dated April 12, 2016 by and between Edward M. Karr and U.S. Gold Corp.* Incorporated by reference from Exhibit 10.24 to a Registration Statement on Form S-4 filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 30, 2016.

10.19

Employment Agreement dated April 14, 2016 by and between David S. Rector and U.S. Gold Corp.* Incorporated by reference from Exhibit 10.24 to a Registration Statement on Form S-4 filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 30, 2016.

10.20	Employment Agreement dated June 27, 2016 by and between David C. Mathewson and U.S. Gold Corp.* Incorporated by reference from Exhibit 10.29 to a Registration Statement on Form S-4/A filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 7, 2017.

10.21

Incentive Agreement dated February 7, 2017 by and between Anthony M. Lougee and Dataram Corporation.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on February 10, 2017.

10.22

Convertible Promissory Note dated April 13, 2017 by and between Dataram Corporation and U.S. Gold Corp.* Incorporated by reference from Exhibit 4.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on April 17, 2017.

10.23	Amended and Restated Offer Letter dated June 8, 2017 by and between Dataram Corporation and Anthony Lougee.* Incorporated by reference from Exhibit 10.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on June 12, 2017.

10.24

Separation Agreement dated June 8, 2017 by and between Dataram Corporation and Anthony Lougee.* Incorporated by reference from Exhibit 10.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on June 12, 2017.

10.25

Separation Agreement dated June 8, 2017 by and between Dataram Corporation and David A. Moylan.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on June 12, 2017.

10.26

0% Series D Convertible Preferred Stock Agreement entered into by Dataram Corporation.* Incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on August 5, 2016.

10.27

Stock Purchase Agreement dated October 13, 2017 by and between U.S. Gold Corp. and Leading Testing Laboratories LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on October 19, 2017.

14.1	Code of Ethics as adopted, amended and restated by the Corporation on August 23, 2017. Incorporated by reference from Exhibit 14-1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 24, 2017.

23.1	Marcum LLP consent

31.1	Rule 13a-14(a) Certification of Edward Karr

31.2	Rule 13a-14(a) Certification of Robert DelAversano

32.1	Section 1350 Certification of Edward Karr (Furnished not Filed)

32.2	Section 1350 Certification of Robert DelAversano (Furnished not Filed)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link base Document

101.LAB	XBRL Taxonomy Extension Label Link base Document

101.PRE	XBRL Taxonomy Extension Presentation Link base Document

101.DEF	XBRL Taxonomy Extension Definition Link base Document

*Management Contract or Compensatory Plan or Arrangement

