Form 10-Q
period 2018-07-31
U.S. GOLD CORP.
filed 2018-09-20
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [X] Emerging growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of September 20, 2018, there were 18,639,892 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements- Unaudited	3
	Condensed Consolidated Balance Sheets as of July 31, 2018 (unaudited) and April 30, 2018	3
	Condensed Consolidated Statements of Operations for the Three Months ended July 31, 2018 and 2017 (unaudited)	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months ended July 31, 2018 (unaudited) and the Year Ended April 30, 2018	5
	Condensed Consolidated Statements of Cash Flows for the Three Months ended July 31, 2018 and 2017 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signature Page		29

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2018	April 30, 2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$6,194,292	$7,646,279
Prepaid expenses and other current assets	813,525	632,038

Total Current Assets	7,007,817	8,278,317

NON - CURRENT ASSETS:
Property, net	58,250	-
Reclamation bond deposit	92,928	92,928
Mineral rights	4,176,952	4,176,952
Deferred income taxes	438,145	438,145

Total Non - Current Assets	4,766,275	4,708,025

Total Assets	$11,774,092	$12,986,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$342,243	$262,652
Accounts payable- related party	2,431	2,431
Accrued liabilities	27,194	20,998

Total Current Liabilities	371,868	286,081

LONG-TERM LIABILITIES
Asset retirement obligation	60,823	-

Total Liabilities	432,691	286,081

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series C Preferred stock ($0.001 Par Value; 45,002 Shares Authorized; 0 and 45,002 issued and outstanding as of July 31, 2018 and April 30, 2018)	-	-
Convertible Series E Preferred stock ($0.001 Par Value; 2,500 Shares Authorized; 0 issued and outstanding as of July 31, 2018 and April 30, 2018)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 17,619,084 and 17,590,574 shares issued and outstanding as of July 31, 2018 and April 30, 2018)	17,619	17,591
Additional paid-in capital	31,033,838	30,911,222
Accumulated deficit	(19,710,056)	(18,228,552)

Total Stockholders’ Equity	11,341,401	12,700,261

Total Liabilities and Stockholders’ Equity	$11,774,092	$12,986,342

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	July 31, 2018	July 31, 2017

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	301,760	1,389,814
Exploration costs	504,825	767,883
Professional fees	541,344	861,463
General and administrative expenses	133,575	187,173

Total operating expenses	1,481,504	3,206,333

Operating loss from continuing operations	(1,481,504)	(3,206,333)

Loss from continuing operations before provision for income taxes	(1,481,504)	(3,206,333)

Provision for income taxes	-	-

Loss from continuing operations	(1,481,504)	(3,206,333)

Discontinued operations:
Loss from discontinued operations (including impairment expense of $6,094,760)	-	(6,071,448)

Total loss from discontinued operations	-	(6,071,448)

Net loss	$(1,481,504)	$(9,277,781)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.08)	$(0.35)
Discontinuing :
Operations	$-	$(0.65)
Total discontinuing operations	$-	$(0.65)
Net loss per share	$(0.08)	$(1.00)

Weighted average common shares outstanding - basic and diluted	17,605,277	9,252,624

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND FOR THE YEAR ENDED APRIL 30, 2018

	Preferred Stock - Series C		Preferred Stock - Series E		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2017	45,002	$45	-	$-	6,932,059	$6,932	$15,813,297	$(4,570,057)	$11,250,217

Recapitalization of the Company	-	-	-	-	1,204,667	1,205	5,660,730	-	5,661,935

Issuance of common stock for cash	-	-	-	-	1,568,100	1,568	2,588,436	-	2,590,004

Issuance of preferred stock and warrants for cash	-	-	2,500	3	-	-	4,916,117	-	4,916,120

Issuance of common stock for the acquisition of mineral rights	-	-	-	-	15,000	15	35,835	-	35,850

Issuance of common stock for services	-	-	-	-	700,483	702	1,142,127	-	1,142,829

Issuance of common stock for prepaid services	-	-	-	-	117,500	117	280,708	-	280,825

Conversion of preferred stock into common stock	(45,002)	(45)	(2,500)	(3)	7,000,180	7,000	(6,952)	-	-

Issuance of common stock for accrued services	-	-	-	-	52,585	52	137,448	-	137,500

Issuance of options for services	-	-	-	-	-	-	174,835	-	174,835

Issuance of options for prepaid services	-	-	-	-	-	-	168,641	-	168,641

Net loss	-	-	-	-	-	-	-	(13,658,495)	(13,658,495)

Balance, April 30, 2018	-	$-	-	$-	17,590,574	$17,591	$30,911,222	$(18,228,552)	$12,700,261

Issuance of common stock for services	-	-	-	-	19,319	19	76,489	-	76,508

Issuance of common stock for accrued services	-	-	-	-	9,191	9	12,491	-	12,500

Issuance of options for services	-	-	-	-	-	-	33,636	-	33,636

Net loss - For the three months ended July 31, 2018	-	-	-	-	-	-	-	(1,481,504)	(1,481,504)

Balance, July 31, 2018	-	$-	-	$-	17,619,084	$17,619	$31,033,838	$(19,710,056)	$11,341,401

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	July 31, 2018	July 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,481,504)	$(9,277,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,319	-
Accretion	1,254	-
Stock based compensation	110,144	12,500
Amortization of prepaid stock based expenses	105,188	-
Impairment expense	-	6,094,760
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(286,675)	(589,135)
Assets of held for sale operations, discontinued - current	-	(692,497)
Reclamation bond deposit and other assets	-	(5,181)
Assets of held for sale operations, discontinued – long term	-	8,000
Accounts payable and accrued liabilities	98,287	934,631
Liabilities of held for sale operations, discontinued - current	-	552,638
Liabilities of held for sale operations, discontinued - long term	-	(11,944)

NET CASH USED IN OPERATING ACTIVITIES	(1,451,987)	(2,974,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	500,004

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	500,004

NET DECREASE IN CASH	(1,451,987)	(2,474,005)

CASH - beginning of period	7,646,279	6,820,623

CASH - end of period	$6,194,292	$4,346,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in asset retirement obligation	$59,569	$-
Issuance of common stock for merger	$-	$5,661,935
Issuance of common stock for accrued services	$-	$100,000

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018 AND 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. The financial statements are those of Gold King (the accounting acquirer) prior to the merger and include the activity of Dataram Corporation (the legal acquirer) from the date of the merger. Gold King is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada and Wyoming. None of the Company’s properties contain proven and probable reserves and all of the Company’s activities on all of its properties are exploratory in nature.

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

On July 31, 2017, the Company’s Board of Directors, or Board, reviewed and approved the recommendation of management to consider strategic options for Dataram Corporation’s legacy business (“Dataram Memory”) including the sale of the legacy business. Upon board approval, the legacy business activities were re-classed and reported as part of “discontinued operations” on the condensed consolidated statements of operations and assets and liabilities were reflected on the condensed consolidated balance sheets as “held for sale”.

On October 13, 2017, the Company sold the Dataram Memory business for a purchase price of $900,000 (see Note 6).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes the unaudited condensed consolidated financial statements and present the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of July 31, 2018. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2018, which are contained in the Form 10-K filed on July 30, 2018. The unaudited condensed consolidated balance sheet as of April 30, 2018 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending April 30, 2019.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss and used cash in its operations of approximately $1.5 million and $1.5 million, respectively, for the three months ended July 31, 2018. Additionally, the Company had an accumulated deficit of approximately $19.7 million at July 31, 2018. The Company consummated private placements to several investors for the sale of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and Series C Convertible Preferred Stock (“Series C Preferred Stock”) for aggregate net proceeds of approximately $10.9 million between July 2016 and October 2016, received net proceeds from sale of the Company’s common stock of approximately $2.6 million between July 2017 and October 2017 and completed a private placement for the sale of the Company’s Series E Convertible Preferred Stock (“Series E Preferred Stock”) and warrants for aggregate net proceeds of approximately $4.9 million in January 2018. There can be no assurance that the Company will be able to raise additional capital or if the terms will be favorable.

The above steps substantially lowered the Company’s potential cash exposure. Additionally, the Company is able to control cash spending on its exploration activities. As a result, as of the date of the issuance of these financial statements, the Company believes its current cash position and plans have alleviated substantial doubt about its ability to sustain operations for at least one year from the issuance of these unaudited condensed consolidated financial statements.

Use of Estimates and Assumptions

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to valuation of mineral rights, goodwill, stock-based compensation, the fair value of common stock issued, asset retirement obligation and the valuation of deferred tax assets and liabilities.

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

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, prepaid expense and other current assets – current, accounts payable, and accrued liabilities, approximate their estimated fair values based on the short-term maturity of these instruments.

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

Property

Property is carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally ten years.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the year ended April 30, 2018, the Company determined that the carrying value of Goodwill (see Note 6) exceeded its fair value, which triggered an impairment analysis. The Company recorded a goodwill impairment expense of $6,094,760 during the year ended April 30, 2018, nonrecurring level 3 fair value measurement. No impairment of goodwill was recorded during the three months ended July 31, 2018.

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

Asset Retirement Obligations

Asset retirement obligations (“ARO”), consisting primarily of estimated reclamation costs at the Company’s Copper King and Keystone properties, are recognized in the period incurred and when a reasonable estimate can be made, and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to accretion expense. Corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. Asset retirement obligations are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of reclamation and closure costs. The Company reviews and evaluates its asset retirement obligations annually or more frequently at interim periods if deemed necessary.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate tax rate, the Company decreased its gross deferred tax assets by approximately $2.1 million which was offset by a corresponding decrease to the valuation allowance as of April 30, 2018, which has no impact on the Company’s consolidated financial statements for the year ended April 30, 2018. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending April 30, 2019, but the Company does not expect the Tax Act to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than our adoption of ASC 606. The Company chose to early adopt ASU 2018-07 in July 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

As of the date of these condensed consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs and exploration costs.

Mineral properties consisted of the following:

	July 31, 2018 (unaudited)	April 30, 2018
Copper King project	$3,091,738	$3,091,738
Keystone project	1,028,885	1,028,885
Gold Bar North project	56,329	56,329
Total	$4,176,952	$4,176,952

NOTE 4 — PROPERTY

Property consisted of the following:

	July 31, 2018 (unaudited)	April 30, 2018
Site costs	$59,569	$-
Less: accumulated depreciation	(1,319)	-
Total	$58,250	$-

For the three months ended July 31, 2018 and 2017, depreciation expense amounted to $1,319 and $0, respectively.

NOTE 5 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the Cooper King project and Keystone project, the Company has recorded an asset retirement obligation based upon the reclamation plans submitted in connection with the various permits.

The following table summarizes activity in the Company’s ARO:

	July 31, 2018 (unaudited)	April 30, 2018
Balance, beginning of period	$-	$-
Addition and changes in estimates	59,569	-
Accretion expense	1,254	-
Balance, end of period	$60,823	$-

NOTE 6 — ACQUISITION AND DISPOSITION

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

The Company’s assets and liabilities were recorded at their fair values as of the date of the Merger and the results of operations of the Company are consolidated with results of operations of Gold King starting on the date of the Merger. The Company is deemed to have issued 1,204,667 shares of common stock which represents the outstanding common stock of the Company prior to the closing of the Merger. The Company accounted for the value under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company deemed that the fair value of the consideration given was $4.70 per share based on the quoted trading price on the date of the Merger amounting to $5,661,935 which is a more reliable measurement basis. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.

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

NOTE 7 — RELATED PARTY TRANSACTIONS

Accounts payable to related party as of July 31, 2018 and April 30, 2018 was $2,431, and was reflected as accounts payable – related party in the accompanying unaudited condensed consolidated balance sheets. The related party is the managing partner of Copper King LLC who was a principal stockholder of Gold King.

NOTE 8 — STOCKHOLDERS’ EQUITY

2017 Equity Incentive Plan

In August 2017, the Company’s Board of Directors approved the Company’s 2017 Equity Incentive Plan (the “Plan”) including the reservation of 1,650,000 shares of common stock thereunder.

On January 1st  of each year during the term of the Plan (the “Calculation Date”), the aggregate number of shares of Common Stock that are available for issuance shall automatically be increased by such number of shares as is equal to the number of shares sufficient to cause the Share Limit (as defined in the Plan) to equal twenty percent (20%) of the issued and outstanding Common Stock of the Company at such time, provided, however, that if on any Calculation Date the number of shares equal twenty percent (20%) of our total issued and outstanding Common Stock is less than the number of shares of Common Stock available for issuance under the Plan, no change will be made to the aggregate number of shares of Common Stock issuable under the Plan for that year (such that the aggregate number of shares of Common Stock available for issuance under the Plan will never decrease).

Common Stock

In May 2017, in connection with the Merger (see Note 6), the Company issued 37,879 shares of the Company’s common stock having a fair value of $100,000 to the Chief Geologist for services rendered to the Company from June 2016 to January 2017 pursuant to his employment agreement with the Company’s wholly-owned subsidiary Gold King (see Note 10). Consequently, the Company reduced accrued salaries by $100,000 as of July 31, 2017.

In July 2017, the Company sold 179,211 shares of its common stock at $2.79 per common share for proceeds of approximately $500,000.

Between May 2017 and July 2017, the Company issued 3,682,000 shares of the Company’s common stock in exchange for the conversion of 36,820 shares of the Company’s Series C Preferred Stock.

Common stock issued for services

During the three months ended July 31, 2018, the Company issued 28,510 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company from April 2018 to June 2018 pursuant to his employment agreement (see Note 9). The Company valued these common shares at the fair value of $37,500 or $1.26 - $1.36 per common share based on the quoted trading prices on the date of grants and reduced accrued salaries by $37,500.

Stock Options

A summary of the Company’s outstanding stock options as of July 31, 2018 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2018	1,531,458	$1.79	4.43
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(50,000)	1.47	—
Balance at July 31, 2018	1,481,458	1.80	4.17

Options exercisable at end of period	593,958	$2.30
Options expected to vest	887,500	$1.47
Weighted average fair value of options granted during the period		$—

At July 31, 2018, the aggregate intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

At April 30, 2018, the aggregate intrinsic value of options outstanding and exercisable was $1,000 and $0, respectively.

Stock-based compensation for stock options has been recorded in the unaudited condensed consolidated statements of operations and totaled $132,848 for the three months ended July 31, 2018 and $0 for three months ended July 31, 2017. As of July 31, 2018, the remaining balance of unamortized expense is $874,083 and is expected to be amortized over a weighted average period of 2.11 years.

Stock Warrants

A summary of the Company’s outstanding stock warrants as of July 31, 2018 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2018	1,702,359	$3.12	3.25
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at July 31, 2018	1,702,359	$3.12	2.99

Warrants exercisable at end of period	1,702,359	$3.12
Weighted average fair value of warrants granted during the period		$—

All warrants as of July 31, 2018 are fully vested

At July 31, 2018, the aggregate intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

At April 30, 2018, the aggregate intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 9 — NET LOSS PER COMMON SHARE

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

	July 31, 2018	April 30, 2018
Common stock equivalents:
Stock options	1,481,458	1,531,458
Stock warrants	1,702,359	1,702,359
Total	3,183,817	3,233,817

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

FOB Mine Value per Ton	Percentage Royalty
$00.00 to $50.00	5%
$50.01 to $100.00	7%
$100.01 to $150.00	9%
$150.01 and up	10%

The future minimum lease payments under these mining leases are as follows:

2019 (remainder of year)	$1,680
2020	2,240
2021	2,240
2022	2,240
2023	2,240
Thereafter	960
$11,600

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

Separation Agreements

On June 8, 2017, the Company and David A. Moylan, the Company’s former President and Chief Executive Officer, entered into a separation agreement. Mr. Moylan resigned as Chairman of the Board of Directors and as the President and Chief Executive Officer of the Company on May 23, 2017 in connection with the closing of the transactions contemplated by the Merger Agreement and Merger (see Note 6).

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

Subsequent to the Merger, on June 8, 2017, the Company reappointed Mr. Lougee to serve as our Chief Financial Officer and as the Chief Financial Officer of Dataram Memory and entered into an amended and restated offer letter agreement which was accepted. Mr. Lougee’s compensation remained the same as his compensation immediately prior to his resignation: a base salary of $144,000 with additional monthly cash payments of $2,500 through the earliest to occur of (i) his resignation or removal as Chief Financial Officer of the Company or of Dataram Memory or (ii) November 23, 2017. He received a monthly award of 500 shares of restricted common stock. Mr. Lougee’s employment was on an at-will basis and may be terminated without notice at any time by Mr. Lougee or the Board of Directors. The employment agreement canceled and superseded the severance agreement, the offer letter agreement by and between the Company and Mr. Lougee dated July 31, 2015 and the incentive agreement by and between the Company and Mr. Lougee dated February 7, 2017. Effective October 17, 2017, Mr. Lougee resigned as the Company’s Chief Financial Officer.

NOTE 11 — SUBSEQUENT EVENTS

On August 14, 2018, the Company issued 9,843 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company for July 2018 pursuant to his employment agreement (see Note 9). The Company valued these common shares at the fair value of $12,500 or $1.27 per common share based on the quoted trading prices on the date of grants and reduced accrued salaries by $12,500.

On September 6, 2018, the Company issued 10,965 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company for August 2018 pursuant to his employment agreement (see Note 9). The Company valued these common shares at the fair value of $12,500 or $1.14 per common share based on the quoted trading prices on the date of grants and reduced accrued salaries by $12,500.

Subsequent to July 31, 2018, the Company issued an aggregate of 1,000,000 shares of the Company’s common stock to officers, directors and employees for services rendered. The shares vest 50% on the date of issuance and 50% on the one-year anniversary of the date of issuance

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The interim unaudited consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”) without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K filed with the Commission on July 30, 2018.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of the Company and subsidiaries as of July 31, 2018, the results of their unaudited interim condensed consolidated statements of operations for the three month periods ended July 31, 2018 and 2017, and their unaudited interim condensed consolidated cash flows for the three month periods ended July 31, 2018 and 2017. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of interim unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. The Company is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada and Wyoming. None of the Company’s properties contain proven and probable reserves, and all of the Company’s activities on all of its properties are exploratory in nature.

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

On July 31, 2017, Company’s Board of Directors, or Board, reviewed and approved the recommendation of management to consider strategic options for the legacy business (“Dataram Memory”) including the sale of the business, within the next 12 months. The Company sold the Dataram memory business on October 13, 2017 for a purchase price of $900,000. The Company received net proceeds from the sale of Dataram Memory business of $326,404 after payment of fees related to the sale such as legal and commission expenses and other liabilities assumed. On January 29, 2018, the Company paid a distribution of $251,316 to shareholders of record of Dataram Memory as of the close of business on May 8, 2017, or $0.2086 per share. As such, the legacy business transactions and operations are reflected on the balance sheet and statement of operations as “discontinued operation”.

Results of Operations

Three Months Ended July 31, 2018 and 2017

Net Revenues

The Company is an exploration stage company with no operations, and we generated no revenues for the three months ended July 31, 2018 and 2017.

Operating Expenses

Total operating expenses for three months ended July 31, 2018 as compared to three months ended July 31, 2017, were approximately $1.5 million and $3.2 million, respectively. The approximate $1.7 million decrease in operating expenses for the three months ended July 31, 2018 as compared to three months ended July 31, 2018 is comprised of a decrease of approximately $1.1 million in compensation as a result of a decrease in officer compensation pursuant to separation agreements and change in control in connection with the Merger, a $263,000 decrease in exploration expenses on our mineral properties due to a decrease in exploration activities and a decrease in professional fees of approximately $320,000 due primarily to a decrease in investor relations services and an overall decrease in general and administrative expenses of approximately $53,600 due primarily to decreases in public company expenses, insurance expense and travel and related expenses.

Operating Loss from Operations from Continuing Operations

We reported an operating loss from continuing operations of approximately $1,482,000 and $3,206,000 for the three months ended July 31, 2018 and 2017, respectively.

Loss from Discontinued Operations

In June 2017, subsequent to the Merger, the Company decided to discontinue its memory product business. The Company subsequently focused its activities on its gold and precious metal exploration business. The following table sets forth for the three months ended July 31, 2017, indicated selected financial data of the Company’s discontinued operations of its memory product business from the date of merger to July 31, 2017.

July 31, 2017
Revenues	$4,363,052
Cost of sales	3,413,448
Gross profit	949,604
Operating and other non-operating expenses (including impairment charge of $6,094,760)	(7,021,052)

Loss from discontinued operations (including impairment charge of $6,094,760)	$(6,071,448)

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $1,482,000 for the three months ended July 31, 2018 as compared to a net loss of $9,278,000 for the three months ended July 31, 2017.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2018 compared to April 30, 2018:

	July 31, 2018	April 30, 2018	Increase/ (Decrease)
Current Assets	$7,007,817	$8,278,317	$(1,270,500)
Current Liabilities	$371,868	$286,081	$85,787
Working Capital	$6,635,949	$7,992,236	$(1,356,287)

As of July 31, 2018, we had working capital of $6,635,949 as compared to working capital of $7,992,236 as of April 30, 2018, a decrease of $1,356,287. During the year ended April 30, 2018 we received proceeds of approximately $4.9 million from the issuance of preferred stock and warrants and $2.6 million from the issuance of common stock. The Company used the proceeds primarily to fund operations during the three months ended July 31, 2018 and year ended April 30, 2018 and pay asset acquisition costs during the year ended April 30, 2018.

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

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three months ended July 31, 2018 and the year ended April 30, 2018, the Company has incurred losses in the amounts of approximately $1.5 million and $13.7 million, respectively.

As of July 31, 2018, we had cash totaling approximately $6.2 million. During the year ended April 30, 2018, The Company completed private placements to several investors for the sale of the Company’s common stock for aggregate net proceeds of approximately $2.6 million between July 2017 and October 2017 and completed a private placement to several investors for the sale of the Company’s Series E Preferred Stock and warrants for aggregate net proceeds of approximately $4.9 million in January 2018. Cash flows from financing activities continued to provide the primary source of our liquidity. The Company may need to raise additional capital to support its continuing operations but there can be no assurance that it will be able to do so or if the terms will be favorable. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The above financing transactions substantially lowered the Company’s potential cash exposure. Additionally, the Company is able to control cash spending on its exploration activities. As a result, as of the date of the issuance of these unaudited condensed consolidated financial statements, the Company believes its current cash position as a result of the Company’s financing activities during the year ended April 30, 2018 has alleviated substantial doubt about its ability to sustain operations through at least the next 12 months from the issuance date of the unaudited condensed consolidated financial statements.

Management has determined that additional capital will be required to continue its operations. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned exploration activities, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Financing Transactions

The Company completed private placements to several investors for the sale of the Company’s Series B Preferred Stock and Series C Preferred Stock for aggregate net proceeds of approximately $10.9 million between July 2016 and October 2016, received net proceeds from sale of the Company’s common stock of approximately $2.6 million between July 2017 and October 2017 and completed a private placement to several investors for the sale of the Company’s Series E Preferred Stock and warrants for aggregate net proceeds of approximately $4.9 million in January 2018. The Company may raise additional capital but there can be no assurance that it will be able to do so or if the terms will be favorable.

The above financing transactions substantially lowered the Company’s potential cash exposure. Additionally, the Company is able to control cash spending on its exploration activities. As a result, as of the date of the issuance of these condensed consolidated financial statements, the Company believes its current cash position and plans to raise additional capital have alleviated substantial doubt about its ability to sustain operations through at least the next 12 months.

Summary Cash flows for the three months July 31, 2018 and 2017:

	For the Three Months Ended	For the Three Months Ended
	July 31, 2018	July 31, 2017

Net cash used in operating activities	$(1,451,987)	$(2,974,009)
Net cash provided by financing activities	$-	$500,004

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $1.5 million and $3.0 million for the three months ended July 31, 2018 and 2017, respectively. Net loss for the three months ended July 31, 2018 and 2017 totaled approximately $1.5 million and $9.3 million, respectively. The adjustments for the non-cash items decreased from the three months ended July 31, 2017 to July 31, 2018 due primarily a decrease in impairment expense of approximately $6.1 million offset by an increase in stock based compensation expense of approximately $110,000 and an increase in amortization of prepaid stock based expenses of $105,000. Net changes in operating assets and liabilities are primarily due to net increases in prepaid expenses and other current assets of approximately $287,000 and increases in accounts payable from unrelated parties and accrued liabilities of approximately $98,000.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled $0 and $500,004 for the three months ended July 31, 2018 and 2017, respectively. During the three months ended July 31, 2017, cash provided by financing activities consisted of net proceeds of $500,004 from the sale of common stock.

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

Use of Estimates and Assumptions

In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to valuation of mineral rights, goodwill, stock-based compensation, the fair value of common stock issued, asset retirement obligation and the valuation of deferred tax assets and liabilities.

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

Asset Retirement Obligations

Asset retirement obligations (“ARO”), consisting primarily of estimated reclamation costs at the Company’s Copper King and Keystone properties, are recognized in the period incurred and when a reasonable estimate can be made, and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to accretion expense. Corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. Asset retirement obligations are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of reclamation and closure costs. The Company reviews and evaluates its asset retirement obligations annually or more frequently at interim periods if deemed necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of July 31, 2018.

Remediation Plan

During 2018, the Company began to institute process and procedures by implementing the following:

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

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS.

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended July 31, 2018, the Company issued 28,510 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company from April 2018 to June 2018 pursuant to his employment agreement.

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

U.S. GOLD CORP.

Date: September 20, 2018	By:	/s/ EDWARD M. KARR
Edward M. Karr
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 20, 2018	By:	/s/ ROBERT J. DELAVERSANO
Robert J. DelAversano
Principal Financial and Accounting Officer

