Form 10-Q
period 2018-10-31
U.S. GOLD CORP.
filed 2018-12-14
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of December 14, 2018, there were 18,163,703 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2018	April 30, 2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$4,054,624	$7,646,279
Prepaid expenses and other current assets	269,095	632,038

Total Current Assets	4,323,719	8,278,317

NON - CURRENT ASSETS:
Property, net	79,059	-
Reclamation bond deposit	412,481	92,928
Mineral rights	4,176,952	4,176,952
Deferred income taxes	438,145	438,145

Total Non - Current Assets	5,106,637	4,708,025

Total Assets	$9,430,356	$12,986,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$219,003	$262,652
Accounts payable - related party	2,431	2,431
Accrued liabilities	27,194	20,998

Total Current Liabilities	248,628	286,081

LONG- TERM LIABILITIES
Asset retirement obligation	84,605	-

Total Liabilities	333,233	286,081

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series C Preferred stock ($0.001 Par Value; 45,002 Shares Authorized; 0 issued and outstanding as of October 31, 2018 and April 30, 2018)	-	-
Convertible Series E Preferred stock ($0.001 Par Value; 2,500 Shares Authorized; 0 issued and outstanding as of October 31, 2018 and April 30, 2018)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 18,651,684 issued and 18,151,684 outstanding as of as of October 31, 2018 and 17,590,574 issued and outstanding April 30, 2018)	18,152	17,591
Additional paid-in capital	31,789,335	30,911,222
Accumulated deficit	(22,710,364)	(18,228,552)

Total Stockholders’ Equity	9,097,123	12,700,261

Total Liabilities and Stockholders’ Equity	$9,430,356	$12,986,342

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	925,436	261,444	1,227,196	1,651,258
Exploration costs	1,261,288	536,396	1,766,113	1,304,279
Professional fees	626,659	665,224	1,168,003	1,526,687
General and administrative expenses	186,925	209,184	320,500	396,357

Total operating expenses	3,000,308	1,672,248	4,481,812	4,878,581

Operating loss from continuing operations	(3,000,308)	(1,672,248)	(4,481,812)	(4,878,581)

Loss from continuing operations before provision for income taxes	(3,000,308)	(1,672,248)	(4,481,812)	(4,878,581)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(3,000,308)	(1,672,248)	(4,481,812)	(4,878,581)

Discontinued operations:
Gain (loss) from discontinued operations	-	142,380	-	(5,929,068)
Gain from sale of discontinued operations	-	102,023	-	102,023

Total loss from discontinued operations	-	244,403	-	(5,827,045)

Net loss	$(3,000,308)	$(1,427,845)	$(4,481,812)	$(10,705,626)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.17)	$(0.13)	$(0.25)	$(0.44)
Discontinuing:
Operations	$-	$0.01	$-	$(0.54)
Gain	$-	$0.01	$-	$0.01
Total discontinuing operations	$-	$0.02	$-	$(0.53)
Net loss per share	$(0.17)	$(0.11)	$(0.25)	$(0.97)

Weighted average common shares outstanding - basic and diluted	17,895,751	12,804,879	17,750,515	11,028,755

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2018

	Preferred Stock - Series C		Preferred Stock - Series E		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2018	-	$-	-	$-	17,590,574	$17,591	$30,911,222	$(18,228,552)	$12,700,261

Issuance of common stock for services	-	-	-	-	551,919	552	774,112	-	774,664

Issuance of common stock for accrued services	-	-	-	-	9,191	9	12,491	-	12,500

Issuance of options for services	-	-	-	-	-	-	91,510	-	91,510

Net loss - For the six months ended October 31, 2018	-	-	-	-	-	-	-	(4,481,812)	(4,481,812)

Balance, October 31, 2018	-	$-	-	$-	18,151,684	$18,152	$31,789,335	$(22,710,364)	$9,097,123

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	October 31, 2018	October 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,481,812)	$(10,705,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,826	-
Accretion	2,721	-
Stock based compensation	1,041,603	520,249
Amortization of prepaid stock based expenses	-	246,521
Impairment expense	-	6,094,760
Gain on sale of business	-	(102,023)
Gain on extinguishment of liabilities	-	(245,256)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	194,303	(733,496)
Reclamation bond deposit and other assets	(319,553)	(27,882)
Accounts payable and accrued liabilities	(31,743)	282,520
Accrued liabilities	-	381,827

NET CASH USED IN OPERATING ACTIVITIES	(3,591,655)	(4,288,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from sale of business	-	326,404
Investment in note receivable	-	(20,479)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	305,925

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	2,590,004

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,590,004

NET DECREASE IN CASH	(3,591,655)	(1,392,477)

CASH - beginning of period	7,646,279	6,820,623

CASH - end of period	$4,054,624	$5,428,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Grant of stock options for the acquisition of mineral rights	$-	$35,850
Increase in asset retirement obligation	$81,885	$-
Issuance of common stock for accrued services	$12,500	$137,500
Issuance of common stock for prepaid services	$-	$280,825

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018 AND 2017

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

On October 13, 2017, the Company sold the Dataram Memory business for a purchase price of $900,000 (see Note 7).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Liquidity

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes the unaudited condensed consolidated financial statements and present the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of October 31, 2018. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2018, which are contained in the Form 10-K filed on July 30, 2018. The unaudited condensed consolidated balance sheet as of April 30, 2018 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending April 30, 2019.

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss and used cash in its operations of approximately $4.5 million and $3.6 million, respectively, for the six months ended October 31, 2018. Additionally, the Company had an accumulated deficit of approximately $22.7 million at October 31, 2018. The Company consummated private placements to several investors for the sale of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and Series C Convertible Preferred Stock (“Series C Preferred Stock”) for aggregate net proceeds of approximately $10.9 million between July 2016 and October 2016, received net proceeds from sale of the Company’s common stock of approximately $2.6 million between July 2017 and October 2017 and completed a private placement for the sale of the Company’s Series E Convertible Preferred Stock (“Series E Preferred Stock”) and warrants for aggregate net proceeds of approximately $4.9 million in January 2018. There can be no assurance that the Company will be able to raise additional capital or if the terms will be favorable.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the year ended April 30, 2018, the Company determined that the carrying value of Goodwill (see Note 6) exceeded its fair value, which triggered an impairment analysis. The Company recorded a goodwill impairment expense of $6,094,760 during the year ended April 30, 2018, nonrecurring level 3 fair value measurement. No impairment of goodwill was recorded during the six months ended October 31, 2018.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate tax rate, the Company decreased its gross deferred tax assets by approximately $2.1 million which was offset by a corresponding decrease to the valuation allowance as of April 30, 2018, which had no impact on the Company’s consolidated financial statements for the year ended April 30, 2018. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending April 30, 2019, but the Company does not expect the Tax Act to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

NOTE 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception. As of October 31, 2018, the Company had cash of approximately $4.1 million, working capital of approximately $4.1 million, an accumulated deficit of approximately $22.7 million, and cash used in operating activities of approximately $3.6 million. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

Copper King Project

The mineral properties consist of the Copper King gold and copper development project located in the Silver Crown Mining District of southeast Wyoming (the “Copper King Project”). On July 2, 2014, the Company entered into an Asset Purchase Agreement whereby the Company acquired certain mining leases and other mineral rights comprising the Copper King project. The purchase price was (a) cash payment in the amount of $1.5 million and (b) closing shares calculated at 50% of the issued and outstanding shares of the Company’s common stock and valued at $1.5 million.

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

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and the Company’s wholly-owned subsidiary, U.S. Gold Acquisition Corporation, a Nevada corporation, pursuant to which Nevada Gold sold and U.S. Gold Acquisition Corporation purchased all right, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada. The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 15,000 shares of common stock of the Company which were issued in August 2017 valued at $35,850. Mr. David Mathewson, the Company’s Chief Geologist, is a member of Nevada Gold.

As of the date of these condensed consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs and exploration costs.

Mineral properties consisted of the following:

	October 31, 2018	April 30, 2018
	(unaudited)
Copper King project	$3,091,738	$3,091,738
Keystone project	1,028,885	1,028,885
Gold Bar North project	56,329	56,329
Total	$4,176,952	$4,176,952

NOTE 5 — PROPERTY

Property consisted of the following:

	October 31, 2018	April 30, 2018
	(unaudited)

Site costs	$81,885	$-
Less: accumulated depreciation	(2,826)	-
Total	$79,059	$-

For the six months ended October 31, 2018 and 2017, depreciation expense amounted to $2,826 and $0, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the Copper King project and Keystone project, the Company has recorded an asset retirement obligation based upon the reclamation plans submitted in connection with the various permits.

The following table summarizes activity in the Company’s ARO:

	October 31, 2018	April 30, 2018
	(unaudited)
Balance, beginning of period	$-	$-
Addition and changes in estimates	81,884	-
Accretion expense	2,721	-
Balance, end of period	$84,605	$-

NOTE 7 — ACQUISITION AND DISPOSITION

On May 23, 2017, the Company closed the Merger with Gold King. Pursuant to the terms of the Merger Agreement and as consideration for the acquisition of Gold King, on the closing date, 2,446,433 shares of the Company’s common stock, par value $0.001 per share, were issued to holders of Gold King’s common stock, Series A Preferred Stock, Series B Preferred Stock and certain incoming officers. In addition, 45,000.18 shares of the Company’s newly designated Series C Preferred Stock, par value $0.001 per share, convertible into an aggregate of 4,500,180 shares of the Company’s common stock were issued to Copper King LLC, 45,500.18 shares of Series C Preferred Stock were issued to Copper King LLC upon closing, 4,500.01 shares of Series C Preferred Stock were to be held in escrow pursuant to the terms of an escrow agreement and 4,523,589 shares of the Company’s common stock and warrants to purchase up to 452,359 shares of the Company’s common stock were issued to the holders of Gold King’s Series C Preferred Stock. Additionally, 231,458 of the Company’s stock options were issued to the holders of Gold King’s outstanding stock options issued in connection with the closing of the acquisition of the Keystone Project.

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

NOTE 8 — RELATED PARTY TRANSACTIONS

Accounts payable to related party as of October 31, 2018 and April 30, 2018 was $2,431, and $2,431 respectively and was reflected as accounts payable – related party in the accompanying unaudited condensed consolidated balance sheets. The related party is the managing partner of Copper King LLC who was a principal stockholder of Gold King.

NOTE 9 — STOCKHOLDERS’ EQUITY

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

Common Stock

In May 2017, in connection with the Merger (see Note 7), the Company issued 37,879 shares of the Company’s common stock having a fair value of $100,000 to the Chief Geologist for services rendered to the Company from June 2016 to January 2017 pursuant to his employment agreement with the Company’s wholly-owned subsidiary Gold King (see Note 11). Consequently, the Company reduced accrued salaries by $100,000 as of July 31, 2017.

In July 2017, the Company sold 179,211 shares of its common stock at $2.79 per common share for proceeds of approximately $500,000.

Between May 2017 and July 2017, the Company issued 3,682,000 shares of the Company’s common stock in exchange for the conversion of 36,820 shares of the Company’s Series C Preferred Stock.

Common stock issued for services

During the six months ended October 31, 2018, the Company issued 61,110 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company from April 2018 to September 2018 pursuant to his employment agreement (see Note 11). The Company valued these common shares at the fair value of $75,000 or $1.06 - $1.36 per common share based on the quoted trading prices on the date of grants and reduced accrued salaries by $12,500.

On September 30, 2018, the Company issued an aggregate of 1,000,000 shares of the Company’s common stock to officers, directors and employees for services rendered. The shares vest 50% on the date of issuance and 50% on the one-year anniversary of the date of issuance. The 1,000,000 shares had a fair value of $990,000 and will be expensed over the vesting period.

During the six months ended October 31, 2018, the Company has recorded $774,664 to the condensed consolidated statements of operations relating to common stock issued for services. As of October 31, 2018, the company has deferred compensation of $435,011.

Stock Options

A summary of the Company’s outstanding stock options as of October 31, 2018 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2018	1,531,458	$1.79	4.43
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(50,000)	1.47	—
Balance at October 31, 2018	1,481,458	1.80	3.92

Options exercisable at end of period	606,458	$2.28
Options expected to vest	875,000	$1.47
Weighted average fair value of options granted during the period		$—

At October 31, 2018, the aggregate intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

At April 30, 2018, the aggregate intrinsic value of options outstanding and exercisable was $1,000 and $0, respectively.

Stock-based compensation for stock options has been recorded in the unaudited condensed consolidated statements of operations and totaled $132,848 for the six months ended October 31, 2018 and $0 for six months ended October 31, 2017. As of October 31, 2018, the remaining balance of unamortized expense is $751,447 and is expected to be amortized over a weighted average period of 2.11 years.

Stock Warrants

A summary of the Company’s outstanding stock warrants as of October 31, 2018 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2018	1,702,359	$3.12	3.25
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at October 31, 2018	1,702,359	$3.12	2.74

Warrants exercisable at end of period	1,702,359	$3.12
Weighted average fair value of warrants granted during the period		$—

All warrants as of October 31, 2018 are fully vested.

At October 31, 2018, the aggregate intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

At October 30, 2018, the aggregate intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

NOTE 10 — NET LOSS PER COMMON SHARE

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

	October 31, 2018	April 30, 2018
Common stock equivalents:
Restricted Stock	500,000	-
Stock options	1,481,458	1,531,458
Stock warrants	1,702,359	1,702,359
Total	3,683,817	3,233,817

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

Executive Employment Agreements

On October 29, 2018, the Company and Mr. Karr executed an employment agreement (the “Karr Employment Agreement”). The material terms of the Karr Employment Agreement include: (i) an annual base salary of $250,000; (ii) eligibility to earn an annual incentive bonus of up to 100% of Mr. Karr’s base salary, payable in cash or stock at Mr. Karr’s discretion; (iii) eligibility to participate in any long term incentive plan adopted by the Company; and (iv) eligibility to participate in any Company employee benefit plans. Mr. Karr is also subject to non-solicitation and confidentiality provisions set forth in the Karr Employment Agreement.

On October 29, 2018, the Company and Mr. Rector executed an employment agreement (the “Rector Employment Agreement”). The material terms of the Rector Employment Agreement include: (i) an annual base salary of $180,000; (ii) eligibility to earn an annual incentive bonus of up to 100% of Mr. Rector’s base salary, payable in cash or stock at Mr. Rector’s discretion; (iii) eligibility to participate in any long term incentive plan adopted by the Company; and (iv) eligibility to participate in any Company employee benefit plans. Mr. Rector is also subject to non-solicitation and confidentiality provisions set forth in the Rector Employment Agreement.

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

Separation Agreements

On June 8, 2017, the Company and David A. Moylan, the Company’s former President and Chief Executive Officer, entered into a separation agreement. Mr. Moylan resigned as Chairman of the Board of Directors and as the President and Chief Executive Officer of the Company on May 23, 2017 in connection with the closing of the transactions contemplated by the Merger Agreement and Merger (see Note 7).

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

NOTE 12 — SUBSEQUENT EVENTS

On November 1, 2018 Robert DelAversano resigned from his position as Principal Financial and Accounting Officer of the Company to pursue other opportunities. Mr. DelAversano served as the Principal Financial and Accounting Officer pursuant to a consulting agreement between the Company and Brio Financial Group, where Mr. DelAversano serves as Director of Financial Reporting & Taxation.

On November 1, 2018 the Company appointed Jonathan Tegge, age 29, as its Principal Financial and Accounting Officer. Mr. Tegge will serve as the Principal Financial and Accounting Officer pursuant to a consulting agreement between the Company and Brio Financial Group, where Mr. Tegge serves as an Associate of Financial Reporting.

Effective November 1, 2018, the Board of Directors of the Company authorized and approved the amendment and restatement of the Bylaws of Corporation to:

(i) change the reference of the name of the Corporation to U.S. Gold Corp. (formerly, Dataram Corporation);

(ii) provide for the representation of securities of the Corporation in the form of certificated or uncertificated securities;

(iii) reduce the quorum requirement for shareholder meetings from shareholders representing a majority of the shares entitled to vote to the minimum required by Nasdaq Stock Market Rule 5620(c) of one-third (33-1/3%) of the issued shares of the Corporation’s common voting stock; and

(iv) make such other grammatical corrections as management of the Corporation may determine be reasonably necessary.

On November 2, 2018, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales manager. Under the terms of the ATM Agreement, the Company will be entitled to sell, at its sole discretion and from time to time as it may choose, common shares in the capital of the Company (“Shares”) through Wainwright, with such sales having an aggregate gross sales value of up to $1,000,000 (the “Offering”). The ATM Agreement will remain in full force and effect until the ATM Agreement is terminated. As of the date of this filing the Company has not raised any money through the ATM Agreement.

Subject to the terms and conditions of the ATM Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of the Company and subsidiaries as of October 31, 2018, the results of their unaudited interim condensed consolidated statements of operations for the six month periods ended October 31, 2018 and 2017, and their unaudited interim condensed consolidated cash flows for the six month periods ended October 31, 2018 and 2017. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Results of Operations

Three and Six Months Ended October 31, 2018 and 2017

Net Revenues

The Company is an exploration stage company with no operations, and we generated no revenues for the six months ended October 31, 2018 and 2017. The Company is an exploration stage company with no operations, and we generated no revenues for the three months ended October 31, 2018 and 2017.

Operating Expenses

Total operating expenses for six months ended October 31, 2018 as compared to six months ended October 31, 2017, were approximately $4.5 million and $4.9 million, respectively. The approximate $397,000 decrease in operating expenses for the six months ended October 31, 2018 as compared to six months ended October 31, 2017 is comprised of a decrease of approximately $424,000 in compensation as a result of a decrease in officer compensation pursuant to separation agreements and change in control in connection with the Merger, a $462,000 increase in exploration expenses on our mineral properties due to an increase in exploration activities and a decrease in professional fees of approximately $359,000 due primarily to a decrease in professional fees and an overall decrease in general and administrative expenses of approximately $76,000 due primarily to decreases in public company expenses, insurance expense and travel and related expenses. Total operating expenses for three months ended October 31, 2018 as compared to three months ended October 31, 2017, were approximately $3.0 million and $1.7 million, respectively. The approximate $1.3 million increase in operating expenses for the three months ended October 31, 2018 as compared to three months ended October 31, 2017 is comprised of an increase of approximately $725,000 in exploration costs which is mainly attributed to an increase in consulting expenses and drilling expense.

Operating Loss from Operations from Continuing Operations

We reported an operating loss from continuing operations of approximately $4.5 million and $4.9 million for the six months ended October 31, 2018 and 2017, respectively. We reported an operating loss from continuing operations of approximately $3.0 million and $1.7 million for the three months ended October 31, 2018 and 2017, respectively.

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

October 31, 2017
Revenues	$7,885,310
Cost of sales	6,653,363
Gross profit	1,231,947
Operating and other non-operating expenses (including impairment charge of $6,094,760)	(7,406,271)
Gain from extinguishment of liabilities	245,256
Gain from sale of discontinued operations	102,023
Loss from discontinued operations (including impairment charge of $6,094,760)	$(5,827,045)

The following table sets forth for the three months ended October 31, 2017, indicated selected financial data of the Company’s discontinued operations of its memory product business from the date of merger to October 31, 2017.

October 31, 2017
Revenues	$3,522,258
Cost of sales	3,239,915
Gross profit	282,343
Operating and other non-operating expenses (including impairment charge of $6,094,760)	(385,219)
Gain from extinguishment of liabilities	245,256
Gain from sale of discontinued operations	102,023
Loss from discontinued operations (including impairment charge of $6,094,760)	$244,403

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $4.5 million for the six months ended October 31, 2018 as compared to a net loss of $10.7 million for the six months ended October 31, 2017. As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $3.0 million for the three months ended October 31, 2018 as compared to a net loss of $1.4 million for the three months ended October 31, 2017.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2018 compared to April 30, 2018:

	October 31, 2018	April 30, 2018	Increase/ (Decrease)
Current Assets	$4,323,719	$8,278,317	$(3,954,598)
Current Liabilities	$248,628	$286,081	$(37,453)
Working Capital	$4,075,091	$7,992,236	$(3,917,145)

As of October 31, 2018, we had working capital of $4,075,091 as compared to working capital of $7,992,236 as of April 30, 2018, a decrease of $3,917,145. During the year ended April 30, 2018 we received proceeds of approximately $4.9 million from the issuance of preferred stock and warrants and $2.6 million from the issuance of common stock. The Company used the proceeds primarily to fund operations during the six months ended October 31, 2018 and year ended April 30, 2018 and pay asset acquisition costs during the year ended April 30, 2018.

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

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the six months ended October 31, 2018 and the year ended April 30, 2018, the Company has incurred losses in the amounts of approximately $4.5 million and $13.7 million, respectively.

As of October 31, 2018, we had cash totaling approximately $4.0 million. During the year ended April 30, 2018, The Company completed private placements to several investors for the sale of the Company’s common stock for aggregate net proceeds of approximately $2.6 million between July 2017 and October 2017 and completed a private placement to several investors for the sale of the Company’s Series E Preferred Stock and warrants for aggregate net proceeds of approximately $4.9 million in January 2018. Cash flows from financing activities continued to provide the primary source of our liquidity. The Company may need to raise additional capital to support its continuing operations but there can be no assurance that it will be able to do so or if the terms will be favorable. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Financing Transactions

On November 2, 2018, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales manager. Under the terms of the ATM Agreement, the Company will be entitled to sell, at its sole discretion and from time to time as it may choose, common shares in the capital of the Company (“Shares”) through Wainwright, with such sales having an aggregate gross sales value of up to $1,000,000 (the “Offering”). The ATM Agreement will remain in full force and effect until the ATM Agreement is terminated. As of the date of this filing the Company has not raised any money through the ATM Agreement.

Subject to the terms and conditions of the ATM Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold.

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

Summary Cash flows for the six months October 31, 2018 and 2017:

	For the Six Months Ended	For the Six Months Ended
	October 31, 2018	October 31, 2017

Net cash used in operating activities	$(3,591,655)	$(4,288,406)
Net cash provided by financing activities	$-	$2,590,004

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $3.6 million and $4.3 million for the six months ended October 31, 2018 and 2017, respectively. Net loss for the six months ended October 31, 2018 and 2017 totaled approximately $4.5 million and $10.7 million, respectively. The adjustments for the non-cash items decreased from the six months ended October 31, 2017 to October 31, 2018 due primarily a decrease in impairment expense of approximately $6.1 million. Net changes in operating assets and liabilities are primarily due to net decreases in cash of approximately $3.5 million and increases in reclamation of bond deposits of approximately $300,000.

Cash Provided by Investing Activities

Net cash provided by investing activities totaled $0 and $305,925 for the six months ended October 31, 2018 and 2017, respectively. During the six months ended October 31, 2017, cash provided by investing activities consisted of net proceeds of $326,404 from the sale of business.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled $0 and $2,590,004 for the six months ended October 31, 2018 and 2017, respectively. During the six months ended October 31, 2017, cash provided by financing activities consisted of net proceeds of $2,590,004 from the issuance of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of October 31, 2018.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended October 31, 2018, the Company issued 32,600 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company from July 2018 to September 2018 pursuant to his employment agreement.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit No	Description

31(a)	Rule 13a-14(a) Certification of Edward M. Karr.

31(b)	Rule 13a-14(a) Certification of Jonathan Tegge.

32(a)	Section 1350 Certification of Edward M. Karr (furnished not filed).

32(b)	Section 1350 Certification of Jonathan Tegge (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: December 14, 2018	By:	/s/ EDWARD M. KARR
Edward M. Karr
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2018	By:	/s/ Jonathan Tegge
Jonathan Tegge
Principal Financial and Accounting Officer

