Form 10-Q
period 2019-01-31
U.S. GOLD CORP.
filed 2019-03-18
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One)”

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X] Smaller reporting company [X] Emerging growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of March 18, 2019, there were 19,310,009 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2019	April 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,193,548	$7,646,279
Prepaid expenses and other current assets	212,880	632,038
Total Current Assets	3,406,428	8,278,317

NON - CURRENT ASSETS:
Property, net	77,283	-
Reclamation bond deposit	346,947	92,928
Mineral rights	4,176,952	4,176,952
Deferred income taxes	-	438,145
Total Non - Current Assets	4,601,182	4,708,025

Total Assets	$8,007,610	$12,986,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$164,620	$262,652
Accounts payable - related party	31,520	2,431
Accrued liabilities	46,219	20,998
Total Current Liabilities	242,359	286,081

LONG- TERM LIABILITIES
Asset retirement obligation	86,739	-

Total Liabilities	329,098	286,081

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series C Preferred stock ($0.001 Par Value; 45,002 Shares Authorized; 0 issued and outstanding as of January 31, 2019 and April 30, 2018)	-	-
Convertible Series E Preferred stock ($0.001 Par Value; 2,500 Shares Authorized; 0 issued and outstanding as of January 31, 2019 and April 30, 2018)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 19,125,263 issued and 18,600,763 outstanding as of January 31, 2019 and 17,590,574 issued and outstanding as of April 30, 2018)	19,125	17,591
Additional paid-in capital	32,443,244	30,911,222
Accumulated deficit	(24,783,857)	(18,228,552)
Total Stockholders’ Equity	7,678,512	12,700,261
Total Liabilities and Stockholders’ Equity	$8,007,610	$12,986,342

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes	318,771	224,109	1,545,967	1,875,367
Exploration costs	737,164	932,182	2,503,277	2,236,461
Professional fees	476,604	463,714	1,644,607	1,990,401
General and administrative expenses	102,809	148,243	423,309	544,600
Total operating expenses	1,635,348	1,768,248	6,117,160	6,646,829

Operating loss from continuing operations	(1,635,348)	(1,768,248)	(6,117,160)	(6,646,829)

Loss from continuing operations before provision for income taxes	(1,635,348)	(1,768,248)	(6,117,160)	(6,646,829)

Provision for income taxes	(438,145)	-	(438,145)	-

Loss from continuing operations	(2,073,493)	(1,768,248)	(6,555,305)	(6,646,829)

Discontinued operations:
Gain (loss) from discontinued operations	-	3,428	-	(5,925,640)
Gain (loss) from sale of discontinued operations	-	(7,538)	-	94,485
Total loss from discontinued operations	-	(4,110)	-	(5,831,155)

Net loss	$(2,073,493)	$(1,772,358)	$(6,555,305)	$(12,477,984)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.11)	$(0.12)	$(0.36)	$(0.55)
Discontinuing:
Operations	$-	$0.00	$-	$(0.49)
Gain	$-	$0.00	$-	$0.01
Total discontinuing operations	$-	$0.00	$-	$(0.48)
Net loss per share	$(0.11)	$(0.12)	$(0.36)	$(1.03)

Weighted average common shares outstanding - basic	18,757,263	14,400,023	18,173,054	12,152,505

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED JANUARY 31, 2019

	Preferred Stock- Series C		Preferred Stock- Series E		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2018	-	$-	-	$-	17,590,574	$17,591	$30,911,222	$(18,228,552)	$12,700,261

Issuance of common stock for cash, net of issuance costs	-	-	-	-	235,071	235	178,637	-	178,872

Issuance of common stock for salaries	-	-	-	-	91,268	91	99,909	-	100,000

Issuance of common stock for exploration expenses	-	-	-	-	199,159	199	183,027	-	183,226

Issuance of common stock for services	-	-	-	-	1,000,000	1,000	852,232	-	853,232

Issuance of common stock for accrued services	-	-	-	-	9,191	9	12,491	-	12,500

Issuance of options for services	-	-	-	-	-	-	205,726	-	205,726

Net loss - For the nine months ended January 31, 2019	-	-	-	-	-	-	-	(6,555,305)	(6,555,305)

Balance, January 31, 2019	-	$-	-	$-	19,125,263	$19,125	$32,443,244	$(24,783,857)	$7,678,512

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	January 31, 2019	January 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,555,305)	$(12,477,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,602	-
Accretion	4,854	-
Stock based compensation	1,233,574	665,210
Salary paid with shares	100,000	-
Exploration expense paid with shares	183,226	-
Amortization of prepaid stock-based expenses	-	242,537
Deferred income taxes	438,145	-
Impairment expense	-	6,094,760
Gain on sale of business	-	(94,485)
Gain on extinguishment of liabilities	-	(248,684)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	244,542	(404,725)
Reclamation bond deposit and other assets	(254,019)	(27,881)
Accounts payable and accrued liabilities	(60,311)	(10,385)
Accounts payable – related parties	29,089	-

NET CASH USED IN OPERATING ACTIVITIES	(4,631,603)	(6,261,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from sale of business	-	326,404
Investment in note receivable	-	(20,479)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	305,925

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock and warrants, net of issuance cost	-	4,918,620
Issuance of common stock, net of issuance cost	178,872	2,590,004

NET CASH PROVIDED BY FINANCING ACTIVITIES	178,872	7,508,624

NET INCREASE (DECREASE) IN CASH	(4,452,731)	1,552,912
CASH - beginning of period	7,646,279	6,820,623
CASH - end of period	$3,193,548	$8,373,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Grant of stock options for the acquisition of mineral rights	$-	$35,850
Increase in asset retirement obligation	$81,885	$-
Issuance of common stock pursuant to merger	$-	$5,661,935
Conversion of preferred stock into common stock	$-	$43
Issuance of common stock for accrued services	$12,500	$137,500
Issuance of common stock for prepaid services	$174,616	$253,937

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

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

On October 13, 2017, the Company sold the Dataram Memory business for a price of $900,000 (see Note 7).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of January 31, 2019. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2018, which are contained in the Form 10-K filed on July 30, 2018. The unaudited condensed consolidated balance sheet as of April 30, 2018 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results for the nine-month period ended January 31, 2019 are not necessarily indicative of the results to be expected for the year ending April 30, 2019.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

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

Fair Value Measurements

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the year ended April 30, 2018, the Company determined that the carrying value of Goodwill (see Note 6) exceeded its fair value, which triggered an impairment analysis. The Company recorded a goodwill impairment expense of $6,094,760 during the year ended April 30, 2018, nonrecurring level 3 fair value measurement. No impairment of goodwill was recorded during the nine months ended January 31, 2019.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than adoption of ASC 606. The Company chose to early adopt ASU 2018-07 in July 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

During the quarter ended January 31, 2019, the Company established a valuation allowance of $438,145 to offset any previously recognized net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Recent Accounting Pronouncements

In February 2016, the FASB established Topic 842, “Leases”, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; and ASU No. 2018-11, “Targeted Improvements”. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on May 1, 2019, with early adoption permitted. The Company expects to adopt the new standard on its effective date.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company expects to adopt the new standard on May 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before May 1, 2019.

While the Company is assessing the effects of adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on its balance sheet for mineral property operating leases and providing significant new disclosures about our leasing activities. The Company does not expect a significant change in its leasing activities between now and adoption.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception. As of January 31, 2019, the Company had cash of approximately $3.2 million, working capital of approximately $3.2 million, an accumulated deficit of approximately $24.8 million, and cash used in operating activities of approximately $4.6 million. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company consummated private placements to several investors for the sale of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and Series C Convertible Preferred Stock (“Series C Preferred Stock”) for aggregate net proceeds of approximately $10.9 million between July 2016 and October 2016, received net proceeds from sale of the Company’s common stock of approximately $2.6 million between July 2017 and October 2017 and completed a private placement for the sale of the Company’s Series E Convertible Preferred Stock (“Series E Preferred Stock”) and warrants for aggregate net proceeds of approximately $4.9 million in January 2018. All preferred shares were converted to common shares during the fiscal year ended April 30, 2018.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

On November 2, 2018, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales manager. Under the terms of the ATM Agreement, the Company will be entitled to sell, at its sole discretion and from time to time as it may choose, common shares in the capital of the Company (“Shares”) through Wainwright, with such sales having an aggregate gross sales value of up to $1,000,000 (the “Offering”). Subject to the terms and conditions of the ATM Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold. The ATM Agreement will remain in full force and effect until the ATM Agreement is terminated. For the quarter ended January 31, 2019, the Company has sold 235,071 shares and raised a net of $178,872, net of issuance costs of $60,300, through the ATM Agreement at prices per share averaging $1.02.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

As of the date of these condensed consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs and exploration costs.

Mineral properties consisted of the following:

	January 31, 2019	April 30, 2018
	(unaudited)
Copper King project	$3,091,738	$3,091,738
Keystone project	1,028,885	1,028,885
Gold Bar North project	56,329	56,329
Total	$4,176,952	$4,176,952

NOTE 5 — PROPERTY

Property consisted of the following:

	January 31, 2019	April 30, 2018
	(unaudited)

Site costs	$81,885	$-
Less: accumulated depreciation	(4,602)	-
Total	$77,283	$-

For the nine months ended January 31, 2019 and 2018, depreciation expense amounted to $4,602 and $0, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the Copper King project and Keystone project, the Company has recorded an asset retirement obligation based upon the reclamation plans submitted in connection with the various permits.

The following table summarizes activity in the Company’s ARO:

	January 31, 2019	April 30, 2018
Balance, beginning of period	$-	$-
Addition and changes in estimates	81,884	-
Accretion expense	4,854	-
Balance, end of period	$86,739	$-

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

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

During the year ended April 30, 2018, the Company recorded an impairment loss of $6,094,760 as the Company determined that the carrying value of the goodwill was not recoverable. The Company determined that if the business combination would have occurred on the first day of the reporting period, there would not have been a material change to the continuing operations of the financial statements presented.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

In June 2017, subsequent to the Merger, the Company decided to discontinue its memory product business. The Company sold the Dataram Memory business on October 13, 2017 for a purchase price of $900,000. The Company will focus its activities on its gold and precious metal exploration business. During the year ended April 30, 2018, the Company received net proceeds from the sale of Dataram Memory business of $326,404 after payment of fees related to the sale such as legal and commission expenses and other liabilities assumed.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

NOTE 8 — RELATED PARTY TRANSACTIONS

Accounts payable to related party as of January 31, 2019 and April 30, 2018 was $31,520, and $2,431 respectively and was reflected as accounts payable – related party in the accompanying unaudited condensed consolidated balance sheets. The related parties are a member of the Board of Directors owed $12,500, the Vice President-Head of Exploration owed $12,500 in stock and the Chief Financial Officer owed $6,520 at January 31, 2019.

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

On November 2, 2018, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales manager. Under the terms of the ATM Agreement, the Company will be entitled to sell, at its sole discretion and from time to time as it may choose, common stock of the Company (“Shares”) through Wainwright, with such sales having an aggregate gross sales value of up to $1,000,000 (the “Offering”).

Subject to the terms and conditions of the ATM Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold.

The ATM Agreement will remain in full force and effect until the ATM Agreement is terminated. For the quarter ended January 31, 2019, the Company sold 235,071 Shares and raised a net of $178,872, net of issuance costs of $60,300, through the ATM Agreement at prices per share averaging $1.02.

Common stock issued for services

During the nine months ended January 31, 2019, the Company issued 91,268 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company from May 2018 to January 2019 pursuant to his employment agreement (see Note 11). The Company valued these common shares at the fair value of $100,000, or $0.93 - $1.36 per common share based on the quoted trading prices on the date of grants.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

During the nine months ended January 31, 2019, the Company paid an accrued service liability in the amount of $12,500 by issuing 9,191 shares of common stock at a price of $1.36 per share.

On September 30, 2018, the Company issued an aggregate of 1,000,000 shares of the Company’s common stock to officers, directors, employees and consultants for services rendered. The shares vest 50% on the date of issuance and 50% on the one-year anniversary of the date of issuance. The 1,000,000 shares had a fair value of $990,000 and will be expensed over the vesting period. Additionally, on November 10, 2017, 12,000 shares was issued to a director that vest two years from issue date, and on February 20, 2018, 150,000 shares was issued to a consultant that vest ratably over 12 months, bringing the total of restricted shares issued to 1,162,000. A total of $138,332 and $798,977 was expensed for the three- and nine-month periods ended January 31, 2019.

On December 31, 2018, the Company paid a portion of its accounts payable to a vendor, in the amount of $183,226 by issuing 199,159 shares of common stock at the closing price on December 27, 2018 of $0.92 per share.

During the nine months ended January 31, 2019, the Company has recorded $1,136,458 to the condensed consolidated statements of operations relating to common stock issued for services. A balance of $311,915 remains to be expensed over future vesting periods.

Stock options issued for services

On December 21, 2017, the Company issued four employees an aggregate of 925,000 common stock options for services, having a total fair value of approximately $878,000. 231,250 of the options vest immediately, 231,250 vest on December 21, 2018, 231,250 vest on December 21, 2019 and 231,250 vest on December 21, 2020. These options expire on December 21, 2022. These options have an exercise price of $1.47 per share. Of these options, 37,500 unvested options were forfeited with the departure of an employee on May 1, 2018.

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

On April 10, 2018, the Company issued our Chief Financial Officer (“CFO”) 50,000 common stock options for services, having a total fair value of approximately $52,000. 12,500 of the options vest immediately, 12,500 were to vest on April 9, 2019, 12,500 were to vest on April 9, 2020 and 12,500 were to vest on April 9, 2021. These options expire on April 9, 2023. These options have an exercise price of $1.49 per share. Of these options, 37,500 unvested options were forfeited with the departure of the CFO on December 31, 2018.

On April 16, 2018, the Company issued an employee 50,000 common stock options for services, having a total fair value of approximately $47,000. 12,500 of the options vest on July 15, 2018, 12,500 vest on April 16, 2019, 12,500 vest on April 16, 2020 and 12,500 vest on April 16, 2021. These options expire on April 16, 2023. These options have an exercise price of $1.34 per share.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

Stock Options

A summary of the Company’s outstanding stock options as of January 31, 2019 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2018	1,531,458	$1.79	4.43
Granted	—	—	—
Exercised	—	—	—
Forfeited	(75,000)	1.48	—
Canceled	—	—	—
Balance at January 31, 2019	1,456,458	1.80	3.67

Options exercisable at end of period	943,958	$2.28
Options expected to vest	512,500	$1.47
Weighted average fair value of options granted during the period		$—

At January 31, 2019, the aggregate intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

At April 30, 2018, the aggregate intrinsic value of options outstanding and exercisable was $1,000 and $0, respectively.

Stock-based compensation for stock options has been recorded in the unaudited condensed consolidated statements of operations and totaled $205,726 for the nine months ended January 31, 2019 and $0 for nine months ended January 31, 2018.

Stock Warrants

A summary of the Company’s outstanding stock warrants as of January 31, 2019 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2018	1,702,359	$3.12	3.25
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at January 31, 2019	1,702,359	$3.12	2.49

Warrants exercisable at end of period	1,702,359	$3.12
Weighted average fair value of warrants granted during the period		$—

All warrants as of January 31, 2019 are fully vested.

At January 31, 2019, the aggregate intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively. At April 30, 2018, the aggregate intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively. A balance of $1,137,249 remains to be expensed over future vesting periods.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

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

	January 31, 2019	April 30, 2018
Common stock equivalents:
Restricted Stock	524,500	-
Stock options	1,456,458	1,531,458
Stock warrants	1,702,359	1,702,359
Total	3,796,317	3,233,817

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

The Company’s rights to the Copper King Project arise under two State of Wyoming mineral leases:

1) State of Wyoming Mining Lease No. 0-40828 consisting of 640 acres.

2) State of Wyoming Mining Lease No. 0-40858 consisting of 480 acres.

Total lease expense for the nine-month periods ended January 31, 2019 and 2018 was $2,240 and $2,240, respectively.

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

FOB Mine Value per Ton	Percentage Royalty
$00.00 to $50.00	5%
$50.01 to $100.00	7%
$100.01 to $150.00	9%
$150.01 and up	10%

The future minimum lease payments under these mining leases are as follows:

2019 (remainder of year)	$840
2020	2,240
2021	2,240
2022	2,240
2023	2,240
Thereafter	960
$10,760

The Company may renew the lease for a third ten-year term which will require an annual payment of $3.00 per acre and then $4.00 per acre thereafter.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019 and 2018

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

On June 27, 2016, the Company entered into an employment agreement with its Chief Geologist, Mr. David Mathewson. The initial term of the agreement is for one year, with automatic renewals for successive one-year terms unless terminated by written notice at least 30 days prior to the expiration of the term by either party. Mr. Mathewson is to receive a base salary of $200,000 per year. The base salary shall be payable as follows: (a) 25% of the base salary shall be payable in equal monthly cash installments and (b) the remaining 75% of the base salary shall be payable in equal monthly installments in the form of common stock of the Company. Each installment of common stock shall be issued on the first business day of the months and shall be valued at the market price on the trading day immediately prior to the date of issuance. Market price is the closing bid price on the principal securities exchange or trading market. Mr. Mathewson shall be entitled to receive bonus to be paid in cash, stock, or a combination thereof and equity awards.

NOTE 12 — SUBSEQUENT EVENTS

On February 19, 2019, the Company entered into contracts with investor relations firms under which it will be required to pay for services in cash and shares of the Company’s common stock. One agreement is for a six-month term and two agreements are for twelve months.  A total of 155,951 shares were issued at a fair value of $160,630 based on the closing price of $1.03 on February 19, 2019 to satisfy the equity component of the agreements.

On February 4, 2019, the Company issued 12,626 shares of common stock to satisfy a stock payable to an employee for services rendered during the quarter ended January 31, 2019. The shares were valued at $12,500 using a share price of $0.99 on the date of issue.

In March 2019, the Company sold 54,995 common shares and raised a net of $45,932, net of issuance costs, through the ATM Agreement at $0.87 per share.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of the Company and subsidiaries as of January 31, 2019, the results of their unaudited interim condensed consolidated statements of operations for the nine-month periods ended January 31, 2019 and 2018, and their unaudited interim condensed consolidated cash flows for the nine-month periods ended January 31, 2019 and 2018. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Exploration Activities for the three and nine months ended January 31, 2019

The Company engages in exploration activities throughout each fiscal period to advance its mineral properties. The following disclosures and discussions conform to the revised disclosure rules for mining companies as required by the Committee for Reserves International Reporting Standards (CRIRSCO).

Keystone Plan of Operations (POO) Approval and Fall 2018 Drill program

On September 7, 2018 the U.S. Federal Government’s Department of the Interior, Bureau of Land Management (BLM) approved the previously filed Environmental Assessment (EA) and Plan of Operations (POO) for U.S. Gold Corp’s 100%-owned Keystone Project on Nevada’s Cortez Gold Trend. The POO was subject to additional oversight and approval from the Nevada Department of Environmental Protection (NDEP), which was received at the end of October 2018. Exploration related disturbance and reclamation bonding is possible in multiple phases of up to 50 acres each up to a total of 200 acres. On October 10, 2018, U.S. Gold Corp received a letter from the BLM giving notice to proceed with its previously filed 2018 exploration plan. In September 2018, U.S. Gold Corp advanced an additional reclamation bond payment of $319,553 for the first 50-acre disturbance. Total reclamation bond balance on the Keystone project total $346,947. After receiving all final permits and sign offs for road work, drill pad and surface disturbance, in November 2018, U.S. Gold Corp commenced its Autumn 2018 drilling program at Keystone.

Master of Science Thesis – Keystone Property, NV

During the quarter ended January 31, 2019, Gabriel E. Aliaga finished his Master of Science Thesis in Geology. Gabriel has been sponsored by U.S. Gold Corp. for the last two years. Gabriel is a Geology major at the University of Nevada, Reno, studying under Dr. Michael W. Ressel.

For the last two years, Gabriel has worked at the Keystone project. His thesis has focused on the geology of the Keystone project. Important new understandings of the district geology and age dating of the intrusives and associated hydrothermal gold systems have been obtained from Gabriel’s work. Gabriel worked directly with Dave Mathewson, U.S. Gold Corp’s Vice President of Exploration and Tom Chapin, Senior Consulting Geologist. Gabriel’s full Thesis titled, “Igneous Geology of the Keystone Window, Simpson Park Mountains, Eureka County, Nevada: Age, Distribution Composition and Relationship to Carline-style Gold Mineralization”, dated December 2018 can be accessed at: https://www.usgoldcorp.gold/keystone-master-thesis.pdf

The completed study has increased our overall understanding of the geology and opportunity of the Keystone district. There has been relatively little quality historical information data generated in the Keystone district. The studies conducted by Mr. Aliaga have provided some valuable timing information and mineral association characterization ranging from skarn mineralization to the broad, pervasive, epithermal-style mineralization. The Company believes it is exploring a complex early Tertiary gold system comparable in size and character to many of the known large gold systems. The multiple and clustered intrusives and extrusives at Keystone range in composition from intermediate to very siliceous. All of the dates from numerous samples of these intrusive and extrusive rock units are early Tertiary (Eocene) in age and range from about 36 to 34.5Ma (million years ago). Age dating of illite alteration of andesite dikes at Keystone, believed to be associated with a major gold-epithermal event, provided dates of 35.71+/- 0.12Ma, and 35.54+/- 0.06Ma. These Keystone dates compare very closely with reported mineralization-related age dates from the major Cortez Hills gold deposit to the north, ranging from 35.70 +/-0.14 to 35.31 +/-0.37Ma (Arbonies, DG, Creel, KD, and Jackson, ML, 2010, Geological Society of Nevada Symposium Volume p.457).

In addition, Keystone has an important and large aeromagnetic expression of about 25sq km; this geophysical anomaly is comparable in size to those of the central and south Carlin and Battle Mountain District aeromagnetic expressions. U.S. Gold Corp. geologists believe the hydrothermal gold system at Keystone is roughly comparable in size to those within the Twin Creeks, Battle Mountain, Carlin Trend, and Cortez Districts.

Drill Results at Keystone Property, NV

On March 6, 2019, the Company announced results of its 2018 drilling program and receipt of all the assay results from the 20 square mile, Keystone project, in Nevada’s Cortez Trend. Highlights of the drilling program were:

●	2018 drilling, comprised of a total of fifteen holes, and was conducted in two phases.

●	Phase 1 drilling provided “scout” drill tests within several broad new target areas and was limited due to permitting constraints.

●	Phase 2 drilling began in early November (upon approval of the district-wide Environmental Assessment and Plan of Operations) and provided a first test to several drill targets in areas previously inaccessible due to permitting limitations.

●	Numerous holes intersected significant gold assay intervals (see results table below).

This program was comprised of fifteen widely-spaced, reverse circulation target assessment holes, including two holes lost prematurely: Key 18-06rc & 18-12rc, and one re-drill of a lost hole, occupying the same site: Key18-10rc and 18-11rc. All holes were drilled into several large target zones and generally served as first-pass target assessment tests. The fifteen holes comprise a total of 25,310 feet (7,714 m). All of the holes encountered moderate to thick intervals of anomalous gold with moderate to locally very strong associated pathfinder metals. Many of these also intersected significant gold assay intervals; the results of which are provided in the results table (see link below: Table 1: Summary of 2018 Keystone drill results).

Nine of the fifteen holes intersected lower-plate rock units; five of these holes penetrated the permissive host Wenban Formation. Eight holes encountered variably altered permissive upper-plate Comus calcareous siltstone. Multiple target horizons exist in the district and we are encountering, and having to contend with, the daunting issue of very great combined thickness of multiple favorable target horizons along with a broad, multi-structure corridor. The total prospective host unit thicknesses at Keystone are several thousand feet. These favorable rock units are variably exposed at the surface and, or at reasonably shallow drill hole depths in the district. Carlin-style zones of alteration with containing gold and pathfinders are very widespread and are present in all locations drilled to date.

Management believes the drilling at Keystone continues to show that the right ingredients are present for large gold deposits. The strong anomalous gold in the latest drill holes strengthens that belief. Finding the right structure and feeder zones that would host these large deposits becomes the focus of the Company’s 2019 program. During 2018, the Company completed detailed geological mapping over the entire district, conducted a considerable amount of fill-in gravity to tighten up identification and qualification of structures and alteration features, and infilled and added soils and rock assaying to assist in zeroing in on new and existing target opportunities. In addition, with the previously announced Master’s Thesis information, the Company is now able to make important qualifications of the intrusive rock, especially those that are considered spatially and timing-wise important to target opportunities.

With the approval of the POO in September 2018, the Company acquired the ability to conduct drilling anywhere desirable on the property, will be unrestrained and able to design a drill program specific to target assessment with multiple stage drill hole follow-ups as warranted. This improves future target evaluations not previously possible.

The drilling conducted to date, combined with the recently obtained and assessed geophysical and geochemical data may enable the Company to locate and qualify the gold-bearing fluid conduits that have supplied the gold to the gold-bearing mineral system that is in evidence within the Keystone district.

A delay in the permitting process caused a late start to the phase 2 drilling program. The program was started in November and had to demobilize by the end of December due to the winter weather. Of the multiple targets identified, the Company was able to drill six holes, including Key18-10rc, which was lost and re-drilled at the same site with Key18-11rc, and hole Key18-12rc, which was lost above the target zone. The analysis of these six drill holes have yielded important additional information to the Company’s overall exploration efforts and ongoing target refinement.

Additional highlights of the 2018 Keystone exploration program are:

●	The Keystone District is located along the southeast extension of the Pipeline-Cortez District corridor as confirmed by the presence of an early-Tertiary complex intrusive center, widespread gold and pathfinder metal distribution, the presence of permissive host rocks of both upper- and lower-plate Paleozoic transitional carbonate rocks, the presence of a strong north-northwest-trending gravity and magnetic linear, and the spatially coincident Strontium 86/87 (.706) data generally considered to be indicative of probable source of gold along a major right-lateral north-northwest-trending suture within Proterozoic and, or Archean oceanic crustal rocks below the Paleozoic transitional host rock package.

●	Multiple, Carlin-type gold deposit target settings are present within the twenty square mile area Keystone District, which is entirely controlled by U.S. Gold Corp. These targets have been and are continuing to be synthesized from large volumes of historic and newly acquired, comprehensive exploration data, including CSAMT, aeromagnetics, detailed gravity, detailed geologic mapping, and abundant new surface geochemistry. And of course, each new drill hole lends significantly toward new target synthetization and direction.

●	Prospective host rocks for gold mineralization at Keystone include upper-plate Cambrian Comus Formation, comprised largely of calcareous siltstones very similar to Comus host rocks in the Getchell and Twin Creeks District to the northwest, and the lower-plate Horse Canyon, Wenban, and upper Roberts Mountains Formations of Devonian age, and the Silurian age Roberts Mountains Formation. Detailed litho-stratigraphic analyses at Keystone show that the Wenban is very similar, if not essentially identical, to the primary host Wenban unit in the Pipeline-Cortez District. The total prospective host unit thicknesses at Keystone comprise several thousand feet. These favorable rock units are variably exposed at the surface and, or at reasonably shallow drill hole depths in the District. In addition, a recently completed University of Nevada Master’s thesis, focused on the Keystone intrusive and extrusive rock units, has demonstrated the presence of a very complex, early-Tertiary intrusive/extrusive magmatic setting of very similar character and ages to those in the Cortez District just to the north.

●	2018 drilling, comprising a total of fifteen holes, was conducted in two phases, see attached map. Phase 1 provided drill tests within several broad target areas - and was limited in extent as a result of permitting constraints to this earlier point in time under the 5 acres of disturbance notice of intent (NOI) constraints. Phase 2 drilling began in early November immediately upon Bureau of Land Management (BLM) approval of the district-wide Environmental Assessment (EA) and Plan of Operations (POO).

●	All fifteen holes were drilled by reverse circulation methods and sampling was conducted under the supervision of the Company’s Project Geologist, Kenneth Coleman, and generally assayed each five-foot interval split using Bureau Veritas Mineral Laboratories pulp preparation facility in Elko, NV. Resulting pulps were shipped to Bureau Veritas certified laboratory in Sparks, NV, or Vancouver BC, and analyzed for gold using fire assay fusion and atomic absorption spectroscopy (AAS) finish on a 30-gram pulp split. All other elements were determined by ICP analyses. Data verification of the analytical results included a statistical analysis of the standards and blanks that must pass parameters of acceptance.

http://usgoldcorp.gold/keystone-drill-results-2018.pdf

Table 1: Summary of 2018 Keystone drill results

KEYSTONE PROJECT AND EA/POO AREA
N
S
E
W
PROJECT AREA AND EA/POO BOUNDARY
North Cross Target area
Key18-15rc
Key18-05c
Key17-05rc
Key18-08rc
Key17-04rc
Key18-02c
Key18-10&11rc
Key18-14rc
Tip-Top Target area
Greenstone Gulch Target area
Key18-13rc
Key18-04rc
Key18-05rc
Key17-09rc
EA/POO BOUNDARY
Key18-12rc
Key17-01c
T24N R48 ½ E
Key16-04c
East-flank Target area
Key18-09rc
Key17-01rc(18-07rc)
Key17-02rc
Key17-06&07rc
Key17-03rc(18-06rc)
Key18-03rc
T24N, R48E
T23N, R48E
T23 ½ N R49E
T23N, R49E
Sophia Target area
EA/POO BOUNDARY
Key18-01rc
Key17-10rc
Potato Canyon Target area and NOI
Key18-02rc
EA/POO Boundary
PROJECT AREA BOUNDARY
Gold Bar North Project
Copyright (C) 2009 MyTopo, 2006-2015 TomTom
SCALE 1:48000
Miles
0
1
2
3
Kilometers
0
1
2
3
4
5

US Gold Corp. Keystone Project
Keystone Plan of Operations area
and 2016, 2017 & 2018 drill holes

2016 & 2017 holes drilled, completed, previously reported

Holes drilled in 2018 (Key18-01 thru Key18-15)

DCM 02-28-19

http://usgoldcorp.gold/keystone-drill-plan-map-2018.jpg

Map 1: Keystone drill plan map for 2018

Drill Hole Analysis at Copper King Property, WY

On February 21, 2019, the Company announced that Datamine of Denver, CO, completed a comprehensive drill hole analysis of the Company’s Copper King gold-copper-silver-zinc deposit, located in Southeast Wyoming. Datamine included all of the historic drilling database and the step-out drill programs conducted by U.S. Gold Corp. in 2017 and 2018 that successfully encountered additional mineralization and expanded the deposit to the west and southwest.

The Datamine study was designed to:

●	Organize the entire drill hole database for three-dimensional modeling purposes and importantly to include all the potential economic metals, not just gold and copper as previously modeled

●	Provide detailed statistical analyses for informative and strategic interpretations

●	To provide wireframe, closed, shapes and grade shells for the deposit

●	And, most importantly, provide indications, if any, for locations of additional discovery

The Datamine model shows that the deposit remains open to the southwest and also to the southeast and appears to have a curved configuration as opposed to a more confined, previous west-northwestward tabular configuration.

Preliminary Economic Assessment – Copper King Property, WY

A Preliminary Economic Assessment (PEA) for the historic Copper King deposit was conducted by Mine Development Associates (MDA) and reported January 11, 2018. This PEA provides a Pre-Tax NPV of $178.5 million and an IRR of 33.1%, based on $1275/oz Au and $2.80/lb Cu. The PEA does not include the additional mineralization from the 2018 western step out drilling that has enlarged the deposit size and metal content. The PEA also does not include the values of other metals inherent to the deposit, including zinc and silver. Datamine’s exploration model does include the 2018 drilling conducted by U.S. Gold Corp. The Datamine exploration model also illustrates various isoshells for gold, copper, silver and zinc (see link below).

The Company plans to utilize this new, updated digital exploration model to assist with a future drilling program that it believes is a high-probability opportunity to discover additional prospective ore extensions. The Company also plans to further explore for and characterize the high-grade target zones of mineralization within the deposit. The Company is currently reviewing all the conclusions from the Datamine model and will develop additional 2019 exploration programs based upon the results. The Company is also currently re-examining all existing regional exploration data for the purpose of identifying additional new target opportunities in the vicinity of Copper King.

The Company recently updated the Copper King project section of its website to host several of the newly created Datamine visuals. Please see: https://www.usgoldcorp.gold/properties/copper-king/datamine

Included in this new section are:

●	A Datamine presentation on the newly generated Copper King exploration model and associated statistics

●	Isoshell deposit outlines for gold, copper, silver and zinc mineralization

●	3-dimensional (3D) deposit representations

Results of Operations

Three and Nine Months Ended January 31, 2019 and January 31, 2018

Net Revenues

The Company is an exploration stage company with no operations, and we generated no revenues for the nine months ended January 31, 2019 and 2018. The Company is an exploration stage company with no operations, and we generated no revenues for the three and nine months ended January 31, 2019 and 2018.

Operating Expenses

Total operating expenses for nine months ended January 31, 2019 as compared to nine months ended January 31, 2018, were approximately $6.1 million and $6.6 million, respectively. The approximate $530,000 decrease in operating expenses for the nine months ended January 31, 2019 as compared to nine months ended January 31, 2018 is comprised principally of decreases in compensation expense of $329,000, professional fees of $346,000 and general administrative expenses of $121,000, offset by an increase of approximately $267,000 in exploration expenses on our mineral properties. The increase in exploration expenses was planned as part of the Company’s Autumn drill program and resulted in significant important findings as described above in the Drill Results at Keystone Property and Drill Hole Analysis at Copper King described above in Exploration Activities.

Total operating expenses for three months ended January 31, 2019 as compared to three months ended January 31, 2018, were approximately $1.6 million and $1.8 million, respectively. The approximate $133,000 decrease in operating expenses for the three months ended January 31, 2019 as compared to three months ended January 31, 2018 is comprised of an decrease of approximately $195,000 in exploration costs, which is mainly attributed to an decrease in consulting expenses and drilling expense, and a decrease of $45,000 in general and admin expense due to reduced insurance expense and travel and related expenses. These amounts were somewhat offset by a $94,000 increase in compensation expense and $13,000 increase in professional fees due primarily to costs incurred to prepare for the ATM financing. Costs identifiable as direct issue costs of the financing itself have been charged to Additional paid-in capital to reduce the proceeds of the financing.

Operating Loss from Operations from Continuing Operations

We reported an operating loss from continuing operations of approximately $4.5 million and $4.9 million for the nine months ended January 31, 2019 and 2018, respectively. We reported an operating loss from continuing operations of approximately $3.0 million and $1.7 million for the three months ended January 31, 2019 and 2018, respectively.

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

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $6.6 million for the nine months ended January 31, 2019 as compared to a net loss of $12.5 million for the nine months ended January 31, 2018. As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $2.1 million for the three months ended January 31, 2019 as compared to a net loss of $1.8 million for the three months ended January 31, 2018.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2019 compared to April 30, 2018:

	January 31, 2019	April 30, 2018	Increase/ (Decrease)
Current Assets	$3,406,428	$8,278,317	$(4,871,889)
Current Liabilities	$239,559	$286,081	$(46,522)
Working Capital	$3,166,869	$7,992,236	$(4,825,367)

As of January 31, 2019, we had working capital of $3,166,869 as compared to working capital of $7,992,236 as of April 30, 2018, a decrease of $4,825,367. During the year ended April 30, 2018, we received proceeds of approximately $4.9 million from the issuance of preferred stock and warrants and $2.6 million from the issuance of common stock. The Company used the proceeds primarily to fund operations during the nine months ended January 31, 2019 and year ended April 30, 2018 and pay asset acquisition costs during the year ended April 30, 2018.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costlier. We expect to spend between $200,000 and $250,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

The Company’s unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the nine months ended January 31, 2019 and the year ended April 30, 2018, the Company has incurred losses in the amounts of approximately $6.6 million and $12.5 million, respectively.

As of January 31, 2019, the Company had cash totaling approximately $3.2 million. During the year ended April 30, 2018, The Company completed private placements to several investors for the sale of the Company’s common stock for aggregate net proceeds of approximately $2.6 million between July 2017 and October 2017 and completed a private placement to several investors for the sale of the Company’s Series E Preferred Stock and warrants for aggregate net proceeds of approximately $4.9 million in January 2018. Cash flows from financing activities continued to provide the primary source of our liquidity. The Company will need to raise additional capital to support its continuing operations but there can be no assurance that it will be able to do so or if the terms will be favorable. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Financing Transactions

On November 2, 2018, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales manager. Under the terms of the ATM Agreement, the Company will be entitled to sell, at its sole discretion and from time to time as it may choose, common stock of the Company (“Shares”) through Wainwright, with such sales having an aggregate gross sales value of up to $1,000,000 (the “Offering”). The ATM Agreement will remain in full force and effect until the ATM Agreement is terminated. For the quarter ended January 31, 2019, the Company has sold 235,071 Shares and raised a net of $178,872, net of issuance costs, through the ATM Agreement.

Subject to the terms and conditions of the ATM Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold.

The above financing transactions have increased the Company’s overall cash position. Additionally, the Company is able to control cash spending on its variable exploration activities. As a result, as of the date of the issuance of these condensed consolidated financial statements, the Company believes its current cash position and plans to raise additional capital have alleviated substantial doubt about its ability to sustain operations through at least the next 12 months.

Summary Cash flows for the nine months January 31, 2019 and 2018:

	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2019	January 31, 2018

Net cash used in operating activities	$(4,631,603)	$(6,261,637)
Net cash provided by investing activities	$-	$305,925
Net cash provided by financing activities	$178,872	$7,508,624

Cash Used in Operating Activities

Net cash used in operating activities totaled $4.6 million and $6.3 million for the nine months ended January 31, 2019 and 2018, respectively. Net loss for the nine months ended January 31, 2019 and 2018 totaled approximately $6.6 million and $12.5 million, respectively. The adjustments for the non-cash items decreased from the nine months ended January 31, 2018 to January 31, 2019 due primarily the non-recurrence of 2018 impairment expenses of approximately $6.1 million. Additionally, the Company expensed $1.3 million in stock-based compensation for options and shares issued to employees, consultants and suppliers earlier in fiscal year 2019. The Company also established a reserve for the entire balance of a $438,000 deferred tax asset due to the unlikelihood it will be utilized in the foreseeable future to offset tax liabilities. Net changes in operating assets and liabilities are primarily due to net decreases in cash of approximately $4.5 million and net increases in reclamation of bond deposits of approximately $254,000, offset by a decrease of $419,000 in prepaid expenses for investor relations and consulting expenses expensed and a decrease of $69,000 in trade accounts payable and an increase of $29,000 in accounts payable to related parties in the nine months ended January 31, 2019.

Cash Provided by Investing Activities

Net cash provided by investing activities totaled $0 and $306,000 for the nine months ended January 31, 2019 and 2018, respectively. During the nine months ended January 31, 2018, cash provided by investing activities consisted of net proceeds of $326,000 from the sale of a business previously treated as a discontinued operation and $20,000 cash invested in a note receivable.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $179,000, net of issuance costs, for the nine months ended January 31, 2019 from the issuance of common stock for cash under the ATM agreement. During the nine months ended January 31, 2018, cash provided by financing activities consisted of net proceeds of approximately $4,919,000 from the issuance of preferred stock and warrants and approximately $2,590,000 from the issuance of common stock.

Subsequent Events

On February 19, 2019, the Company entered into contracts with investor relations firms under which it will be required to pay for services in cash and shares of the Company’s common stock. One agreement is for a six-month term and two agreements are for 12 months.  A total of 155,951 shares were issued at a fair value of $160,630 based on the closing price of $1.03 on February 19, 2019 to satisfy the equity component of the agreements.

On February 4, 2019, the Company issued 12,626 shares of common stock to satisfy a stock payable to an employee for services rendered during the quarter ended January 31, 2019. The shares were valued at $12,500 using a share price of $0.99 on the date of issue.

In March 2019, the Company sold 54,995 common shares and raised a net of $45,932, net of issuance costs, through the ATM Agreement at $0.87 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of January 31, 2019.

Remediation Plan

During Fiscal year 2019, the Company began to institute process and procedures by implementing the following:

1.	The hiring of an outside consulting firm and Chief Financial Officer with extensive experience in documenting, designing, testing and analyzing controls over financial reporting. to assist in preparation of Company’s financial statements and provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of Company’s management and directors.
2.	Starting the process of documenting its control environment.

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

On November 1, 2018 the Company appointed Jonathan Tegge, age 29, as its Principal Financial and Accounting Officer. Mr. Tegge served as the Principal Financial and Accounting Officer pursuant to a consulting agreement between the Company and Brio Financial Group, where Mr. Tegge serves as an Associate of Financial Reporting. Jonathan Tegge resigned as Chief Financial Officer effective January 1, 2019, to pursue other opportunities.

The Company has engaged a new consulting firm headed by a Certified Public Accountant with several years of experience as a Chief Financial Officer of public companies. Effective on January 1, 2019, the Company appointed Ted R. Sharp as its Chief Financial Officer and designated Principal Financial and Accounting Officer.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended January 31, 2019, the Company issued 37,500 shares of the Company’s common stock to the Chief Geologist for services rendered to the Company from November 2018 to January 2019 pursuant to his employment agreement.

On December 31, 2018, the Company paid a portion of its accounts payable to a vendor, in the amount of $183,226 by issuing 199,159 shares of common stock at the closing price on December 27, 2018 of $0.92 per share.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

 Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit No	Description

31(a)	Rule 13a-14(a) Certification of Edward M. Karr.
31(b)	Rule 13a-14(a) Certification of Ted R. Sharp.
32(a)	Section 1350 Certification of Edward M. Karr (furnished not filed).
32(b)	Section 1350 Certification of Ted R. Sharp (furnished not filed).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: March 18, 2019	By:	/s/ Edward M. Karr
Edward M. Karr
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2019	By:	/s/ Ted R. Sharp
Ted R. Sharp
Principal Financial and Accounting Officer

