Form 10-K
period 2019-04-30
U.S. GOLD CORP.
filed 2019-07-26
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2019.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________.

Commission file number: 1-08266

U.S. GOLD CORP
(Exact name of registrant as specified in its charter)

Nevada	22-1831409
(State of Incorporation)	(I.R.S. Employer Identification No.)

1910 E. Idaho Street, Suite 102-Box 604, Elko, NV	89801
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 557-4550

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common Stock, $.001 Par Value	USAU	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “Emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the Common Stock held by non-affiliates of the registrant calculated on the basis of the closing price as of the last business day of the registrant’s most recently completed second quarter. As of October 31, 2018, $17,018,980.

The number of shares of Common Stock outstanding on July 26, 2019, was 20,731,216 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None

U.S. GOLD CORP

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

●	our plans to conduct geographic surveys and determine the scope of our drilling program during our fiscal year ended April 30, 2020,
●	the conclusions of additional exploration programs and related studies,
●	expectations and the timing and budget for exploration and future exploration of our properties,
●	our planned expenditures during our fiscal year ended April 30, 2020 and future periods,
●	our estimates of the cost of future permitting changes and additional bonding requirements,
●	future exploration plans and expectations related to our properties,
●	our ability to fund our business with our current cash reserves based on our currently planned activities,
●	our expected cash needs and the availability and plans with respect to future financing,
●	statements concerning our financial condition,
●	our anticipation of future environmental and regulatory impacts,
●	our business and operating strategies, and
●	statements related to operating and legal risks.

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

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this Annual Report on Form 10-K are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

We are required to comply with the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”), with respect to disclosures related to our mineral properties. The terms “mineralized material”, “mineralization” or similar terms as used in this annual report on Form 10-K does not indicate “reserves” by SEC Industry Guide 7 standards. We cannot be certain that any part of mineralized material or mineralization will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

PART I

Item 1. BUSINESS

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was incorporated under the laws of the State of Nevada and was originally incorporated in the State of New Jersey in 1967. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. We are a gold and precious metals exploration company pursuing exploration opportunities primarily in Nevada and Wyoming.

We are an exploration company that owns certain mining leases and other mineral rights comprising the Copper King Project in Wyoming and the Keystone and Gold Bar North Projects in Nevada. None of our properties contain any proven and probable reserves under SEC Industry Guide 7, and all of our activities on all of our properties are exploratory in nature.

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of July 26, 2019 for each of our subsidiaries is set out below.

Corporate Address

The current address, telephone number of our offices are:

U.S. Gold Corp.
1910 E. Idaho Street, Suite 102-Box 604
Elko, NV 89801
(800) 557-4550

We make available, free of charge, on or through our website, at https://www.usgoldcorp.gold, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, and other information. Our website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this annual report on Form 10-K.

Employees

As of July 26, 2019, we had 3 full-time employees and no part-time employees. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

OUR MINERAL PROPERTIES AND PROJECTS

Copper King Project

The Copper King Project (the “Copper King Project”) consists of certain mining leases and other mineral rights comprising the Copper King gold and copper exploration project located in the Silver Crown Mining District of southeast Wyoming.

Location and Access

The Copper King Project is located in southeastern Wyoming, approximately 32km west of the city of Cheyenne, on the southeastern margin of the Laramie Range. The property covers about five square kilometers that include the S½ Section 25, NE¼ Section 35, and all of Section 36, T.14N., R.70W., Sixth Principal Meridian. Access to within 1.5km of the property is provided by paved and maintained gravel roads. An easement agreement providing access for exploration and other minimal impact activities has been negotiated with Ferguson Ranch Inc. on the S½ Section 25, T14N, R70W, and the W½ Section 30, T14N, R69W. The fee for this easement is $10,000 per year, renewable each year prior to July 11.

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

5

Figure 1 – Copper King Project Location and Boundaries

WYOMING
Sheridan
Gillette
Cody
Buffalo
Worland
Casper
Douglas
Wheatland
Great Divide Basin
Green River
Rock Springs
Saratoga
Laramie
Cheyenne
Columbine
Copper King Project
0
45
90 Miles

T14N, R70W
Sec 25
Sec 35
Sec 36
0
0.5
1 Miles

U.S. GOLD
CORP

DCM 4-29-19

Mine Development Associates

U.S. Gold Corp.
Copper King Location Map

Rights to the Copper King Project

Our rights to the Copper King Project arise under two State of Wyoming mineral leases:

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

History of Prior Operations and Exploration on the Copper King Project

Limited exploration and mining were conducted on the Copper King property in the late 1880s and early 1900s. Approximately 300 tons of material was reported to have been produced from a now inaccessible 160-foot-deep shaft with two levels of cross-cuts. A few small adits and prospect pits with no significant production are scattered throughout the property.

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

Wyoming Gold conducted an exploration drill program in 2007 and 2008. Thirty-five diamond core drill holes were completed for a total of 25,500 feet. The exploration permit, 360DN, has been terminated and the bond released. The focus of that work was to confirm and potentially expand the mineralized body outlined in the previous drill campaigns, increase the geologic and geochemical database leading to the creation of the current geologic model and mineralization estimate, and to provide material for further metallurgical testing. The Copper King historic assay database for some 120 holes contains 8,357 gold assays and 8,225 copper assays. At least 10 different organizations or individuals conducted metallurgical studies on the gold-copper mineralization at the request of prior operators between 1973 and 2009. It was concluded that the process with the highest potential to yield good extractions of gold and copper would likely be flotation, followed by cyanidation of the flotation tailings. Core is stored in two public storage facilities; one is AAA in Cheyenne, Wyoming and the other is Absaroka in Dubois, Wyoming.

Geological Summary of the Copper King Project

The Copper King Project is underlain by Proterozoic rocks that make up the southern end of the Precambrian core of the Laramie Range. Metavolcanic and metasedimentary rocks of amphibolite-grade metamorphism are intruded by the 1.4-billion-year-old Sherman Granite and related felsic rocks. Within the project area, foliated granodiorite is intruded by aplitic quartz monzonite dikes, thin mafic dikes and younger pegmatite dikes. Shear zones with cataclastic foliation striking N60°E to N60°W are found in the southern part of the Silver Crown district, including at Copper King. The granodiorite typically shows potassium enrichment, particularly near contacts with quartz monzonite. Copper and gold mineralization occurs primarily in unfoliated to mylonitic granodiorite. The mineralization is associated with a N60°W-trending shear zone and disseminated and stockwork gold-copper deposits in the intrusive rocks. Some authors have categorized it as a Proterozoic porphyry gold-copper deposit. Hydrothermal alteration is overprinted on retrograde greenschist alteration and includes a central zone of silicification, followed outward by a narrow potassic zone, surrounded by propylitic alteration. Higher-grade mineralization occurs within a central core of thin quartz veining and stockwork mineralization that is surrounded by a zone of lower-grade disseminated mineralization. Disseminated sulfides and native copper with stockwork malachite and chrysocolla are present at the surface, and chalcopyrite, pyrite, minor bornite, primary chalcocite, pyrrhotite, and native copper are present at depth. Gold occurs as free gold.

The Copper King exploration property contains oxide, mixed oxide-sulfide, and sulfide rock types. At the stated cutoff grade 0.015oz AuEq/ton, approximately 80% of the resource is sulfide material with the remaining 20% split evenly between the oxide and mixed rock types. There is consistent distribution of gold and copper, albeit generally low-grade, throughout this potential open-pit type deposit.

U.S Gold Corp. Copper King Exploration Activities

In 2017, we performed two geophysical surveys at Copper King. A district-wide ground magnetic survey was completed in June 2017 and an induced polarization study was completed in October 2017. In addition, a complete compilation of the historic drilling database was done. The compilation was critical to verifying the northwest extension target. After the detailed geophysical studies were completed and interpreted, we developed exploration drill targets. The exploration drill program was completed in the Fall of 2017.

Preliminary Economic Assessment – Copper King Property, WY

A Preliminary Economic Assessment (“PEA”) for the historic Copper King deposit was updated by Mine Development Associates (MDA) and reported January 11, 2018. This PEA was prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”), which differ from SEC Industry Guide 7. This PEA is preliminary in nature and should not be considered to be a pre-feasibility or feasibility study, as the economic and technical viability of the Copper King Project have not been demonstrated at this time. Therefore, there can be no certainty that the estimates contained in the PEA will be realized. None of our properties contain any proven and probable reserves under SEC Industry Guide 7, and all of our activities on all of our properties are exploratory in nature.

2017 Drill Results – Copper King Property, WY

On January 30, 2018, we announced the results of our 2017 exploration drill program at Copper King. Hole CK17-01rc was a western step out hole from the historic deposit. The hole encountered mineralization of gold, copper, silver and zinc. Permitting and bonding for drilling at Copper King through a “Notification of Intent to Explore for Noncoal Minerals” was approved by the State of Wyoming Department of Environmental Quality based in Cheyenne, Wyoming. Assay results and interval thicknesses obtained in CK17-01rc were similar in value and character to assay intervals encountered in the Copper King deposit “main zone.” Assay results and characteristics of mineralization in this hole indicated the presence of a heretofore previously undiscovered zone of significant mineralization on the Copper King project.

2018 Drill Results – Copper King Property, WY

In October 2018, we announced the results of our 2018 eight-hole reverse circulation exploration drill program at Copper King. The eight holes indicated that the Copper King mineralization extended to the west, at least 200 meters, and maintains the historically measured and reported widths and depth to the deposit.

Drill Hole Analysis at Copper King Property, WY

On February 21, 2019, we announced that Datamine of Denver, CO, completed a comprehensive drill hole analysis of our Copper King gold-copper-silver-zinc deposit. Datamine included all of the historic drilling database and the step-out drill programs conducted by us in 2017 and 2018.

The Datamine study was designed to:

●	Organize the entire drill hole database for three-dimensional modeling purposes to include all the potential economic metals, not just gold and copper as previously modeled;
●	Provide detailed statistical analyses for informative and strategic interpretations;
●	Provide wireframe, closed, shapes and grade shells for the deposit; and
●	Provide indications, if any, for locations of additional discovery.

The Datamine updated exploration model that indicates that the deposit potentially remains open to the southwest and also to the southeast and appears to have a curved configuration as opposed to a more confined, previous west-northwestward tabular configuration. The Datamine exploration model also illustrates various isoshells for gold, copper, silver and zinc. Certain Datamine visuals can be viewed at https://www.usgoldcorp.gold/properties/copper-king/datamine.

We plan to use this new digital exploration model to assist with a future potential exploration drilling program that we believe could provide an opportunity to discover additional prospective ore extensions. We also plan to further explore for and characterize the high-grade target zones of mineralization within the deposit. We are currently reviewing the conclusions from the Datamine exploration model and intend to develop additional exploration programs in the second half of 2019 based upon the results. We are also re-examining all existing regional exploration data for the purpose of identifying additional new target opportunities in the vicinity of Copper King.

For 2019, the majority of our efforts are planned to be focused on advancing the Copper King project further towards an eventual production decision. Multiple outside contractors are being consulted with for additional metallurgical, environmental, baseline and hydrological studies.

Copper King Quality Control Procedures

The Copper King PEA outlines the drilling procedures; sample preparation, analysis and security; and data verification for historic drilling at Copper King. MDA concludes that “data verification procedures support the geological interpretations and confirm the database quality. Therefore, the Copper King database is adequate for estimating a potential mineral resource.” We continue to apply industry standard practices for drilling and sampling at Copper King.

Specifically, drilling carried out in 2017 and 2018 by AK Drilling of Butte, Montana using a reverse circulation drill rig followed industry standards. RC cuttings were run through a rotary splitter on the drill as drilling advanced, which is industry standard, and a representative sample collected from the discharge point of the splitter. Chip samples were bagged and labeled by the drillers and then shipped to Bureau Veritas Mineral Laboratories in Sparks, NV for analysis. BV Labs crushed, split and pulverized 250g of rock to 200 mesh and fire assayed the samples. Assay certificates were received, analyzed, summarized and reported by our geologic team. As standard practice, certified blanks and standards were inserted into the sample stream at the lab on regular intervals, by us and BV. As assay results were received the analyzed assay values for given blanks or standards were visually compared to the expected assay values, and if they fell within the expected range of deviation as provided by the blank-standard provider, they were considered “passed” and the assay results can be relied upon. If the analyzed results did not fall within the expected range of deviation, the blank or standard was considered “failed” and BV was asked to re-run the blank or standard for gold fire-assay, along with the preceding two drill hole samples and the two proceeding the failed blank or standard. When re-run assay results were received, they were compared with the original results and deemed acceptable or not. All results to date have met our acceptability using the above-mentioned protocols.

Keystone Project, Cortez Trend, Nevada

Location

The Keystone Project consists of 650 unpatented lode mining claims situated in Eureka County, Nevada. The claims making up the Keystone Project are situated in Eureka County, Nevada in Sections 2-4 and 9-11, Township 23 North, Range 48 East, and Sections 22-28, and 33-36 Township 24 North, all Range 48 East of the Mount Diablo Meridian.

Carlin Trend
Independence - Eureka Trend
Rabbit Creek Trend
Twin Creeks
Getchell
Midas
Jerritt Canyon
Burns Basin
Pinson
Dee
Bootstrap
Meikle
Preble
Blue Star
Betze-Post
Crowfoot-Lewis
Genesis
West Leeville
Lone Tree
Carlin
Gold Quarry
Mule Canyon
Florida Canyon
Rain/Emigrant
Firecreek
Railroad
Long Canyon
Standard
Battle Mtn Complex
Pinion
McCoy/Cove
Pipeline
Horse Canyon
Relief Canyon
Cortez
Cortez Hills/Gold rush
Sulfur-Lovelock-Austin Trend
Keystone Project
Tonkin Springs
Bald Mountain
Gold Pick/Stone
Alligator Ridge
Gold Bar
RENO
Battle Mountain - Eureka Trend
Ruby Hill Mine
Gold Bar North Project
Windfall
Lookout Mtn/ Ratto Canyon
Comstock
Taylor
Denton-Rawhide
Northumberland
WALKER LANE
Round Mountain
Santa Fe
Borealis
Atlanta
N
W
E
S
Goldfield
0 50 miles
0 80 Kilometers
Bullfrog
Sterling
LAS VEGAS
US Gold Corp Projects
Major gold mines and deposits
Major Gold Trends in Nevada
DCM 4-29-2019

Figure 2 – Location of Keystone Project and Major Gold Trends in Nevada

N
W
E
S
T24N
R48 ½ E
T24N, R48E
T23N, R48E
T23 ½ N
R49E
T23N, R49E
Copyright (C) 2009 MyTopo, 2006-2015 TomTom
SCALE 1:48000
0
1
2
3
Miles
0
1
2
3
4
5
Km

US Gold Corp.
Keystone claims

DCM 04-29-19

Figure 3 – Keystone Project Claim Boundaries

The Keystone Project is accessible via dirt roads. Navigation through the interior of the project is by off-road vehicle.

Title and Ownership for Keystone Project

The Keystone Project consists of unpatented mining claims located on federal land administered by the U.S. Bureau of Land Management (“BLM”). An annual maintenance fee of $165.00 per claim per year must be paid to the Nevada BLM by September 1 of each year, and failure to make the payment on time renders the claims void.

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

Congress has extended the claim maintenance requirements through 2016. It will therefore be necessary for us to perform the following acts in order to maintain the claims in 2016-2017 and each year thereafter: (1) on or before September 1 of each year, we must pay a maintenance fee of $165.00 per claim to the Nevada BLM, and (2) on or before November 1 of each year we must record an Affidavit and Notice of Intent to Hold in Eureka County.

We acquired the mining claims comprising the Keystone Project on May 27, 2016 from Nevada Gold Ventures, LLC and Americas Gold Exploration, Inc. (“Americas Gold”) under the terms of the Purchase and Sale Agreement. Some of the Keystone claims are subject to pre-existing net smelter royalty (“NSR”) obligations. In addition, under the terms of the Purchase and Sale Agreement, Nevada Gold Ventures, LLC retained additional NSR rights of 0.5% with regard to certain claims and 3.5% with regard to certain other claims. The unpatented mining claims comprising the Keystone Project, with applicable NSR obligations, are as follows:

1.	Acquired 100% from Americas Gold; subject to a one percent (1%) NSR held by Wolfpack Gold Nevada Corp.; a two percent (2.0%) NSR with respect to precious metals and one percent (1.0%) NSR with respect to all other metals and minerals held by Orion Royalty Company, LLC; and a one-half percent (0.5%) NSR to Nevada Gold Ventures, LLC.

27 unpatented lode mining claims situated in Eureka County, Nevada, in Sections 33 and 34, Township 24 North, Range 48 East, and Sections 3, 4, 9, and 10, Township 23 North, Range 48 East, Mount Diablo Base Line and Meridian.

2.	Acquired 100% from Americas Gold; subject to a three and one-half percent (3.5%) NSR to Nevada Gold Ventures, LLC

13 unpatented lode mining claims situated in Eureka County, Nevada, in Sections 27, 28 and 35, Township 24 North, Range 48 East, and Sections 2 and 3, Township 23 North, Range 48 East, Mount Diablo Base Line and Meridian.

3.	Acquired 100% from Nevada Gold Ventures, LLC; subject to a three and one-half percent (3.5%) NSR to Nevada Gold Ventures, LLC

28 unpatented lode mining claims situated in Eureka County, Nevada, in Sections 2 & 11, Township 23 North, Range 48 East, Mount Diablo Base Line and Meridian.

4.	Acquired 50% from Nevada Gold Ventures, LLC, 50% from Americas Gold, subject to a three and one-half percent (3.5%) NSR to Nevada Gold Ventures, LLC

216 unpatented lode mining claims, alphabetically ordered, situated in Eureka County, Nevada, in Sections 22, 23, 24, 25, 26, 27, 28, 33, 34, 35 & 36, Township 24 North, Range 48 East, Mount Diablo Base Line and Meridian.

Under the terms of the Purchase and Sale Agreement, we may buy down 1% of the NSR owed to Nevada Gold Ventures LLC at any time through the fifth anniversary of the closing date for $2,000,000. In addition, we may buy down an additional 1% of the NSR owed to Nevada Gold Ventures, LLC anytime through the eighth anniversary of the closing date for $5,000,000.

History of Prior Operations and Exploration on the Keystone Project

No comprehensive, modern-era, model-driven exploration has ever been conducted on the Keystone Project. Newmont drilled 6 holes in the old base metal and silver Keystone mine area in 1967 and encountered low grade (+/- 0.02 opt) gold intercepts. Chevron staked the property in 1981-1983 and drilled 27 shallow drill holes, continued by an agreement with USMX that drilled an additional 19 shallow holes; significant amounts of low grade and anomalous gold were intersected, but results were considered uneconomic, and the project dropped. In 1988 and 1989, Phelps Dodge acquired a southern portion of the district and drilled 6 holes, one of which total depth in gold mineralization, and was subsequently deepened in 1990 resulting in over 200’ of low-grade gold mineralization. About this time Coral Resources acquired a northern portion of the property and drilled 21 shallow holes to follow-up previous drill intercepts. 1995-1997, Golden Glacier, a junior company, acquired the north end of the district, and Uranerz a portion of the southern area; 6 holes were drilled in the north and only 2 holes in the south, respectively. The entire district was dropped by all parties.

In 2004 with the discovery of Cortez Hills and escalating gold prices, Nevada Pacific Gold, Great American Minerals (Don McDowell), and Tone Resources (Dave Mathewson) competed in claim staking the entire district. Subsequently, Don McDowell, founder of Great American Minerals approached Placer Dome (prior to Barrick acquisition) who discovered Pipeline and Cortez Hills, and who correctly recognized the Keystone district potential. Placer Dome entered into separate joint venture agreements with Nevada Pacific and Great American. The following year Barrick Gold bought Placer Dome and dropped all Placer Dome’s Nevada exploration projects and joint ventures, including Keystone. In 2006, Nevada Pacific and Tone were purchased by McEwen Mining. McEwen Mining, drilled 35 holes mostly near the north end of the district; targeting the range front pediment and the historic Keystone Mine.

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

Keystone Exploration Activities for the twelve months ended April 30, 2019

We engage in exploration activities throughout each fiscal period to advance its mineral properties.

Keystone Plan of Operations (POO) Approval and Fall 2018 Drill program

On September 7, 2018 the U.S. Federal Government’s Department of the Interior, Bureau of Land Management (BLM) approved the previously filed Environmental Assessment (EA) and Plan of Operations (POO) for our Keystone Project on Nevada’s Cortez Gold Trend. The POO was subject to additional oversight and approval from the Nevada Department of Environmental Protection (NDEP), which was received at the end of October 2018. Exploration related disturbance and reclamation bonding is possible in multiple phases of up to 50 acres each up to a total of 200 acres. On October 10, 2018, we received a letter from the BLM giving notice to proceed with its previously filed 2018 exploration plan. In September 2018, we advanced an additional reclamation bond payment of $319,553 for the first 50-acre disturbance. Total reclamation bond balance on the Keystone project total $346,947. After receiving all final permits and sign offs for road work, drill pad and surface disturbance, in November 2018, we commenced its Autumn 2018 drilling program at Keystone.

Master of Science Thesis – Keystone Property, NV

Gabriel E. Aliaga (“Gabriel”) is a Geology major at the University of Nevada, Reno, studying under Dr. Michael W. Ressel. Over the past two years, Gabriel worked on the Keystone project under a sponsorship by us. Gabriel worked directly with Dave Mathewson, our former Vice President of Exploration, and Tom Chapin, Senior Consulting Geologist.

Gabriel completed his Master of Science Thesis in Geology (“Master Thesis”) entitled, “Igneous Geology of the Keystone Window, Simpson Park Mountains, Eureka County, Nevada: Age, Distribution Composition and Relationship to Carline-style Gold Mineralization”, dated December 2018. The Master Thesis is available at: https://www.usgoldcorp.gold/keystone-master-thesis.pdf.

Gabriel’s Master Thesis focused on the geology of the Keystone project. Before his work there was relatively little quality historical information data generated in the Keystone district. Gabriel’s work increased our overall understanding of the geology and opportunity of the Keystone district and resulted in important understandings of the district geology and age dating of the intrusives and associated hydrothermal gold systems at Keystone. It also provided some valuable timing information and mineral association characterization ranging from skarn mineralization to the broad, pervasive, epithermal-style mineralization.

We believe we are exploring a complex early Tertiary gold system comparable in size and character to many of the known large gold systems. The multiple and clustered intrusives and extrusives at Keystone range in composition from intermediate to very siliceous. All of the dates from numerous samples of these intrusive and extrusive rock units are early Tertiary (Eocene) in age and range from about 36 to 34.5Ma (million years ago). Age dating of illite alteration of andesite dikes at Keystone, believed to be associated with a major gold-epithermal event, provided dates of 35.71+/- 0.12Ma, and 35.54+/- 0.06Ma. These Keystone dates compare very closely with reported mineralization-related age dates from the major Cortez Hills gold deposit to the north, ranging from 35.70 +/-0.14 to 35.31 +/-0.37Ma (Arbonies, DG, Creel, KD, and Jackson, ML, 2010, Geological Society of Nevada Symposium Volume p.457).

In addition, Keystone has an important and large aeromagnetic expression of about 25sq km; this geophysical anomaly is comparable in size to those of the central and south Carlin and Battle Mountain District aeromagnetic expressions. Our geologists believe the hydrothermal gold system at Keystone is roughly comparable in size to those within the Twin Creeks, Battle Mountain, Carlin Trend, and Cortez Districts.

2018 Drill Results at Keystone Property, NV

On March 6, 2019, we announced results of our 2018 drilling program and receipt of all the assay results from the 20 square mile, Keystone project, in Nevada’s Cortez Trend. Highlights of the drilling program were:

●	2018 drilling, comprised of a total of fifteen holes, and was conducted in two phases
●	Phase 1 drilling provided “scout” drill tests within several broad new target areas and was limited due to permitting constraints
●	Phase 2 drilling began in early November (upon approval of the district-wide Environmental Assessment and Plan of Operations) and provided a first test to several drill targets in areas previously inaccessible due to permitting limitations
●	Numerous holes intersected significant gold assay intervals
(see below, Table 1: Summary of 2018 Keystone drill results)

This program was comprised of fifteen widely-spaced, reverse circulation target assessment holes, including two holes lost prematurely: Key 18-06rc & 18-12rc, and one re-drill of a lost hole, occupying the same site: Key18-10rc and 18-11rc. All holes were drilled into several large target zones and generally served as first-pass target assessment tests. The fifteen holes comprise a total of 25,310 feet (7,714 m). All of the holes encountered moderate to thick intervals of anomalous gold with moderate to locally very strong associated pathfinder metals. Many of these also intersected significant gold assay intervals; the results of which are provided in the results table (see below, Table 1: Summary of 2018 Keystone drill results).

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

Management believes the drilling at Keystone continues to show that the right ingredients are present for large gold deposits. The strong anomalous gold in the latest drill holes strengthens that belief. Finding the right structure and feeder zones that would host these large deposits becomes the focus of our 2019 program.

During 2018, we completed detailed geological mapping over the entire district, conducted a considerable amount of fill-in gravity to tighten up identification and qualification of structures and alteration features, and infilled and added soils and rock assaying to assist in zeroing in on new and existing target opportunities. With the Master Thesis information, we believe we are able to make important qualifications of the intrusive rock, especially those that are considered spatially and timing-wise important to target opportunities.

With the approval of the POO in September 2018, we can design a drill program specific to target assessment with multiple stage drill hole follow-ups, as warranted. This should improve future target evaluations not previously possible.

The drilling conducted to date, combined with the recently obtained and assessed geophysical and geochemical data may enable us to locate and qualify the gold-bearing fluid conduits that have supplied the gold to the gold-bearing mineral system that is in evidence within the Keystone district.

The Keystone 2018 phase 2 program was started in November 2018 and had to demobilize by the end of December 2018 due to the winter weather. Of the multiple targets identified, we were able to drill six holes, including Key18-10rc, which was lost and re-drilled at the same site with Key18-11rc, and hole Key18-12rc, which was lost above the target zone. The analysis of these six drill holes have yielded important additional information to our overall exploration efforts and ongoing target refinement.

Additional highlights of the 2018 Keystone exploration program are:

●	The Keystone District is located along the southeast extension of the Pipeline-Cortez District corridor as confirmed by the presence of an early-Tertiary complex intrusive center, widespread gold and pathfinder metal distribution, the presence of permissive host rocks of both upper- and lower-plate Paleozoic transitional carbonate rocks, the presence of a strong north-northwest-trending gravity and magnetic linear, and the spatially coincident Strontium 86/87 (.706) data generally considered to be indicative of probable source of gold along a major right-lateral north-northwest-trending suture within Proterozoic and, or Archean oceanic crustal rocks below the Paleozoic transitional host rock package.

●	Multiple, Carlin-type gold deposit target settings are present within the twenty square mile area Keystone District, controlled by us. These targets have been and are continuing to be synthesized from large volumes of historic and newly acquired, comprehensive exploration data, including CSAMT, aeromagnetics, detailed gravity, detailed geologic mapping, and abundant new surface geochemistry. Each new drill hole lends towards new target synthetization and direction.

●	Prospective host rocks for gold mineralization at Keystone include upper-plate Cambrian Comus Formation, comprised largely of calcareous siltstones very similar to Comus host rocks in the Getchell and Twin Creeks District to the northwest, and the lower-plate Horse Canyon, Wenban, and upper Roberts Mountains Formations of Devonian age, and the Silurian age Roberts Mountains Formation. Detailed litho-stratigraphic analyses at Keystone show that the Wenban is very similar, if not essentially identical, to the primary host Wenban unit in the Pipeline-Cortez District. The total prospective host unit thicknesses at Keystone comprise several thousand feet. These favorable rock units are variably exposed at the surface and, or at reasonably shallow drill hole depths in the District. The Master Thesis, focused on the Keystone intrusive and extrusive rock units, demonstrated the presence of a very complex, early-Tertiary intrusive/extrusive magmatic setting of very similar character and ages to those in the Cortez District just to the north.

●	2018 drilling, comprising a total of fifteen holes, was conducted in two phases (see below, Table 1: Summary of 2018 Keystone drill results). Phase 1 provided drill tests within several broad target areas - and was limited in extent as a result of permitting constraints to this earlier point in time under the 5 acres of disturbance notice of intent (NOI) constraints. Phase 2 drilling began in early November immediately upon Bureau of Land Management (BLM) approval of the district-wide Environmental Assessment (EA) and Plan of Operations (POO).

●

All fifteen holes were drilled by reverse circulation methods and sampling was conducted under the supervision of our Project Geologist, Kenneth Coleman, and generally assayed each five-foot interval split using Bureau Veritas Mineral Laboratories pulp preparation facility in Elko, NV. Resulting pulps were shipped to Bureau Veritas certified laboratory in Sparks, NV, or Vancouver BC, and analyzed for gold using fire assay fusion and atomic absorption spectroscopy (AAS) finish on a 30-gram pulp split. All other elements were determined by ICP analyses. Data verification of the analytical results included a statistical analysis of the standards and blanks that must pass parameters of acceptance.

Information on the 2018 drill results is available at http://usgoldcorp.gold/keystone-drill-results-2018.pdf

Table 1: Summary of 2018 Keystone drill results

Map 1: Keystone Drill Plan Map for 2018

2019 Planned Drill Program at Keystone Property, NV

On June 6, 2019, we announced the commencement of the 2019 drilling program at the Keystone Project. The program is designed to test several drill targets in areas previously inaccessible with a drill because of permitting limitations and follow up on encouraging results from late 2018 drilling. Identification and qualification of these targets has been in progress since the onset of the exploration program almost 3 years ago. This targeting effort has included iterative detailed gravity surveys, detailed geological mapping and associated prospecting, rock sampling and detailed gridded soil surveys, in addition to prior scout hole drilling. 2016-2018 scout-type drill holes, comprised of 34 individual holes drilled from 15 total drill sites, have importantly added to the knowledge of, and geological understandings of the permissive lithologies and favorable stratigraphy of the project. Scout drilling encountered thick sections of permissive host rocks, including Comus, Horse Canyon, Wenban, and Roberts Mountains Formations (similar host rock packages to the sizeable deposits at the north of the Cortez Trend), hosting anomalous to multiple gram gold intervals associated with very anomalous and thick intervals of pathfinder metals. The 2019 drilling program is now expected to provide a first test to some of the most compelling targets on the Keystone project.

The following provides a brief summary description of these prioritized 2019 Keystone drill targets:

Greenstone Gulch

Two holes are planned in this area (PH-1 and PH-6). There has been no previous drilling in the Greenstone Gulch target area. Upper Plate Cambrian-Ordovician Comus Formation calcareous siltstones, limestones and greenstones are exposed at surface and are variably altered along NW and NE trending, partly dacitic dike filled structural zones. Lower Plate Devonian rocks are expected at shallow depths below surface. Surface soil and rock geochemistry shows a strong pathfinder element anomaly coincident with the NW structural zones. Targeting collapse breccias and bedding replacements developed in lower Comus, at the Devonian Horse Canyon-Wenban contact, and in Wenban Unit 5.

Sophia

Two holes will be drilled (PH-2 and PH-7) to follow up on previous drilling in the target area, especially hole Key18-09rc. Hole Key18-09rc encountered over 350 feet of nearly continuous oxidized breccia at the bottom, where it was lost at 1,605 feet in a 20-foot-wide open void. The oxidized breccia is located in Horse Canyon below a thick section of Comus skarn and hornfels. Comus skarn above the oxidized breccia yielded a 20-foot intercept of 1.135 g/t gold in garnet-magnetite skarn. The breccia at depth displays strongly anomalous gold, arsenic, thallium, mercury and many other elements, including thallium over 380 ppm. Sophia is located at the intersection of two broad NNW and NNE trending structural zones, the intersection being coincident with the strongest pathfinder soil anomalies at Keystone, a large gravity low and strong surface alteration characterized by bleaching, Fe staining, silicification and barite-alunite. Targeting a large collapse breccia developed in Horse Canyon and Wenban, similar in style and geometry to the Cortez Hills breccia deposit.

Tip Top

Two holes are planned (PH-3 and PH-8) to follow up on previous drilling in the target area, which encountered encouraging gold and Carlin-style alteration and pathfinder geochemistry. The target is located at the intersection of a major NNW trending structural zone with several NNE and NE trending fault zones which down-drop Upper Plate rocks against Lower Plate rocks. The NNW structural zone is identified as a district scale mineralized conduit at Keystone. Surface soil and rock geochemistry shows a strong pathfinder and gold anomaly coincident with a large gravity low in the immediate target area. Previous drilling has shown gold, Carlin-style alteration and oxidation are increased along the NNW structural zone. In addition, a long strike length, NW striking-shallow dipping structure was identified in previous drilling, with associated gold and dolomitization. Targeting a shallow, Goldrush-style breccia and replacement deposit developed at the intersection of the broad NNW trending structural zone with the NW striking, shallow dipping structure, and collapse breccias developed in Wenban Unit 5 in the footwall of the major NNW structural zone.

McClusky West

One hole is planned (PH-4), southwest of the Sophia target area. Very shallow historic drilling to the west of the target area tested strong Carlin-style alteration and surface geochemical anomalies, characterized mostly by silicification and bleaching with anomalous arsenic-antimony-thallium-mercury and gold. A large gravity low is present here, coincident with an arcuate feature-landslide scarp located at the intersection of a broad NNE structural zone and a major WNW fault. In addition, at this location Lower Plate rocks are further away from the aureoles of the Walti and Mud Springs intrusives than the Sophia target area. Targeting a large collapse breccia similar in style to Cortez Hills, developed in Devonian Horse Canyon and Wenban carbonates.

Mud Springs

One hole is planned (PH-5), in this target area with no previous drilling. A pronounced gravity low is present with the mapped Mud Springs intrusion, adjacent to where a major NNW structural zone that serves as a district scale conduit at Keystone is projected to cut the intrusion. At the location of the gravity low, a geochemically anomalous NNE structural zone projected southwest from the Breccia Ridge target area forms an intersection zone with the major NNW structural zone. A recessive zone surrounded by variably brecciated exposures of marble (Wenban likely) with anomalous arsenic and other elements is present as well, with a few rock chips of quartz veins and silicified diorite yielding anomalous gold to 41 ppb. Targeting a confined collapse breccia developed in marble adjacent to the Mud Springs intrusion, of a similar style to Deep Star on the Carlin Trend.

Nina Skarn

One hole is planned (PH-9), in this new target area with no previous drilling. Devonian Horse Canyon and Wenban pyroxene skarn and hornfels are present at surface, coincident with a +2,000-foot-long gold soil anomaly with up to 200 ppb samples and associated coincident anomalous Te-Bi-Zn-Ag. This anomalous skarn zone is parallel to and appears confined to the east of a major NNW structural zone which confines strong Carlin-style alteration to the south in the Sophia Target. At the proposed hole location, several WNW trending structures are mapped cutting the skarn, with anomalous arsenic and thallium coincident with their surface traces. The potential for both gold bearing skarn and skarn hosted Carlin-type mineralization (ie. Fourmile, Deep Star) is good at this location; both ideas are the targets being pursued for this proposed hole.

Breccia Ridge

One hole is planned (PH-10), to the north of U.S. Gold Corp’s previous drilling, where one of the largest gravity lows at Keystone is strongest and is coincident with the intersection of several NNE and WNW striking faults. At the intersection, surface soil geochemistry is strongly anomalous in arsenic, with anomalous thallium surrounding the arsenic high. Ordovician Valmy chert and quartzite is exposed at surface, showing strong Fe and As oxide staining, barite-alunite, silicification, and bleaching. A circular collapse-looking feature is localized at the direct intersection of the NNE and WNW structural zones, suggesting a moderately plunging breccia body may be present at depth. Upper Plate Cambrian-Ordovician Comus and Lower Plate Devonian carbonates are projected to be at reasonable drilling depths at the target location and are the targeted units for potentially mineralized collapse breccia development.

Quality Control Procedures for Keystone

We apply industry standard practice to quality control of drilling, sampling and assaying. Both phase 1 and phase 2 drilling at Keystone was carried out in 2018 by Envirotech Drilling LLC of Winnemucca, NV using a reverse circulation drill rig. RC cuttings were run through a rotary splitter on the drill as drilling advanced, which is industry standard, and a representative sample collected from the discharge point of the splitter. Chip samples were bagged and labeled by the drillers and then picked up from the site by a Bureau Veritas Minerals Laboratories Technician and taken to their Elko prep facility. Samples were prepped in Elko and then the pulps were shipped by BV to their lab in Sparks, NV for analysis. BV Labs crushed, split and pulverized 250g of rock to 200 mesh and fire assayed the samples. Assay certificates were received, analyzed, summarized and reported by our geologic team. As standard practice, certified blanks and standards were inserted into the sample stream at the lab on regular intervals, by us and BV. As assay results were received the analyzed assay values for given blanks or standards were visually compared to the expected assay values, and if they fell within the expected range of deviation as provided by the blank-standard provider, they were considered “passed” and the assay results can be relied upon. If the analyzed results did not fall within the expected range of deviation, the blank or standard was considered “failed” and BV was asked to re-run the blank or standard for gold fire-assay, along with the preceding two drill hole samples and the two proceeding the failed blank or standard. When re-run assay results were received, they were compared with the original results and deemed acceptable or not. All results to date have met our acceptability using the above-mentioned protocols.

Gold Bar North Project, Cortez Trend, Nevada

In August 2017, we closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold Ventures LLC, pursuant to which we purchased all right, title and interest in the Gold Bar North Property, a gold exploration project located in Eureka County, Nevada. The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 15,000 shares of our common stock which were issued in August 2017. David Mathewson, our then Chief Geologist (now former) was the managing member of Nevada Gold Ventures LLC. Gold Bar North consists of 49 unpatented lode mining claims situated in Eureka County, Nevada. We do not consider the Gold Bar North Property as a material property and are currently focusing the majority of our limited resources on exploration activities at the Copper King and Keystone properties.

Figure 4 – Gold Bar North Project Claim Boundaries

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

Mining operations and exploration activities are subject to various federal, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required in conducting our exploration, development and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the United States. A leak that exceeded our permit limitations was detected in the Barren Pond. We have reported the occurrence as required by the permit, routed process fluids around the pond, and are now actively working on locating the leak and repairing it. No interruptions to operations are anticipated. This leak did not constitute a release to the environment, as the pond is triple lined and the leak was into the leak detection sump, above two of the three lines layers of the system.

On lands owned by the United States, mining rights are governed by the General Mining Law of 1872, as amended (“General Mining Law”), which allows the location of mining claims on certain federal lands upon the discovery of a valuable mineral deposit and compliance with location requirements. The exploration of mining properties and development and operation of mines is governed by both federal and state laws. Federal laws that govern mining claim location and maintenance and mining operations on federal lands administered by the Bureau of Land Management (“BLM”) are generally administered by the BLM. Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).

Future exploration drilling on any of our properties that consist of BLM land will require us to either file a Notice of Intent (NOI) or a Plan of Operations with the BLM, depending upon the amount of new surface disturbance that is planned. A Notice of Intent is required for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period. Currently, we are working off 5 separate NOIs at Keystone. A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work. A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys and other factors as may be determined by the BLM. We filed our Environmental Assessment with the BLM in Q1, 2018. We received the Finding of No Significant Impact at the end of September 2018. This Plan of Operations gives us 200 acres of surface disturbance and greatly expands our exploration potential. In September 2018, U.S. Gold Corp. advanced an additional reclamation bond payment of $319,553 for the first 50-acre disturbance. After receiving all final permits and sign offs for road work, drill pad and surface disturbance, in November 2018, we commenced our Autumn 2018 drilling program at Keystone.

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

For the fiscal years ended April 30, 2019 and April 30, 2018, our compliance costs regarding environmental permitting requirements and consultancy were $84,380 and $188,433 respectively. We paid approximately $74,840 to Wood Environment and Infrastructure Solutions, Inc. during fiscal 2019 and paid approximately $200,100 to Amec Foster Wheeler plc during fiscal 2018.

Item 1A. RISK FACTORS

We will require significant additional capital to fund our business plan.

We will be required to expend significant funds to determine if any proven and probable mineral reserves might exist at our properties, to continue exploration and if warranted, develop our existing exploration properties and to identify and acquire additional properties to diversify our properties portfolio. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration. We may not benefit from some of these investments if we are unable to identify any commercially exploitable mineralized material.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold. Capital markets worldwide have been adversely affected by substantial losses by financial institutions, caused by investments in asset-backed securities. We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration operations and the possible partial or total loss of our potential interest in our Properties.

We have a limited operating history on which to base an evaluation of our business and prospects.

Since our inception we have had no revenue from operations. We have no history of producing metals from any of our exploration properties. Our properties are exploration stage properties. Advancing properties from the exploration stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the potential mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

●	completion of feasibility studies to verify potential reserves and commercial viability, including the ability to find sufficient gold mineral reserves to support a commercial mining operation;
●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;
●	the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;
●	the availability and cost of appropriate smelting and/or refining arrangements, if required;
●	compliance with environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration activities, as warranted;

●	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent exploration activities;
●	potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and
●	potential shortages of mineral processing, construction and other facilities related supplies.

The costs, timing and complexities of exploration activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if ever commenced, development, construction and mine start-up. Accordingly, our activities may not ever result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future. We incurred the following losses from continuing operations during each of the following periods:

●	$8,047,000 for the year ended April 30, 2019; and

●	$7,827,000 for the year ended April 30, 2018.

We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generate sufficient revenues to fund continuing operations. We recognize that if we are unable to generate significant revenues from future potential mining operations and dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition.

Exploring for gold is an inherently speculative business.

Natural resource exploration and exploring for gold in particular is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other resources which can be mined or extracted at a profit. Although the Copper King Project has a known historical gold deposit, the deposit may not be of the quality or size necessary for us to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent expansion of potential gold deposits.

Our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines.

Most of our directors and executive officers lack significant experience or technical training in exploring for precious and base metal deposits and in developing mines. Accordingly, although our Project Geologist has significant experience with early stage gold and base metal exploration, our management may not be fully aware of many of the other specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our future exploration operations, potential earnings, and ultimate financial success could suffer irreparable harm due to some of our management’s lack of experience in the mining industry.

We will need to obtain additional financing to fund our Copper King, Keystone and Gold Bar North exploration programs.

We do not have sufficient capital to fund our future exploration programs for the Copper King Project, the Keystone Project or the Gold Bar North Project as they are currently planned or to fund the acquisition and exploration of new properties. We will require additional funding to continue our planned future exploration programs. Management estimates that we will require up to $1,500,000 in order to fund our Fiscal Year 2020 combined planned exploration programs. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.

We do not know if our properties contain any gold or other minerals that can be mined at a profit.

Although the properties on which we have the right to explore for gold are known to have historic deposits of gold, there can be no assurance such deposits can be mined at a profit. Whether a gold deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of gold, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection.

All our projects are in the exploration stage.

Copper King does not have any mineral reserve estimation in accordance with SEC Industry Guide 7. There are currently no estimates of gold mineralization at the Keystone Property or Gold Bar North Property available in historical data obtained during the property purchases. There is no assurance that we can establish the existence of any mineral reserves on Copper King or Keystone in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the properties and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserves in a commercially exploitable quantity, the exploration component of our business could fail.

We have not established that our Copper King, Keystone Property or Gold Bar North Property contains any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in its Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability our mineral Properties do not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover a mineral reserve on our Properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Mineral exploration involves a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

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

We have no history of producing metals from our current exploration properties. We do not produce gold and do not currently generate operating earnings. While we seek to advance our projects and properties through exploration, such efforts will be subject to all of the risks associated with establishing new future potential mining operations and business enterprises, including:

●	the timing and cost, which are considerable, of the construction of mining and processing facilities;
●	the ability to find sufficient gold reserves to support a profitable mining operation;
●	the availability and costs of skilled labor and mining equipment;
●	compliance with environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration activities;
●	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants that may delay or prevent exploration activities; and
●	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies.

It is common in new mining operations to experience unexpected problems and delays during exploration activities. In addition, our management will need to be expanded. This could result in delays in the commencement of potential mineral production and increased costs of production. Accordingly, we cannot assure you that our activities will result in any profitable mining operations or that we will ever successfully establish mining operations.

Estimates of mineral resources are subject to evaluation uncertainties that could result in project failure.

Our exploration and future potential mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineral resources/reserves within the earth using statistical sampling techniques. Estimates of mineral resource/reserve on our properties would be made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating potential mineral resources/reserves. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to any commercially viable operations in the future.

Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

As we have not completed feasibility studies on our Copper King, Keystone and Gold Bar North Properties and have not commenced actual production. Future potential mineral resource estimates may require adjustments or downward revisions. In addition, the grade ultimately mined, if any, may differ from that indicated by our preliminary economic assessment and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

Extended declines in market prices for gold or copper may render portions of our potential mineralization uneconomic and result in reduced reported mineralization or adversely affect any future potential commercial viability determinations we may reach. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our Properties.

We may not be able to obtain all required permits and licenses to place any of our properties into future potential production.

Our current and future operations, including additional exploration activities, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, exploration, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in mineral property exploration generally experience increased costs, and delays in exploration and other schedules as a result of the need to comply with applicable laws, regulations and permits. We cannot predict if all permits which we may require for continued exploration, will be obtainable on reasonable terms, if at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing exploration operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

Parties engaged in exploration operations may be required to compensate those suffering loss or damage by reason of the exploration activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation thereof, could have a material adverse impact on our operations and cause increases in capital expenditures or production costs or reduction in levels of exploration activities at our properties or require abandonment or delays in future activities.

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

Our current and future operations are and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, and exploration;
●	laws and regulations related to exports, taxes and fees;
●	labor standards and regulations related to occupational health and mine safety; and
●	environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection.

Companies engaged in exploration activities often experience increased costs and delays in exploration and other schedules as a result of the need to comply with applicable laws, regulations and permits. Failure to comply with applicable laws, regulations and permits may result in enforcement actions, including the forfeiture of mineral claims or other mineral tenures, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions. We may be required to compensate those suffering loss or damage by reason of our mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits. Existing and possible future laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in exploration.

Our business is subject to extensive environmental regulations that may make exploring, or related activities prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations that can substantially delay exploration and make exploration expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of exploring and other related activities on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploration, or other activities, and adversely affect our financial position. If we are unable to fully remedy an environmental problem, we might be required to suspend exploration operations or to enter into interim compliance measures pending the completion of the required remedy. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) and such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration will be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under specific federal and state exploration operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

We may be denied the government licenses and permits which we need to explore on our properties. In the event that we discover commercially exploitable deposits, we may be denied the additional government licenses and permits which we will need to mine our properties.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States BLM, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian graveyards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

The values of our properties are subject to volatility in the price of gold and any other deposits we may seek or locate.

Our ability to obtain additional and continuing funding, and our profitability in the unlikely event we ever commence future mining operations or sell the rights to mine, will be significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration activities of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future progression of our properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the continuation of our properties economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is that you will lose money.

Our property titles may be challenged, and we are not insured against any challenges, impairments or defects to our mineral claims or property titles.

Our unpatented Keystone claims were created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. We have obtained a title report on our Keystone claims but cannot be certain that all defects or conflicts with our title to those claims have been identified. Further, we have not obtained title insurance regarding our purchase and ownership of the Keystone claims. Defending any challenges to our property titles may be costly and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase its costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future.

The value of our properties and any other projects we may seek or locate is subject to volatility in the price of gold.

Our ability to obtain additional and continuing funding, and our profitability if and when we potentially commence future mining or sell our rights to mine, will be significantly affected by changes in the market price of gold and other mineral deposits. Gold and other minerals prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. The price of gold may be influenced by:

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

The price of gold and other minerals have fluctuated widely in recent years, and a decline in the price of gold or other minerals could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration of our property impracticable. If that happens, then we could lose our rights to our property or be compelled to sell some or all of these rights. Additionally, the future progression of our properties beyond the exploration stage is heavily dependent upon gold prices remaining sufficiently high to make the continuation of our property economically viable.

Possible amendments to the General Mining Law and other regulations could make it more difficult or impossible for us to execute our business plan.

In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law, as well as legislation that would make comprehensive changes to the law. Although no such comprehensive legislation has been adopted to date, there can be no assurance that such legislation will not be adopted in the future. If adopted, such legislation, if it includes concepts that have been part of previous legislative proposals, could, among other things, (i) limit on the number of millsites that a claimant may use, (ii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (iii) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims and millsites, (iv) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the General Mining Law, (v) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented, (vi) impose royalties on gold and other mineral production from unpatented mining claims or impose fees on production from patented mining claims, and (vii) impose a fee on the amount of material displaced at a mine. Further, such legislation, if enacted, could have an adverse impact on earnings from our exploration operations, could reduce future estimates of any reserves we may establish and could curtail our future exploration activity on our unpatented claims.

Our ability to conduct exploration, and related activities may also be impacted by administrative actions taken by federal agencies. With respect to unpatented millsites, for example, the ability to use millsites and their validity has been subject to greater uncertainty since 1997. In November of 1997, the Secretary of the Interior (appointed by President Clinton) approved a Solicitor’s Opinion that concluded that the General Mining Law imposed a limitation that only a single five-acre millsite may be claimed or used in connection with each associated and valid unpatented or patented lode mining claim. Subsequently, however, on November 7, 2003, the new Secretary of the Interior (appointed by President Bush) approved an Opinion by the Deputy Solicitor which concluded that the mining laws do not impose a limitation that only a single five-acre millsite may be claimed in connection with each associated unpatented or patented lode mining claim. Current federal regulations do not include the millsite limitation. There can be no assurance, however, that the Department of the Interior will not seek to re-impose the millsite limitation at some point in the future.

In addition, a consortium of environmental groups has filed a lawsuit in the United District Court for the District of Columbia against the Department of the Interior, the Department of Agriculture, the BLM, and the U.S. Forest Service (“USFS”), asking the court to order the BLM and USFS to adopt the five-acre millsite limitation. That lawsuit also asks the court to order the BLM and the USFS to require mining claimants to pay fair market value for their use of the surface of federal lands where those claimants have not demonstrated the validity of their unpatented mining claims and millsites. If the plaintiffs in that lawsuit were to prevail, that could have an adverse impact on our ability to use our unpatented millsites for facilities ancillary to our exploration and could significantly increase the cost of using federal lands at our properties for such ancillary facilities.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate. Environmental legislation is evolving in a manner which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. These laws address emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays and may cause material changes or delays in our operations and future activities. It is possible that future changes in these laws or regulations could have a significant adverse impact on our properties or some portion of our business, causing us to re-evaluate those activities at that time.

CERCLA: In 2009, the U.S. Environmental Protection Agency (“EPA”) announced that it would develop financial assurance requirements under CERCLA Section 108(b) for the hard rock mining industry. On January 29, 2016, the U.S. District Court for the District of Columbia issued an order requiring that if the EPA intended to prepare such regulations, it had to do so by December 1, 2016. The EPA did comply with that order by issuing draft proposed regulations on December 1, 2016. The EPA subsequently issued its proposed rule on January 11, 2017. Under the proposed rule, owners and operators of facilities subject to the rule have been required, among other things, to (i) notify the EPA that they are subject to the rule; (ii) calculate a level of financial responsibility for their facility using a formula provided in the rule; (iii) obtain a financial responsibility instrument, or qualify to self-assure, for the amount of financial responsibility; (iv) demonstrate that they had obtained such evidence of financial responsibility; and (v) update and maintain financial responsibility until the EPA released the owner or operator from the CERCLA Section 108(b) regulations. As drafted, those additional financial assurance obligations could have been in addition to the reclamation bonds and other financial assurances we have and would be required to have in place under current federal and state laws. If such requirements had been retained in the final rule, they could have required significant additional expenditures on financial assurance, which could have had a material adverse effect on our future business operations.

However, after an extended public comment period, the EPA decided on December 1, 2017 not to adopt the proposed rule, and not to impose additional financial assurance obligations on the hard rock mining industry. It is possible that one or more non-governmental organizations will file lawsuits challenging that decision.

Clean Air Act: The Clean Air Act, as amended, restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the Clean Air Act and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

NEPA: The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an EIS. The United States Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

CWA: The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

SDWA: The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Nevada Laws: At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Nevada state law requires mine operators to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, operators are required to hold Nevada Reclamation Permits. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. We have set up a provision for our reclamation bond at the Pan Mine. Compliance with this and other federal and state regulations could result in delays in beginning or expanding operations, incurring additional costs for investigation or cleanup of hazardous substances, payment of penalties for non-compliance or discharge of pollutants, and post-mining closure, reclamation and bonding, all of which could have an adverse impact on our financial performance and results of operations.

Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

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

We rely on contractors to conduct a significant portion of our exploration operations.

A significant portion of our exploration operations are currently conducted in whole or in part by contractors. As a result, our exploration operations are subject to a number of risks, some of which are outside our control, including:

●	negotiating agreements with contractors on acceptable terms;
●	the inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;
●	reduced control over those aspects of operations which are the responsibility of the contractor;
●	failure of a contractor to perform under its agreement;
●	interruption of exploration operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
●	failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
●	problems of a contractor with managing its workforce, labor unrest or other employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

Our exploration activities may be adversely affected by the local climate or seismic events, which could prevent us from gaining access to our property year-round.

Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or may otherwise prevent us from conducting exploration activities on our property. There may be short periods of time when the unpaved portion of the access road is impassible in the event of extreme weather conditions or unusually muddy conditions. During these periods, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration activities on them.

We may be unable to secure surface access or purchase required surface rights.

Although we acquire the rights to some or all of the minerals in the ground subject to the mineral tenures that it acquires, or has a right to acquire, in most cases it does not thereby acquire any rights to, or ownership of, the surface to the areas covered by such mineral tenures. In such cases, applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on exploration activities, however, the enforcement of such rights through the courts can be costly and time consuming. It is necessary to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to access the surface and carry on exploration activities, we will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase of such surface rights, and therefore we may be unable to carry out planned exploration activities. In addition, in circumstances where such access is denied, or no agreement can be reached, we may need to rely on the assistance of local officials or the courts in such jurisdiction the outcomes of which cannot be predicted with any certainty. Our inability to secure surface access or purchase required surface rights could materially and adversely affect our timing, cost or overall ability to develop any potential mineral deposits we may locate.

Joint ventures and other partnerships may expose us to risks.

We may enter into future joint ventures or partnership arrangements with other parties in relation to the exploration, of a certain portion of the Copper King, Keystone and Gold Bar North Properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of consenting documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition.

We are dependent on a relatively small number of key employees, including our President and Chief Executive Officer, our Chief Operating Officer and our Project Geologist. The loss of any officer could have an adverse effect on us. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. As of April 30, 2019, management has concluded that our internal controls over financial reporting were not effective.

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

Although our common stock is currently quoted on Nasdaq, there is limited trading activity. We can give no assurance that an active market will develop, or if developed, that it will be sustained. If an investor acquires shares of our common stock, the investor may not be able to liquidate our shares should there be a need or desire to do so. Only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity of our common stock is limited and may be dependent on the market perception of our business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to our performance due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans.

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

On June 19, 2019, we filed a Certificate of Designations, Preferences and Rights of the Series F Preferred (the “Certificate of Designations”) with the Secretary of State of the State of Nevada amending its articles of incorporation to establish the Series F Preferred and the number, relative rights, preferences and limitations thereof. Pursuant to the Certificate of Designations, 1,250 shares of preferred stock have been designated as Series F Preferred, and each of the shares of Series F Preferred initially is convertible, at the election of the holder, into a number of shares of our common stock equal to the stated value of the Series F Preferred Share, which is $2,000, subject to specified adjustments, divided by the conversion price, which is $1.14 per share, subject to specified adjustments subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise.

On June 19, 2019, we sold, under the terms of a securities purchase agreement, 1,250 Series F Preferred units, for $2,000 per unit, for an aggregate purchase price of $2,500,000. Each unit consisted of one (1) share of 0% Series F Preferred Stock and 878 Class X Warrants on a registered basis and 1,755 Class A Warrants on an unregistered basis. We sold a total of 1,250 Series F Preferred Stock, 2,193,750 Class A Warrants and 1,097,500 Class X Warrants under the agreement. Each share of Series F Preferred Stock, at the option of the holder at any time, may be converted into the number of shares of our common stock determined by dividing the $2,000 (stated value per share of the Series F Preferred Stock) by a conversion price of $1.14 per share (approximately 2,193,750 shares of common stock), subject to adjustment. Each Class X Warrant is exercisable to acquire one share of our common stock and one Class Y Warrant at an exercise price of $1.14, for a period of six (6) months from the date of issuance. Each Class Y Warrant is exercisable to acquire one share of common stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance (the “Initial Exercise Date”) and will expire on a date that is the five (5) year anniversary of the Initial Exercise Date. Each Class A Warrant is exercisable to acquire one share of Common Stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. In aggregate, if all of the shares of common stock are issued on conversion of the Series F Preferred Stock and exercise of the Class A, Class X and Class Y warrants, we would issue a total of 6,582,500 shares of common stock.

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

Investor Relations activities, nominal “float” and supply and demand factors may affect the price of our stock

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning us. We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms not authored by us or from publicly available information. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. In addition, investors in us may be willing, from time to time, to encourage investor awareness through similar activities. Investor awareness activities may also be suspended or discontinued which may impact the trading market our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases. We, and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTCQB Marketplace or pink sheets. Until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of holders, many of whom acquired such shares in privately negotiated purchase and sale transactions, that will constitute the entire available trading market. The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities. Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. Since a small percentage of our outstanding common stock will initially be available for trading, held by a small number of individuals or entities, the supply of our common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist. Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Mining Properties

We own, lease, sublease or have certain other mining rights to the foregoing properties. For a complete description of each property owned, leased subleased or controlled by, including property in which we hold any or all mineral rights (the “Mining Properties”), see Item 1.

Other Properties

In addition to the Mining Properties described in Item 1, we own, lease, sublease, or control certain other properties related to its business and operations as follows:

We lease a facility in Elko, NV on a month to month basis for $1,420 per month.

We have an easement agreement in Laramie County, WY for $10,000 per year. The term of the agreement is effective July 1, 2017 on an annual term, and renewable every year at our option.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the twelve months period ended April 30, 2019, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “USAU”. The following table sets forth, for the periods indicated, the high and low intraday prices per share of our common stock as reported by the NASDAQ Capital Market.

	2019		2018
	High	Low	High	Low
First Quarter	$1.69	$1.20	$5.66	$2.23
Second Quarter	1.34	0.97	2.65	1.10
Third Quarter	1.15	0.74	3.27	1.05
Fourth Quarter	1.20	0.82	2.68	1.21

All prices have been adjusted to reflect the reverse 1-for-4 stock split which was effective May 5, 2017 and the 1 -for-3 stock split effective July 11, 2016.

Holders of Common Stock

On July 25, 2019, we had 128 registered holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms. On July 24, 2019, the closing sales price of our common stock as reported on Nasdaq Capital Market was $1.04 per share.

Dividends and dividend policy

We do not anticipate paying dividends on shares of its common stock in the foreseeable future as the Board of Directors intends to retain future earnings for use in our business. Any future determination as of the payment of dividends on our common stock will depend upon our financial condition, results of operations and such other factors as the Board of Directors seems relevant.

Securities authorized for issuance under equity compensation plans.

The following table sets forth, as of April 30, 2019, (A) the number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (B) the weighted-average exercise price of such options, warrants and rights, and (C) the number of securities remaining available for future issuance under our equity compensation plans (excluding those securities set forth in Item (A).

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	1,225,000	$1.47	2,597,274
Equity compensation plans not approved by security holders		$-	-
Total	1,225,000	$	2,597,274

Recent Sales of Unregistered Securities.

Since the beginning or the fourth quarter ended April 30, 2019, we have issued the following unregistered securities:

On February 19, 2019, we issued an aggregate 155,951 of our common stock to various investor relations firms related to their consulting agreements.

On April 12, 2019, we issued an aggregate of 438,820 shares of our common stock to certain of our officers for services rendered.

On April 16, 2019, we issued 45,923 shares of our common stock related to a one-year consulting agreement with one of our directors.

On June 19, 2019, we issued 1,250 units, for $2,000 per unit, each unit consisting of one (1) share of 0% Series F Preferred Stock, and 878 Class X Warrants, each exercisable to purchase one of a share of common stock and one Class Y Warrant at an exercise price of $1.14. We issued the Series F Preferred Stock and Class X Warrants under our registration statement on Form S-3 and a prospectus supplement. We also issued the investors a total of 2,193,750 Class A Warrants, each warrant exercisable to acquire one share of Common Stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. The Class A Warrants were issued to accredited investors (as defined in Rule 506(a) of Regulation D) pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act.

The securities referenced above were issued in reliance on the exemption from registration afford by Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are included herein. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years or quarters refer to our fiscal years ended in April and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. We are a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada and Wyoming. None of our properties contain proven and probable reserves, and all of our activities on all of our properties are exploratory in nature.

On July 6, 2016, the we filed a certificate of amendment to our Articles of Incorporation with the Secretary of State of Nevada in order to effectuate a reverse stock split of our issued and outstanding common stock per share on a one for three basis, effective on July 8, 2016. Subsequently, on May 3, 2017, we filed another certificate of amendment to our Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of our issued and outstanding common stock on a one for four basis. All share and per share values of our common stock for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock splits.

On July 31, 2017, our Board of Directors, or Board, reviewed and approved the recommendation of management to consider strategic options for the legacy business (“Dataram Memory”) including the sale of the business, within the next 12 months. We sold the Dataram memory business on October 13, 2017 for a purchase price of $900,000. We received net proceeds from the sale of Dataram Memory business of $326,404 after payment of fees related to the sale such as legal and commission expenses and other liabilities assumed. On January 29, 2018, we paid a distribution of $251,316 to shareholders of record of Dataram Memory as of the close of business on May 8, 2017, or $0.2086 per share. As such, the legacy business transactions and operations are reflected on the balance sheet and statement of operations as “discontinued operation”.

We are an exploration company that owns certain mining leases and other mineral rights comprising the Copper King Project in Wyoming and the Keystone and Gold Bar North Projects in Nevada. None of our properties contain any proven and probable reserves under SEC Industry Guide 7, and all of our activities on all of our properties are exploratory in nature.

Summary of Activities for the Year ended April 30, 2019

Copper King Project

Drill Hole Analysis at Copper King Property, WY

On February 21, 2019, we announced that Datamine of Denver, CO, completed a comprehensive drill hole analysis of our Copper King gold-copper-silver-zinc deposit, located in Southeast Wyoming. See, Item 1. Business, Copper King Project - Drill Hole Analysis at Copper King Property, WY, above.

Preliminary Economic Assessment – Copper King Property, WY

A Preliminary Economic Assessment (PEA) for the historic Copper King deposit was conducted by Mine Development Associates (MDA) and reported January 11, 2018. See, Item 1. Business, Copper King Project - Preliminary Economic Assessment – Copper King Property, WY, above.

Keystone Project

Keystone Plan of Operations (POO) Approval and Fall 2018 Drill program

On September 7, 2018 the U.S. Federal Government’s Department of the Interior, Bureau of Land Management (BLM) approved the previously filed Environmental Assessment (EA) and Plan of Operations (POO) for U.S. Gold Corp’s 100%-owned Keystone Project on Nevada’s Cortez Gold Trend. See, Item 1. Business, Keystone Project, Cortez Trend, Keystone Plan of Operations (POO) Approval and Fall 2018 Drill program, above.

Master of Science Thesis – Keystone Property, NV

During the quarter ended January 31, 2019, Gabriel E. Aliaga completed his Master Thesis in Geology. See, Item 1. Business, Keystone Project, Cortez Trend, Nevada - Master of Science Thesis – Keystone Property, NV, above.

Drill Results at Keystone Property, NV

On March 6, 2019, we announced results of its 2018 drilling program and receipt of all the assay results from the 20 square mile, Keystone project, in Nevada’s Cortez Trend. See, Item 1. Business, Keystone Project, Cortez Trend, Nevada - Drill Results at Keystone Property, NV, above.

Geochemical survey results at Keystone Property, NV

On March 13, 2019, we announced the completion and compilation of additional district-wide geochemical surveys on the Keystone project. See, Item 1. Business, Keystone Project, Cortez Trend, Nevada - Geochemical survey results at Keystone Property, NV, above.

Planned 2019 Drilling Program at Keystone Property, NV

On June 6, 2019, we announced the commencement of the 2019 drilling program at our Keystone Project. See, Item 1. Business, Keystone Project, Cortez Trend, Nevada - Planned 2019 Drilling Program at Keystone Property, NV, above.

ATM Sales - H.C. Wainwright & Co., LLC

On November 2, 2018, we entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales manager. Under the terms of the ATM Agreement, we are entitled to sell, at our sole discretion and from time to time as we may choose, shares of our common stock (“Shares”) through Wainwright, with such sales having an aggregate gross sales value of up to $1,000,000 (the “Offering”). The ATM Agreement will remain in full force and effect until the ATM Agreement is terminated. For the year ended April 30, 2019, we sold 290,066 shares of common stock and raised a net proceeds of $219,796, net of issuance costs, including legal cost, related to the sale of shares of common stock of $79,031, through the ATM Agreement at prices per share averaging $1.03.

Subject to the terms and conditions of the ATM Agreement, Wainwright will use its commercially reasonable efforts to sell the Shares from time to time, based upon our instructions. We have provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per Share sold.

Appointment of Director

Effective April 12, 2019, our Board of Directors approved an increase to the size of our Board of Directors and appointed Mr. Ryan K. Zinke to the Board of Directors to fill the vacancy created by the increase.

Concurrent with the appointment of Mr. Zinke to our Board of Directors, we retained Mr. Zinke as a consultant, pursuant to such arrangement Mr. Zinke will provide certain consulting services under the terms of the consulting agreement. Mr. Zinke will be eligible to receive board fees, expense reimbursement, and compensation paid to members of the Board of Directors. There are no other arrangements or understandings pursuant to which Mr. Zinke was selected as one of our directors.

Effective April 12, 2019, we entered into an agreement with Ryan K. Zinke pursuant to which Mr. Zinke will provide certain consulting services to us, including investor relations and governmental relations services. We have agreed to pay for Mr. Zinke’s services at a rate of $90,000 per year, with $45,000 payable in cash and $45,000 payable in our common stock. We may terminate the agreement at any time. Mr. Zinke also will be reimbursed for reasonable expenses provided that no such expenses will result in aggregate payments by us to Mr. Zinke in excess of $120,000 during any 12-month period.

Sale of Series F Preferred Units (Subsequent to April 30, 2019)

On June 19, 2019, we entered into a securities purchase agreement with certain purchasers relating to the offer and sale of 1,250 Series F Preferred units, for $2,000 per unit, for an aggregate purchase price of $2,500,000. Each unit consisting of one (1) share of 0% Series F Preferred Stock and 878 Class X Warrants on a registered basis and 1,755 Class A Warrants on an unregistered basis. We sold a total of 1,250 Series F Preferred Stock, 2,193,750 Class A Warrants and 1,097,500 Class X Warrants under the agreement. Each share of Series F Preferred Stock, at the option of the holder at any time, may be converted into the number of shares of our common stock determined by dividing the $2,000 (stated value per share of the Series F Preferred Stock) by a conversion price of $1.14 per share (approximately 2,193,750 shares of common stock), subject to adjustment. Each Class X Warrant is exercisable to acquire one share of our common stock and one Class Y Warrant at an exercise price of $1.14, for a period of six (6) months from the date of issuance. Each Class Y Warrant is exercisable to acquire one share of common stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance (the “Initial Exercise Date”) and will expire on a date that is the five (5) year anniversary of the Initial Exercise Date. Each Class A Warrant is exercisable to acquire one share of Common Stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. We received net proceeds, after estimated expenses of the offering, of approximately $2.4 million.

Results of Operations

The Years Ended April 30, 2019 and 2018

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the years ended April 30, 2019 and 2018.

Operating Expenses

Total operating expenses for the year ended April 30, 2019 as compared to the year ended April 30, 2018, were approximately $7.6 million and $8.3 million, respectively. The approximate $651,000 decrease in operating expenses for the year ended April 30, 2019, as compared to April 30, 2018, is comprised principally of decreases in compensation expense of $371,000, professional fees of $258,000 and general administrative expenses of $131,000, offset by an increase of approximately $108,000 in exploration expenses on our mineral properties. The increase in exploration expenses was planned as part of our Autumn drill program and resulted in significant important findings as described above in the Drill Results at Keystone Property and Drill Hole Analysis at Copper King described above in Exploration Activities.

Operating Loss from Operations from Continuing Operations

We reported operating losses from continuing operations of approximately $7.6 million and $8.3 million for the years ended April 30, 2019 and 2018, respectively.

Benefit from Income Taxes

For the year ended April 30, 2019 and 2018, (expense) benefit from income taxes was $(435,345) and $435,345, respectively. During the year ended April 30, 2019, we established a valuation allowance of $438,145 to offset any previously recognized net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized. Consequently, we recognized $435,345 income tax expense during the year ended April 30, 2019.

Loss from Discontinued Operations

In June 2017, subsequent to the Merger, we decided to discontinue its memory product business. We will focus our activities on our gold and precious metal exploration business. The following table sets forth for the year ended April 30, 2018, indicated selected financial data of our discontinued operations of our memory product business from the date of merger to April 30, 2018.

April 30, 2018
Revenues	$7,885,310
Cost of sales	6,653,363
Gross profit	1,231,947
Operating and other non-operating expenses (including impairment charge of 6,094,760)	(7,406,271)
Gain from extinguishment of liabilities	248,684
Loss from discontinued operations	(5,925,640)
Gain from sale of discontinued operations	94,485

Total loss from discontinued operations	$(5,831,155)

The following table sets forth for the year ended April 30, 2018, indicated selected financial data of our gain from sale of the Dataram Memory business.

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

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $8.0 million for the year ended April 30, 2019 as compared to a net loss of approximately $13.7 million for the year ended April 30, 2018.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2019 compared to April 30, 2018:

	April 30, 2019	April 30, 2018	Increase/ (Decrease)
Current Assets	$2,810,442	$8,278,317	$(5,467,875)
Current Liabilities	$160,209	$286,081	$(125,872)
Working Capital	$2,650,233	$7,992,236	$(5,342,003)

As of April 30, 2019, we had working capital of $2,650,233 as compared to working capital of $7,992,236 as of April 30, 2018, a decrease of $5,342,003. During the year ended April 30, 2019, we received proceeds of approximately $220,000 from the issuance of common stock. We used the proceeds primarily to fund operations during the fiscal year 2019.

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

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2019 and 2018, we incurred losses in the amounts of approximately $8.0 million and $13.7 million, respectively.

As of April 30, 2019, we had cash of approximately $2.2 million.

Financing Activities

During the year ended April 30, 2019, we sold 290,066 shares of common stock to several investors under our ATM Agreement with Wainwright for aggregate net proceeds of approximately $220,000 between December 2018 and March 2019.

Subsequent to the year ended April 30, 2019, on June 19, 2019, we entered into a securities purchase agreement with certain purchasers relating to the offer and sale of 1,250 Series F Preferred units, for $2,000 per unit, for an aggregate purchase price of $2,500,000. We received net proceeds, after estimated expenses of the offering, of approximately $2.4 million.

Cash flows from financing activities continued to provide the primary source of our liquidity. We are anticipating raising additional capital but there can be no assurance that it will be able to do so or if the terms will be favorable. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Management has determined that additional capital will be required in the form of equity or debt securities. There are no assurances that management will be able to raise capital on terms acceptable to us. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned exploration activities, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Contractual Obligations

Our contractual obligations at April 30, 2019 are summarized as follows:

Payments Due by Period
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt and capital lease obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	9,920	2,240	4,4800	3,200	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities (If Any)	-	-	-	-	-
Total	9,920	2,240	4,480	3,200	-

Financing Transactions

On November 2, 2018, we entered into an ATM Agreement with H.C. Wainwright & Co., LLC. For the year ended April 30, 2019, we sold 290,066 shares of common stock and raised a net proceeds of $219,796, net of issuance costs including legal cost related to the sale of shares of common stock of $79,031, through the ATM Agreement at prices per share averaging $1.03. See, Summary of Activities for the Year ended April 30, 2019 - ATM Sales - H.C. Wainwright & Co., LLC, above.

Subsequent to the year ended April 30, 2019, on June 19, 2019, we entered into a securities purchase agreement with certain purchasers relating to the offer and sale of 1,250 Series F Preferred units, for $2,000 per unit, for an aggregate purchase price of $2,500,000. We received net proceeds, after estimated expenses of the offering, of approximately $2.4 million. See, Summary of Activities for the Year ended April 30, 2019 - Sale of Series E Preferred Units, above.

Summary Cash flows for the years ended April 30, 2019 and 2018:

	For the Year Ended	For the Year Ended
	April 30, 2019	April 30, 2018

Net cash used in operating activities	$(5,668,894)	$(6,986,393)
Net cash provided by (used in) investing activities	$-	$305,925
Net cash provided by financing activities	$219,796	$7,506,124

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $5.7 million and $7.0 million for the years ended April 30, 2019 and 2018, respectively. Net loss for the years ended April 30, 2019 and 2018 totaled approximately $8.0 million and $13.7 million. The adjustments for the non-cash items decreased from the year ended April 30, 2018 to April 30, 2019 due primarily the non-recurrence of 2018 impairment expenses of approximately $6.1 million. Additionally, we expensed a total of $2.3 million in stock-based compensation for options and shares issued to employees, consultants and suppliers earlier in fiscal year 2019. We also established a reserve for the entire balance of a $435,000 deferred tax asset due to the unlikelihood it will be utilized in the foreseeable future to offset tax liabilities. Net changes in operating assets and liabilities are primarily due to net decreases in cash of approximately $5.4 million and net increases in reclamation of bond deposits of approximately $247,000, offset by a decrease of $132,000 in trade accounts payable and an increase of $40,000 in accounts payable to related parties during the year ended April 30, 2019.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities totaled approximately $0 and $306,000 for the year ended April 30, 2019 and 2018, respectively. During the year ended April 30, 2018, cash provided by investing activities consisted of net proceeds of approximately $326,000 from the sale of a business previously treated as a discontinued operation and approximately $20,000 cash invested in a note receivable.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $220,000, net of issuance costs, for the year ended April 30, 2019 from the issuance of common stock for cash under the ATM agreement. During the year ended April 30, 2018, cash provided by financing activities consisted of net proceeds of approximately $4,916,000 from the issuance of preferred stock and warrants and approximately $2,590,000 from the issuance of common stock.

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

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to valuation of mineral rights, goodwill, stock-based compensation, the assumptions used to fair value of common stock issued and options granted, asset retirement obligation, and the valuation of deferred tax assets and liabilities.

Stock-Based Compensation

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than adoption of ASC 606. We chose to early adopt ASU 2018-07 in July 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Mineral Rights

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. We expense all mineral exploration costs as incurred as we are still in the exploration stage. If we identify proven and probable reserves in our investigation of our properties and upon development of a plan for operating a mine, we would enter the development stage and capitalize future costs until production is established.

When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. We assess the carrying costs of the capitalized mineral properties for impairment under ASC 360-10, “Impairment of long-lived assets”, and evaluates its carrying value under ASC 930-360, “Extractive Activities - Mining”, annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral properties over its estimated fair value.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview

We do not invest in market risk sensitive instruments. At times, our cash equivalents consist of overnight deposits with banks and money market accounts. Our objective in connection with our investment strategy is to maintain the security of our cash reserves without taking market risk with principal.

Metal Price

Changes in the market price of gold may significantly affect our profitability and cash flow. Gold is a global commodity and the price of gold may fluctuate widely due to numerous factors including but not limited to: demand; forward-selling by producers; central bank sales, purchases and/or lending; investor sentiment; strength of the United States Dollar or other fiat currencies; inflation, deflation or other general price instability; and the production-levels of gold mines globally. Changes in the market price of copper may also affect our profitability and cash flow. Copper is traded on established international exchanges and copper prices generally reflect market supply and demand, but may also be influenced by speculative trading in the commodities or foreign-exchange rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of U.S. Gold Corp and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Gold Corp and Subsidiaries (the “Company”) as of April 30, 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2019, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing to continue the services they provide. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

We have served as the Company’s auditor since 2018.

KBL, LLP

New York, NY

July 26, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

U.S. Gold Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of U.S. Gold Corp and Subsidiaries (the “Company”) as of April 30, 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended April 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the year ended April 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2016-2018.

New York, NY

July 30, 2018

U.S. GOLD CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30, 2019	April 30, 2018

ASSETS
CURRENT ASSETS:
Cash	$2,197,181	$7,646,279
Prepaid expenses and other current assets	613,261	632,038

Total Current Assets	2,810,442	8,278,317

NON - CURRENT ASSETS:
Property, net	74,929	-
Reclamation bond deposit	339,447	92,928
Mineral rights	4,176,952	4,176,952
Deferred income taxes	-	438,145

Total Non - Current Assets	4,591,328	4,708,025

Total Assets	$7,401,770	$12,986,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$112,303	$262,652
Accounts payable - related party	42,539	2,431
Accrued liabilities	5,367	20,998

Total Current Liabilities	160,209	286,081

LONG- TERM LIABILITIES
Asset retirement obligation	88,746	-

Total Liabilities	248,955	286,081

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series C Preferred stock ($0.001 Par Value; 45,002 Shares Authorized; none issued and outstanding as of April 30, 2019 and 2018)	-	-
Convertible Series E Preferred stock ($0.001 Par Value; 2,500 Shares Authorized; none issued and outstanding as of April 30, 2019 and 2018)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 19,860,625 and 17,590,574 shares issued and outstanding as of April 30, 2019 and 2018)	19,861	17,591
Additional paid-in capital	33,408,056	30,911,222
Accumulated deficit	(26,275,102)	(18,228,552)

Total Stockholders’ Equity	7,152,815	12,700,261

Total Liabilities and Stockholders’ Equity	$7,401,770	$12,986,342

See accompanying notes to consolidated financial statements.

 U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	April 30, 2019	April 30, 2018

Net revenues	$-	$-
Operating expenses:
Compensation and related taxes	2,246,202	2,617,014
Exploration costs	2,584,417	2,476,289
Professional fees	2,204,359	2,462,506
General and administrative expenses	576,227	706,760

Total operating expenses	7,611,205	8,262,569

Operating loss from continuing operations	(7,611,205)	(8,262,569)

Other expense:
Interest expense	-	(116)

Loss from continuing operations before provision for income taxes	(7,611,205)	(8,262,685)

Provision for income tax (expense) benefit	(435,345)	435,345

Loss from continuing operations	(8,046,550)	(7,827,340)

Discontinued operations:
Loss from discontinued operations	-	(5,925,640)
Gain from sale of discontinued operations	-	94,485

Total loss from discontinued operations	-	(5,831,155)

Net loss	$(8,046,550)	$(13,658,495)

Deemed dividend related to beneficial conversion feature of series E preferred stock	-	(1,576,602)

Net loss applicable to U.S. Gold Corp. common shareholders	$(8,046,550)	$(15,235,097)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.44)	$(0.71)
Discontinuing :
Operations	$-	$(0.44)
Gain	$-	$0.01
Total discontinuing operations	$-	$(0.43)
Net loss per share	$(0.44)	$(1.14)

Weighted average common shares outstanding - basic and diluted	18,471,556	13,372,264

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

	Preferred Stock - Series C		Preferred Stock - Series E		Common Stock
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2017	45,002	$45	-	$-	6,932,059	$6,932	$15,813,297	$(4,570,057)	$11,250,217

Recapitalization of the Company	-	-	-	-	1,204,667	1,205	5,660,730	-	5,661,935

Issuance of common stock for cash	-	-	-	-	1,568,100	1,568	2,588,436	-	2,590,004

Issuance of preferred stock and warrants for cash	-	-	2,500	3	-	-	4,916,117	-	4,916,120

Issuance of common stock for the acquisition of mineral rights	-	-	-	-	15,000	15	35,835	-	35,850

Issuance of common stock for services	-	-	-	-	700,483	702	1,142,127	-	1,142,829

Issuance of common stock for prepaid services	-	-	-	-	117,500	117	280,708	-	280,825

Conversion of preferred stock into common stock	(45,002)	(45)	(2,500)	(3)	7,000,180	7,000	(6,952)	-	-

Issuance of common stock for accrued services	-	-	-	-	52,585	52	137,448	-	137,500

Stock options granted for services	-	-	-	-	-	-	174,835	-	174,835

Issuance of options for prepaid services	-	-	-	-	-	-	168,641	-	168,641

Net loss	-	-	-	-	-	-	-	(13,658,495)	(13,658,495)

Balance, April 30, 2018	-	-	-	-	17,590,574	17,591	30,911,222	(18,228,552)	12,700,261

Issuance of common stock for cash, net of offering cost	-	-	-	-	290,066	290	219,506	-	219,796

Issuance of common stock for salaries	-	-	-	-	569,761	570	566,930	-	567,500

Issuance of common stock for exploration expenses	-	-	-	-	199,159	199	183,027	-	183,226

Issuance of common stock for services	-	-	-	-	1,201,874	1,202	1,186,798	-	1,188,000

Issuance of common stock for accrued services	-	-	-	-	9,191	9	12,491	-	12,500

Stock options granted for services	-	-	-	-	-	-	328,082	-	328,082

Net loss	-	-	-	-	-	-	-	(8,046,550)	(8,046,550)

Balance, April 30, 2019	-	$-	-	$-	19,860,625	$19,861	$33,408,056	$(26,275,102)	$7,152,815

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	April 30, 2019	April 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,046,550)	$(13,658,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,956	-
Accretion	6,861	-
Stock based compensation	2,275,337	1,317,664
Amortization of prepaid stock based expenses	45,253	287,350
Deferred income taxes	435,345	(438,145)
Impairment expense	-	6,094,760
Gain on sale of business	-	(94,485)
Gain on extinguishment of liabilities	-	(248,684)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(40,715)	(400,495)
Reclamation bond deposit and other assets	(246,519)	(38,962)
Accounts payable	(132,139)	222,101
Accounts payable - related parties	40,108	-
Accrued liabilities	(12,831)	(29,002)

NET CASH USED IN OPERATING ACTIVITIES	(5,668,894)	(6,986,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from sale of business	-	326,404
Acquisition of mineral rights	-	(20,479)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	305,925

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock and warrants, net of issuance cost	-	4,916,120
Issuance of common stock, net of offering costs	219,796	2,590,004

NET CASH PROVIDED BY FINANCING ACTIVITIES	219,796	7,506,124

NET (DECREASE) INCREASE IN CASH	(5,449,098)	825,656

CASH - beginning of year	7,646,279	6,820,623

CASH - end of year	$2,197,181	$7,646,279

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$116
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for the acquisition of mineral rights	$-	$35,850
Conversion of preferred stock into common stock	$-	$48
Increase in asset retirement obligation	$81,885	$-
Issuance of common stock for accrued services	$12,500	$137,500
Issuance of common stock for prepaid services	$160,377	$280,825
Issuance of stock options for prepaid services	$-	$168,641
Beneficial conversion feature - discount series E preferred stock	$-	$1,576,602

See accompanying notes to consolidated financial statements.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. The financial statements are those of Gold King (the accounting acquirer) prior to the merger and include the activity of Dataram Corporation (the legal acquirer) from the date of the merger. Gold King is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada and Wyoming. Gold King has a wholly owned subsidiary, U.S. Gold Acquisition Corporation (“U.S. Gold Acquisition”), a Nevada corporation which was formed in April 2016. None of the Company’s properties contain proven and probable reserves and all of the Company’s activities on all of its properties are exploratory in nature.

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

On July 31, 2017, the Company’s Board of Directors, or Board, reviewed and approved the recommendation of management to consider strategic options for Dataram Corporation’s legacy business (“Dataram Memory”) including the sale of the legacy business. Upon board approval, the legacy business activities were reclassified and reported as part of “discontinued operations” on the consolidated statements of operations.

On October 13, 2017, the Company sold the Dataram Memory business for a price of $900,000 (see Note 7).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and present the consolidated financial statements of the Company and its majority-owned subsidiaries (Gold King and U.S. Gold Acquisition) as of April 30, 2019. In the preparation of the consolidated financial statements of the Company, intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. As of April 30, 2019 and 2018, the Company does not have any cash equivalents. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At April 30, 2019 and 2018, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited, to valuation of mineral rights, goodwill, stock-based compensation, the assumptions used to calculate fair value of common stock issued and options granted, asset retirement obligation and the valuation of deferred tax assets and liabilities.

Fair value of financial instruments

The Company adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their estimated fair market values based on the short-term maturity of these instruments.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $613,261 and $632,038 at April 30, 2019 and 2018, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, and business advisory services, insurance premiums, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the year ended April 30, 2018, the Company determined that the carrying value of Goodwill (see Note 7) exceeded its fair value, which triggered an impairment analysis. The Company recorded a goodwill impairment expense of $6,094,760 during the year ended April 30, 2018, nonrecurring level 3 fair value measurement. The Company did not recognize any impairment during the year ended April 30, 2019.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than adoption of ASC 606. The Company chose to early adopt ASU 2018-07 in July 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

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

The Company has substantially completed its assessment regarding what the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements. Based upon the contracts outstanding at April 30, 2019, the Company has a month-to-month operating lease of its office space and an easement agreement for one-year term which are not required to be accounted for under ASU 2016-02. In addition, leases to explore for or use of natural resources are outside the scope of this leasing standard. The Company does not expect a significant change in its leasing activities between the date of this report and adoption of the standard.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception. As of April 30, 2019, the Company had cash of approximately $2.2 million, working capital of approximately $2.7 million, and accumulated deficit of approximately $26.3 million. Additionally a net loss of approximately $8.0 million and net cash used in operating activities of approximately $5.7 million during the year ended April 30, 2019. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

The Company consummated private placements to several investors between July 2017 and October 2017 and completed a private placement for the sale of the Company’s Series E Convertible Preferred Stock (“Series E Preferred Stock”) and warrants for aggregate net proceeds of approximately $4.9 million in January 2018. All preferred shares were converted to common shares during the fiscal year ended April 30, 2018.

On November 2, 2018, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) as sales manager. Under the terms of the ATM Agreement, the Company will be entitled to sell, at its sole discretion and from time to time as it may choose, shares of common stock of the Company through Wainwright, with such sales having an aggregate gross sales value of up to $1,000,000. Subject to the terms and conditions of the ATM Agreement, Wainwright will use its commercially reasonable efforts to sell the shares of common stock from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per shares sold. The ATM Agreement will remain in full force and effect until the ATM Agreement is terminated. For the year ended April 30, 2019, the Company has sold 290,066 shares and raised a net proceeds of $219,796, net of issuance costs including legal cost related to the sale of shares of common stock of $79,031, through the ATM Agreement at prices per share averaging $1.03 (see Note 9).

On June 19, 2019, the Company filed a Certificate of Designations, Preferences and Rights of the Series F Preferred (the “Certificate of Designations”) with the Secretary of State of the State of Nevada amending its articles of incorporation to establish the Series F Preferred and the number, relative rights, preferences and limitations thereof. Pursuant to the Certificate of Designations, 1,250 shares of preferred stock have been designated as Series F Preferred, and each of the shares of Series F Preferred initially is convertible, at the election of the holder, into a number of shares of the Company’s common stock equal to the stated value of the Series F Preferred Share, which is $2,000, subject to specified adjustments, divided by the conversion price, which is $1.14 per share, subject to specified adjustments subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise (see Note 13).

On June 19, 2019, the Company sold, under the terms of a securities purchase agreement, 1,250 Series F Preferred units, for $2,000 per unit, for an aggregate purchase price of $2,500,000. Each unit consisted of one (1) share of 0% Series F Preferred Stock and 878 Class X Warrants on a registered basis and 1,755 Class A Warrants on an unregistered basis. The Company sold a total of 1,250 Series F Preferred Stock, 2,193,750 Class A Warrants and 1,097,500 Class X Warrants under the agreement. Each share of Series F Preferred Stock, at the option of the holder at any time, may be converted into the number of shares of common stock of the Company determined by dividing the $2,000 (stated value per share of the Series F Preferred Stock) by a conversion price of $1.14 per share (approximately 2,193,750 shares of common stock), subject to adjustment. Each Class X Warrant is exercisable to acquire one share of our common stock and one Class Y Warrant at an exercise price of $1.14, for a period of six (6) months from the date of issuance. Each Class Y Warrant is exercisable to acquire one share of common stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance (the “Initial Exercise Date”) and will expire on a date that is the five (5) year anniversary of the Initial Exercise Date. Each Class A Warrant is exercisable to acquire one share of Common Stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. In aggregate, if all of the shares of common stock are issued on conversion of the Series F Preferred Stock and exercise of the Class A, Class X and Class Y warrants, the Company would issue a total of 6,582,500 shares of common stock (see Note 13).

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

Keystone Project

The Company, through its wholly-owned subsidiary, U.S. Gold Acquisition, acquired the mining claims comprising the Keystone Project on May 27, 2016 from Nevada Gold Ventures, LLC (“Nevada Gold”) and Americas Gold Exploration, Inc. under the terms of a Purchase and Sale Agreement. At the time of purchase, the Keystone Project consisted of 284 unpatented lode mining claims situated in Eureka County, Nevada. The purchase price for the Keystone Project consisted of the following: (a) cash payment in the amount of $250,000, (b) the closing shares which is equivalent to 462,500 shares of the Company’s common stock and (c) an aggregate of 231,458 five-year options to purchase shares of the Company’s common stock at an exercise price of $3.60 per share.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

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

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and the Company’s wholly-owned subsidiary, U.S. Gold Acquisition Corporation, a Nevada corporation, pursuant to which Nevada Gold sold and U.S. Gold Acquisition Corporation purchased all right, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada. The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 15,000 shares of common stock of the Company which were issued in August 2017 valued at $35,850. Mr. David Mathewson, the Company’s former Chief Geologist, is a member of Nevada Gold.

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs and exploration costs.

Mineral properties consisted of the following:

	April 30, 2019	April 30, 2018

Copper King project	$3,091,738	$3,091,738
Keystone project	1,028,885	1,028,885
Gold Bar North project	56,329	56,329
Total	$4,176,952	$4,176,952

NOTE 5 — PROPERTY

Property consisted of the following:

	April 30, 2019	April 30, 2018
Site costs	$81,885	$-
Less: accumulated depreciation	(6,956)	-
Total	$74,929	$-

For the years ended April 30, 2019 and 2018, depreciation expense amounted to $6,956 and $0, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the Copper King project and Keystone project, the Company has recorded an asset retirement obligation based upon the reclamation plans submitted in connection with the various permits.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

The following table summarizes activity in the Company’s ARO:

	April 30, 2019	April 30, 2018
Balance, beginning of year	$-	$-
Addition and changes in estimates	81,885	-
Accretion expense	6,861	-
Balance, end of year	$88,746	$-

For the years ended April 30, 2019 and 2018, accretion expense amounted to $6,861 and $0, respectively.

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

As a result of the Merger, for financial statement reporting purposes, the business combination between the Company and Gold King was treated as a reverse acquisition and recapitalization with Gold King deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55. At the time of the Merger, both the Company and Gold King had their own separate operating segments. Accordingly, the assets and liabilities and the historical operations that were reflected in the consolidated financial statements after the Merger were those of Gold King and were recorded at the historical cost basis of the Company. The acquisition process utilized the capital structure of the Company and the assets and liabilities of Gold King which were recorded at historical cost.

The Company’s assets and liabilities were recorded at their fair values as of the date of the Merger and the results of operations of the Company are consolidated with results of operations of Gold King starting on the date of the Merger. The Company was deemed to have issued 1,204,667 shares of common stock which represents the outstanding common stock of the Company prior to the closing of the Merger. The Company accounted for the value under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company deemed that the fair value of the consideration given was $4.70 per share based on the quoted trading price on the date of the Merger amounting to $5,661,935 which was more clearly evident and more reliable measurement basis. The estimated fair values of assets acquired and liabilities assumed were provisional and based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed.

As a result of the reverse merger, the total purchase consideration exceeded the net assets acquired. The Company recorded $6,094,760 of goodwill at the time of the merger. None of the goodwill recognized was expected to be deductible for income tax purposes. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

In June 2017, subsequent to the Merger, the Company decided to discontinue its memory product business. The Company sold the Dataram Memory business on October 13, 2017 for a purchase price of $900,000. The Company focused its activities on its gold and precious metal exploration business after the sale. During the year ended April 30, 2018, the Company received net proceeds from the sale of Dataram Memory business of $326,404 after payment of fees related to the sale such as legal and commission expenses and other liabilities assumed.

During the year ended April 30, 2018, the Company recognized a gain on extinguishment of liabilities of $248,684 which was included in the loss from discontinued operations as the Company settled the distribution payable to the former Dataram Memory shareholders at an amount less than the liability originally recorded at the time of acquisition. Additionally, during the year ended April 30, 2018, the Company recognized gain from sale of discontinued operations of $94,485 related to the sale of the Dataram Memory business on October 13, 2017.

Credit Facility

The Company had a financing agreement (the “Financing Agreement”) with Rosenthal & Rosenthal, Inc. that provides for a revolving loan with a maximum borrowing capacity of $3,500,000. The Financing Agreement renewal date was August 31, 2017 and was renewable from year to year unless such Financing Agreement is terminated as set forth in the loan agreement. The amount outstanding under the Financing Agreement bore interest at a rate of the Prime Rate (as defined in the Financing Agreement) plus 3.25% (the “Effective Rate”) or on Over-advances (as defined in the Financing Agreement), if any, at a rate of the Effective Rate plus 3%. The Financing Agreement contained other financial and restrictive covenants, including, among others, covenants limiting the Company’s ability to incur indebtedness, guarantee obligations, sell assets, make loans, enter into mergers and acquisition transactions and declare or make dividends. Borrowings under the Financing Agreement were collateralized by substantially all the assets of the Company. The Financing Agreement provided for advances against eligible accounts receivable and inventory balances based on prescribed formulas of raw materials and finished goods. On October 13, 2017, upon the sale of the Dataram Memory business, the buyer assumed the obligation under this Financing Agreement, therefore, liabilities related to this financing agreement was $0 as of April 30, 2018.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

NOTE 8 — RELATED PARTY TRANSACTIONS

Accounts payable to related party as of April 30, 2019 and 2018 was $42,539 and $2,431, respectively, and was reflected as accounts payable – related party in the accompanying consolidated balance sheets. The related parties are the former Vice President-Head of Exploration who was owed $12,500 payable in shares of common stock and the Chief Financial Officer who was owed a total of $30,039 (includes $14,403 payable in shares of common stock) at April 30, 2019. The related party during the year ended April 30, 2018 was the managing partner of Copper King LLC who was a principal stockholder of Gold King.

A director provided consulting services to the Company and were paid total consulting fees in the amount of $0 and $1,800 during the years ended April 30, 2019 and 2018, respectively.

On April 16, 2019, the Company entered into a one year consulting agreement with a director of the Company for providing services related to investor and strategic introduction to potential industry partners. In consideration for the services, the consultant shall be paid $3,750 per month in cash and shares of the Company’s common stock with a value of $45,000. In April 2019, the Company issued 45,923 shares of the Company’s common stock in connection with this consulting agreement (see Note 9).

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

On January 22, 2018, the Company completed a private placement to several investors for the purchase of 2,500 shares of the Company’s Series E Preferred Stock for aggregate gross proceeds of $5.0 million. The purchase price of one share of Series E Preferred Stock was $2,000. Based on the initial conversion price, approximately 2,500,000 shares of common stock was issuable upon conversion of all of the shares sold.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

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

The Series E Preferred Stock was determined to have characteristics more akin to equity than debt. As a result, the conversion option was determined to be clearly and closely related to the Series E Preferred Stock and therefore does not need to be bifurcated and classified as a liability. The proceeds received from the issuance of the Series E Preferred Stock were allocated to the warrants and Series E Preferred Stock on a relative fair value basis. The warrants were valued on the grant date using a Black-Scholes option pricing model with the following assumptions: stock price of $2.19 per share, volatility of 96%, term of 3 years, and a risk-free interest rate of 2.21%. The fair value of the preferred stock if converted on the date of issuance was greater than the value allocated to the preferred stock. As a result, a BCF of $1,576,602 was recorded upon issuance of the Series E Preferred Stock. This BCF amount has been recorded as a deemed dividend as of April 30, 2018 and is included in dividends on Series E Preferred Stock on the consolidated statement of operations. The BCF is recorded as a decrease to retained earnings (or in the absence of retained earnings, additional paid-in capital) and an increase to additional paid-in capital. The deemed dividend increased and decreased additional paid-in capital by the same amount.

Common stock issued in connection with merger

In connection with the Merger, the Company is deemed to have issued 1,204,667 shares of common stock to the Dataram Memory Legacy Shareholders which represents the outstanding common shares of the Company prior to the closing of the Merger (see Note 7).

Common stock issued in asset acquisition

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and the Buyer pursuant to which Nevada Gold sold and the Buyer purchased all right, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada (see Note 4). The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 15,000 shares of common stock of the Company which were issued in August 2017. The Company valued these common shares at the fair value of $35,850 or $2.39 per common share based on the quoted trading price on the date of grant. Mr. David Mathewson, the Company’s former Chief Geologist, is a member of Nevada Gold.

Common stock issued for cash

In July 2017, the Company sold 179,211 shares of its common stock at $2.79 per common share for proceeds of approximately $500,000. Additionally, in October 2017, pursuant to an underwriting agreement, the Company sold 1,388,889 shares of its common stock at $1.80 per share to an underwriter for net proceeds of approximately $2,090,000 after payment of underwriting discounts, commissions and related offering expenses and legal fees of approximately $410,000. For the year ended April 30, 2018, the Company received total proceeds of approximately $2,590,000.

On November 2, 2018, the Company entered into an ATM Agreement with H.C. Wainwright & Co., LLC as sales manager. Under the terms of the ATM Agreement, the Company will be entitled to sell, at its sole discretion and from time to time as it may choose, common stock of the Company through Wainwright, with such sales having an aggregate gross sales value of up to $1,000,000. Subject to the terms and conditions of the ATM Agreement, Wainwright will use its commercially reasonable efforts to sell the shares of common stock from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold.

For the year ended April 30, 2019, the Company has sold 290,066 shares of common stock and raised a net proceeds of $219,796, net of issuance costs including legal cost related to the sale of shares of common stock of $79,031, through the ATM Agreement at prices per share averaging $1.03.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

Common stock issued for conversion of Series C Preferred Stock

During the year ended April 30, 2018, the Company issued 4,500,180 shares of the Company’s common stock in exchange for the conversion of 45,002 shares of the Company’s Series C Preferred Stock.

Common stock issued for conversion of Series E Preferred Stock

During the year ended April 30, 2018, the Company issued 2,500,000 shares of the Company’s common stock in exchange for the conversion of 2,500 shares of the Company’s Series E Preferred Stock.

Common stock issued for accrued services

In May 2017, in the Company issued 37,879 shares of the Company’s common stock having a fair value of $100,000 to the Company’s former Chief Geologist for services rendered to the Company from June 2016 to January 2017 pursuant to his employment agreement with the Company’s wholly-owned subsidiary Gold King. Additionally, in August 2017, the Company issued 14,706 shares of the Company’s common stock to its former Chief Geologist which consisted of 14,706 shares related to services rendered to the Company from February 2017 to April 2017 pursuant to his employment agreement (see Note 11) having a total fair value of $37,500 or $2.55 per common share based on the quoted trading price on the date of grant. In connection with these issuances, the Company reduced accrued salaries by $137,500 during the year ended April 30, 2018.

On May 8, 2018, the Company paid an accrued service liability to its former Chief Geologist in the amount of $12,500 by issuing 9,191 shares of common stock at a price of $1.36 per common share based on the quoted trading price on the date of grant. In connection with this issuance, the Company reduced accrued salaries by $12,500 during the year ended April 30, 2019.

Common stock issued for exploration services

On December 31, 2018, the Company paid a portion of its accounts payable to a vendor, in the amount of $183,226 by issuing 199,159 shares of common stock. The Company valued these common shares at the fair value of $183,226 or $0.92 per common share based on the quoted trading price on the date of grant. The Company recognized stock-based compensation of $183,226 during the year ended April 30, 2019.

Common stock issued for salaries

Between May 2018 and April 2019, the Company issued 130,941 shares of the Company’s common stock to its former Chief Geologist for services rendered to the Company from May 2018 to March 2019 pursuant to his employment agreement (see Note 11). The Company valued these common shares at the fair value of $137,500, or $0.90 to $1.33 per common share based on the quoted trading prices on the date of grants and recognized stock-based compensation of $137,500 during the year ended April 30, 2019.

On April 12, 2019, the Company issued an aggregate of 438,820 shares of the Company’s common stock to the CEO and COO of the Company for services rendered. The Company valued these common shares at the fair value of $430,000 or $0.98 per common share based on the quoted trading price on the date of grant and recognized stock-based compensation of $430,000 during the year ended April 30, 2019.

Common stock issued for prepaid services

Between May 2018 and April 2019, the Company issued 130,941 shares of the Company’s common stock to its former Chief Geologist for services rendered to the Company from May 2018 to March 2019 pursuant to his employment agreement (see Note 11). The Company valued these common shares at the fair value of $137,500, or $0.90 to $1.33 per common share based on the quoted trading prices on the date of grants and recognized stock-based compensation of $137,500 during the year ended April 30, 2019.

In August 2017, the Company issued an aggregate of 117,500 shares of the Company’s common stock to four consultants pursuant to consulting agreements related to investor relations and business advisory services. The term of the consulting agreements ranged from 3 months to 12 months. The Company valued these common shares at the fair value of $280,825 or $2.39 per common share based on the quoted trading price on the date of grant. The Company recognized stock-based compensation of $5,975 (amortization of prepaid stock-based expense balance as of April 30, 2018) and $274,850 during the years ended April 30, 2019 and 2018, respectively.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

Common stock issued for services

During the year ended April 30, 2018, the Company issued an aggregate of 74,091 shares of the Company’s common stock to its former Chief Geologist for services rendered to the Company pursuant to his employment agreement (see Note 11). The Company valued these common shares at the fair value of $137,500 or $1.40 to $2.55 per common share based on the quoted trading prices on the dates of grant and recognized stock-based compensation of $137,500 during the year ended April 30, 2018.

In August 2017, the Company issued an aggregate of 195,525 shares of the Company’s common stock to officers and employees of the Company for services rendered. The Company valued these common shares at the fair value of $467,305 or $2.39 per common share based on the quoted trading price on the date of grant and recognized stock-based compensation of $467,305 during the year ended April 30, 2018.

In August 2017, the Company issued an aggregate of 6,462 shares of the Company’s common stock to five directors of the Company for services rendered. The Company valued these common shares at the fair value of $15,444 or $2.39 per common share based on the quoted trading price on the date of grant and recognized stock-based compensation of $15,444 during the year ended April 30, 2018.

On November 16, 2017, the Company issued an aggregate of 33,681 shares of the Company’s common stock to two former officers of the Company for services rendered. The Company valued these common shares at the fair value of $55,574 or $1.65 per common share based on the quoted trading price on the date of grant and reduced accrued salaries of $55,574.

Between March 2018 and April 2018, the Company issued an aggregate of 228,724 shares of the Company’s common stock to officers and employees of the Company for services rendered. The Company valued these common shares at the fair value of $430,001 or $2.39 per common share based on the quoted trading price on the date of grant and recognized stock-based compensation of $430,001 during the year ended April 30, 2018.

On February 19, 2019, the Company entered into consulting agreements with various investor relations firms under which it was required to pay for services in cash and shares of the Company’s common stock. The consulting agreements range from a six-month to twelve-month term. Additionally, on April 16, 2019, the Company entered into a one year consulting agreement with a director of the Company for providing services related to investor and strategic introduction to potential industry partners. A total of 201,874 shares were issued at a fair value of $205,630 or $0.98 to $1.03 per common share based on the quoted trading prices on the date of grants. The Company recognized stock-based compensation of $45,253 during the year ended April 30, 2019 and recorded prepaid stock-based expense of $160,377 at April 30, 2019 to be amortized over the respective terms of the consulting agreements.

Common stock issued for services with vesting terms

On November 10, 2017, the Company appointed Andrew Kaplan as a director of the Company. Mr. Kaplan received the Company’s equity award for new independent directors of 12,000 shares of the Company’s common stock as compensation, which shall vest in 24 equal monthly installments over a two-year period, beginning on the one-month anniversary of the date of issuance. The Company valued these common shares at the fair value of $15,240 or $1.27 per common share based on the quoted trading price on the date of grant. The fair value of the shares will be expensed on a straight-line basis to consulting expense over the vesting period.

On February 20, 2018, the Company issued 150,000 shares of the Company’s common stock as compensation to a consultant. The term of the consulting agreement was for 12 months. The shares vested 1/12 per month over the term. The Company valued these common shares at the fair value of $199,875 or $1.33 per common share based on the quoted trading prices on the date of grants.

On September 30, 2018, the Company issued an aggregate of 1,000,000 shares of the Company’s common stock to officers, directors, employees and consultants for services rendered. The shares vest 50% on the date of issuance and 50% on the one-year anniversary of the date of issuance. The 1,000,000 shares had a fair value of $990,000 or $0.99 per common share based on the quoted trading price on the date of grant and will be expensed over the vesting period.

In connection with the issuances above, the Company recognized total stock-based compensation of $982,370 and $37,004 during the years ended April 30, 2019 and 2018, respectively. As of April 30, 2019, the remaining balance of unvested common stock amounted to $188,488.

Stock options issued for services

On December 21, 2017, the Company issued four employees an aggregate of 925,000 common stock options for services, having a total fair value of approximately $878,000. Of these options, 231,250 vested immediately, 231,250 vested on December 21, 2018, 231,250 vest on December 21, 2019 and 231,250 vest on December 21, 2020. These options expire on December 21, 2022. These options have an exercise price of $1.47 per share. Of these options, 37,500 unvested options were forfeited with the departure of an employee on May 1, 2018.

On December 21, 2017, the Company issued four board members an aggregate of 200,000 common stock options for services, having a total fair value of approximately $170,000. 100,000 of the options vest immediately and 100,000 vested on December 21, 2018. These options expire on December 21, 2022. These options have an exercise price of $1.47 per share.

On December 21, 2017, the Company issued three consultants an aggregate of 75,000 common stock options for services, having a total grant date fair value of approximately $76,000. Of these options, 18,750 vested immediately, 18,750 vested on December 21, 2018, 18,750 vest on December 21, 2019 and 18,750 vest on December 21, 2020. These options expire on December 21, 2022. These options have an exercise price of $1.47 per share.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

On April 10, 2018, the Company issued 50,000 common stock options to the former CFO of the Company for services, having a total fair value of approximately $52,000. Of these options 12,500 vested immediately, 12,500 were to vest on April 9, 2019, 12,500 were to vest on April 9, 2020 and 12,500 were to vest on April 9, 2021. These options expire on April 9, 2023. These options have an exercise price of $1.49 per share. Of these options, 37,500 unvested options were forfeited with the departure of the CFO on December 31, 2018.

On April 16, 2018, the Company issued an employee 50,000 common stock options for services, having a total fair value of approximately $47,000. Of these options, 12,500 vested on July 15, 2018, 12,500 vested on April 16, 2019, 12,500 vest on April 16, 2020 and 12,500 vest on April 16, 2021. These options expire on April 16, 2023. These options have an exercise price of $1.34 per share.

The Company used the Black-Scholes model to determine the fair value of stock options granted during the year ended April 30, 2019 and 2018. In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Year Ended April 30, 2019	For the Year Ended April 30, 2018
Risk free interest rate	-	2.26 – 2.81%
Dividend yield	-	0.00%
Expected volatility	-	93.47 – 100%
Contractual term	-	4.65 – 5.0
Forfeiture rate	-	0.00%

The following is a summary of the Company’s stock option activity during the years ended April 30, 2019 and 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2017	231,458	$3.60	4.08
Granted	1,300,000	1.47	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at April 30, 2018	1,531,458	1.79	4.43
Granted	—	—	—
Exercised	—	—	—
Forfeited	(75,000)	1.48	—
Cancelled	—	—	—
Balance at April 30, 2019	1,456,458	1.80	3.29

Options exercisable at end of period	956,458	$1.98
Options expected to vest	500,000	$1.46
Weighted average fair value of options granted during the period		$—

At April 30, 2019 and 2018, the aggregate intrinsic value of options outstanding and exercisable was $0 and $1,000, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $328,082 and $174,835 for the years ended April 30, 2019 and 2018. As of April 30, 2019, the remaining balance of unvested stock options is $477,014 and is expected to be recognized over the remaining weighted average vesting period of 1.66 years.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

Stock Warrants

The following is a summary of the Company’s warrant activity during the years ended April 30, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2017	452,359	$2.64	4.29
Recapitalization on May 23, 2017	33,415	32.61	0.77
Granted	1,250,000	3.30	3.50
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(33,415)	32.61	—
Balance at April 30, 2018	1,702,359	3.12	3.25
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled/Expired	—	—	—
Balance at April 30, 2019	1,702,359	3.12	2.25

Warrants exercisable at end of period	1,702,359	$3.12
Warrants expected to vest	-	$-
Weighted average fair value of warrants granted during the period		$-

At April 30, 2019 and 2018, the aggregate intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

	April 30, 2019	April 30, 2018
Common stock equivalents:
Stock options	1,456,458	1,531,458
Stock warrants	1,702,359	1,702,359
Total	3,158,817	3,233,817

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

The Company’s rights to the Copper King Project arise under two State of Wyoming mineral leases:

1) State of Wyoming Mining Lease No. 0-40828 consisting of 640 acres.

2) State of Wyoming Mining Lease No. 0-40858 consisting of 480 acres.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

Total lease expense for the years ended April 30, 2019 and 2018 was $2,240 and $2,240, respectively.

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

FOB Mine Value per Ton	Percentage Royalty
$00.00 to $50.00	5%
$50.01 to $100.00	7%
$100.01 to $150.00	9%
$150.01 and up	10%

The future minimum lease payments under these mining leases are as follows:

2020	$2,240
2021	2,240
2022	2,240
2023	2,240
2024	960
$9,920

The Company may renew each lease for a third ten-year term which will require one annual payment of $3.00 per acre and then $4.00 per acre for each year thereafter.

Executive Employment Agreements

On October 29, 2018, the Company and Chief Executive Officer of the Company, Mr. Edward Karr, executed an employment agreement (the “Karr Employment Agreement”). The material terms of the Karr Employment Agreement include: (i) an annual base salary of $250,000; (ii) eligibility to earn an annual incentive bonus of up to 100% of Mr. Karr’s base salary, payable in cash or stock at Mr. Karr’s discretion; (iii) eligibility to participate in any long term incentive plan adopted by the Company; and (iv) eligibility to participate in any Company employee benefit plans. Mr. Karr is also subject to non-solicitation and confidentiality provisions set forth in the Karr Employment Agreement. During fiscal year 2019 and 2018, the incentive bonuses were paid in shares of the Company’s common stock (see Note 9).

On October 29, 2018, the Company and Chief Operating Officer of the Company, Mr. David Rector, executed an employment agreement (the “Rector Employment Agreement”). The material terms of the Rector Employment Agreement include: (i) an annual base salary of $180,000; (ii) eligibility to earn an annual incentive bonus of up to 100% of Mr. Rector’s base salary, payable in cash or stock at Mr. Rector’s discretion; (iii) eligibility to participate in any long term incentive plan adopted by the Company; and (iv) eligibility to participate in any Company employee benefit plans. Mr. Rector is also subject to non-solicitation and confidentiality provisions set forth in the Rector Employment Agreement. During fiscal year 2019 and 2018, the incentive bonuses were paid in shares of the Company’s common stock (see Note 9).

On June 27, 2016, the Company entered into an employment agreement with its former Chief Geologist, Mr. David Mathewson. The initial term of the agreement was for one year, with automatic renewals for successive one-year terms unless terminated by written notice at least 30 days prior to the expiration of the term by either party. Mr. Mathewson was to receive a base salary of $200,000 per year. The base salary was payable as follows: (a) 25% of the base salary in equal monthly cash installments and (b) the remaining 75% of the base salary in equal monthly installments in the form of common stock of the Company. Each installment of common stock was to be issued on the first business day of the month and valued at the market price on the trading day immediately prior to the date of issuance. Market price is the closing bid price on the principal securities exchange or trading market. Mr. Mathewson was entitled to receive a bonus to be paid in cash, stock, or a combination thereof and equity awards. In May 2019, the Company elected not to renew this agreement by submitting a written notice to Mr. Mathewson prior to the automatic renewal.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

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

Under the terms of the separation agreement, Mr. Moylan received a severance payment of an aggregate of $494,227. Unless revoked, the separation agreement became effective eight days following execution. Such severance payment is the sole and exclusive payment by the Company and is in lieu of any and all payments or obligations, including any separation payments under prior agreements between Mr. Moylan and the Company. Also as set forth in the separation agreement, Mr. Moylan, until terminated by the Company’s Board of Directors at its sole option with two weeks’ notice, would serve as the President and Chief Executive Officer of Dataram Memory for a monthly fee of $19,667, payable 90% in common stock of the Company and 10% in cash and provide general consulting and support services to the Company. Mr. Moylan no longer serve in any capacity with the Company or its subsidiaries effective October 31, 2017.

On June 6, 2017, Anthony Lougee resigned as Chief Financial Officer of the Company pursuant to a Change in Control and Severance Agreement by and between the Company and Mr. Lougee dated July 31, 2015. Mr. Lougee’s decision to resign did not result from any disagreement with the Company, the Company’s management or the Board of Directors. On June 8, 2017, the Company entered into a separation agreement with Mr. Lougee. Under the terms of the separation agreement, Mr. Lougee received a severance payment of an aggregate of $221,718. Unless revoked, the separation agreement became effective eight days following execution. Such severance payment was the sole and exclusive payment by the Company and was in lieu of any and all payments or obligations, including any separation payments under prior agreements between Mr. Lougee and the Company, including the severance agreement.

Subsequent to the Merger, on June 8, 2017, the Company reappointed Mr. Lougee to serve as our Chief Financial Officer and as the Chief Financial Officer of Dataram Memory and entered into an amended and restated offer letter agreement which was accepted. Mr. Lougee’s compensation remained the same as his compensation immediately prior to his resignation: a base salary of $144,000 with additional monthly cash payments of $2,500 through the earliest to occur of (i) his resignation or removal as Chief Financial Officer of the Company or of Dataram Memory or (ii) November 23, 2017. He would receive a monthly award of 500 shares of restricted common stock under this amended agreement. Mr. Lougee’s employment was on an at-will basis and may be terminated without notice at any time by Mr. Lougee or the Board of Directors. The employment agreement canceled and superseded the severance agreement, the offer letter agreement by and between the Company and Mr. Lougee dated July 31, 2015 and the incentive agreement by and between the Company and Mr. Lougee dated February 7, 2017. Effective October 17, 2017, Mr. Lougee resigned as the Company’s Chief Financial Officer.

NOTE 12 — INCOME TAX

The components of income tax expense (benefit) are as follows:

	Year Ended April 30,
	2019	2018
Current
Federal	$-	$-
State and local	-	2,800
Total current	-	2,800

Deferred
Federal	$435,345	$(438,145)
State and local	-	-
Total deferred	435,345	(438,145)

Total income tax expense (benefit)	$435,345	$(435,345)

The Company has a net operating loss carryforward for federal tax purposes totaling approximately $48.0 million, which, after a $30.0 million write-down in fiscal 2018 for an IRC Section 382 ownership change upon a merger, leaves approximately $18.0 million of available net operating loss carryforward at April 30, 2019. Approximately $13.2 million expires through the year 2038, with approximately $4.8 million net operating losses incurred in fiscal 2019 that do not expire and can be utilized to offset up to 80% of future taxable income under the Tax Cuts and Jobs Act described below. The Company has approximately $315,000 of various state net operating loss carryforwards that expire through the year 2038.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

The deferred tax assets are summarized as follows:

	April 30, 2019	April 30, 2018
Net operating loss carryover	$3,777,000	$1,905,000
Stock-based compensation	1,753,000	1,580,000
Capitalized exploration costs	341,000	163,145
Accrued remediation costs	3,000	-
Alternative minimum tax credit carryover	438,000	438,000
Subtotal	6,312,000	4,086,145
Less: valuation allowance	(6,312,000)	(3,648,000)
Net deferred tax asset	$-	$438,145

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during the fiscal year ended April 30, 2018. The Company did not incur any income tax benefit or provision for the year ended April 30, 2019 as a result of the changes to tax laws and tax rates under the Act. The Company’s net deferred tax asset was reduced by approximately $2,021,000 during the fiscal year ended April 30, 2018, which consisted primarily of the re-measurement of federal deferred tax assets and liabilities from 35% to 21%.

The Company has not completed its assessment of the ownership of the alternative minimum tax credit carryforward and therefore did not record a benefit for the potential refund for alternative minimum tax credit for the tax year ended April 30, 2019.

As of April 30, 2019, the Company had deferred tax assets arising principally from the net operating loss carryforward for income tax purposes multiplied by an expected blended federal and state tax rate of 21.0%. Due to the change in the physical presence (nexus) of the Company subsequent to the sale of Dataram assets, the Company no longer has significant income or loss apportioned to any taxable state. Any minor apportionment that may occur to any taxable state will be immaterial to current and future operations of the company. Therefore, the effective state tax rate used in the calculation of deferred tax is 0%.As management of the Company cannot determine that it is more likely than not that the Company will realize the benefits of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset has been established at April 30, 2019.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows:

	Year Ended April 30,
	2019		2018
Federal income tax expense (benefit) based on statutory rate	$(1,598.000)	21.0%	$(4,130,000)	29.7%
State income tax expense (benefit), net of federal taxes	-	-%	(119,000)	.8%
Change in effective state tax rate	340,000	(4.5)%	-	-%
Change in prior year estimate	(971,000)	12.8%	-	-%
Impairment of Goodwill	-	-%	2,072,000	(14.7)%
Net operating loss decrease under IRC Section 382	-	-%	10,579,000	(75.1)%
Impact of tax law change and other	-	-%	2,021,000	(14.5)%
Increase (decrease) in valuation allowance	2,664,000	(35.0)%	(10,858,000)	76.9%
Total taxes on income (loss)	$435,000	(5.7)%	$(435,000)	3.1%

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2019 and 2018

The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For both federal and state income tax purposes, the Company’s fiscal 2016 through 2019 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

NOTE 13 — SUBSEQUENT EVENTS

In May 2019, the Company elected not to renew the employment agreement of the Company’s Chief Geologist, Mr. David Mathewson, by providing a written notice not to renew such employment agreement prior to the automatic renewal (see Note 11).

Between May 2019 and July 2019, the Company issued and aggregate of 32,218 shares of common stock to satisfy a stock payable to an employee for services rendered between May 2019 and July 2019. The shares were valued at $37,500 using a share price ranging from $1.03 to $1.33 on the date of grants.

On June 19, 2019, the Company filed a Certificate of Designations, Preferences and Rights of the Series F Preferred (the “Certificate of Designations”) with the Secretary of State of the State of Nevada amending its articles of incorporation to establish the Series F Preferred and the number, relative rights, preferences and limitations thereof. Pursuant to the Certificate of Designations, 1,250 shares of preferred stock have been designated as Series F Preferred, and each of the shares of Series F Preferred initially is convertible, at the election of the holder, into a number of shares of the Company’s common stock equal to the stated value of the Series F Preferred Share, which is $2,000, subject to specified adjustments, divided by the conversion price, which is $1.14 per share, subject to specified adjustments subject to adjustment in the event of stock split, stock dividends, and recapitalization or otherwise (the “Conversion Price”). Based on the initial Conversion Price, approximately 2,193,750 shares of common stock would be issuable upon conversion of all of the Series F Preferred Stock to be sold pursuant to the Purchase Agreement. A holder of Series F Preferred Stock shall have no right to convert any portion of the Preferred Stock to the extent that, after giving effect to such conversion, the holder would beneficially own in excess of 4.99% (or, at the election of a holder after providing 61 days’ prior written notice to the Company, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon such conversion. Holders of the Series F Preferred Stock shall be entitled to receive dividends when and as declared by the Company’s board of directors, from time to time, and shall participate on an “as converted” basis with all dividends declared on the Company’s common stock.

Upon the Company’s liquidation, the holders of the Series F Preferred Stock are entitled to receive in cash out of the assets of the Company, after payment of the liquidation preference for any outstanding shares of senior preferred stock, but before any amount is paid to the holders of any of shares of junior stock and pari passu with any parity stock then outstanding, an amount per share equal the greater of (A) the stated value thereof on the date of such payment and (B) the amount per share such holder would receive if such holder converted such Series F Preferred into common stock immediately prior to the date of such payment.

Except as required by law or the Company’s Articles of Incorporation, including certain protective provisions in the Certificate of Designations, holders of the Series F Preferred Stock have the same voting rights as holders of common stock, voting together as one class on an as-converted basis based on a conversion price equal to $1.14, subject to beneficial ownership limitations.

On June 19, 2019, the Company sold, under the terms of a securities purchase agreement, 1,250 Series F Preferred units, for $2,000 per unit, for an aggregate purchase price of $2,500,000. Each unit consisted of one (1) share of 0% Series F Preferred Stock and 878 Class X Warrants on a registered basis and 1,755 Class A Warrants on an unregistered basis. The Company sold a total of 1,250 Series F Preferred Stock, 2,193,750 Class A Warrants and 1,097,500 Class X Warrants under the agreement. Each share of Series F Preferred Stock, at the option of the holder at any time, may be converted into the number of shares of common stock of the Company determined by dividing the $2,000 (stated value per share of the Series F Preferred Stock) by a conversion price of $1.14 per share (approximately 2,193,750 shares of common stock), subject to adjustment. Each Class X Warrant is exercisable to acquire one share of our common stock and one Class Y Warrant at an exercise price of $1.14, for a period of six (6) months from the date of issuance. Each Class Y Warrant is exercisable to acquire one share of common stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance (the “Initial Exercise Date”) and will expire on a date that is the five (5) year anniversary of the Initial Exercise Date. Each Class A Warrant is exercisable to acquire one share of Common Stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. In aggregate, if all of the shares of common stock are issued on conversion of the Series F Preferred Stock and exercise of the Class A, Class X and Class Y warrants, the Company would issue a total of 6,582,500 shares of common stock. The warrants holders may elect to exercise the warrants via cashless exercise if there is no effective registration statement registering these warrants pursuant to the terms of each respective warrant certificates. The net proceeds, after estimated expenses of the offering payable by the Company, are estimated to be $2.4 million after deducting issue cost of approximately $35,000. The Company expects to use the net proceeds from the offering for general corporate purposes. The offering closed on June 20, 2019, subject to the satisfaction of customary closing conditions. The fair value of the Series F Preferred Stock and warrants if converted on the date of issuance was greater than the value allocated to the preferred stock and warrants. As a result, a BCF of approximately $2.0 million was recorded upon issuance of the Series F Preferred Stock and warrants. The Company accounted for the BCF resulting from the issuance of Series F Preferred Stock and warrants using the relative fair value method (see Note 2).

The Purchase Agreement includes customary representations, warranties and covenants by the Company and provides for indemnification of the Purchasers against certain liabilities, including liabilities incurred as a result of or relating to any breach of the representations, warranties, covenants or agreements made by the Company in the Purchase Agreement.

In June 2019 and July 2019, the Company issued 522,814 and 354,385 shares, respectively, of the Company’s common stock in exchange for the conversion of 298 and 202 shares, respectively, of the Company’s Series F Preferred Stock.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2019. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”). Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal controls over financial reporting as of April 30, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of April 30, 2019 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of April 30, 2019 our internal controls over financial reporting were not effective at the reasonable assurance level:

As of April 30, 2019, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the COSO framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended April 30, 2019. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

During 2019, the we began to institute process and procedures towards remediating these weaknesses by implementing the following:

1.	The hiring of an outside consulting firm to assist in preparation of our financial statements and provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors.

2.	Starting the process of documenting its control environment.

We are continuing to further remediate these weaknesses as resources permit and plans to have our assessment of internal controls over financial reporting completed during the 2nd quarter of our fiscal year ended April 30, 2020.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that there were no such changes during the quarter ended April 30, 2019.

Item 9B. OTHER INFORMATION

On August 3, 2018, we dismissed Marcum LLP (“Marcum”) as our independent registered public accounting firm. The report of Marcum on our financial statements for the fiscal years ended April 30, 2018 and 2017 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During our prior two fiscal years and during the subsequent interim period through August 3, 2018, there were no disagreements as defined in Item 304 of Regulation S-K with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

On August 3, 2018, we engaged KBL, LLP (“KBL”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as its independent registered public accounting firm. During our two most recent fiscal years, and the subsequent interim period through August 3, 2018, neither we nor anyone on our behalf consulted KBL regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Marcum’s dismissal and KBL’s appointment was disclosed on Form 8-K filed by us on August 7, 2018.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

The following persons are our directors and executive officers and hold the offices set forth opposite their names.

Name	Age	Principal Occupation	Officer/ Director Since
Edward M. Karr	49	Chief Executive Officer, President and Director of U.S. Gold Corp.	2015
Timothy M. Janke	67	Director of U.S. Gold Corp.	2016
John N. Braca	61	Director of U.S. Gold Corp.	2017
Andrew Kaplan Ryan K. Zinke	52 57	Director of U.S. Gold Corp. Director of U.S. Gold Corp.	2017 2019
David Rector	72	Chief Operating Officer, Secretary of U.S. Gold Corp.	2016
Ted Sharp	63	Chief Financial Officer - Principal Financial and Accounting Officer of U.S. Gold Corp.	2018

(1) Effective July 1, 2019, Mr. Davidson resigned as a director of U.S. Gold Corp.

Edward M. Karr has been serving as a Director since June 2015, and has been the President and Chief Executive Officer, and a Director of Gold King Corp. since April 2016. Mr. Karr became our President and Chief Executive Officer on May 23, 2017 and remains a member of the board. Mr. Karr is an international entrepreneur and founder of several investment management companies based in Geneva, Switzerland. Mr. Karr is a Director and Chair of the Audit Committee of Levon Resources. Mr. Karr previously served on the boards of Pershing Gold Corp., PolarityTE, Inc. (formerly Majesco Entertainment Company) and Spherix Incorporated. Mr. Karr is a board member and past President of the American International Club of Geneva and Chairman of Republican’s Overseas Switzerland. Mr. Karr has more than 25 years of capital markets experience as an executive manager, financial analyst, money manager and investor. In 2004, Futures Magazine named Mr. Karr as one of the world’s Top Traders. He is a frequent contributor to the financial press. Mr. Karr previously worked for Prudential Securities in the United States. Before his entry into the financial services arena, Mr. Karr was affiliated with the United States Antarctic Program and spent thirteen consecutive months working in the Antarctic, receiving the Antarctic Service Medal for winter over contributions of courage, sacrifice and devotion. Mr. Karr studied at Embry-Riddle Aeronautical University, Lansdowne College in London, England and received a B.S. in Economics/Finance with Honours (magna cum laude) from Southern New Hampshire University. Mr. Karr is qualified to serve on our Board because of his global operating and executive management experience; deep knowledge of capital markets; experience in public company accounting, finance, and audit matters as well as his experience in a range of board and committee functions as a member of various boards.

Timothy M. Janke has been serving as a member of the board of directors of Gold King Corp. since April 2016 and became a director in May 2017. In addition, he has been serving as the Chief Operating Officer of Pershing Gold Corp. since August 2014. Since November 2010, Mr. Janke has been the president of his own consulting business providing mine operating and evaluation services to several mining companies. Beginning in July 2012, he provided consulting services at the Relief Canyon Project advising the company on mine start-up plans and related activities. From June 2010 to August 2014, Mr. Janke served as Vice President and Chief Operating Officer of Renaissance Gold, Inc. and its predecessor Auex Ventures, Inc. He was General Manager-Projects for Goldcorp Inc. and its predecessor Glamis Gold, Inc. from July 2009 to May 2010, Vice President and General Manager of the Marigold Mine from February 2006 to June 2009, and its Manager of Technical Services from September 2004 to January 2006. Since August 2011, Mr. Janke has served as a director for Renaissance Gold. He is a past Director of both the Nevada Mining Association, and Silverado Area Council Boy Scouts. He has a B.S. in Mining Engineering from the Mackay School of Mines. Mr. Janke is qualified to serve on our Board because of his more than 40 years of engineering and operational experience in the mining industry, and broad range of expertise in mining operations throughout the USA, Canada and Australia.

John N. Braca has been serving as a member of our board of directors since May 2017 and was appointed Chairman in September 2018. In addition, he is a financial executive and business partner with a strong track record in portfolio management, venture capital fundraising, as well as financial and operational management. He has served as a director and board observer for life science, technology and development companies over the course of his career. Mr. Braca has also served as an active member of both Audit and Compensation Committees for both public and private companies and has led several of the public companies as the Chairman of the Audit Committee. John N. Braca has been a director of Sevion Therapeutics since October 2003. Since April 2013, Mr. Braca has been the President and sole proprietor of JNB Consulting, which provides strategic business development counsel to biotechnology companies. From August 2010 through April 2013, Mr. Braca had been the executive director controller for Iroko Pharmaceuticals, a privately-held global pharmaceutical company based in Philadelphia. From April 2006 through July 2010, Mr. Braca was the managing director of Fountainhead Venture Group, a healthcare information technology venture fund based in the Philadelphia area, and has been working with both investors and developing companies to establish exit and business development opportunities. From May 2005 through March 2006, Mr. Braca was also consultant and advisor to GlaxoSmithKline management in their research operations. From 1997 to April 2005, Mr. Braca was a general partner and director of business investments for S.R. One, Limited, or S.R. One, the venture capital subsidiary of GlaxoSmithKline. In addition, from January 2000 to July 2003, Mr. Braca was a general partner of Euclid SR Partners Corporation, an independent venture capital partnership. Prior to joining S.R. One, Mr. Braca held various finance and operating positions of increasing responsibility within several subsidiaries and business units of GlaxoSmithKline. Mr. Braca is a licensed Certified Public Accountant in the state of Pennsylvania and is affiliated with the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Mr. Braca received a Bachelor of Science in Accounting from Villanova University and a Master of Business Administration in Marketing from Saint Joseph’s University. Mr. Braca is qualified to serve on the Board because of his deep knowledge of financial and operational issues; extensive experience in operational and executive management, deep governance acumen, and strong knowledge of early stage and public companies.

The Honorable Ryan Zinke has been serving as a member of our board of directors since April 2019. He was born and raised in Montana and attended the University of Oregon where he was awarded All-PAC 10 honors, the Sahlstrom Award and the prestigious Emerald Cup Award for academic, leadership and athletic achievement. He then attended US Navy Officers Candidate School and completed Navy SEAL Training in 1985 and was assigned to SEAL Team ONE. Highlights of Commander Zinke’s twenty-three-year career in Special Operations includes two tours of duty at SEAL Team SIX, Acting Commander of Special Forces in Iraq, Task Force Commander in Bosnia and Kosovo, and served as the “Dean” of Special Warfare training. He was awarded the Bronze Star for combat in Iraq and is credited with conducting 360 combat missions and the capture or kill of 72 terrorists. He retired from active duty in 2008 and was elected as a Montana State Senator and later twice elected as Montana’s sole member of the US House of Representatives. He served on the House Armed Services and Natural Resources committees. In 2016, Congressman Zinke was nominated by President Donald J. Trump and later confirmed by the US Senate to serve as the 52nd US Secretary of the Interior. As Secretary, he was a champion of restoring the voice of state and local communities in land and wildlife management decisions, established and protected wildlife corridors, budgeted for the largest investment in our Nation’s history for National Parks, increased public access for recreation and traditional use, and was the principle architect of the American Energy “Dominance” policy. After 31 years of public service, President Trump accepted his resignation in 2019. The Honorable Ryan Zinke is the author of American Commander and serves on numerous boards. He holds an MBA in Finance, an MS in Global Leadership, and a BS in Geology. He is married to the former Lolita Hand of Santa Barbara, has three children and two grandchildren.

Andrew Kaplan has been serving as a member of our board of directors since November 2017. In addition, he is a founder of A to B Capital Management and manages the A to B Capital Special Situations Fund, LP which was launched on January 1, 2009. The fund invests in the small cap sector through private, pre-public and publicly traded companies. In addition, he has been a Vice President of Barry Kaplan Associates for the past 22 years, a leading financial public relations firm for both public and private companies in the US, Canada and abroad. Prior to working at BKA, he had six years’ experience working at major investment banks involved in deal structure, mergers and acquisitions and trading. Mr. Kaplan is a member of the Board of Directors for Coral Gold Resources, Ltd. (CLH.V) and a former member of the Board of PolarityTE, Inc. (COOL) and Naked Brand Group (NAKD). He holds a BSBA from the University of Hartford in Finance and Insurance. Mr. Kaplan is qualified to serve as a director due to his extensive business and management expertise and his extensive knowledge of capital markets.

David Rector is our Chief Operating Officer and Corporate Secretary and has been with us since April 2016. Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. In addition, he was the Chief Executive Officer of Sevion Therapeutics, Inc. from January 2015 to December 2017, and a director since February 2002. Mr. Rector served as a director and member of the compensation and audit committee of the Dallas Gold and Silver Exchange Companies Inc. (formerly Superior Galleries, Inc.) from May 2004 to September 2015. From November 2012 through January 2014, Mr. Rector has served as the CEO and President of Valor Gold. From February 2012 through January 2013, Mr. Rector has served as the VP Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2007 through February 2013, Mr. Rector has served as President and CEO of Standard Drilling, Inc. From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs. From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion-dollar pulp and paper industry corporation. Mr. Rector received a Bachelor of Science degree in Business/Finance from Murray State University in 1969.

Ted Sharp has been our Chief Financial Officer, Principal Financial and Accounting Officer since December 2018. Mr. Sharp is a Certified Public Accountant and has Bachelor of Business Administration Degree in Accounting from Boise State University. Since 2003, he has been President of Sharp Executive Associates, Inc., a privately-held accounting firm providing Chief Financial Officer services to clients. Concurrent with his position with us, Mr. Sharp serves part-time as Chief Financial Officer of Goldrich Mining Company, from February 2006 through the present; from September 2018 through the present, serves part-time as Chief Financial Officer of Timberline Resources Corporation; from July 2012 through the present, as principal and serves part-time as Chief Executive and Financial Officer of US Calcium LLC, a privately-held natural resource company. From May 2011 through January 2012, Mr. Sharp served part-time as Chief Financial Officer of Gryphon Gold Corporation, a natural resource company trading on the FINRA OTCBB, and from September 2008 through November 2010, Mr. Sharp served part-time as Chief Executive Officer, President and Chief Financial Officer of Texada Ventures, Inc, a natural resource exploration company formerly trading on the FINRA OTCBB. From November of 2006 to June 2009, Mr. Sharp served part-time as Chief Financial Officer of Commodore Applied Technologies, Inc., an environmental solutions company formerly trading on the FINRA OTCBB. Prior to 2003, he worked for 14 years in positions of Chief Financial Officer, Managing Director of European Operations and Corporate Controller for Key Technology, Inc., a publicly-traded manufacturer of capital goods. Mr. Sharp has more than 30 years of experience in treasury management, internal financial controls, SEC reporting and Corporate Governance.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer or control person has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

General

We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and shareholders who own more than 10% of our stock to file forms with the SEC to report their ownership of our stock and any changes in ownership. We assist our directors and executive officers by identifying reportable transactions of which it is aware and preparing and filing their forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to us. We have reviewed all forms provided to us. Based on that review and on written information given to use by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year except for four late filings related to six transactions involving David Mathewson, our former Vice-President and Head of Exploration.

Independence of Directors

Our Board is currently comprised of five members, three of whom are independent directors. Mr. Karr and Mr. Janke are not independent directors. Officers are appointed and serve at the discretion of our board of directors.

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

Board Leadership Structure

The Board believes that our shareholders are best served if the Board retains the flexibility to adapt its leadership structure to applicable facts and circumstances, which necessarily change over time. Accordingly, our Corporate Governance Principles provide that the Board may combine or separate the roles of the CEO and chairman, as it deems advisable and in the best interests of us and our shareholders.

The independent directors have concluded that the most effective leadership structure for us at the present time is for Mr. Karr to serve as our CEO. and Mr. Braca as Chairman. The Board made this determination in light of Mr. Karr and Mr. Braca’s experience, which allow them to bring to the Board a broad and uniquely well-informed perspective on our business, as well as insight into the trends and opportunities that can affect our future. In adopting the structure, the Board also concluded that the strong independent membership of the Board and its standing committees ensures robust and effective communication between the directors and members of management, and that the overall leadership structure is effective in providing the Board with a well-informed and current view of our business that enhances its ability to address strategic considerations, as well as focus on the opportunities and risks that are of greatest importance to us and our shareholders. The Board believes this structure has served us well since September 2018.

Under our Corporate Governance Principles, the Board has the flexibility to modify or continue the leadership structure, as it deems appropriate. As part of its ongoing evaluation of the most effective leadership structure for us, in September 2018, the independent directors decided to separate the roles of CEO and Chairman, and also appoint a lead director. The independent directors believe that having a lead director enhances the Board’s independent oversight of management by further providing for strong independent leadership; independent discussion among directors; and independent evaluation of, and communication with, our senior management. Mr. Braca currently serves as Chairman of the Board lead director and has since September 2018. The independent directors unanimously approved Mr. Braca to be Chairman and lead director based on his experience knowledge of governance practices, strategic considerations, and our business interests.

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

Director Attendance at Board, Committee, and Other Meetings

Directors are expected to attend Board meetings and meetings of the committees on which they serve, with the understanding that on occasion a director may be unable to attend a meeting. The Board does not have a policy on director attendance at our annual meeting.

The non-management directors (who also constitute all of the independent directors) meet in executive sessions in connection with regularly scheduled Board meetings and at such other times as the non-management directors deem appropriate. During the fiscal year ended April 30, 2019, these sessions were led by the lead director.

During the fiscal year ended April 30, 2019, the Board held 7 regular and special meetings, the non-management directors did not hold regular and special executive sessions, the Audit Committee held 4 regular and special meetings, the Compensation Committee held 3 regular and special meetings, and the Nominating and Corporate Governance Committee held 2 regular and special meetings. Each director attended 100% or more of the regular and special meetings of the Board and of the committees on which he or she served that were held during his or her term of office.

Board Role in Risk Oversight

Our Board plays an active role in our risk oversight. The Board does not have a formal risk management committee but administers this oversight function through various standing committees of the Board, which are described below. The Audit Committee periodically reviews overall enterprise risk management, in addition to maintaining responsibility for oversight of financial reporting-related risks, including those related to our accounting, auditing and financial reporting practices. The Audit Committee also reviews reports and considers any material allegations regarding potential violations of our Code of Ethics and Business Conduct (the “Code of Ethics” or the “Code”). The Compensation Committee oversees risks arising from our compensation policies and programs. This Committee has responsibility for evaluating and approving our executive compensation and benefit plans, policies and programs. The Nominating Committee oversees corporate governance risks and oversees and advises the Board with respect to our policies and practices regarding significant issues of corporate responsibility.

The Board of Directors has a process for shareholders to communicate with directors. Shareholders should write to the President at our mailing address and specifically request that a copy of the letter be distributed to a particular Board member or to all Board members. Where no such specific request is made, the letter will be distributed to Board members if material, in the judgment of the President, to matters on the Board’s agenda.

Committees of the Board

Our Board has three standing committees: Audit, Compensation, and Nominating and Corporate Governance. Each of the committees is solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is independent pursuant to the Stock Market Rules. Each of the committees operates pursuant to its charter. The committee Charters are reviewed annually by the Nominating and Corporate Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Corporate Governance Committee proposes revisions to the charters. The responsibilities of each committee are described in more detail below. The charters for the three committees are available on our website at www.usgoldcorp.gold by following the link to “Investor Relations” and then to “Corporate Governance.”

Audit Committee

The Audit Committee, among other things, is responsible for:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;
●	reviewing the internal audit function, including its independence, plans, and budget;
●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;
●	reviewing our internal controls with the independent auditor, the internal auditor, and management;
●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;
●	overseeing our financial compliance system; and
●	overseeing our major risk exposures regarding our accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Audit Committee has reviewed and discussed our audited financial statements for the year ended April 30, 2019 with our management and has discussed with KBL the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the Stock Market Rules. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that John Braca meets the qualifications of an Audit Committee financial expert. Our Audit Committee currently consists of the following members: John Braca and Andrew Kaplan. Mr. Kaplan serves as Chairman of the Audit Committee. James D. Davidson served on the Audit Committee for the fiscal year ended April 30, 2019, and through July 1, 2019, the effective date of his resignation as a member of the Board. Due to his resignation, the Audit Committee is not in compliance with Nasdaq Listing Rule 5605(2)(A), which requires at least 3 independent directors serve on the Audit Committee. In accordance with Nasdaq Listing Rule 5605(b)(1)(A), we intend to come into compliance with such Audit Committee independence rules at its upcoming annual general meeting.

Compensation Committee

The Compensation Committee was formed in October 2014. Among other things, it is responsible for:

●	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;
●	overseeing and administering our executive compensation plans, including equity-based awards;
●	negotiating and overseeing employment agreements with officers and directors; and
●	overseeing how our compensation policies and practices may affect our risk management practices and/or risk-taking incentives.

The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. Our Compensation Committee currently consists of the following members: John Braca, Ryan Zinke and Andrew Kaplan. Mr. Kaplan serves as Chairman of the Compensation Committee. Mr. Davidson served as chairman of the Compensation Committee for the fiscal year ended April 30, 2019, and through July 1, 2019, the effective date of his resignation as a member of the Board. The Board has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under SEC rules and the Stock Market Rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, is responsible for:

●	reviewing and assessing the development of the executive officers, and considering and making recommendations to the Board regarding promotion and succession issues;
●	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees, and the Board as a whole;
●	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience, including diversity considerations, for the full Board and each committee;
●	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;
●	reviewing, evaluating, and recommending changes to our Corporate Governance Principles and committee Charters;
●	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;
●	overseeing our compliance program, including the Code of Ethics; and
●	overseeing and evaluating how our corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect our major risk exposures.

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. Our Nominating and Corporate Governance Committee currently consists of the following members: John Braca, Andrew Kaplan and Ryan Zinke. Mr. Kaplan serves as Chairman of the Nominating and Corporate Governance Committee. Mr. Davidson served as chairman of the Compensation Committee for the fiscal year ended April 30, 2019, and through July 1, 2019, the effective date of his resignation as a member of the Board.

Consideration of Director Nominees

As specified in our Corporate Governance Principles, we seek directors with the highest standards of ethics and integrity, sound business judgment, and the willingness to make a strong commitment to us and our success. The Nominating and Corporate Governance Committee works with the Board on an annual basis to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience for the full Board and each committee, taking into account both existing directors and all nominees for election as directors, as well as any diversity considerations and the membership criteria reflected in the Corporate Governance Principles. The Nominating and Corporate Governance Committee and the Board, which do not have a formal diversity policy, consider diversity in a broad sense when evaluating board composition and nominations; and they seek to include directors with a diversity of experience, professions, viewpoints, skills, and backgrounds that will enable them to make significant contributions to the Board and us, both as individuals and as part of a group of directors. The Board evaluates each individual in the context of the full Board, with the objective of recommending a group that can best contribute to the success of the business and represent shareholder interests through the exercise of sound judgment. In determining whether to recommend a director for re-election, the Nominating and Corporate Governance Committee also considers the director’s attendance at meetings and participation in and contributions to the activities of the Board and its committees.

The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders, and its process for considering such recommendations is no different than its process for screening and evaluating candidates suggested by directors, management, or third parties.

Corporate Governance Matters

We are committed to maintaining strong corporate governance practices that benefit the long-term interests of our shareholders by providing for effective oversight and management of our company. Our governance policies, including our Corporate Governance Principles, Code of Ethics, and Committee Charters can be found on our website at www.usgoldcorp.gold by following the link to “Investors” and then to “Governance” and then to “Governance Documents.”

The Nominating and Corporate Governance Committee regularly reviews our Corporate Governance Principles, Code of Ethics, and Committee Charters to ensure that they take into account our developments, changes in regulations and listing requirements, and the continuing evolution of best practices in the area of corporate governance.

The Board conducts an annual self-evaluation in order to assess whether the directors, the committees, and the Board are functioning effectively.

Code of Ethics

Our Code of Ethics which was amended and restated as of November 2018, applies to our employees, directors, officers, contractors, consultants, and persons performing similar functions (“Covered Persons”). This includes our CEO and Chairman, our CFO, and our controller/treasurer. We require that they avoid conflicts of interest, comply with applicable laws, protect our assets, and conduct business in an ethical and responsible manner and in accordance with the Code. The Code prohibits employees from taking unfair advantage of our business partners, competitors, and employees through manipulation, concealment, misuse of confidential or privileged information, misrepresentation of material facts, or any other practice of unfair dealing or improper use of information. The Code requires employees to comply with all applicable laws, rules, and regulations wherever in the world we conduct business. This includes applicable laws on privacy and data protection, anti-corruption and anti-bribery, and trade sanctions. Our Code was initially amended and restated in 2014 (and subsequently amended and restated in 2015, 2017 and 2018) to better reflect our expanding global operations and diverse employee base, enhance its clarity and general readability, and to make other stylistic changes to more closely align the Code with our overall brand. The Code is incorporated herein by reference to the Current Report on Form 8-K filed on November 2, 2018 as Exhibit 14.1 thereto. In addition, the Code is publicly available and can be found on our website at www.usgoldcorp.gold by following the link to “Investors” and then to “Governance” and may be reviewed by accessing our public filings at the SEC’s website at www.sec.gov.

If we make substantive amendments to the Code, or grant any waiver, including any implicit waiver, from a provision of the Code to our CEO and Chairman, CFO, controller/treasurer, and any of our other officers, financial professionals, and persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report filed with the SEC on Form 8-K.

Item 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended April 30, 2019 and 2018.

Name and principal position (1)	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Edward M. Karr Chief Executive Officer (PEO)	2019	$250,000	$-	$250,000	$118,613	$-	$-	$-		$623,741
	2018	250,000	-	$484,313	$56,330	-	-	-		790,643
David Rector Chief Operating Officer (COO)	2019	$180,000	$-	$180,000	$59,306	$-	$-	$-		$422,998
	2018	180,000		348,705	28,165	-	-	-		556,870
Ted Sharp(5) Principal Financial and Accounting Officer	2019	$-	$-	$-	$-	$-	$-	$43,867		$43,867
	2018	-	-	-	-	-	-	-		-
David A. Moylan (Former President)	2019	$-	$-	$-	$-	$-	$-	$-		$-
	2018	19,667	-	91,095	-	-	-	495,112	(3)	605,874
Anthony M. Lougee Chief Financial Officer (Former CFO) (6)	2019	$-	$-	$-	$-	$-	$-	$-		$-
	2018	60,000	14,375	28,765	-	-	-	224,418	(4)	327,558
Robert J. DelAversano (Former Principal Financial and Accounting Officer) (7)	2019	$-	$-	$-	$-	$-	$-	$45,000		$45,000
	2018	-	-	-	12,983	-	-	-		12,983

Notes:

(1) All executives have employment agreements with U.S. Gold Corp. A summary follows:

Chief Executive Officer, Mr. Edward Karr. On November 1, 2018, we entered into an updated employment agreement with Mr. Karr. The initial term of the Agreement is for two years ending on April 30, 2020, with automatic renewals for successive one-year terms unless terminated by written notice at least 90 days prior to the expiration of the term. Mr. Karr is to receive a base salary of $250,000 per year, and annual incentive compensation targeted at 100% of base salary.

Chief Operating Officer and Secretary, David Rector. Our Chief Operating Officer, and former Chief Financial Officer, Mr. David Rector (“COO”), is employed under an updated executive employment agreement dated November 1, 2018. The initial term of the agreement is for one year, with automatic renewals for successive one-year terms unless terminated by written notice at least 30 days prior to the expiration of the term. Mr. Rector is to receive a base salary of $15,000 per month. The agreement calls for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the board of directors and to be paid in cash, stock, or a combination thereof in the discretion of the board.

Chief Financial Officer, Ted Sharp. We entered into a consulting agreement with Sharp Executive Associates, Inc., where Ted Sharp serves as the President. In connection with this agreement between us and Sharp Executive Associates, Inc., Mr. Sharp acts as our Principal Financial and Accounting Officer.

Former Vice President and Head of Exploration, David Mathewson. On June 27, 2016, we entered into an employment agreement with David Mathewson. The initial term of the agreement was for one year, with automatic renewals for successive one-year terms unless terminated by written notice at least 30 days prior to the expiration of the term by either party. In May 2019, we provided a written notice not to renew such employment agreement prior to the automatic renewal.

(2) The annual bonus for the executives is determined by the Board of Director’s Compensation Committee and subject to annual review and renegotiation. The current bonus targets for each executive as a percentage of base salary are as follows:

a.	President and Chief Executive Officer (CEO): 100%

b.	Chief Operating Officer (COO): 100%

(3) Includes payments by is in the amount of $885 to a plan trustee under our Savings and Investment Retirement Plan, a 401(k) plan.

(4) Includes payments by us in the amount of $2,700 to a plan trustee under our Savings and Investment Retirement Plan, a 401(k) plan.

(5) Ted Sharp was appointed as Chief Financial Officer on January 1, 2019.

(6) Anthony Lougee resigned as Chief Financial Officer on October 17, 2017.

(7) Robert DelAversano resigned as Chief Financial Officer on November 1, 2018. All other compensation was paid directly to Brio Financial Group, LLC where Mr. Robert DelAversano was formerly employed.

Outstanding Equity Awards at Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended April 30, 2019, to each of the then executive officers and directors named in the Summary Compensation Table.

			Option Awards		Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)

Andrew Kaplan	50,000	-	1.47	12/21/2022	37,000	39,990
Edward Karr	250,000	250,000	1.47	12/21/2022	200,000	198,000
David Rector	125,000	125,000	1.47	12/21/2022	100,000	99,000
Timothy M. Janke	50,000	-	1.47	12/21/2022	25,000	24,750
James Dale Davidson(1)	50,000	-	1.47	12/21/2022	25,000	24,750
John N. Braca	50,000	-	1.47	12/21/2022	25,000	24,750

(1) Effective July 1, 2019, Mr. Davidson resigned as a director of U.S. Gold Corp.

The following table represents stock options that have been exercised and restricted stock awards that have vested as of April 30, 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)
Edward Karr	-	-	200,000	198,000
David Rector	-	-	100,000	99,000
Timothy M. Janke	-	-	25,000	24,750
James Dale Davidson(1)	-	-	25,000	24,750
John N. Braca	-	-	25,000	24,750
Andrew Kaplan	-	-	25,000	24,750

(1) Effective July 1, 2019, Mr. Davidson resigned as a director of U.S. Gold Corp.

Employment and Separation Agreements

We have current and active employment and/or separation agreements with executive officers as noted below.

On November 1, 2018, we entered into an employment agreement with our Chief Executive Officer, Edward Karr. The initial term of the Agreement is for two years ending on April 30, 2020, with automatic renewals for successive one-year terms unless terminated by written notice at least 90 days prior to the expiration of the term. Mr. Karr receives a base salary of $250,000 per year. The agreement provides for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the board of directors and to be paid in cash, stock, or a combination thereof in the discretion of the board. The agreement contains a change of control provision of one year’s salary plus bonus.

On November 1, 2018, we entered into an employment agreement with our Chief Operating Officer, and former Chief Financial Officer, David Rector (“COO”). The initial term of the agreement is for one year, with automatic renewals for successive one-year terms unless terminated by written notice at least 30 days prior to the expiration of the term. Mr. Rector receives a base salary of $15,000 per month. The agreement provides for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the board of directors and to be paid in cash, stock, or a combination thereof in the discretion of the board. The agreement contains a change of control provision of one year’s salary plus bonus.

Effective on January 1, 2019, we entered into a consulting agreement in connection with the appointment of our Chief Financial Officer, Ted Sharp. The agreement is with Sharp Executive Associates, Inc., where Ted Sharp serves as the President. In connection with this agreement between us and Sharp Executive Associates, Inc., Mr. Sharp acts as our Principal Financial and Accounting Officer. This Agreement may be terminated upon thirty-day notice by either party.

On June 27, 2016, we entered into an employment agreement with David Mathewson, our Former Vice President and Head of Exploration. The initial term of the agreement was for one year, with automatic renewals for successive one-year terms unless terminated by written notice at least 30 days prior to the expiration of the term by either party. In May 2019, we provided a written notice not to renew such employment agreement prior to the automatic renewal. Mr. Mathewson’s employment and the Employment Agreement was not renewed and thus terminated at the end of the employment term on June 27, 2019. During the term of the agreement, Mr. Mathewson received a base salary of $200,000 per year, payable: (a) 25% of the base salary in equal monthly cash installments and (b) the remaining 75% of the base salary in equal monthly installments in shares of our common stock, based on the market price is the closing bid price on the principal securities exchange or trading market. Mr. Mathewson was also entitled to receive bonus to be paid in cash, stock, or a combination thereof and equity awards.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended April 30, 2019 to each of our directors, current and former.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Edward M. Karr	$-		$-	$-	$-	$-
Timothy M. Janke	$13,237		$49,500	$-	$-	$62,737
John N. Braca	$36,500		$49,500	$-	$-	$86,000
James Dale Davidson*	$18,000		$49,500	$-	$-	$67,500
Andrew Kaplan	$24,000		$49,500	$-	$-	$73,500
Ryan Zinke (3)		$-	$45,000	$-	$-	$45,000

* Effective July 1, 2019, Mr. Davidson resigned as a director of U.S. Gold Corp.

(1)	Represents the aggregate grant date fair value for stock awards granted by us in fiscal year 2019 computed in accordance with FASB ASC Topic 718. See Note 6 to our consolidated financial statements reported in our Annual Report on Form 10-K for fiscal year ended April 30, 2019 for details as to the assumptions used to determine the fair value of the stock awards.

(2)	Represents the aggregate grant date fair value for options granted by us in fiscal year 2019 computed in accordance with FASB ASC Topic 718. See Note 6 to our consolidated financial statements reported in our Annual Report on Form 10-K for fiscal year ended April 30, 2019 for details as to the assumptions used to determine the fair value of the option awards.

(3)	Concurrent with the appointment of Mr. Zinke to our Board of Directors, we retained Mr. Zinke as a consultant, pursuant to such arrangement Mr. Zinke will provide certain consulting services under the terms of the consulting agreement. Effective April 12, 2019, we entered into an agreement with Ryan K. Zinke pursuant to which Mr. Zinke will provide certain consulting services to us, including investor relations and governmental relations services. We agreed to pay for Mr. Zinke’s services at a rate of $90,000 per year, with $45,000 per year or $3,750 per month payable in cash and $45,000 payable in our common stock. We may terminate the agreement at any time. Mr. Zinke also will be reimbursed for reasonable expenses provided that no such expenses will result in aggregate payments from us to Mr. Zinke in excess of $120,000 during any 12-month period.

Director Compensation Policy

We pay members of our Board of Directors $6,000 per quarter and compensates the Board through the issuance of stock option awards and restricted stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of July 26, 2019, the number of and percent of our common stock beneficially owned by: (1) all directors and nominees, naming them; (2) our executive officers; (3) our directors and executive officers as a group; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and addresses are c/o U.S. Gold Corp., 1910 E., Idaho Street, Suite 102-Box 604, Elko, NV 89801.

	Amount and Nature of Beneficial Ownership (1,2,3)
Name of Beneficial Owner	Number	Percent
Edward M. Karr(4)	1,489,072	7. 2%

Ted Sharp	-	*

Timothy M. Janke(5)	121,987	*

James Dale Davidson(6)	101,154	*

John N. Braca(7)	101,154	*

David Rector(8)	736,692	3.6%

Andrew Kaplan(9)	124,500	*

Ryan K. Zinke	45,923	*

David Mathewson(10)	881,370	4.3%

Directors and Executive Officers as a group (9 persons)	3,601,852	16.9%

5% or Greater Shareholders	-	-

* Less than 1%.

(1)	The number of shares has been adjusted to reflect the reverse 1-for-4 stock split effective May 8, 2017.

(2)	On July 26, 2019, 20,529,462 shares of Common Stock and Common Stock equivalents were outstanding.

(3)	Beneficial ownership includes all stock options and restricted awards held by a shareholder that are currently exercisable or exercisable within 60 days of July 26, 2019 (which would be September 24, 2019).

(4)	Includes options to purchase 250,000 shares of common stock at an exercise price of $1.47 per share. Does not include options to purchase 250,000 shares of common stock that are not exercisable within 60 days of the date of this report.

(5)	Includes options to purchase 50,000 shares of common stock at an exercise price of $1.47 per share.

(6)	Includes options to purchase 50,000 shares of common stock at an exercise price of $1.47 per share. On July 1, 2019, Mr. Davidson resigned as a director of U.S. Gold Corp.

(7)	Includes options to purchase 50,000 shares of common stock at an exercise price of $1.47 per share.

(8)	Includes options to purchase 125,000 shares of common stock at an exercise price of $1.47 per share. Does not include options to purchase 125,000 shares of common stock that are not exercisable within 60 days of the date of this report.

(9)	Includes options to purchase 50,000 shares of common stock at an exercise price of $1.47 per share.

(10)	Includes options to purchase 178,229 shares of common stock at an exercise price ranging from $1.47 to $3.60 per share. Mr. Mathewson’s employment agreement was not renewed and thereby was terminated effective June 27, 2019 at the end of his Employment Agreement term.

EQUITY COMPENSATION PLAN INFORMATION

We reserved 3,822,274 shares of our Common Stock for issuance pursuant to the 2017 Plan. Equity incentive awards play a significant role in the compensation provided to executive officers and employees in the current market. We intend on relying on equity compensation in order to attract and retain key employees, align the interests of our executive officers with those of our shareholders and to provide executive officers and other employees with the opportunity to accumulate retirement income. The 2017 Plan is designed to provide flexibility to meet our need to remain competitive in the marketplace in order to attract and retain executive talent and other key employees. There were no options granted during fiscal year ended April 30, 2019.

Equity Compensation Plan Information (as of April 30, 2019)

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	1,225,000	1.47	2,597,274
Equity compensation plans not approved by security holders	-	-	-
Total	1,225,000		2,597,274

In addition to our 2017 Plan, we may grant options or issue equity under employment and consulting agreements, subject to the requirements of NASDAQ. During the fiscal year ended April 30, 2019, there were no options granted.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules.

Described below are any transactions during the fiscal year ended April 30, 2019 and 2018 and any currently proposed transactions to which we were a party in which:

●	The amounts involved exceeded or will exceed the lower of either $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	A director, executive officer, holder of more than 5% of our outstanding capital stock, or any member of such person’s immediate family had or will have a direct or indirect material interest.

Apart from any transactions disclosed herein, no such transaction was entered into with any director or executive officer during the last two fiscal years. Such transactions were entered into and will be entered into only if found to be in our best interest and approved in accordance with our Code of Ethics, which are available on our website.

For the fiscal year ended April 30, 2019, we entered into the following transactions.

Accounts payable to related party as of April 30, 2019 and 2018 was $42,539 and $2,431, respectively, and was reflected as accounts payable – related party in the accompanying consolidated balance sheets contained elsewhere in this document. The related parties are the former Vice President-Head of Exploration who was owed $12,500 payable in shares of common stock and the Chief Financial Officer who was owed a total of $30,039 (includes $14,403 payable in shares of common stock) at April 30, 2019. The related party during the year ended April 30, 2018 was the managing partner of Copper King LLC who was a principal stockholder of Gold King.

Two directors provided consulting services to us and were paid total consulting fees in the amount of $12,500 and $1,800 during the years ended April 30, 2019 and 2018, respectively.

On April 16, 2019, we entered into a one year consulting agreement with Ryan Zinke, a director, to provide services related to investor and strategic introductions to potential industry partners and assistance with governmental relations. In consideration for the services, the consultant shall be paid $3,750 per month in cash and shares of our common stock with a value of $45,000. In April 2019, we issued 45,923 shares of our common stock in connection with this consulting agreement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the last two fiscal years by our independent accounting firm KBL and Marcum:

	2019	2018
Audit Fees (1)	$103,694	$128,289
Audit Related Fees(2)	12,013	29,870
Tax Fees	-	-
Other Fees	-	-
Total fees	$115,707	$158,159

(1) Audit Fees: Audit fees paid to KBL and Marcum and for professional services associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, statutory and subsidiary audits required in certain locations, consultations concerning financial accounting and reporting standards, and regulatory filings.

(2) Audit related fees: in 2018 $29,870 was paid to Marcum and in 2019 $3,000 was paid to KBL and $9,013 to Marcum related to comfort letters.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consist of fees for product and services other than the services reported above.

Audit Committee Pre-approval Policies and Procedures

Our Audit Committee assists the Board of Directors in overseeing and monitoring the integrity of our financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board of Directors, which is available on our website at www.usgoldcorp.gold. The Audit Committee is responsible for selecting, retaining and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board of Directors for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year 2019, the Audit Committee took the following actions:

●	reviewed and discussed the audited financial statements for the fiscal year ended April 30, 2019 with management and KBL, our independent public accountant;

●	discussed with KBL the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit; and

●	received written disclosures and the letter from KBL regarding its independence as required by applicable requirements of the PCAOB regarding KBL communications with the Audit Committee and the Audit Committee further discussed with KBL its independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements incorporated by reference into Part II of this Report.

2. The documents identified in the Exhibit Index which appears on page [69].

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORP.

Date: July 26, 2019	By:	/s/ EDWARD M. KARR
Edward M. Karr
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2019	By:	/s/ TED SHARP
Ted Sharp
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

Date: July 26, 2019	By:	/s/ Edward M. Karr
Edward M. Karr, Director and Chairman

Date: July 26, 2019	By:	/s/ John N, Braca
John N Braca, Director

Date: July 26, 2019	By:	/s/ Timothy M. Janke
Timothy M. Janke, Director

Date: July 26, 2019	By:	/s/ Andrew Kaplan
Andrew Kaplan, Director

Date: July 26, 2019	By:	/s/ Ryan K. Zinke
Ryan K. Zinke, Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated June 13, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 13, 2016.

2.2	Amended and Restated Agreement and Plan of Merger dated July 29, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 2, 2016.

2.3	Second Amended and Restated Agreement and Plan of Merger dated September 14, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 15, 2016.

2.4	Third Amended and Restated Agreement and Plan of Merger dated November 28, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 29, 2016.

2.5	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017.* Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada.* Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.2	Certificate of Amendment to Articles of Incorporation dated July 6, 2016.* Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.* Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.4	Certificate of Designations, Preferences and Rights of 0% Series B Convertible Preferred Stock.* Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.5	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series D Convertible Preferred Stock.* Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.6	Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock.* Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on May 26, 2017.

3.7	Amended and Restated Bylaws.* Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 23, 2016.

3.8	Certificate of Designations, Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series F Convertible Preferred Stock.* Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.1	Form of Common Stock Purchase Warrant.* Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

4.2	0% Series E Convertible Preferred Stock Agreement entered into by Dataram Corporation.* Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on January 19, 2018.

4.3	Form of Class X Warrant Certificate.* Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.4	Form of Class Y Warrant Certificate.* Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.5	Form of Class A Warrant Certificate.* Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

10.1	2001 Stock Option Plan.(1) Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 12, 2001, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 26, 2001.

10.2	Savings and Investment Retirement Plan, January 1, 2001 Restatement.(1) Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2003, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2003.

10.3	2011 Stock Option Plan.(1) Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on September 22, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 16, 2011.

10.4	2014 Equity Incentive Plan.(1) Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10.5	2017 Equity Incentive Plan.(1) Incorporated by reference from Appendix A to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on July 31, 2017, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 12, 2017.

10.6	Lease Agreement dated as of April 4, 2011, between Hillier Properties, L.L.C., and Dataram Corporation.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 28, 2011.

10.7	Lease Agreement, dated December 31, 2000, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10.8	Lease Renewal Agreement, dated February 13, 2006, between Nappen & Associates and Micro Memory Bank, Inc. and assigned to Dataram Corporation.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2009.

10.9	Lease Renewal Agreement, dated February 10, 2011, between Nappen & Associates and Dataram Corporation.* Incorporated by reference from Exhibits to an Annual Report on Form 10-K for the year ended April 30, 2011, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 28, 2011.

10.10	Product Consignment And Sale Agreement, dated as of July 27, 2010, Between Sheerr Memory, Inc. and Dataram Corporation.* Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2010.

10.11	Note and Security Agreement, dated as of December 14, 2011, by and among David Sheerr and Dataram Corporation.* Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10.12	Consignment Termination letter, dated December 14, 2011, between Sheerr Memory, Inc. and Dataram corporation.* Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 15, 2011.

10.13	Patent Purchase Agreement, dated as of March 29, 2012, by and between Dataram Corporation and Phan Tia Group Pte, LLC.* Incorporated by reference from Exhibit 10.1 to an Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 24, 2012.

10.14	Securities Purchase Agreement, dated September 18, 2013, by and Dataram Corporation and certain investors.* Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 19, 2013.

10.15	Subordinated Secure Convertible Bridge Note purchase agreement dated July 2014 by and between Dataram Corporation and certain investors.* Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, July 18, 2014.

10.16	Series A Preferred Stock Purchase Agreement dated as of October 20, 2014, by and between Dataram Corporation.* Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10.17	Severance Payment Agreement dated September 24, 2014 by and between Anthony M. Lougee and Dataram Corporation.(1) Incorporated by reference from Exhibits to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 24, 2014.

10.18	Employment Agreement dated April 12, 2016 by and between Edward M. Karr and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.24 to a Registration Statement on Form S-4/A filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 7, 2017.

10.19	Employment Agreement dated April 14, 2016 by and between David S. Rector and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.24 to a Registration Statement on Form S-4/A filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 7, 2017.

10.20	Employment Agreement dated June 27, 2016 by and between David C. Mathewson and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.29 to a Registration Statement on Form S-4/A filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 7, 2017.

10.21	Incentive Agreement dated February 7, 2017 by and between Anthony M. Lougee and Dataram Corporation.(1) Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on February 10, 2017.

10.22	Convertible Promissory Note dated April 13, 2017 by and between Dataram Corporation and U.S. Gold Corp.* Incorporated by reference from Exhibit 4.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on April 17, 2017.

10.23	Amended and Restated Offer Letter dated June 8, 2017 by and between Dataram Corporation and Anthony Lougee.(1) Incorporated by reference from Exhibit 10.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on June 12, 2017.

10.24	Separation Agreement dated June 8, 2017 by and between Dataram Corporation and Anthony Lougee.(1) Incorporated by reference from Exhibit 10.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on June 12, 2017.

10.25	Separation Agreement dated June 8, 2017 by and between Dataram Corporation and David A. Moylan.(1) Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on June 12, 2017.

10.26	0% Series D Convertible Preferred Stock Agreement entered into by Dataram Corporation.* Incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on August 5, 2016.

10.27	Stock Purchase Agreement dated October 13, 2017 by and between U.S. Gold Corp. and Leading Testing Laboratories LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on October 19, 2017.

10.28	At the Market Offering Agreement dated November 2, 2018 by and between U.S. Gold Corp. and H.C. Wainwright & Co.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on November 2, 2018.

10.29	Employment Agreement dated October 1, 2018 by and between Edward M. Karr and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on November 2, 2018.

10.30	Employment Agreement dated October 1, 2018 by and between David Rector and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on November 2, 2018.

10.31	Consulting Agreement with Sharp Executive Associates, Inc. dated November 30, 2018.(1) Incorporated by reference from Exhibit 10.01 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on December 31, 2018.

10.32	Consulting Agreement dated April 12, 2019 by and between Ryan K. Zinke and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on April 16, 2019.

10.33	Securities Purchase Agreement dated June 19, 2019.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on June 20, 2019.

14.1	Code of Ethics as adopted, amended and restated by the Corporation on August 23, 2017.(1) Incorporated by reference from Exhibit 14-1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 24, 2017.

23.1	KBL, LLP consent

23.2	Marcum LLP consent

31.1	Rule 13a-14(a) Certification of Edward Karr

31.2	Rule 13a-14(a) Certification of Ted Sharp

32.1	Section 1350 Certification of Edward Karr (Furnished not Filed)

32.2	Section 1350 Certification of Ted Sharp (Furnished not Filed)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link base Document

101.LAB	XBRL Taxonomy Extension Label Link base Document

101.PRE	XBRL Taxonomy Extension Presentation Link base Document

101.DEF	XBRL Taxonomy Extension Definition Link base Document

* Previously Filed

(1) Management Contract or Compensatory Plan or Arrangement

