Form 10-Q
period 2019-07-31
U.S. GOLD CORP.
filed 2019-09-16
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 1-08266

U.S. GOLD CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	22-1831409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 E. Idaho Street, Suite 102-Box 604, Elko, NV	89801
(Address of Principal Executive Offices)	(Zip Code)

(800) 557-4550

(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	USAU	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of September 13, 2019 there were 23,322,442 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

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

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including the risk factors described in this report and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risk and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,538,706	$2,197,181
Prepaid expenses and other current assets	628,033	613,261

Total Current Assets	4,166,739	2,810,442

NON - CURRENT ASSETS:
Property, net	72,506	74,929
Reclamation bond deposit	355,556	339,447
Mineral rights	4,176,952	4,176,952

Total Non - Current Assets	4,605,014	4,591,328

Total Assets	$8,771,753	$7,401,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$269,378	$112,303
Accounts payable - related parties	23,675	42,539
Accrued liabilities	-	5,367

Total Current Liabilities	293,053	160,209

LONG- TERM LIABILITIES
Asset retirement obligation	90,886	88,746

Total Liabilities	383,939	248,955

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; 634 and none issued and outstanding as of July 31, 2019 and April 30, 2019; liquidation preference of $1,268,000)	1	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 20,888,550 and 19,860,625 shares issued and outstanding as of July 31, 2019 and April 30, 2019)	20,888	19,861
Additional paid-in capital	37,973,338	33,408,056
Accumulated deficit	(29,606,413)	(26,275,102)

Total Stockholders’ Equity	8,387,814	7,152,815

Total Liabilities and Stockholders’ Equity	$8,771,753	$7,401,770

See accompanying notes to condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	July 31, 2019	July 31, 2018
Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	287,082	301,760
Exploration costs	195,393	504,825
Professional fees	644,073	541,344
General and administrative expenses	182,051	133,575

Total operating expenses	1,308,599	1,481,504

Loss from operations	(1,308,599)	(1,481,504)

Provision for income taxes	-	-

Net loss	$(1,308,599)	$(1,481,504)

Deemed dividend related to beneficial conversion feature of series F preferred stock	(2,022,712)	-

Net loss applicable to U.S. Gold Corp. common shareholders	$(3,331,311)	$(1,481,504)

Net Loss per common share, basic and diluted	$(0.17)	$(0.08)

Weighted average common shares outstanding - basic and diluted	20,153,646	17,605,277

See accompanying notes to condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2019 AND 2018

	Preferred Stock - Series F		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 30, 2019	-	$-	19,860,625	$19,861	$33,408,056	$(26,275,102)	$7,152,815

Issuance of preferred stock and warrants for cash, net of offering cost	1,250	1	-	-	2,401,201	-	2,401,202

Conversion of preferred stock into common stock	(616)	-	1,080,707	1,080	(1,080)	-	-

Issuance of common stock for services	-	-	21,534	21	24,979	-	25,000

Issuance of common stock for accrued services	-	-	10,684	11	12,489	-	12,500

Stock options granted for services	-	-	-	-	52,214	-	52,214

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-	52,682	-	52,682

Cancellation of common stock	-	-	(85,000)	(85)	85	-	-

Deemed dividends - series F preferred stock	-	-	-	-	2,022,712	(2,022,712)	-

Net loss	-	-	-	-	-	(1,308,599)	(1,308,599)

Balance, July 31, 2019	634	$1	20,888,550	$20,888	$37,973,338	$(29,606,413)	$8,387,814

	Preferred Stock - Series F		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 30, 2018	-	$-	17,590,574	$17,591	$30,911,222	$(18,228,552)	$12,700,261

Issuance of common stock for services	-	-	19,319	19	76,489	-	76,508

Issuance of common stock for accrued services	-	-	9,191	9	12,491	-	12,500

Stock options granted for services	-	-	-	-	33,636	-	33,636

Net loss	-	-	-	-	-	(1,481,504)	(1,481,504)

Balance, July 31, 2018	-	$-	17,619,084	$17,619	$31,033,838	$(19,710,056)	$11,341,401

See accompanying notes to condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	July 31, 2019	July 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,308,599)	$(1,481,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,423	1,319
Accretion	2,140	1,254
Stock based compensation	129,896	110,144
Amortization of prepaid stock based expenses	53,210	105,188
Changes in operating assets and liabilities:		-
Prepaid expenses and other current assets	(67,982)	(286,675)
Reclamation bond deposit	(16,109)	-
Accounts payable	157,075	92,091
Accounts payable - related parties	(6,364)	-
Accrued liabilities	(5,367)	6,196

NET CASH USED IN OPERATING ACTIVITIES	(1,059,677)	(1,451,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock and warrants, net of issuance cost	2,401,202	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,401,202	-

NET INCREASE (DECREASE) IN CASH	1,341,525	(1,451,987)

CASH - beginning of period	2,197,181	7,646,279

CASH - end of period	$3,538,706	$6,194,292

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Increase in asset retirement obligation	$-	$59,569
Issuance of common stock for accrued services	$12,500	$-
Deemed Dividends - series F preferred stock	$2,022,712	$-

See accompanying notes to condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its name to U.S. Gold Corp. from Dataram Corporation. None of the Company’s properties contain proven and probable reserves and all of the Company’s activities are exploratory in nature.

On July 6, 2016, the Company filed a certificate of amendment to its Articles of Incorporation with the Secretary of State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock per share on a one for three basis, effective on July 8, 2016. Subsequently, on May 3, 2017, the Company filed another certificate of amendment to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock on a one for four basis. All share and per share values of the Company’s common stock for all periods presented in the accompanying consolidated financial statements are retroactively restated to give effect to the reverse stock splits.

On June 13, 2016, Gold King Corp. (“Gold King”), a private Nevada corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company, the Company’s wholly-owned subsidiary Dataram Acquisition Sub, Inc., a Nevada corporation (“Acquisition Sub”), and all of the principal shareholders of Gold King (the “Gold King Shareholders”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), Gold King merged with and into Acquisition Sub with Gold King as the surviving corporation and became a wholly-owned subsidiary of the Company. The Merger was treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. The financial statements are those of Gold King (the accounting acquirer) prior to the merger and include the activity of the Company (the legal acquirer) from the date of the Merger. Gold King is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada and Wyoming. The Company has a wholly owned subsidiary, U.S. Gold Acquisition Corporation, formerly Dataram Acquisition Sub, Inc. (“U.S. Gold Acquisition”), a Nevada corporation which was formed in April 2016.

On May 23, 2017, the Company closed the Merger with Gold King. The Merger constituted a change of control and the majority of the Board of Directors changed with the consummation of the Merger. The Company issued shares of common stock to Gold King which represented approximately 90% of the combined company.

On July 31, 2017, the Company’s Board of Directors (the “Board”), reviewed and approved the recommendation of management to consider strategic options for the Company’s legacy business (“Dataram Memory”) including the sale of the Dataram Memory business. Upon Board approval, the Dataram Memory business activities were reclassified and reported as part of “discontinued operations” on the consolidated statements of operations. On October 13, 2017, the Company sold the Dataram Memory business for a price of $900,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of July 31, 2019. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2019, which are contained in the Form 10-K filed on July 26, 2019. The unaudited condensed consolidated balance sheet as of April 30, 2019 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results for the three-month period ended July 31, 2019 are not necessarily indicative of the results to be expected for the year ending April 30, 2020.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Use of Estimates and Assumptions

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, valuation of mineral rights, stock-based compensation, the fair value of common and preferred stock, valuation of warrants, asset retirement obligations and the valuation of deferred tax assets and liabilities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations.

Fair Value Measurements

The Company adopted Accounting Standards Codification (“ASC”) ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied in accordance with U.S. GAAP, which requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $628,033 and $613,261 at July 31, 2019 and April 30, 2019, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, and business advisory services, insurance premiums, mining claim fees, drilling fees, and mineral lease fees, which are being amortized over the terms of their respective agreements.

Property

Property is carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, which is generally ten years.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. No impairment of long-lived assets was recorded during the three months ended July 31, 2019.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

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

When a property reaches the production stage, the related capitalized costs will be amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. The Company assesses the carrying costs of the capitalized mineral properties for impairment under ASC 360-10, “Impairment of long-lived assets”, and evaluates its carrying value under ASC 930-360, “Extractive Activities—Mining”, annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral properties over its estimated fair value.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed.

ASC 930-805, “Extractive Activities—Mining: Business Combinations” (“ASC 930-805”), states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights.

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

Leases to explore for or use of natural resources are outside the scope of ASU 2016-02 “Leases”.

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, “Compensation—Stock Compensation’ (“ASC 718”) which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505, “Equity—Equity Based Payments to Non-Employees” (“ASC 505-50”), for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date, which is the grant date. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than adoption of ASC 606. The Company chose to early adopt ASU 2018-07 in July 2018. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Accounting for Warrants

Warrants are accounted for in accordance with the applicable accounting guidance provided in ASC 815, “Derivatives and Hedging” (“ASC 815”) as either derivative liabilities or as equity instruments, depending on the specific terms of the agreements. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). Instruments that are classified as liabilities are recorded at fair value at each reporting period, with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations.

The Company assessed the classification of its common stock purchase warrants as of the date of each equity offering and determined that such instruments met the criteria for equity classification under the guidance in ASC 815.

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur.

Convertible Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule when the host instrument is deemed to be conventional as that term is described under applicable U.S. GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, a beneficial conversion feature (“BCF”) related to the issuance of convertible debt and equity instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized (a) for convertible debt as interest expense over the term of the debt, using the effective interest method or (b) for convertible preferred stock as dividends at the time the stock first becomes convertible.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

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

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material effect on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an effect on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception. As of July 31, 2019, the Company had cash of approximately $3.5 million, working capital of approximately $3.9 million, and an accumulated deficit of approximately $29.6 million. The Company had net loss and cash used in operating activities of approximately $1.3 million and $1.1 million, respectively, during the three months ended July 31, 2019. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On June 19, 2019, the Company filed a Certificate of Designations, Preferences and Rights of the Series F Preferred and sold 1,250 Series F Preferred units for an aggregate purchase price of $2,500,000 (see Note 8).

There can be no assurance that the Company will be able to raise additional capital or if the terms will be favorable.

NOTE 4 — MINERAL RIGHTS

Copper King Project

The Company’s mineral properties consist of the Copper King gold and copper development project located in the Silver Crown Mining District of southeast Wyoming (the “Copper King Project”). On July 2, 2014, the Company entered into an Asset Purchase Agreement whereby the Company acquired certain mining leases and other mineral rights comprising the Copper King Project. The purchase price consisted of (a) cash payment in the amount of $1.5 million and (b) closing shares calculated at 50% of the issued and outstanding shares of the Company’s common stock and valued at $1.5 million.

In accordance with ASC 360-10, “Property, Plant, and Equipment”, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquisition. Accordingly, the Company recorded a total cost of the acquired mineral properties of $3,091,738, which includes the purchase price ($3,000,000) and related transaction cost.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Keystone Project

The Company, through its wholly-owned subsidiary, U.S. Gold Acquisition, acquired the mining claims comprising the Keystone Project on May 27, 2016 from Nevada Gold Ventures, LLC (“Nevada Gold”) and Americas Gold Exploration, Inc. under the terms of a Purchase and Sale Agreement. At the time of purchase, the Keystone Project consisted of 284 unpatented lode mining claims situated in Eureka County, Nevada. The purchase price for the Keystone Project consisted of the following: (a) cash payment in the amount of $250,000, (b) 462,500 shares of the Company’s common stock and (c) an aggregate of 231,458 five-year options to purchase shares of the Company’s common stock at an exercise price of $3.60 per share.

The Company valued the shares of common stock at the fair value of $555,000 or $1.20 per share of common stock based on the contemporaneous sale of its preferred stock in a private placement at $0.10 per common share. The options were valued at $184,968. The options vested over a period of two years whereby 1/24 of the options vested and become exercisable each month for the 24 months following the closing of the acquisition. The options are non-forfeitable and are not subject to obligations or service requirements.

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

Gold Bar North Project

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and the Company’s wholly-owned subsidiary, U.S. Gold Acquisition Corporation, a Nevada corporation, pursuant to which Nevada Gold sold and U.S. Gold Acquisition Corporation purchased all rights, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada. The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479, which was paid in August 2017 and (b) 15,000 shares of common stock of the Company, which were issued in August 2017, valued at $35,850. Mr. David Mathewson, the Company’s former Chief Geologist, is a member of Nevada Gold.

As of the date of these condensed consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs and exploration costs.

As of the dates presented, mineral properties consisted of the following:

	July 31, 2019	April 30, 2019
	(unaudited)
Copper King Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Gold Bar North Project	56,329	56,329
Total	$4,176,952	$4,176,952

NOTE 5 — PROPERTY

As of the dates presented, property consisted of the following:

	July 31, 2019	April 30, 2019
	(unaudited)
Site costs	$81,885	$81,885
Less: accumulated depreciation	(9,379)	(6,956)
Total	$72,506	$74,929

For the three months ended July 31, 2019 and 2018, depreciation expense amounted to $2,423 and $1,319, respectively.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the Copper King Project and Keystone Project, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits.

The following table summarizes activity in the Company’s ARO:

	July 31, 2019	April 30, 2019
	(unaudited)
Balance, beginning of period	$88,746	$-
Addition and changes in estimates	-	81,885
Accretion expense	2,140	6,861
Balance, end of period	$90,886	$88,746

For the three months ended July 31, 2019 and 2018, accretion expense amounted to $2,140 and $1,254, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

Accounts payable to related parties as of July 31, 2019 and April 30, 2019 was $23,675 and $42,539, respectively, and was reflected as accounts payable – related party in the accompanying consolidated balance sheets. The related party to which accounts were payable on July 31, 2019 is the Chief Financial Officer, who was owed a total of $23,675 (includes $16,737 payable in shares of common stock). The related parties on April 30, 2019 to which accounts were payable are the former Vice President-Head of Exploration, who was owed $12,500 payable in shares of common stock and the Chief Financial Officer, who was owed a total of $30,039 (includes $14,403 payable in shares of common stock).

NOTE 8 — STOCKHOLDERS’ EQUITY

2017 Equity Incentive Plan

In August 2017, the Company’s Board of Directors approved the Company’s 2017 Equity Incentive Plan (the “Plan”) including the reservation of 1,650,000 shares of common stock thereunder.

On January 1st of each year during the term of the Plan (the “Calculation Date”), the aggregate number of shares of common stock that are available for issuance shall automatically be increased by such number of shares as is equal to the number of shares sufficient to cause the Share Limit (as defined in the Plan) to equal twenty percent (20%) of the issued and outstanding shares of common stock of the Company at such time, provided, however, that if on any Calculation Date the number of shares equal twenty percent (20%) of the Company’s total issued and outstanding common stock is less than the number of shares of Common Stock available for issuance under the Plan, no change will be made to the aggregate number of shares of common stock issuable under the Plan for that year (such that the aggregate number of shares of common stock available for issuance under the Plan will never decrease). Consequently, as of July 31, 2019, the Company had reserved 3,822,274 shares of its common stock for issuance pursuant to the Plan.

Series F Convertible Preferred Stock

On June 19, 2019, the Company filed a Certificate of Designations, Preferences and Rights of the Series F Preferred (the “Certificate of Designations”) with the Secretary of State of the State of Nevada amending its articles of incorporation to establish a class of Series F Preferred Stock and the number, relative rights, preferences and limitations thereof. Pursuant to the Certificate of Designations, 1,250 shares of preferred stock have been designated as Series F Preferred Stock, and each of the shares of Series F Preferred Stock initially is convertible, at the election of the holder, into a number of shares of the Company’s common stock equal to the stated value of the Series F Preferred Stock, which is $2,000, subject to specified adjustments, divided by the conversion price, which is $1.14 per share, subject to specified adjustments as further adjusted in the event of stock split, stock dividends, and recapitalization or otherwise (the “Conversion Price”). Based on the initial Conversion Price, approximately 2,193,750 shares of common stock would be issuable upon conversion of all of the Series F Preferred Stock to be sold pursuant to the Purchase Agreement. A holder of Series F Preferred Stock shall have no right to convert any portion of the Preferred Stock to the extent that, after giving effect to such conversion, the holder would beneficially own in excess of 4.99% (or, at the election of a holder after providing 61 days’ prior written notice to the Company, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon such conversion. Holders of the Series F Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, and shall participate on an “as converted” basis with all dividends declared on the Company’s common stock.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

In the event of the Company’s liquidation, the holders of the Series F Preferred Stock would be entitled to receive in cash out of the assets of the Company, after payment of the liquidation preference for any outstanding shares of senior preferred stock, but before any amount is paid to the holders of any of shares of junior stock and pari passu with any parity stock then outstanding, an amount per share equal the greater of (A) the stated value thereof on the date of such payment and (B) the amount per share such holder would receive if such holder converted such Series F Preferred Stock into common stock immediately prior to the date of such payment.

Except as required by law or the Company’s Articles of Incorporation, including certain protective provisions in the Certificate of Designations, holders of the Series F Preferred Stock have the same voting rights as holders of common stock, voting together as one class on an as-converted basis based on a conversion price equal to $1.14, subject to beneficial ownership limitations.

On June 19, 2019, the Company sold, under the terms of a securities purchase agreement, 1,250 Series F Preferred units for an aggregate purchase price of $2,500,000, or $2,000 per unit. Each unit consisted of one (1) share of 0% Series F Preferred Stock and 878 Class X Warrants on a registered basis and 1,755 Class A Warrants on an unregistered basis. The Company sold a total of 1,250 Series F Preferred Stock, 2,193,750 Class A Warrants and 1,097,500 Class X Warrants under the agreement. Each share of Series F Preferred Stock, at the option of the holder at any time, may be converted into the number of shares of common stock of the Company determined by dividing the $2,000 (stated value per share of the Series F Preferred Stock) by a conversion price of $1.14 per share (approximately 2,193,750 shares of common stock), subject to adjustment. Each Class X Warrant is exercisable to acquire one share of our common stock and one Class Y Warrant at an exercise price of $1.14, for a period of six (6) months from the date of issuance. Each Class Y Warrant is exercisable to acquire one share of common stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance (the “Initial Exercise Date”) and will expire on a date that is the five (5) year anniversary of the Initial Exercise Date. Each Class A Warrant is exercisable to acquire one share of Common Stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. In aggregate, if all of the shares of common stock are issued on conversion of the Series F Preferred Stock and exercise of the Class A, Class X and Class Y warrants, the Company would issue a total of 6,582,500 shares of common stock. The warrant holders may elect to exercise the warrants via cashless exercise if there is no effective registration statement registering the warrants pursuant to the terms of each respective warrant certificate. The net proceeds, after estimated expenses of the offering payable by the Company, are estimated to be $2.4 million after deducting issue cost of approximately $99,000. The Company expects to use the net proceeds from the offering for general corporate purposes. The offering closed on June 20, 2019, subject to the satisfaction of customary closing conditions. The fair value of the Series F Preferred Stock and warrants if converted on the date of issuance was greater than the value allocated to the preferred stock and warrants. As a result, the Company recorded a BCF of approximately $2.0 million that the Company recognized as deemed dividend to the preferred stockholders and accordingly, an adjustment to net loss to arrive at net loss available to common shareholders and a corresponding increase in additional paid in capital upon issuance of the Series F Preferred Stock and warrants. The Company accounted for the deemed dividend resulting from the issuance of Series F Preferred Stock and warrants using the relative fair value method (see Note 2).

The Purchase Agreement includes customary representations, warranties and covenants by the Company and provides for indemnification of the purchasers against certain liabilities, including liabilities incurred as a result of or relating to any breach of the representations, warranties, covenants or agreements made by the Company in the Purchase Agreement. The Company assessed the classification of these common stock purchase warrants and determined that such instruments met the criteria for equity classification under the guidance in ASC 815.

Prior to July 31, 2019, the Company issued an aggregate of 1,080,707 shares of the Company’s common stock in exchange for the conversion of 616 shares of the Company’s Series F Preferred Stock.

Common Stock Issued for Accrued Services

On May 6, 2019, the Company paid an accrued service liability to its former Chief Geologist in the amount of $12,500 by issuing 10,684 shares of common stock at a price of $1.17 per common share based on the quoted trading price on the date of grant. In connection with this issuance, the Company reduced accrued salaries by $12,500 during the three months ended July 31, 2019.

Common Stock Issued for Salaries

Between May 2019 and June 2019, the Company issued and aggregate of 21,534 shares of common stock to satisfy a stock payable to its former Chief Geologist for services rendered between May 2019 and June 2019. The shares were valued at $25,000 using a share price ranging from $1.03 to $1.33 on the dates of grant.

Common Stock Issued for Services

On September 30, 2018, the Company issued an aggregate of 1,000,000 shares of the Company’s common stock to officers, directors, employees and consultants for services rendered. The shares vest 50% on the date of issuance and 50% on the one-year anniversary of the date of issuance. The 1,000,000 shares had a fair value of $990,000 and will be expensed over the vesting period. Additionally, on November 10, 2017, 12,000 shares were issued to a director that vest two years from issue date, and on February 20, 2018, 150,000 shares were issued to a consultant that vest ratably over 12 months, bringing the total of restricted shares issued to 1,162,000. During the three months ended July 31, 2019, the Company cancelled an aggregate of 85,000 shares of the Company’s common stock due to termination of employee relationships.

A total of $52,682 and $0 was expensed for the three months ended July 31, 2019 and 2018, respectively. A balance of $51,657 remains to be expensed over future vesting periods.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

Stock Options

A summary of the Company’s outstanding stock options as of July 31, 2019 and changes during the period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2019	1,456,458	$1.80	3.29
Granted	—	—	—
Exercised	—	—	—
Forfeited	(87,500)	1.48	—
Canceled	—	—	—
Balance at July 31, 2019	1,368,958	$1.83	3.02

Options exercisable at end of period	931,458	$2.00
Options expected to vest	437,500	$1.46
Weighted average fair value of options granted during the period		$—

At July 31, 2019, the aggregate intrinsic value of options outstanding and exercisable was $0.

Stock-based compensation for stock options has been recorded in the unaudited condensed consolidated statements of operations and totaled $52,214 and $33,636 for the three months ended July 31, 2019 and 2018, respectively.

Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of July 31, 2019 and changes during the period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2019	1,702,359	$3.12	2.25
Granted	3,291,250	1.14	5.0
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at July 31, 2019	4,993,609	$1.82	3.96

Warrants exercisable at end of period	2,799,859	$3.96
Weighted average fair value of warrants granted during the period		$0.52

At July 31, 2019, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

NOTE 9 — NET LOSS PER COMMON SHARE

Net loss per common share is calculated in accordance with ASC 260, “Earnings Per Share”. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive effect on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	July 31, 2019	July 31, 2018
Common stock equivalents:
Preferred stock	1,112,281	-
Stock options	1,368,958	1,481,458
Stock warrants	4,993,609	1,702,359
Total	7,747,848	3,183,817

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Mining Leases

The Copper King property position consists of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases. These leases were assigned to the Company in July 2014 through the acquisition of the Copper King Project. Leases to explore for or use of natural resources are outside the scope of ASU 2016-02 “Leases”.

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
$9,920

The Company may renew each lease for a third ten-year term, which will require one annual payment of $3.00 per acre for the first year and $4.00 per acre for each year thereafter.

NOTE 11 — SUBSEQUENT EVENTS

Between August 1, 2019 and September 12, 2019, the Company issued an aggregate of 387,718 shares of the Company’s common stock in exchange for the conversion of total 221 shares of the Company’s Series F Preferred Stock. As of September 12, 2019, 855 of the 1,250 shares of Series F Preferred Stock that were originally issued had been converted.

On September 10, 2019, the Company, 2637262 Ontario Inc., a corporation incorporated under the laws of the Providence of Ontario (“NumberCo”), and all of the shareholders of NumberCo (the “NumberCo Shareholders”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which, among other things, the Company agreed to issue to the NumberCo Shareholders 2,000,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly owned subsidiary of the Company.

NumberCo, through its wholly owned subsidiary Orevada Metals Inc. (“Orevada”), is party to an Exploration Earn-In Agreement (the “Agreement”) which provides Orevada an exclusive right and option to earn-in and acquire up to 50% undivided interest in a property located in Eureka County, Nevada by completing $4.5 million in exploration and development expenditures over a seven-year period (“Initial Earn-in”) and payment to the grantor of $250,000. The Company may also elect, within 60 days of making the $250,000 payment, to increase its interest by an additional 20% (total interest of 70%) by producing a feasibility study by the end of the ninth year of the Option Agreement.

The Company is currently analyzing the accounting literature under ASC 805-10-55-4 as well as ASU 2017-01 to determine the proper recording of this acquisition as either a business acquisition or asset acquisition. Upon this determination, the Company will ensure that any regulatory filings, should any be necessary, be completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K filed with the Commission on July 26, 2019.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of July 31, 2019, the results of our unaudited interim condensed consolidated statements of operations for the three-month periods ended July 31, 2019 and 2018, and our unaudited interim condensed consolidated cash flows for the three-month periods ended July 31, 2019 and 2018. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Recent Developments

On September 10, 2019, we, 2637262 Ontario Inc., a corporation incorporated under the laws of the Providence of Ontario (“NumberCo”), and all of the shareholders of NumberCo (the “NumberCo Shareholders”), entered into a Share Exchange Agreement (the “Agreement”), pursuant to which, among other things, we agreed to issue to the NumberCo Shareholders 2,000,000 shares of our common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming our wholly owned subsidiary. We acquired assets, primarily consisting of cash and an exploration earn-in agreement (the “Agreement”) for an exclusive right and option to earn-in and acquire up to 50% undivided interest in a property located in Eureka County, Nevada by completing $4.5 million in exploration and development expenditures over a seven-year period (“Initial Earn-in”) and payment to the grantor of $250,000. We may also elect, within 60 days of making the $250,000 payment, to increase its interest by an additional 20% (total interest of 70%) by producing a feasibility study by the end of the ninth year of the Agreement.

Overview

During the three-months ended July 31, 2019, we focused primarily on enhancing our understanding of the Keystone Project deposit; planning and commencing an exploration drilling program on our Keystone Project; and completing an equity financing. An overview of certain significant events follows:

●	On July 30, 2019, we commenced our 2019 exploration drilling program on our Keystone Project on the Cortez Gold Trend in Nevada. We plan to drill nine reverse circulation holes and one core hole for a total of approximately 20,000 feet (6,400 meters).

●	On July 8, 2019. we released two technical geological reports on our Keystone Project. The first report outlined our geological summary and 2019 exploration plans for our Keystone Project. The second report mapped out the entire land package of the Keystone Project and surrounding lands.

●	On June 20, 2019, we closed a $2.5 million registered direct offering. We plan to use the net proceeds for general corporate purposes, which may include working capital, capital expenditures and other corporate expenses.

●	On April 16, 2019, we appointed the Honorable Ryan K. Zinke, Former Secretary of Interior, to our Board of Directors. Mr. Zinke has over 30 years of experience, which includes geology and mining industry regulatory experience.

Results of Operations

Three months ended July 31, 2019 compared to three months ended July 31, 2018

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three months ended July 31, 2019 and 2018.

Operating Expenses

Total operating expenses for the three months ended July 31, 2019 and the three months ended July 31, 2018, were approximately $1.3 million and $1.48 million, respectively. The approximate $174,000 decrease in operating expenses for the three months ended July 31, 2019 as compared to the three months ended July 31, 2018 is comprised principally of decreases in exploration expense of $310,000 due to a decrease in exploration activities and a decrease in compensation expense of $15,000, offset by an increase in professional fees of $103,000, primarily due to an increase in investor relation consulting services and general administrative expenses of $48,000, primarily due to an increase travel expenses.

Loss from Operations

We reported a loss from operations of approximately $1.3 million and $1.5 million for the three months ended July 31, 2019 and 2018, respectively. The $0.2 million decrease in loss from operations was primarily due to the same factors described above under the heading “Operating Expenses”.

Net Loss

As a result of the operating expense discussed above, we reported a net loss of approximately $1.3 million for the three months ended July 31, 2019 as compared to a net loss of $1.5 million for the three months ended July 31, 2018.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2019 compared to April 30, 2019, and the increase between those periods:

	July 31, 2019	April 30, 2019	Increase
Current Assets	$4,166,739	$2,810,442	$1,356,297
Current Liabilities	$293,053	$160,209	$132,844
Working Capital	$3,873,686	$2,650,233	$1,223,453

As of July 31, 2019, we had working capital of $3,873,686 as compared to working capital of $2,650,233 as of April 30, 2019, an increase of $1,223,453. During the three months ended July 31, 2019, we received net proceeds of approximately $2.4 million from the issuance of preferred stock and warrants. We used the proceeds primarily to fund operations during the three months ended July 31, 2019.

We are obligated to file annual, quarterly and current reports with the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the Commission and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costlier. We expect to spend between $200,000 and $250,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three months ended July 31, 2019 and 2018, we incurred losses in the amounts of approximately $1.3 million and $1.5 million, respectively. As of July 31, 2019, we had cash of approximately $3.5 million.

Management has determined that additional capital will be required to continue its operations. There are no assurances that management will be able to raise capital on terms acceptable to us. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned exploration activities, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, or at all, we may be required to cease operating or otherwise modify our business strategy.

Cash Used in Operating Activities

Net cash used in operating activities totaled $1.1 million and $1.5 million for the three months ended July 31, 2019 and 2018, respectively. Net loss for the three months ended July 31, 2019 and 2018 totaled approximately $1.3 million and $1.5 million, respectively. Additionally, we expensed approximately $183,000 in stock-based compensation for options and shares issued to employees and consultants earlier in fiscal year 2019. Net changes in operating assets and liabilities are primarily due to net increases in reclamation of bond deposits of approximately $16,000, prepaid expenses and other current assets of $68,000 and $157,000 in trade accounts payable in the three months ended July 31, 2019.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $2.4 million, net of issuance costs, for the three months ended July 31, 2019 due to the issuance of Series F Preferred Stock and warrants as compared to no issuances of preferred stock or warrants during the three months ended July 31, 2018.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to valuation of mineral rights, stock-based compensation, the assumptions used to fair value of common and preferred stock, valuation of warrants, asset retirement obligations, and the valuation of deferred tax assets and liabilities.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505, “Equity—Equity Based Payments to Non-Employees” (“ASC 505-50”), for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date, which is the grant date. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than adoption of ASC 606. We chose to early adopt ASU 2018-07 in July 2018. The adoption of this standard did not have a material effect on our consolidated financial statements and related disclosures.

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

When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. We assess the carrying costs of the capitalized mineral properties for impairment under ASC 360-10, “Impairment of long-lived assets”, and evaluate its carrying value under ASC 930-360, “Extractive Activities—Mining”, annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral properties over its estimated fair value.

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

Leases to explore for or use of natural resources are outside the scope of ASU 2016-02 “Leases”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the Commission pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of July 31, 2019, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. RISK FACTORS.

Except as follows, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2019. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in our Form 10-K.

Our independent registered public accounting firm’s report, contained in our Annual Report on Form 10-K, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

Our financial statements have been prepared on the basis that we will continue as a going concern. As of July 31, 2019, we had cash of approximately $3.5 million, working capital of approximately $3.9 million, and an accumulated deficit of approximately $29.6 million. We had net loss and cash used in operating activities of approximately $1.3 million and $1.1 million, respectively, during the three months ended July 31, 2019. We expect to continue incurring losses for the foreseeable future and must raise additional capital in order to sustain our operations while continuing the longer-term efforts contemplated under our business plan. Our ability to raise capital on reasonable terms or at all may be adversely impacted by doubts about our ability to continue as a going concern.

If we are unable to secure additional capital, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. If we become insolvent, investors in our stock may lose the entire value of their investment in our business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict at this time the potential success of our business.

If we do not appoint a third independent director to our audit committee before December 27, 2019, our common stock will be subject to delisting from Nasdaq.

We have determined that Ryan K. Zinke, who was appointed to our audit committee to replace James D. Davidson, who resigned effective July 1, 2019, did not meet the eligibility standards for independence under Rule 10A-3 of the Exchange Act and Nasdaq Listing Rule 5605(2)(A). On July 16, 2019, we notified the Nasdaq Stock Market LLC (“Nasdaq”) that our audit committee did not satisfy the requirements of Nasdaq Listing Rule 5605(c)(2)(A), which requires three independent audit committee members, and that we intend to rely upon the cure period provided by Nasdaq Listing Rule 5605(c)(4).

On July 25, 2019, we received a letter from Nasdaq confirming our noncompliance with Nasdaq Listing Rule 5605 and that we are required to comply with the listing requirement as follows: (i) until the earlier of the Company’s next annual shareholders’ meeting or June 30, 2020; or (ii) if the Company’s next annual shareholders’ meeting is held before December 27, 2019, then no later than December 27, 2019. If our Board of Directors were to fail to identify and appoint a qualified member to the audit committee before the expiration of the cure period, our common stock would be subject to delisting from Nasdaq, which would substantially reduce or effectively terminate the trading of our common stock in the United States.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set forth below, there were no sales of unregistered securities during the quarter ended July 31, 2019 that were not previously reported on a Current Report on Form 8-K. None of the following transactions involved any underwriters, underwriting discounts or commissions. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access sufficient information about us to make an informed investment decision. The sales of these securities were made without any general solicitation or advertising. Each of the issuances set forth below was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering.

On May 6, 2019, we issued 10,684 shares of our common stock to a former officer of the Company for services rendered.

On May 31, 2019, we issued 9,398 shares of our common stock to a former officer of the Company for services rendered.

On June 30, 2019, we issued 12,136 shares of our common stock to a former officer of the Company for services rendered.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit No	Description

2.1#	Agreement and Plan of Merger dated June 13, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 13, 2016.
2.2#	Amended and Restated Agreement and Plan of Merger dated July 29, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 2, 2016.
2.3#	Second Amended and Restated Agreement and Plan of Merger dated September 14, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 15, 2016.
2.4#	Third Amended and Restated Agreement and Plan of Merger dated November 28, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 29, 2016.
2.5#	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017.* Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.
3.1	Certificate of Designations of 0% Series F Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.
4.1	Form of Class X Warrant Certificate. Incorporated by reference from Exhibit 4.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.
4.2	Form of Class Y Warrant Certificate. Incorporated by reference from Exhibit 4.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.
4.3	Form of Class A Warrant Certificate. Incorporated by reference from Exhibit 4.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.
10.1	Securities Purchase Agreement, dated as of June 19, 2019, between the Company and each purchaser identified on the signature pages thereto. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.
31(a)	Rule 13a-14(a) Certification of Edward M. Karr.
31(b)	Rule 13a-14(a) Certification of Ted R. Sharp.
32(a)	Section 1350 Certification of Edward M. Karr (furnished not filed).
32(b)	Section 1350 Certification of Ted R. Sharp (furnished not filed).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. U.S. Gold Corp. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: September 13, 2019	By:	/s/ Edward M. Karr
Edward M. Karr
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2019	By:	/s/ Ted R. Sharp
Ted R. Sharp
Principal Financial and Accounting Officer

