Form 10-Q
period 2019-10-31
U.S. GOLD CORP.
filed 2019-12-16
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of December 13, 2019 there were 23,862,146 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

●	our plans to conduct geographic surveys and determine the scope of our drilling program during our fiscal year ended April 30, 2020,

●	our ability to regain and maintain compliance with the Nasdaq Capital Market’s listing standards,

●	the conclusions of additional exploration programs and related studies,

●	expectations and the timing and budget for exploration and future exploration of our properties,

●	our planned expenditures during our fiscal year ended April 30, 2020 and future periods,

●	our estimates of the cost of future permitting changes and additional bonding requirements,

●	future exploration plans and expectations related to our properties,

●	our ability to fund our business with our current cash reserves based on our currently planned activities,

●	our expected cash needs and the availability and plans with respect to future financing,

●	statements concerning our financial condition,

●	our anticipation of future environmental and regulatory impacts,

●	our business and operating strategies, and

●	statements related to operating and legal risks.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2019	April 30, 2019

ASSETS
CURRENT ASSETS:
Cash	$1,919,181	$2,197,181
Prepaid expenses and other current assets	469,116	613,261

Total Current Assets	2,388,297	2,810,442

NON - CURRENT ASSETS:
Property, net	70,406	74,929
Reclamation bond deposit	355,556	339,447
Mineral rights	6,163,559	4,176,952

Total Non - Current Assets	6,589,521	4,591,328

Total Assets	$8,977,818	$7,401,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$220,597	$112,303
Accounts payable- related parties	25,433	42,539
Accrued liabilities	12,672	5,367

Total Current Liabilities	258,702	160,209

LONG- TERM LIABILITIES
Asset retirement obligation	93,077	88,746

Total Liabilities	351,779	248,955

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; 270 and none issued and outstanding as of October 31, 2019 and April 30, 2019; liquidation preference of $540,000)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 23,862,146 and 19,860,625 shares issued and outstanding as of October 31, 2019 and April 30, 2019)	23,862	19,861
Additional paid-in capital	38,412,964	33,408,056
Accumulated deficit	(29,810,787)	(26,275,102)

Total Stockholders’ Equity	8,626,039	7,152,815

Total Liabilities and Stockholders’ Equity	$8,977,818	$7,401,770

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018

Net revenues	$-	$-	$-	$-
Operating expenses:
Compensation and related taxes - general and administrative	290,364	925,436	577,446	1,227,196
Exploration costs	943,356	1,261,288	1,138,749	1,766,113
Professional and consulting fees	822,313	626,659	1,466,386	1,168,003
General and administrative expenses	172,587	186,925	354,638	320,500
Gain from foreign currency transactions	(1,534)	-	(1,534)	-

Total operating expenses	2,227,086	3,000,308	3,535,685	4,481,812

Loss before provision for income taxes	(2,227,086)	(3,000,308)	(3,535,685)	(4,481,812)

Provision for income taxes	-	-	-	-

Net loss	(2,227,086)	(3,000,308)	(3,535,685)	(4,481,812)

Deemed dividend related to beneficial conversion feature of series F preferred stock	-	-	(2,022,712)	-

Net loss applicable to U.S. Gold Corp. common shareholders	$(2,227,086)	$(3,000,308)	$(5,558,397)	$(4,481,812)

Net Loss per common share, basic and diluted	$(0.10)	$(0.17)	$(0.26)	$(0.25)

Weighted average common shares outstanding - basic and diluted	22,574,313	17,895,751	21,363,981	17,750,515

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED OCTOBER 31, 2019 AND 2018

	Preferred Stock - Series F		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 1, 2019	-	$-	19,860,625	$19,861	$33,408,056	$(26,275,102)	$7,152,815

Issuance of preferred stock and warrants for cash, net of offering cost	1,250	1	-	-	2,401,201	-	2,401,202

Conversion of preferred stock into common stock	(616)	-	1,080,707	1,080	(1,080)	-	-

Issuance of common stock for services	-	-	21,534	21	24,979	-	25,000

Issuance of common stock for accrued services	-	-	10,684	11	12,489	-	12,500

Stock options granted for services	-	-	-	-	52,214	-	52,214

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-	52,682	-	52,682

Cancellation of common stock	-	-	(85,000)	(85)	85	-	-

Deemed dividends - series F preferred stock	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(1,308,599)	(1,308,599)

Balance, July 31, 2019	634	1	20,888,550	20,888	35,950,626	(27,583,701)	8,387,814

Conversion of preferred stock into common stock	(364)	(1)	638,596	639	(638)	-	-

Issuance of common stock in connection with the share exchange agreement	-	-	2,000,000	2,000	2,018,000	-	2,020,000

Stock options granted for services	-	-	-	-	52,213	-	52,213

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	335,000	335	392,763	-	393,098

Net loss	-	-	-	-	-	(2,227,086)	(2,227,086)

Balance, October 31, 2019	270	$-	23,862,146	$23,862	$38,412,964	$(29,810,787)	$8,626,039

	Preferred Stock - Series F		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 1, 2018	-	$-	17,590,574	$17,591	$30,911,222	$(18,228,552)	$12,700,261

Issuance of common stock for services	-	-	19,319	19	76,489	-	76,508

Issuance of common stock for accrued services	-	-	9,191	9	12,491	-	12,500

Stock options granted for services	-	-	-	-	33,636	-	33,636

Net loss	-	-	-	-	-	(1,481,504)	(1,481,504)

Balance, July 31, 2018	-	-	17,619,084	17,619	31,033,838	(19,710,056)	11,341,401

Issuance of common stock for services	-	-	532,600	533	697,623	-	698,156

Stock options granted for services	-	-	-	-	57,874	-	57,874

Net loss	-	-	-	-	-	(3,000,308)	(3,000,308)

Balance, October 31, 2018	-	$-	18,151,684	$18,152	$31,789,335	$(22,710,364)	$9,097,123

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	October 31, 2019	October 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,535,685)	$(4,481,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,523	2,826
Accretion	4,331	2,721
Stock based compensation	575,207	1,041,603
Amortization of prepaid stock based expenses	99,210	-
Changes in operating assets and liabilities:		-
Prepaid expenses and other current assets	44,935	194,303
Reclamation bond deposit	(16,109)	(319,553)
Accounts payable	(17,376)	(31,743)
Accounts payable - related parties	(4,606)	-
Accrued liabilities	7,305	-

NET CASH USED IN OPERATING ACTIVITIES	(2,838,265)	(3,591,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received in connection with the share exchange agreement	159,063	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	159,063	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock and warrants, net of issuance cost	2,401,202	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,401,202	-

NET DECREASE IN CASH	(278,000)	(3,591,655)

CASH - beginning of period	2,197,181	7,646,279

CASH - end of period	$1,919,181	$4,054,624

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Increase in asset retirement obligation	$-	$81,885
Issuance of common stock for accrued services	$12,500	$12,500
Deemed Dividends - series F preferred stock	$2,022,712	$-
Issuance of common stock in connection with the share exchange agreement	$2,020,000	$-
Assumption of liabilities in connection with the share exchange agreement	$125,670	$-
Increase in mineral properties in connection with the share exchange agreement	$1,986,607	$-

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

On September 10, 2019, the Company, 2637262 Ontario Inc., a corporation incorporated under the laws of the Providence of Ontario (“NumberCo”), and all of the shareholders of NumberCo (the “NumberCo Shareholders”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which, among other things, the Company agreed to issue to the NumberCo Shareholders 2,000,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly owned subsidiary of the Company (see Note 4).

Unless the context otherwise requires, all references herein to the “Company” refer to U.S. Gold Corp. and its consolidated subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of October 31, 2019. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2019, which are contained in the Form 10-K filed on July 26, 2019. The unaudited condensed consolidated balance sheet as of April 30, 2019 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results for the three and six months ended October 31, 2019 are not necessarily indicative of the results to be expected for the year ending April 30, 2020.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

Revision of Financial Statements

During the three months ended October 31, 2019, the Company determined that it had improperly classified a deemed dividend related to the Company’s preferred stock within its stockholders’ equity section of its balance sheet during the three months ended July 31, 2019. This resulted in an overstatement of additional paid-in capital by the amount of the deemed dividend, and a corresponding understatement of accumulated deficit. The Company reclassified the deemed dividend for the six-month period ended October 31, 2019. The Company assessed the materiality of the misstatements in accordance with Staff Accounting Bulletin No.99, “Materiality” and No. 108, “Quantifying Misstatements”, and concluded that this error was not qualitatively material on the Company’s consolidated balance sheets, and statement of stockholders’ deficit. There was no effect on the statements of cash flows, statements of operations, and net loss for the periods then ended.

The effect of this reclassification on the line items within the Company’s consolidated financial statements as of July 31, 2019, was as follows:

	July 31, 2019 As Previously Reported	Reclassification	As Reclassified
Additional Paid-in Capital	$37,973,338	$(2,022,712)	$35,950,626
Accumulated Deficit	(29,606,413)	2,022,712	(27,583,701)
Total Equity	$8,387,814	$0	$8,387,814

Reclassifications

Certain prior period amounts may be reclassified to conform to the current period presentation. Any reclassified amounts have no impact on the Company’s previously reported financial position or results of operations.

Fair Value Measurements

The Company has adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied in accordance with U.S. GAAP, which requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

At October 31, 2019 and April 30, 2019, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. No impairment of long-lived assets was recorded during the six months ended October 31, 2019.

Mineral Rights

Costs of leasing, exploring, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established.

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

OCTOBER 31, 2019

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

Leases to explore for or use of natural resources are outside the scope of ASU 2016-02, “Leases”.

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, “Compensation—Stock Compensation’ (“ASC 718”), which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505, “Equity—Equity Based Payments to Non-Employees” (“ASC 505-50”), for share-based payments to consultants and other third parties, compensation expense is determined at the measurement date, which is the grant date. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than adoption of ASC 606. The Company chose to early adopt ASU 2018-07 in July 2018. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

The Company assessed the classification of its outstanding common stock purchase warrants as of the date of issuance and determined that such instruments met the criteria for equity classification under the guidance in ASU 2017-11 “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Feature”. The Company has no outstanding warrants that contain a “down round” feature under Topic 815 of ASU 2017-11.

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. During the three and six months ended October 31, 2019 and April 30, 2019, the Company’s outstanding convertible preferred shares were accounted for as equity, with no liability recorded.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

The bifurcation of the Company’s outstanding Series F Convertible Preferred shares during the three and six months ended October 31, 2019 was $0 and $2,022,712, respectively, was accounted for as a deemed dividend to holders of the Series F Convertible Preferred shares for the respective quarterly periods and increased the net loss applicable to common shareholders.

Remediation and Asset Retirement Obligation

Asset retirement obligations (“ARO”), consisting primarily of estimated reclamation costs at the Company’s Copper King and Keystone properties, are recognized in the period incurred and when a reasonable estimate can be made, and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to accretion expense. Corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. AROs are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of reclamation and closure costs. The Company reviews and evaluates its AROs annually or more frequently at interim periods if deemed necessary.

Foreign Currency Transactions

The reporting and functional currency of the Company is the U.S. dollar. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

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

The Company follows the provision of ASC 740-10, “Accounting for Uncertain Income Tax Positions” (“ASC 740-10”). When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they are filed.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will evaluate the impact this standard on the Company’s financial statements prior to May 1, 2020, the beginning of the Company’s first fiscal year for which the standard will be in effect.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material effect on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an effect on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 31, 2019, the Company had cash of approximately $1.9 million, working capital of approximately $2.1 million, and an accumulated deficit of approximately $29.8 million. The Company had net loss and cash used in operating activities of approximately $3.5 million and $2.8 million, respectively, during the six months ended October 31, 2019. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. The Company has sufficient cash to fund its operations for approximately 10 months, and expects that it will be required to raise additional funds to fund its operations thereafter. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

On June 19, 2019, the Company sold 1,250 Series F Preferred units for an aggregate purchase price of $2,500,000 (see Note 8), which the Company believes is indicative of the Company’s ability to raise additional funds for operations. There can be no assurance that the Company will be able to raise additional capital or if the terms will be favorable.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

Copper King Project

The Company owns the Copper King gold and copper development project (the “Copper King Project”), which comprises two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases covering an area of approximately 1.8 square miles located in the Silver Crown Mining District of southeast Wyoming. On July 2, 2014, the Company entered into an Asset Purchase Agreement whereby the Company acquired certain mining leases and other mineral rights comprising the Copper King Project. The purchase price consisted of (a) cash payment in the amount of $1.5 million and (b) closing shares calculated at 50% of the issued and outstanding shares of the Company’s common stock and valued at $1.5 million.

In accordance with ASC 360-10, “Property, Plant, and Equipment”, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquisition. Accordingly, the Company recorded a total cost of the acquired mineral properties of $3,091,738, which includes the purchase price ($3,000,000) and related transaction costs.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

Maggie Creek Project

On September 10, 2019, the Company, NumberCo and the NumberCo Shareholders, entered into the Share Exchange Agreement, pursuant to which, among other things, the Company agreed to issue to the NumberCo Shareholders 2,000,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly owned subsidiary of the Company (see Note 1).

NumberCo owns all of the issued and outstanding shares of Orevada Metals Inc. (“Orevada”), a corporation under the laws of the state of Nevada. At the time of acquisition, the Company acquired from NumberCo cash of $159,063, and assumed liabilities - accounts payable of $125,670. As a result, the Company acquired Orevada’s right to an option agreement dated in February 2019 (the “Option Agreement”). The Option Agreement grants Orevada the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing a $4.5 million in exploration and development expenditures (“Initial Earn-in”) and payment to Renaissance Exploration, Inc. (“Renaissance”), the grantor, of $250,000. Orevada may elect within 60 days after making the $250,000 payment, to increase its interest by an additional 20% (total interest of 70%) by producing a feasibility study by the end of the ninth year of the Option Agreement. One of the directors of the Company, Mr. Tim Janke, is also a director of Renaissance, a company which is not under common control.

Pursuant to ASU 2017-01 and ASC 805, each titled “Business Combinations”, the Company analyzed the Share Exchange Agreement to determine if the Company acquired a business or assets. Based on this analysis, it was determined that the Company acquired assets, primarily consisting of cash and the right to an Option Agreement. The Company excluded the cash received in the determination of the gross assets and concluded that the right to the Option Agreement represents substantially all of the fair value of the gross assets acquired. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset is not considered a business.

The monetary value of the 2,000,000 shares issued to the NumberCo Shareholders is deemed by the Company to be $2,020,000. In accordance with ASC 805-50-30 “Business Combinations”, the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

The 2,000,000 shares issued to the NumberCo Shareholders were valued at $2,020,000, or $1.01 per share, the fair value of the Company’s common stock based on the quoted trading price on the date of the Share Exchange Agreement (see Note 8). No goodwill was recorded as the Share Exchange Agreement was accounted for as an asset purchase.

The relative fair value of the assets acquired and liabilities assumed were based on management’s estimates of the fair values on September 10, 2019, the date of the Share Exchange Agreement. Based upon the purchase price allocation, the following table summarizes the estimated relative fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$159,063
Mineral property – Maggie Creek	1,986,607
Total assets acquired at fair value	2,145,670
Total Liabilities assumed at fair value	(125,670)
Total purchase consideration	$2,020,000

As of the date of these unaudited condensed consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs and exploration costs.

As of the dates presented, mineral properties consisted of the following:

	October 31, 2019	April 30, 2019
	(unaudited)
Copper King Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Gold Bar North Project	56,329	56,329
Maggie Creek Project	1,986,607	-
Total	$6,163,559	$4,176,952

NOTE 5 — PROPERTY

As of the dates presented, property consisted of the following:

	October 31, 2019	April 30, 2019
	(unaudited)
Site costs	$81,885	$81,885
Less: accumulated depreciation	(11,479)	(6,956)
Total	$70,406	$74,929

For the three months ended October 31, 2019 and 2018, depreciation expense amounted to $2,100 and $1,507, respectively. For the six months ended October 31, 2019 and 2018, depreciation expense amounted to $4,523 and $2,826, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the Copper King Project and Keystone Project, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	October 31, 2019	October 31, 2018
	(unaudited)	(unaudited)
Balance, beginning of six-month period	$88,746	$81,885
Addition and changes in estimates	-	-
Accretion expense	4,331	2,826
Balance, end of period	$93,077	$79.059

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

For the three months ended October 31, 2019 and 2018, accretion expense amounted to $2,191 and $1,467, respectively. For the six months ended October 31, 2019 and 2018, accretion expense amounted to $4,331 and $2,721, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

Accounts payable to related parties as of October 31, 2019 and April 30, 2019 was $25,433 and $42,539, respectively, and was reflected as accounts payable – related party in the accompanying unaudited condensed consolidated balance sheets. The related party to which accounts were payable as of October 31, 2019 was the Chief Financial Officer, who was owed a total of $25,433 (includes $18,284 payable in shares of common stock). The related parties to which accounts were payable as of April 30, 2019 were the former Vice President-Head of Exploration, who was owed $12,500 payable in shares of common stock and the Chief Financial Officer, who was owed a total of $30,039 (includes $14,403 payable in shares of common stock).

On September 10, 2019, the Company acquired from Orevada its right to an option agreement dated in February 2019 (see Note 4). One of the board of directors of the Company, Mr. Tim Janke, is also a director of Renaissance.

NOTE 8 — STOCKHOLDERS’ EQUITY

Equity Incentive Plan

In August 2017, the Company’s Board of Directors approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) including the reservation of 1,650,000 shares of common stock thereunder.

On August 6, 2019, the Board of Directors of the Company approved and adopted, subject to stockholder approval, the U.S. Gold Corp. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan reserves 3,307,104 shares for future issuance to officers, directors, employees and contractors as directed from time to time by the Compensation Committee of the Board of Directors. The Board directed that the 2020 Plan be submitted to the Company’s stockholders for their approval at the 2019 Annual Meeting of Stockholders of the Company (the “Annual Meeting”), which was held on September 18, 2019. The 2020 Plan was approved by a vote of stockholders at the Annual Meeting. With the approval and effectivity of the 2020 Plan, no further grants will be made under the 2017 Plan.

Series F Convertible Preferred Stock

On June 19, 2019, the Company filed a Certificate of Designations, Preferences and Rights of the Series F Preferred (the “Certificate of Designations”) with the Secretary of State of the State of Nevada amending its articles of incorporation to establish a class of Series F Preferred Stock and the number, relative rights, preferences and limitations thereof. Pursuant to the Certificate of Designations, 1,250 shares of preferred stock have been designated as Series F Preferred Stock, and each of the shares of Series F Preferred Stock initially is convertible, at the election of the holder, into a number of shares of the Company’s common stock equal to the stated value of the Series F Preferred Stock, which is $2,000, subject to specified adjustments, divided by the conversion price, which is $1.14 per share, subject to specified adjustments as further adjusted in the event of stock split, stock dividends, and recapitalization or otherwise (the “Conversion Price”). Based on the initial Conversion Price, approximately 2,193,750 shares of common stock would be issuable upon conversion of all of the Series F Preferred Stock to be sold pursuant to the Purchase Agreement (as defined herein). A holder of Series F Preferred Stock shall have no right to convert any portion of the Preferred Stock to the extent that, after giving effect to such conversion, the holder would beneficially own in excess of 4.99% (or, at the election of a holder after providing 61 days’ prior written notice to the Company, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock upon such conversion. Holders of the Series F Preferred Stock shall be entitled to receive dividends when and as declared by the Board of Directors, from time to time, and shall participate on an “as converted” basis with all dividends declared on the Company’s common stock.

The Series F Preferred Stock has no redemption provisions. In the event of the Company’s liquidation, the holders of the Series F Preferred Stock would be entitled to receive in cash out of the assets of the Company, after payment of the liquidation preference for any outstanding shares of senior preferred stock, but before any amount is paid to the holders of any of shares of junior stock and pari passu with any parity stock then outstanding, an amount per share equal the greater of (A) the stated value thereof on the date of such payment and (B) the amount per share such holder would receive if such holder converted such Series F Preferred Stock into common stock immediately prior to the date of such payment.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

On June 19, 2019, the Company sold, under the terms of a securities purchase agreement (the “Purchase Agreement”), 1,250 Series F Preferred units for an aggregate purchase price of $2,500,000, or $2,000 per unit. Each unit consisted of one (1) share of 0% Series F Preferred Stock and 878 Class X Warrants on a registered basis and 1,755 Class A Warrants on an unregistered basis. The Company sold a total of 1,250 shares of Series F Preferred Stock, 2,193,750 Class A Warrants and 1,097,500 Class X Warrants under the Purchase Agreement. Each share of Series F Preferred Stock, at the option of the holder at any time, may be converted into the number of shares of common stock of the Company determined by dividing the $2,000 (the stated value per share of the Series F Preferred Stock) by a conversion price of $1.14 per share (approximately 2,193,750 shares of common stock), subject to adjustment. Each Class X Warrant is exercisable to acquire one share of the Company’s common stock and one Class Y Warrant at an exercise price of $1.14, for a period of six (6) months from the date of issuance. Each Class Y Warrant is exercisable to acquire one share of the Company’s common stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance (the “Initial Exercise Date”) and will expire on a date that is the five (5) year anniversary of the Initial Exercise Date. Each Class A Warrant is exercisable to acquire one share of the Company’s common stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. In aggregate, if all of the shares of common stock are issued on conversion of the Series F Preferred Stock and exercise of the Class A, Class X and Class Y warrants, the Company would issue a total of 6,582,500 shares of common stock. The warrant holders may elect to exercise the warrants via cashless exercise if there is no effective registration statement registering the warrants pursuant to the terms of each respective warrant certificate. The offering pursuant to which the Series F Preferred units were sold closed on June 20, 2019, subject to the satisfaction of customary closing conditions.

The fair value of the Series F Preferred Stock and warrants if converted on the date of issuance was greater than the value allocated to the Series F Preferred Stock and warrants. As a result, the Company recorded a BCF of approximately $2.0 million that the Company recognized as deemed dividend to the preferred stockholders and accordingly, an adjustment to net loss to arrive at net loss available to common stockholders and a corresponding increase in additional paid in capital upon issuance of the Series F Preferred Stock and warrants. The Company accounted for the deemed dividend resulting from the issuance of Series F Preferred Stock and warrants using the relative fair value method (see Note 2).

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

During the three months ended July 31, 2019, the Company issued an aggregate of 1,080,707 shares of the Company’s common stock in exchange for the conversion of 616 shares of the Company’s Series F Preferred Stock.

During the three months ended October 31, 2019, the Company issued an aggregate of 638,596 shares of the Company’s common stock in exchange for the conversion of 364 shares of the Company’s Series F Preferred Stock.

Common Stock Issued for Accrued Services

On May 6, 2019, the Company paid an accrued service liability to its former Chief Geologist in the amount of $12,500 by issuing 10,684 shares of common stock at a price of $1.17 per share of common stock based on the quoted trading price on the date of grant. In connection with this issuance, the Company reduced accrued salaries by $12,500 during the six months ended October 31, 2019.

Common Stock Issued for Salaries

Between May 2019 and June 2019, the Company issued and aggregate of 21,534 shares of common stock to satisfy a stock payable to its former Chief Geologist for services rendered between May 2019 and June 2019. The shares were valued at $25,000 using a share price ranging from $1.03 to $1.33 on the dates of grant.

Common Stock Issued, Restricted Stock Awards, and RSUs Granted for Services

On September 30, 2018, the Company issued an aggregate of 1,000,000 shares of restricted stock to officers, directors, employees and consultants for services rendered. The shares vest 50% on the date of issuance and 50% on the one-year anniversary of the date of issuance. The 1,000,000 shares of restricted stock had a fair value of $990,000 and will be expensed over the vesting period. Additionally, on November 10, 2017, 12,000 shares of restricted stock were issued to a director that vest two years from issue date, and on February 20, 2018, 150,000 shares of restricted stock were issued to a consultant that vest ratably over 12 months, bringing the total of restricted shares issued to 1,162,000. During the three months ended July 31, 2019, the Company intended to cancel an aggregate of 85,000 unvested shares of the Company’s common stock due to termination of employee relationships; however, during the quarter ended October 31, 2019, prior to cancelation of the shares, and after consultations with these former employees and Company counsel, the Company changed its position relative to the 85,000 shares and declared them vested. As a result of the vesting, the Company recognized operating expenses of $84,150.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

On September 18, 2019, the Compensation Committee of the Board of Directors awarded Edward Karr, the Company’s Chief Executive Officer, President and Director, 200,000 performance-based restricted stock units (“RSUs”), David Rector, the Company’s Chief Operating Officer, 75,000 performance-based RSUs and an employee of the Company 50,000 performance-based RSUs pursuant to respective restricted stock unit award agreements. The RSUs will vest upon the earlier to occur of (i) a Change in Control (as defined in the 2020 Plan) and (ii) a material discovery of a mineral deposit, as determined by the Compensation Committee of the Board of Directors in its sole discretion. The total 325,000 RSUs had a fair value of $334,750 or $1.03 per share based on the quoted trading price on the date of grant and will be expensed upon the occurrence of the vesting term.

Additionally, on September 18, 2019, the Compensation Committee of the Board of Directors awarded five directors of the Company an aggregate of 250,000 shares of restricted stock pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 250,000 shares of restricted stock had a fair value of $257,500 or $1.03 per share based on the quoted trading price on the date of grant, which was expensed immediately.

A total of $393,098 and $563,917, and $445,780 and $563,917, was expensed for the three and six months ended October 31, 2019 and 2018, respectively. A balance of $334,959 remains to be expensed over future vesting periods.

Common Stock Issued Pursuant to Share Exchange Agreement

On September 10, 2019, the Company, NumberCo and the NumberCo Shareholders, entered into the Share Exchange Agreement, pursuant to which, among other things, the Company agreed to issue to the NumberCo Shareholders 2,000,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly owned subsidiary of the Company. The 2,000,000 shares issued to the NumberCo Shareholders were valued at $2,020,000, or $1.01 per share, the fair value of the Company’s common stock based on the quoted trading price on the date of the Share Exchange Agreement (see Note 4).

Stock Options

A summary of the Company’s outstanding stock options as of October 31, 2019 and changes during the six-month period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2019	1,456,458	$1.80	3.29
Granted	—	—	—
Exercised	—	—	—
Forfeited	(87,500)	1.48	—
Canceled	—	—	—
Balance at October 31, 2019	1,368,958	$1.83	2.77

Options exercisable at end of period	931,458	$2.00
Options expected to vest	437,500	$1.46
Weighted average fair value of options granted during the period		$—

At October 31, 2019, the aggregate intrinsic value of options outstanding and exercisable was $0.

Stock-based compensation for stock options has been recorded in the unaudited condensed consolidated statements of operations and totaled $104,428 and $91,510 for the six months ended October 31, 2019 and 2018, respectively. A balance of $313,280 remains to be expensed over future vesting periods.

U.S. GOLD CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2019

Warrants

In relation to the issuance of the Series F Convertible Preferred Shares, the Company issued 2,193,750 Class A Warrants and 1,097,500 Class X Warrants. The fair value of the warrants was $2,022,712, as measured on the date of the issuance with a Black-Scholes pricing model using the assumptions noted in the following table:

Warrants Issued During the Six Months Ended October 31, 2019
Expected volatility	46% - 74%
Stock price on date of grant	$1.14
Exercise price	$1.14
Expected dividends	-
Expected term (in years)	5
Risk-free rate	1.77% - 2.11%
Expected forfeiture rate	0%

Each Class A Warrant is exercisable to acquire one share of the Company’s common stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. Each Class X Warrant is exercisable to acquire one share of the Company’s common stock and one Class Y Warrant at an exercise price of $1.14, for a period of six (6) months from the date of issuance. Each Class Y Warrant is exercisable to acquire one share of the Company’s common stock at an exercise price of $1.14 per share, commencing on the Initial Exercise Date and will expire on a date that is the five (5) year anniversary of the Initial Exercise Date.

A summary of the Company’s outstanding warrants to purchase shares of common stock as of October 31, 2019 and changes during the six-month period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2019	1,702,359	$3.12	2.25
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2019	1,702,359	3.12	2.25
Class A Warrants:
Balance at April 30, 2019	—	—	—
Granted	2,193,750	1.14	5.00
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2019	2,193,750	1.14	5.00
Class X Warrants:
Balance at April 30, 2019	—	—	—
Granted	1,097,500	1.14	5.00
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2019	1,097,500	1.14	5.00
Class Y Warrants:
Balance at April 30, 2019	—	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2019	—	—	—
Warrant Outstanding at October 31, 2019	4,993,609	$1.82	3.71
Warrants exercisable at end of period	2,799,859	$2.35
Weighted average fair value of warrants granted during the period		$0.52

At October 31, 2019, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

U.S. GOLD CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2019

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

	Three and Six Months Ended October 31, 2019	Three and Six Months Ended October 31, 2018
Common stock equivalents:
Preferred stock	473,684	-
Restricted stock units	325,000	500,000
Stock options	1,368,958	1,481,458
Stock warrants	4,993,609	1,702,359
Total	7,161,251	3,683,817

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Mining Leases

The Copper King property position consists of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases. These leases were assigned to the Company in July 2014 through the acquisition of the Copper King Project. Leases to explore for or use of natural resources are outside the scope of ASU 2016-02 “Leases”. There are no lease contracts for office space or other Company expenses which qualify for treatment as capital assets under ASU 2016-02.

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

U.S. GOLD CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2019

Orevada option:

Pursuant to the acquisition of NumberCo on September 10, 2019, the Company acquired from Orevada its right to the Option Agreement. The option agreement grants Orevada the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing the Initial Earn-in over a seven-year period:

First agreement year	$100,000
Second agreement year	200,000
Third agreement year	500,000
Fourth agreement year	700,000
Fifth agreement year	1,000,000
Sixth agreement year	1,000,000
Seventh agreement year	1,000,000
$4,500,000

The Initial Earn-in is vested by paying $250,000 to Renaissance Exploration, Inc. at the end of the Initial Earn-in period.

NOTE 11 — SUBSEQUENT EVENTS

On November 7, 2019, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between September 26, 2019, through November 6, 2019, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until May 5, 2020 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of the Company intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, it may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.

The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of The Nasdaq Capital Market. Additionally, a vote of stockholders at the Annual Meeting authorized management to enact a reverse split of the Company’s common stock of not less than 1-to-2 and not greater than 1-to-10 before September 18, 2020, in an effort to increase the trading price of the Company’s shares.

On November 27, 2019, the Company issued the following shares:

●	21,000 shares of restricted stock to Swiss Resource Capital AG for services from July to December 2019, which consisted of 3,500 shares per month;
●	22,767 shares of restricted stock to the Company’s Chief Financial Officer for services from January 2019 through September 2019;
●	a stock option representing the right to purchase 50,000 shares of common stock to the Company’s Chief Financial Officer as an equity incentive grant; and
●	37,037 shares of restricted stock with a fair market value of $30,000 to a consultant for services rendered under a six-month consulting agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K filed with the Commission on July 26, 2019.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of October 31, 2019, the results of our unaudited interim condensed consolidated statements of operations for the three- and six-month periods ended October 31, 2019 and 2018, and our unaudited interim condensed consolidated cash flows for the three-month periods ended October 31, 2019 and 2018. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Overview

We are an exploration company that owns certain mining leases and other mineral rights comprising the Copper King Project in Wyoming and the Keystone, Gold Bar North and Maggie Creek Projects in Nevada.

During the three-months ended October 31, 2019, we focused primarily on performing a drilling program at our Keystone Project deposit and enhancing our understanding of that property through continuing analytics. We also completed the acquisition of a significant mineral property in Nevada. An overview of certain significant events follows:

●	On July 30, 2019, we commenced our 2019 exploration drilling program on our Keystone Project on the Cortez Gold Trend in Nevada. During the quarter ended October 31, 2019, we drilled six reverse circulation holes and one core hole for a total of 13,177 feet (4,016 meters). Hole KEY19-05rc was drilled in a previously undrilled target area called Nina Skarn. The hole intersected thick, continuous gold mineralization and will be the focus of future Keystone follow-up exploration efforts.

●	On September 11, 2019, we announced the acquisition of Orevada Metals, Inc. (“Orevada”). Orevada is a wholly owned subsidiary of a Canadian corporation. Orevada has an option to earn up to a 70% interest in the Maggie Creek exploration project, located on the Carlin Trend, Nevada, close to Newmont’s Gold Quarry mine. A total of 241 historic drill holes have been drilled on the Maggie Creek property. Recent discoveries on the Carlin Trend have shown higher grade mineralization at greater depths and this will be the focus of our future Maggie Creek exploration efforts. Details of the Maggie Creek exploration project are included on our corporate website.

●	On September 18, 2019, we held our annual meeting of stockholders.

●	On September 18, 2019, Mr. Douglas Newby was elected to serve on the Board of Directors. Mr. Newby also serves as Chair of the Audit Committee.

●	On November 12, 2019, we announced the results of our 2019 Keystone exploration program, including the results of assays on hole KEY 19-05rc described above.

Recent Developments

On November 7, 2019, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between September 26, 2019, through November 6, 2019, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until May 5, 2020 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting.

The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of The Nasdaq Capital Market. Additionally, a vote of stockholders at our September 18, 2019 Annual Meeting of Stockholders authorizes management to enact a reverse split of our common shares of not less than 1-to-2 and not greater than 1-to-10 before September 18, 2020, in an effort to increase the trading price of our common stock.

Results of Operations

Three and six months ended October 31, 2019 compared to the three and six months ended October 31, 2018

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three- and six-month periods ended October 31, 2019 and 2018.

Operating Expenses

Total operating expenses for the six months ended October 31, 2019 as compared to the six months ended October 31, 2018, were approximately $3.5 million and $4.5 million, respectively. The approximate $945,000 decrease in operating expenses for the six months ended October 31, 2019 as compared to six months ended October 31, 2018 is comprised of a decrease of approximately $650,000 in compensation as a result of a decrease in stock-based compensation due to decrease in issuance of stock options and common stock issued to our officers and employees as compared to prior period, a $627,000 decrease in exploration expenses on our mineral properties due to an decrease in exploration activities and an increase in professional fees of approximately $298,000 due primarily to an increase in investor relations, legal fees and stock-based compensation to our board of directors and an overall increase in general and administrative expenses of approximately $34,000 due primarily to increases in insurance expense and travel and related expenses.

Total operating expenses for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018, were approximately $2.2 million and $3.0 million, respectively. The approximate $772,000 decrease in operating expenses for the three months ended October 31, 2019 as compared to three months ended October 31, 2018 is comprised of a decrease of approximately $635,000 in compensation as a result of a decrease in stock-based compensation due to decrease in issuance of stock options and common stock issued to our officers and employees as compared to the prior comparable period, a decrease of approximately $318,000 in exploration expenses on our mineral properties due to a decrease in exploration activities, an increase of approximately $196,000 in professional fees due primarily to an increase in investor relations expenses and stock-based compensation to our board of directors, and a decrease of approximately $14,000 in general and administrative expenses.

Loss from Operations

We reported loss from operations of approximately $3.5 million and $4.5 million for the six months ended October 31, 2019 and 2018, respectively. We reported loss from operations of approximately $2.2 million and $3.0 million for the three months ended October 31, 2019 and 2018, respectively.

Net Loss

As a result of the operating expense with no revenues discussed above, we reported a net loss of approximately $3.5 million for the six months ended October 31, 2019 as compared to a net loss of $4.5 million for the six months ended October 31, 2018. We reported a net loss of approximately $2.2 million for the three months ended October 31, 2019 as compared to a net loss of $3.0 million for the three months ended October 31, 2018.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2019 compared to April 30, 2019, and the increase between those periods:

	October 31, 2019	April 30, 2019	Increase (Decrease)
Current Assets	$2,388,297	$2,810,442	$(422,145)
Current Liabilities	$258,702	$160,209	$98,493
Working Capital	$2,129,595	$2,650,233	$(520,638)

As of October 31, 2019, we had working capital of $2,129,595 as compared to working capital of $2,650,233 as of April 30, 2019, a decrease of $520,638. During the six months ended October 31, 2019, we received net proceeds of approximately $2.4 million from the issuance of preferred stock and warrants. We used the proceeds primarily to fund operations during the six months ended October 31, 2019.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the six months ended October 31, 2019 and 2018, we incurred losses in the amounts of approximately $3.5 million and $4.5 million, respectively. As of October 31, 2019, we had cash of approximately $1.9 million. The Company has sufficient cash to fund its operations for approximately 10 months and will be required to raise additional funds. There can be no assurance that the Company will be able to raise additional capital or if the terms will be favorable.

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

Cash Used in Operating Activities

Net cash used in operating activities totaled $2.8 million and $3.6 million for the six months ended October 31, 2019 and 2018, respectively. Net loss for the six months ended October 31, 2019 and 2018 totaled approximately $3.5 million and $4.5 million, respectively. Additionally, we expensed approximately $575,000 in stock-based compensation for options and shares issued to employees and consultants during the six months ended October 31, 2019. Net changes in operating assets and liabilities are primarily due to net increases in reclamation of bond deposits of approximately $16,000 and $5,000 in accrued liabilities, offset by a net decrease in prepaid expenses and other current assets of approximately $45,000, $17,000 in trade accounts payable, and $5,000 in accounts payable to related-parties in the six months ended October 31, 2019.

Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $159,000 for the six months ended October 31, 2019 due to cash received in connection with a share exchange agreement, as compared to no such investing activities during the six months ended October 31, 2018.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $2.4 million, net of issuance costs, for the six months ended October 31, 2019 due to the issuance of Series F Preferred Stock and warrants as compared to no issuances of preferred stock or warrants during the six months ended October 31, 2018.

Off-Balance Sheet Arrangements

As of October 31, 2019, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation” (“ASC 718”), which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505, “Equity—Equity Based Payments to Non-Employees” (“ASC 505-50”), for share-based payments to consultants and other third parties, compensation expense is determined at the measurement date, which is the grant date. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

In June 2018, the FASB issued Accounting Standards Update 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than adoption of ASC 606. We chose to early adopt ASU 2018-07 in July 2018. The adoption of this standard did not have a material effect on our consolidated financial statements and related disclosures.

Mineral Rights

Costs of leasing, exploring, carrying and retaining unproven mineral lease properties are expensed as incurred. We expense all mineral exploration costs as incurred as we are still in the exploration stage. If we identify proven and probable reserves in our investigation of our properties and upon development of a plan for operating a mine, we would enter the development stage and capitalize future costs until production is established.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the Commission pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of October 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended October 31, 2019, the Company made certain changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

As identified in our Annual Report on Form 10-K for the year ended April 30, 2019, we made commitments for compliance with the Sarbanes-Oxley Act of 2002, and further, made enhancements to our financial statement review and approval processes to more fully incorporate the full management team and Chief Financial Officer in reviewing the results of the reported period to remedy a material weakness that had been previously identified and continue to exist for the quarter ended July 31, 2019. The material weakness was fully remediated with the quarter ending October 31, 2019 quarter.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. RISK FACTORS.

Except as follows and as supplemented by the Risk Factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, which was filed with the Commission on September 16, 2019, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2019. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in our Form 10-K.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

As previously reported, on November 7, 2019, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between September 26, 2019, through November 6, 2019, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until May 5, 2020 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting.

To resolve the noncompliance, we may consider available options including a reverse stock split, which may not result in a permanent increase in the market price of our common stock, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the Commission. It is not uncommon for the market price of a company’s shares to decline in the period following a reverse stock split.

Although we expect to take actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us would be successful, or that any such action would stabilize the market price or improve the liquidity of our common stock. Should a delisting occur, a stockholder would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our common stock, and our ability to raise future capital through the sale of our common stock could be severely limited.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set forth below, there were no sales of unregistered securities during the quarter ended October 31, 2019 that were not previously reported on a Current Report on Form 8-K. None of the following transactions involved any underwriters, underwriting discounts or commissions. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access sufficient information about us to make an informed investment decision. The sales of these securities were made without any general solicitation or advertising. Each of the issuances set forth below was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering.

On September 18, 2019, the Compensation Committee of the Board of Directors awarded five directors of the Company an aggregate of 250,000 shares of restricted stock pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The Company recognized stock-based compensation of $257,500 or $1.03 per share based on the quoted trading price on the date of grant.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended October 31, 2019, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit No	Description

2.1#	Agreement and Plan of Merger dated June 13, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 13, 2016.

2.2#	Amended and Restated Agreement and Plan of Merger dated July 29, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 2, 2016.

2.3#	Second Amended and Restated Agreement and Plan of Merger dated September 14, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 15, 2016.

2.4#	Third Amended and Restated Agreement and Plan of Merger dated November 28, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC.* Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 29, 2016.

2.5#	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017.* Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Certificate of Designations of 0% Series F Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.

4.1	Form of Class X Warrant Certificate. Incorporated by reference from Exhibit 4.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.

4.2	Form of Class Y Warrant Certificate. Incorporated by reference from Exhibit 4.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.

4.3	Form of Class A Warrant Certificate. Incorporated by reference from Exhibit 4.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.

10.1	Share Exchange Agreement, dated September 10, 2019, by and among the Company, 2637262 Ontario Inc. and all of the shareholders of 2637262 Ontario Inc. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2019.

10.2	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

10.3	Restricted Stock Unit Award Agreement, dated as of September 18, 2019, by and between Edward Karr and U.S. Gold Corp. Incorporated by reference from Exhibit 10.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

10.4	Restricted Stock Unit Award Agreement, dated as of September 18, 2019, by and between David Rector and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

10.5	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan.

10.6	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan.

10.7	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan.

31(a)	Rule 13a-14(a) Certification of Edward M. Karr.

31(b)	Rule 13a-14(a) Certification of Ted R. Sharp.

32(a)	Section 1350 Certification of Edward M. Karr (furnished not filed).

32(b)	Section 1350 Certification of Ted R. Sharp (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. U.S. Gold Corp. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: December 16, 2019	By:	/s/ Edward M. Karr
Edward M. Karr
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2019	By:	/s/ Ted R. Sharp
Ted R. Sharp
Principal Financial and Accounting Officer

