Form 10-Q
period 2020-01-31
U.S. GOLD CORP.
filed 2020-03-12
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of March 12, 2020, there were 24,464,621 shares outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2020	April 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$1,206,044	$2,197,181
Prepaid expenses and other current assets	545,559	613,261

Total current assets	1,751,603	2,810,442

NON - CURRENT ASSETS:
Property, net	68,307	74,929
Reclamation bond deposit	355,556	339,447
Mineral rights	6,163,559	4,176,952

Total non - current assets	6,587,422	4,591,328

Total assets	$8,339,025	$7,401,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$60,376	$112,303
Accounts payable - related parties	17,603	42,539
Accrued liabilities	-	5,367

Total current liabilities	77,979	160,209

LONG- TERM LIABILITIES
Asset retirement obligation	95,412	88,746

Total liabilities	173,391	248,955

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; 270 and none issued and outstanding as of January 31, 2020 and April 30, 2019; liquidation preference of $540,000)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 24,439,478 and 19,860,625 shares issued and outstanding as of January 31, 2020 and April 30, 2019)	24,439	19,861
Additional paid-in capital	38,913,440	33,408,056
Accumulated deficit	(30,772,245)	(26,275,102)

Total stockholders’ equity	8,165,634	7,152,815

Total liabilities and stockholders’ equity	$8,339,025	$7,401,770

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	591,290	318,771	1,168,736	1,545,967
Exploration costs	62,810	737,164	1,201,559	2,503,277
Professional and consulting fees	407,115	476,604	1,873,501	1,644,607
General and administrative expenses	118,705	102,809	473,343	423,309
Loss (gain) from foreign currency transactions	611	-	(923)	-

Total operating expenses	1,180,531	1,635,348	4,716,216	6,117,160

Loss before benefit (provision) for income taxes	(1,180,531)	(1,635,348)	(4,716,216)	(6,117,160)

Benefit (provision) for income taxes	219,073	(438,145)	219,073	(438,145)

Net loss	(961,458)	(2,073,493)	(4,497,143)	(6,555,305)

Deemed dividend related to beneficial conversion feature of series F preferred stock	-	-	(2,022,712)	-

Net loss applicable to U.S. Gold Corp. common shareholders	$(961,458)	$(2,073,493)	$(6,519,855)	$(6,555,305)

Net Loss per common share, basic and diluted	$(0.04)	$(0.11)	$(0.29)	$(0.36)

Weighted average common shares outstanding - basic and diluted	24,013,495	18,757,263	22,247,149	18,173,054

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JANUARY 31, 2020 AND 2019

	Preferred Stock - Series F		Common Stock			Additional		Total
	$0.001 Par Value		$0.001 Par Value			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount		Capital	Deficit	Equity

Balance, May 1, 2019	-	$-	19,860,625	$19,861	#	$33,408,056	$(26,275,102)	$7,152,815

Issuance of preferred stock and warrants for cash, net of offering cost	1,250	1	-	-		2,401,201	-	2,401,202

Conversion of preferred stock into common stock	(616)	-	1,080,707	1,080		(1,080)	-	-

Issuance of common stock for services	-	-	21,534	21		24,979	-	25,000

Issuance of common stock for accrued services	-	-	10,684	11		12,489	-	12,500

Stock options granted for services	-	-	-	-		52,214	-	52,214

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-		52,682	-	52,682

Cancellation of common stock	-	-	(85,000)	(85)		85	-	-

Net loss	-	-	-	-		-	(1,308,599)	(1,308,599)

Balance, July 31, 2019	634	1	20,888,550	20,888	#	35,950,626	(27,583,701)	8,387,814

Conversion of preferred stock into common stock	(364)	(1)	638,596	639		(638)	-	-

Issuance of common stock in connection with the share exchange agreement	-	-	2,000,000	2,000		2,018,000	-	2,020,000

Stock options granted for services	-	-	-	-		52,213	-	52,213

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	335,000	335		392,763	-	393,098

Net loss	-	-	-	-		-	(2,227,086)	(2,227,086)

Balance, October 31, 2019	270	-	23,862,146	23,862	#	38,412,964	(29,810,787)	8,626,039

Issuance of common stock for services	-	-	503,609	503		418,195	-	418,698

Issuance of common stock for accrued services	-	-	17,936	18		14,385	-	14,403

Stock options granted for services	-	-	-	-		40,357	-	40,357

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	55,787	56		27,539	-	27,595

Net loss	-	-	-	-		-	(961,458)	(961,458)

Balance, January 31, 2020	270	$-	24,439,478	$24,439	#	$38,913,440	$(30,772,245)	$8,165,634

	Preferred Stock - Series F		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 1, 2018	-	$-	17,590,574	$17,591	$30,911,222	$(18,228,552)	$12,700,261

Issuance of common stock for services	-	-	19,319	19	76,489	-	76,508

Issuance of common stock for accrued services	-	-	9,191	9	12,491	-	12,500

Stock options granted for services	-	-	-	-	33,636	-	33,636

Net loss	-	-	-	-	-	(1,481,504)	(1,481,504)

Balance, July 31, 2018	-	-	17,619,084	17,619	31,033,838	(19,710,056)	11,341,401

Issuance of common stock for services	-	-	532,600	533	697,623	-	698,156

Stock options granted for services	-	-	-	-	57,874	-	57,874

Net loss	-	-	-	-	-	(3,000,308)	(3,000,308)

Balance, October 31, 2018	-	-	18,151,684	18,152	31,789,335	(22,710,364)	9,097,123

Issuance of common stock for cash, net of issuance costs	-	-	235,071	235	178,637	-	178,872

Issuance of common stock for salaries	-	-	91,268	91	99,909	-	100,000

Issuance of common stock for exploration expenses	-	-	199,159	199	183,027	-	183,226

Issuance of common stock for services	-	-	448,081	448	78,120	-	78,568

Stock options granted for services	-	-	-	-	114,216	-	114,216

Net loss	-	-	-	-	-	(2,073,493)	(2,073,493)

Balance, January 31, 2019	-	$-	19,125,263	$19,125	$32,443,244	$(24,783,857)	$7,678,512

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	January 31, 2020	January 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,497,143)	$(6,555,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,622	4,602
Accretion	6,666	4,854
Stock based compensation	1,061,857	1,333,574
Amortization of prepaid stock based expenses	145,210	183,226
Deferred income taxes	-	438,145
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(77,508)	244,542
Reclamation bond deposit	(16,109)	(254,019)
Accounts payable	(177,597)	(60,311)
Accounts payable - related parties	1,967	29,089
Accrued liabilities	(5,367)	-

NET CASH USED IN OPERATING ACTIVITIES	(3,551,402)	(4,631,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received in connection with the share exchange agreement	159,063	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	159,063	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock and warrants, net of issuance cost	2,401,202	-
Issuance of common stock, net of offering costs	-	178,872

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,401,202	178,872

NET DECREASE IN CASH	(991,137)	(4,452,731)

CASH - beginning of period	2,197,181	7,646,279

CASH - end of period	$1,206,044	$3,193,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Increase in asset retirement obligation	$-	$81,885
Issuance of common stock for accrued services	$26,903	$12,500
Deemed dividends - Series F preferred stock	$2,022,712	$-
Issuance of common stock in connection with the share exchange agreement	$2,020,000	$-
Assumption of liabilities in connection with the share exchange agreement	$125,670	$-
Increase in mineral properties in connection with the share exchange agreement	$1,986,607	$-
Issuance of common stock for prepaid services	$-	$174,616

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

On September 10, 2019, the Company, 2637262 Ontario Inc., a corporation incorporated under the laws of the Providence of Ontario (“NumberCo”), and all of the shareholders of NumberCo (the “NumberCo Shareholders”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which, among other things, the Company agreed to issue to the NumberCo Shareholders 2,000,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly-owned subsidiary of the Company (see Note 4).

Unless the context otherwise requires, all references herein to the “Company” refer to U.S. Gold Corp. and its consolidated subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of January 31, 2020. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2019, which are contained in the Form 10-K filed on July 26, 2019. The unaudited condensed consolidated balance sheet as of April 30, 2019 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results for the three- and nine-month periods ended January 31, 2020 are not necessarily indicative of the results to be expected for the year ending April 30, 2020.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

The effect of this reclassification on the line items within the Company’s consolidated financial statements as of July 31, 2019, was as follows:

	July 31, 2019 As Previously Reported	Reclassification	As Reclassified
Additional Paid-in Capital	$37,973,338	$(2,022,712)	$35,950,626
Accumulated Deficit	(29,606,413)	2,022,712	(27,583,701)
Total Equity	$8,387,814	$-	$8,387,814

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

At January 31, 2020 and April 30, 2019, the Company had no assets or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. No impairment of long-lived assets was recorded during the nine months ended January 31, 2020.

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

JANUARY 31, 2020

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

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. During the periods ended January 31, 2020 and April 30, 2019, the Company’s outstanding convertible preferred shares were accounted for as equity, with no liability recorded.

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

JANUARY 31, 2020

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

The bifurcation of the Company’s outstanding Series F Convertible Preferred shares during the three and nine months ended January 31, 2020 was $0 and $2,022,712, respectively, was accounted for as a deemed dividend to holders of the Series F Convertible Preferred shares for the respective quarterly periods and increased the net loss applicable to common shareholders.

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

JANUARY 31, 2020

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

The Unaudited Condensed Statements of Operations for the three- and nine-month periods ended January 31, 2020 include a tax refund of $219,073 under the Tax Cuts and Jobs Act of 2017 for carryovers of previously paid alternative minimum tax by Dataram Corporation. Receipt of this refund resulted in a difference in the statutory tax rate as compared to the effective tax rate for each of the three- and nine-month periods ended January 31, 2020.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will evaluate the impact of this standard on the Company’s financial statements prior to May 1, 2020, the beginning of the Company’s first fiscal year for which the standard will be in effect.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material effect on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an effect on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of January 31, 2020, the Company had cash of approximately $1.2 million, working capital of approximately $1.7 million, and an accumulated deficit of approximately $30.8 million. The Company had a net loss and cash used in operating activities of approximately $4.5 million and $3.6 million, respectively, during the nine-month period ended January 31, 2020. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of January 31, 2020, the Company had sufficient cash to fund its operations for approximately 6 months and expects that it will be required to raise additional funds to fund its operations thereafter. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

On June 19, 2019, the Company sold 1,250 Series F Preferred units for an aggregate purchase price of $2,500,000 (see Note 8), which the Company believes may not be indicative of the Company’s ability to raise additional funds for operations, due to a further downturn in equity markets for companies in its industry. There can be no assurance that the Company will be able to raise additional capital or if the terms will be favorable.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

Copper King Project

The Company owns the Copper King gold and copper development project (the “Copper King Project”), which is comprised of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases covering an area of approximately 1.8 square miles located in the Silver Crown Mining District of southeast Wyoming.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

The Company valued the shares of common stock at the fair value of $555,000 or $1.20 per share of common stock based on the contemporaneous sale of its preferred stock in a private placement at $0.10 per common share. The options were valued at $184,968. The options vested over a period of two years whereby 1/24 of the options vested and became exercisable each month for the 24 months following the closing of the acquisition. The options are non-forfeitable and are not subject to obligations or service requirements.

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

Gold Bar North Project

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and the Company’s wholly-owned subsidiary, U.S. Gold Acquisition Corporation, a Nevada corporation, pursuant to which Nevada Gold sold and U.S. Gold Acquisition Corporation purchased all rights, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada. The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479, which was paid in August 2017, and (b) 15,000 shares of common stock of the Company, which were issued in August 2017, valued at $35,850.

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

NumberCo owns all of the issued and outstanding shares of Orevada Metals Inc. (“Orevada”), a corporation under the laws of the state of Nevada. At the time of acquisition, the Company acquired from NumberCo cash of $159,063, and assumed liabilities consisting of accounts payable totaling $125,670. As a result, the Company acquired Orevada’s right to an option agreement dated in February 2019 (the “Option Agreement”). The Option Agreement grants Orevada the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing a $4.5 million in exploration and development expenditures (“Initial Earn-in”) and payment to Renaissance Exploration, Inc. (“Renaissance”), the grantor, of $250,000. Orevada may elect within 60 days after making the $250,000 payment, to increase its interest by an additional 20% (total interest of 70%) by producing a feasibility study by the end of the ninth year of the Option Agreement. One of the directors of the Company, Mr. Tim Janke, is also a director of Renaissance, a company which is not under common control.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

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

As of the dates presented, mineral properties consisted of the following:

	January 31, 2020	April 30, 2019
	(unaudited)
Copper King Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Gold Bar North Project	56,329	56,329
Maggie Creek Project	1,986,607	-
Total	$6,163,559	$4,176,952

NOTE 5 — PROPERTY

As of the dates presented, property consisted of the following:

	January 31, 2020	April 30, 2019
	(unaudited)
Site costs	$81,885	$81,885
Less: accumulated depreciation	(13,578)	(6,956)
Total	$68,307	$74,929

For the three months ended January 31, 2020 and 2019, depreciation expense amounted to $2,098 and $1,776, respectively. For the nine months ended January 31, 2020 and 2019, depreciation expense amounted to $6,622 and $4,602, respectively.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the Copper King Project and Keystone Project, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	January 31, 2020	January 31, 2019
	(unaudited)	(unaudited)
Balance, beginning of nine-month period	$88,746	$81,885
Addition and changes in estimates	-	-
Accretion expense	6,666	4,854
Balance, end of period	$95,412	$86,739

For the three months ended January 31, 2020 and 2019, accretion expense amounted to $2,335 and $2,133, respectively. For the nine months ended January 31, 2020 and 2019, accretion expense amounted to $6,666 and $4,854, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

Accounts payable to related parties as of January 31, 2020 and April 30, 2019 was $17,603 and $42,539, respectively, and was reflected as accounts payable – related party in the accompanying unaudited condensed consolidated balance sheets. The related party to which accounts were payable as of January 31, 2020 was the Chief Financial Officer, who was owed a total of $17,603 (includes $5,158 payable in shares of common stock). The related parties to which accounts were payable as of April 30, 2019 were the former Vice President-Head of Exploration, who was owed $12,500 payable in shares of common stock and the Chief Financial Officer, who was owed a total of $30,039 (includes $14,403 payable in shares of common stock). The amounts payable in shares of common stock to these two related parties were fully vested at the date of issuance.

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

JANUARY 31, 2020

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

JANUARY 31, 2020

Common Stock Issued for Accrued Services

On May 6, 2019, the Company paid an accrued service liability to its former Chief Geologist in the amount of $12,500 by issuing 10,684 shares of common stock at a price of $1.17 per share of common stock based on the quoted trading price on the date of grant. In connection with this issuance, the Company reduced accrued salaries by $12,500 during the nine months ended January 31, 2020.

On November 26, 2019, the Company paid an accrued service liability to its Chief Financial Officer in the amount of $14,403 and stock-based accounting fees of $3,881 by issuing 22,767 shares of restricted common stock at a price of $0.80 per share of common stock based on the quoted trading price on the date of grant. In connection with this issuance, the Company reduced accrued expenses by $14,403 and recorded stock-based accounting fees of $3,881 during the quarter ended January 31, 2020. The restricted common shares issued to this officer were fully vested at the date of issuance.

Common Stock Issued for Salaries

Between May 2019 and June 2019, the Company issued an aggregate of 21,534 shares of common stock to satisfy a stock payable to its former Chief Geologist for services rendered between May 2019 and June 2019. The shares were valued at $25,000 using a share price ranging from $1.03 to $1.33 on the dates of grant.

Common Stock Issued, Restricted Stock Awards, and RSUs Granted for Services

On September 30, 2018, the Company issued an aggregate of 1,000,000 shares of restricted stock to officers, directors, employees and consultants for services rendered. The shares vest 50% on the date of issuance and 50% on the one-year anniversary of the date of issuance. The 1,000,000 shares of restricted stock had a fair value of $990,000 and will be expensed over the vesting period. Additionally, on November 10, 2017, 12,000 shares of restricted stock that vest two years from issue date were issued to a director, and on February 20, 2018, 150,000 shares of restricted stock that vest ratably over 12 months were issued to a consultant, bringing the total of restricted shares issued to 1,162,000. During the three months ended July 31, 2019, the Company intended to cancel an aggregate of 85,000 unvested shares of the Company’s common stock due to termination of employee relationships; however, during the quarter ended October 31, 2019, prior to cancelation of the shares, and after consultations with these former employees and Company counsel, the Company changed its position relative to the 85,000 shares and declared them vested. As a result of the vesting, the Company recognized operating expenses of $84,150.

On September 18, 2019, the Compensation Committee of the Board of Directors awarded Edward Karr, the Company’s Chief Executive Officer, President and Director, 200,000 performance-based restricted stock units (“RSUs”), David Rector, the Company’s Chief Operating Officer, 75,000 performance-based RSUs and an employee of the Company 50,000 performance-based RSUs pursuant to respective restricted stock unit award agreements. The RSUs will vest upon the earlier to occur of (i) a Change in Control (as defined in the 2020 Plan), or (ii) a material discovery of a mineral deposit, as determined by the Compensation Committee of the Board of Directors in its sole discretion. The total 325,000 RSUs had a fair value of $334,750 or $1.03 per share based on the quoted trading price on the date of grant and will be expensed upon the occurrence of the vesting term.

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

On November 26, 2019, the Company issued 21,000 shares of restricted common stock to a consultant for investor relations-related services rendered. The 21,000 shares of common stock had a fair value of $18,297, or $0.87 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On November 26, 2019, the Company issued 37,037 shares of restricted stock to a consultant for services to be rendered. The shares vest over a six-month period. The 37,037 shares of restricted stock had a fair value of $29,848, or $0.81 per share, based on quoted trading price on the date of grant and will be expensed over the vesting period.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

On January 14, 2020, the Compensation Committee of the Board of Directors awarded an aggregate of 477,778 restricted common shares to Edward Karr, the Company’s Chief Executive Officer, and David Rector, the Company’s Chief Operating Officer as 2019 Executive Bonus Awards. The total 477,778 restricted common shares stock had a fair value of $396,520, or $0.83 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On January 6, 2020, the Compensation Committee of the Board of Directors awarded four directors of the Company an aggregate of 18,750 shares of restricted stock pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 18,750 shares of restricted stock had a fair value of $17,438, or $0.93 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

A total of $27,596 and $473,375, and $138,322 and $751,486, was expensed for the three and nine months ended January 31, 2020 and 2019, respectively. A balance of $354,649 remains to be expensed over future vesting periods.

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

Stock Options

A summary of the Company’s outstanding stock options as of January 31, 2020 and changes during the nine-month period then ended are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2019	1,456,458	$1.80	3.29
Granted	50,000	0.81	9.82
Exercised	—	—	—
Forfeited	(506,458)	2.44	—
Canceled	—	—	—
Balance at January 31, 2020	1,000,000	$1.43	3.11

Options exercisable at end of period	741,666	$1.46
Options expected to vest	258,334	$1.34
Weighted average fair value of options granted during the period		$—

As of January 31, 2020, the aggregate intrinsic value of options outstanding and exercisable was $0.

On November 26, 2019, the Company granted 50,000 options to purchase the Company’s common stock to the Company’s Chief Financial Officer. The options have a term of 10 years from the date of grant and are exercisable at an exercise price of $0.81. The options vest over 24 months at 2,083 options per month. The Company accounted for the 50,000 options by using a Black-Scholes option pricing model with the following assumptions: stock price of $0.81 per share (based on the quoted trading price on the dates of grant), volatility of 72%, expected term of 10 years, and a risk-free interest rate of 1.74%.

Stock-based compensation for stock options has been recorded in the unaudited condensed consolidated statements of operations and totaled $40,357 and $292,422 for the three months ended January 31, 2020 and 2019, respectively, and $144,785 and $304,119 for the nine months ended January 31, 2020 and 2019, respectively. A balance of $265,313 remains to be expensed over future vesting periods.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

Warrants

In relation to the issuance of the Series F Convertible Preferred Shares, the Company issued 2,193,750 Class A Warrants and 1,097,500 Class X Warrants. The fair value of the warrants was $2,022,712, as measured on the date of the issuance with a Black-Scholes pricing model using the assumptions noted in the following table:

Warrants Issued During the Nine Months Ended January 31, 2020
Expected volatility	46% - 74%
Stock price on date of grant	$1.14
Exercise price	$1.14
Expected dividends	-
Expected term (in years)	0.5 - 5
Risk-free rate	1.77% - 2.11%
Expected forfeiture rate	0%

Each Class A Warrant is exercisable to acquire one share of the Company’s common stock at an exercise price of $1.14 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. Each Class X Warrant was exercisable to acquire one share of the Company’s common stock and one Class Y Warrant at an exercise price of $1.14, for a period of six (6) months from the date of issuance. Each Class Y Warrant is exercisable to acquire one share of the Company’s common stock at an exercise price of $1.14 per share, commencing on the Initial Exercise Date and will expire on a date that is the five (5) year anniversary of the Initial Exercise Date.

A summary of the Company’s outstanding warrants to purchase shares of common stock as of January 31, 2020 and changes during the nine-month period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2019	1,702,359	$3.12	2.25
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at January 31, 2020	1,702,359	3.12	1.49
Class A Warrants:
Balance at April 30, 2019	—	—	—
Granted	2,193,750	1.14	5.00
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at January 31, 2020	2,193,750	1.14	4.46
Class X Warrants:
Balance at April 30, 2019	—	—	—
Granted	1,097,500	1.14	0.50
Exercised	—	—	—
Forfeited, with no financial effect	(1,097,500)	1.14	—
Canceled	—	—	—
Balance at January 31, 2020	-	-	-

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

Class Y Warrants:
Balance at April 30, 2019	—	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at January 31, 2020	—	—	—
Warrant Outstanding at January 31, 2020	3,896,109	$2.01	3.17

Warrants exercisable at end of period	3,896,109	$2.01
Weighted average fair value of warrants granted during the period		$0.52

As of January 31, 2020, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

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

	Three and Nine Months Ended January 31, 2020	Three and Nine Months Ended January 31, 2019
Common stock equivalents:
Preferred stock	473,684	-
Restricted stock units	349,691	524,500
Stock options	1,000,000	1,456,458
Stock warrants	3,896,109	1,702,359
Total	5,719,484	3,683,317

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

The Company’s rights to the Copper King Project arise under two State of Wyoming mineral leases; 1) State of Wyoming Mining Lease No. 0-40828, consisting of 640 acres, and 2) State of Wyoming Mining Lease No. 0-40858 consisting of 480 acres.

Lease 0-40828 was renewed in February 2013 for a second ten-year term and Lease 0-40858 was renewed for its second ten-year term in February 2014. Each lease requires an annual payment of $2.00 per acre. In connection with the Wyoming Mining Leases, the following production royalties must be paid to the State of Wyoming, although once the project is in operation, the Board of Land Commissioners has the authority to reduce the royalty payable to the State of Wyoming:

FOB Mine Value per Ton	Percentage Royalty
$00.00 to $50.00	5%
$50.01 to $100.00	7%
$100.01 to $150.00	9%
$150.01 and up	10%

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

The future minimum lease payments under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years. The Fiscal 2020 payment was made during the quarter ended January 31, 2020:

Fiscal 2021	$2,240
Fiscal 2022	2,240
Fiscal 2023	2,240
Fiscal 2024 and thereafter	960
$7,680

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

NOTE 11 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K filed with the Commission on July 26, 2019.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of January 31, 2020, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three- and nine-month periods ended January 31, 2020 and 2019, and our unaudited interim condensed consolidated cash flows for the nine-month periods ended January 31, 2020 and 2019. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

During the three-months ended January 31, 2020, we focused primarily on finalizing our 2019 drilling program at our Keystone Project and enhancing our understanding of that property through continuing analytics. In addition, we commenced an internal analysis of our newly acquired Maggie Creek exploration project. An overview of certain significant events follows:

●

On November 12, 2019, we announced the results of our 2019 Keystone exploration program, including the results of assays on hole KEY 19-05rc. Hole KEY19-05rc was drilled in a previously undrilled target area called Nina Skarn. The hole intersected thick, continuous gold mineralization and will be the focus of future Keystone follow-up exploration efforts.

●	On November 21, 2019, we announced a new Maggie Creek section on our website with a link to a Maggie Creek presentation.
●	On December 9, 2019, we announced the formation of a Strategic Advisory Board.

Recent Developments

On November 7, 2019, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between September 26, 2019, through November 6, 2019, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be given a compliance period of 180 calendar days, or until May 5, 2020 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting.

The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of The Nasdaq Capital Market. At our Annual Meeting of Stockholders held on September 18, 2019, our stockholders authorized management to enact a reverse split of our common stock of not less than 1-to-2 and not greater than 1-to-10 before September 18, 2020, in an effort to increase the trading price of our common stock. However, we cannot assure you that the reverse stock split, if implemented, will have the desired effect of proportionately raising our common stock price over the long term, or at all. The effect of a reverse stock split upon the market price of our common stock cannot be predicted with any certainty, and the history of similar stock splits for companies in similar circumstances is varied. Accordingly, we cannot assure you that the market price per share after the reverse stock split will exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time. The market price of our common stock may vary based on other factors unrelated to the number of shares outstanding, including our future performance.

Results of Operations

Three and nine months ended January 31, 2020 compared to the three and nine months ended January 31, 2019:

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three- and nine-month periods ended January 31, 2020 and 2019.

Operating Expenses

Total operating expenses for the nine months ended January 31, 2020 as compared to the nine months ended January 31, 2019, were approximately $4.7 million and $6.1 million, respectively. The approximate $1.4 million decrease in operating expenses for the nine months ended January 31, 2020 as compared to nine months ended January 31, 2019, is comprised of a decrease of approximately $377,000 in compensation as a result of a decrease in stock-based compensation due to a decrease in issuance of stock options and common stock issued to our officers and employees as compared to the prior period, a $1.3 million decrease in exploration expenses on our mineral properties due to a decrease in exploration activities and an increase in professional fees of approximately $229,000 due primarily to an increase in investor relations, legal fees and stock-based compensation to our board of directors and an overall increase in general and administrative expenses of approximately $50,000 due primarily to increases in insurance expense and travel and related expenses.

Total operating expenses for the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, were approximately $1.2 million and $1.6 million, respectively. The approximate $455,000 decrease in operating expenses for the three months ended January 31, 2020, as compared to three months ended January 31, 2019 is comprised of an increase of approximately $273,000 in compensation as a result of an increase in stock-based compensation due to the issuance of common stock issued to our officers as bonus equity awards and employees as compared to the prior comparable period, a decrease of approximately $674,000 in exploration expenses on our mineral properties due to a decrease in exploration activities, a decrease of approximately $69,000 in professional fees due primarily to a decrease in legal fees, and an increase of approximately $16,000 in general and administrative expenses.

Loss from Operations

We reported loss from operations before tax of approximately $4.7 million and $6.1 million for the nine months ended January 31, 2020 and 2019, respectively. We reported loss from operations before tax of approximately $1.2 million and $1.6 million for the three months ended January 31, 2020 and 2019, respectively.

Net Loss

As a result of the operating expense with no revenues discussed above, we reported a net loss of approximately $4.5 million for the nine months ended January 31, 2020, as compared to a net loss of $6.6 million for the nine months ended January 31, 2019. We reported a net loss of approximately $961,000 for the three months ended January 31, 2020, as compared to a net loss of $2.1 million for the three months ended January 31, 2019.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2020 compared to April 30, 2019, and the increase between those periods:

	January 31, 2020	April 30, 2019	Increase (Decrease)
Current Assets	$1,751,603	$2,810,442	$(1,058,839)
Current Liabilities	$77,979	$160,209	$(82,230)
Working Capital	$1,673,624	$2,650,233	$(976,609)

As of January 31, 2020, we had working capital of $1,673,624, as compared to working capital of $2,650,233 as of April 30, 2019, a decrease of $976,609. During the nine months ended January 31, 2020, we received net proceeds of approximately $2.4 million from the issuance of preferred stock and warrants. We used the proceeds primarily to fund operations during the nine months ended January 31, 2020.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the nine months ended January 31, 2020 and 2019, we incurred losses in the amounts of approximately $4.5 million and $6.6 million, respectively. As of January 31, 2020, we had cash of approximately $1.2 million. The Company has sufficient cash to fund its operations for approximately 6 months and will be required to raise additional funds. There can be no assurance that the Company will be able to raise additional capital or if the terms will be favorable. The Company has generated no revenues in the reported periods and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.

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

Management is monitoring the effects of the current health and business risks related to the Coronavirus, also known as COVID-19. We have revised and amended our Risk Factors below to disclose the unknown and unquantifiable risks to the Company from this or other similar risks.

Cash Used in Operating Activities

Net cash used in operating activities totaled $3.6 million and $4.6 million for the nine months ended January 31, 2020 and 2019, respectively. Net loss for the nine months ended January 31, 2020 and 2019 totaled approximately $4.5 million and $6.6 million, respectively. Additionally, we expensed approximately $1.1 million in stock-based compensation for options and shares issued to employees and consultants during the nine months ended January 31, 2020. Net changes in operating assets and liabilities are primarily due to net increases in reclamation of bond deposits of approximately $16,000, $78,000 in prepaid expenses, and $2,000 in accounts payable to related parties. These net increases were partially offset by a net decrease in accounts payable of approximately $178,000 and accrued liabilities of approximately $5,000 in the nine months ended January 31, 2020.

Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $159,000 for the nine months ended January 31, 2020 due to cash received in connection with a share exchange agreement, as compared to no such investing activities during the nine months ended January 31, 2019.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $2.4 million, net of issuance costs, for the nine months ended January 31, 2020 due to the issuance of Series F Preferred Stock and warrants as compared to no issuances of preferred stock or warrants during the nine months ended January 31, 2019. Net cash of approximately $179,000, net of offering costs, was provided by issuance of common stock during the nine months ended January 31, 2019.

Off-Balance Sheet Arrangements

As of January 31, 2020, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the our President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Exchange Act). Based on that evaluation, the President and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

While present in our design of internal controls, our internal controls over financial reporting and disclosure are not written; however, the operation of many controls are in place and are applied on a consistent basis. Company personnel perform controls standard to: 1) approve all Company expenditures, 2) approve and sign contractual obligations, 3) reconcile bank accounts and other general ledger accounts, and 4) many other similar rudimentary controls applied as best practice. However, we have concluded that due to the Company’s small size and limited personnel available to perform control functions, the Company is precluded from applying adequate segregation of duties in financial transactions. These are material weaknesses common to companies of similar size and staffing in our industry. We expect these material weakness conditions to continue for the foreseeable future, or until significant Company growth results in additional personnel to perform financial functions.

Changes in Internal Control Over Financial Reporting

During the three months ended January 31, 2020, management determined that a delay of its program for compliance with the Sarbanes-Oxley Act of 2002 was necessary to conserve cash in our current financial condition. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, management has determined that for the sake of transparency and conservancy, it cannot state that internal controls over financial reporting are effective at this time.

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

Our activities may be adversely affected by unforeseeable and unquantifiable health risks, such as Coronavirus, whether those effects are local, nationwide or global. Matters outside our control may prevent us from executing on our exploration programs, limit travel of Company representatives, adversely affect the health and welfare of Company personnel or prevent important vendors and contractors from performing normal and contracted activities.

While we do not have operations in countries currently identified as high-risk areas for illness or pandemic, such as Coronavirus (COVID-19), the risks to the Company related to contagious disease, or policies implemented by governments to protect against the spread of a disease, are unforeseeable and unquantifiable by us. We, or our people, investors, contractors or stakeholders, may be prevented from free cross-border travel or normal attendance to activities in conducting Company business at trade shows, presentations, meetings or other activities meant to promote or execute our business strategy and transactions. We may be prevented from receiving goods or services from contractors. Decisions beyond our control, such as canceled events, restricted travel, barriers to entry or other factors may affect our ability to accomplish drilling programs, technical analysis of completed exploration actions, equity raising activities, and other needs that would normally be accomplished without such limitations.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set forth below, there were no sales of unregistered securities during the quarter ended January 31, 2020 that were not previously reported on a Current Report on Form 8-K. None of the following transactions involved any underwriters, underwriting discounts or commissions. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access sufficient information about us to make an informed investment decision. The sales of these securities were made without any general solicitation or advertising. Each of the issuances set forth below was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended January 31, 2020, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit No	Description

2.1#	Agreement and Plan of Merger dated June 13, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 13, 2016.

2.2#	Amended and Restated Agreement and Plan of Merger dated July 29, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 2, 2016.

2.3#	Second Amended and Restated Agreement and Plan of Merger dated September 14, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 15, 2016.

2.4#	Third Amended and Restated Agreement and Plan of Merger dated November 28, 2016 by and between Dataram Corporation, Dataram Acquisition Sub, Inc., U.S. Gold Corp. and Copper King LLC. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 29, 2016.

2.5#	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017. Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Certificate of Designations of 0% Series F Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.

4.1	Form of Class X Warrant Certificate. Incorporated by reference from Exhibit 4.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.

4.2	Form of Class Y Warrant Certificate. Incorporated by reference from Exhibit 4.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.

4.3	Form of Class A Warrant Certificate. Incorporated by reference from Exhibit 4.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2019.

10.1	Share Exchange Agreement, dated September 10, 2019, by and among the Company, 2637262 Ontario Inc. and all of the shareholders of 2637262 Ontario Inc. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2019.

10.2	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

10.3	Restricted Stock Unit Award Agreement, dated as of September 18, 2019, by and between Edward Karr and U.S. Gold Corp. Incorporated by reference from Exhibit 10.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

10.4	Restricted Stock Unit Award Agreement, dated as of September 18, 2019, by and between David Rector and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

10.5	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on December 16, 2019.

10.6	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.6 to Form 10-Q filed with the Securities and Exchange Commission on December 16, 2019.

10.7	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.7 to Form 10-Q filed with the Securities and Exchange Commission on December 16, 2019.

31(a)	Rule 13a-14(a) Certification of Edward M. Karr.

31(b)	Rule 13a-14(a) Certification of Ted R. Sharp.

32(a)	Section 1350 Certification of Edward M. Karr (furnished not filed).

32(b)	Section 1350 Certification of Ted R. Sharp (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. U.S. Gold Corp. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: March 12, 2020	By:	/s/ Edward M. Karr
Edward M. Karr
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2020	By:	/s/ Ted R. Sharp
Ted R. Sharp
Principal Financial and Accounting Officer

