Form 10-K
period 2020-04-30
U.S. GOLD CORP.
filed 2020-07-13
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2020
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-08266

U.S. GOLD CORP

(Exact Name of Registrant as Specified in its Charter)

Nevada	22-1831409
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 East Idaho Street, Suite 102-Box 604
Elko, NV	89801
(Address of Principal Executive Offices)	(Zip Code)

(800) 557-4550

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	USAU	NASDAQ Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X]

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X] Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

As of October 31, 2019, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $17,082,567. This figure is based on the closing sale price of $7.96 per share of the Registrant’s common stock on October 31, 2019.

Number of shares of Common Stock outstanding as of July 13, 2020: 2,919,867

U.S. GOLD CORP

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

●	our plans to conduct geologic surveys and determine the scope of our drilling program during our fiscal year ended April 30, 2021,
●	the impact of COVID-19 on our business and exploration activities,
●	our ability to maintain compliance with the NASDAQ Capital Market’s (the “NASDAQ”) listing standards,
●	the conclusions of additional exploration programs and related studies,
●	expectations and the timing and budget for exploration and future exploration of our properties,
●	our planned expenditures during our fiscal year ended April 30, 2021 and future periods,
●	our estimates of the cost of future permitting changes and additional bonding requirements,
●	future exploration plans and expectations related to our properties,
●	our ability to fund our business with our current cash reserves based on our currently planned activities,
●	our expected cash needs and the availability and plans with respect to future financing,
●	statements concerning our financial condition,
●	our anticipation of future environmental and regulatory impacts,
●	our business and operating strategies, and
●	statements related to operating and legal risks.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in the Risk Factors in Item 1A of this Annual Report.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Annual Report on Form 10-K.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this Annual Report on Form 10-K are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

We are required to comply with the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 under the United States Securities Act of 1933, as amended (the “Securities Act”), with respect to disclosures related to our mineral properties. The terms “mineralized material”, “mineralization” or similar terms as used in this Annual Report on Form 10-K do not indicate “reserves” by SEC Industry Guide 7 standards. We cannot be certain that any part of mineralized material or mineralization will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

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

Effective as of 5:00 pm Eastern Time on March 19, 2020, the Company filed an amendment to the Articles of Incorporation to effect a reverse stock split of the issued and outstanding shares of its common stock, par value $0.001 per share, at a ratio of one share for ten shares. All share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the reverse stock split.

Recent Developments

COVID-19 Developments

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other countries. On March 12, 2020, the WHO declared COVID-19 to be a global pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on the Company’s ability to access capital, on the Company’s business, results of operations and financial condition, and on the market price of its common stock.

The Company, or its people, investors, contractors or stakeholders, has been prevented from free cross-border travel or normal attendance to activities in conducting its business at trade shows, presentations, meetings or other activities meant to promote or execute its business strategy and transactions. The Company has been prevented from receiving goods or services from contractors. Decisions beyond the Company’s control, such as canceled events, restricted travel, barriers to entry or other factors have affected or may affect its ability to accomplish drilling programs, technical analysis of completed exploration actions, equity raising activities, and other needs that would normally be accomplished without such limitations. Furthermore, the Company’s exploration activities rely heavily on outside contracts. The COVID-19 pandemic has caused disruptions in travel and accessing our exploration properties with contractors. There can be no assurance travel and property access will resume in the near future.

Moreover, the COVID-19 pandemic has made and continues to make indeterminable adverse effects on general commercial activity and the world economy, and the Company’s business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

The Company does not yet know the full extent of potential delays or impact on its business, its relationship with its business partners, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the Company’s other business operations.

4

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of July 13, 2020 for each of our subsidiaries is set out below.

Corporate Address

The current address, telephone number of our offices are:

U.S. Gold Corp.

1910 E. Idaho Street, Suite 102-Box 604

Elko, NV 89801

(800) 557-4550

We make available, free of charge, on or through our website, at https://www.usgoldcorp.gold, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended, and other information. Our website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this annual report on Form 10-K. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Employees

As of April 30, 2020, we had 3 full-time employees and no part-time employees. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

OUR MINERAL PROPERTIES AND PROJECTS

Copper King Project, Wyoming

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

6

WYOMING
Red Lodge
Sheridan
Cody
Gillette
Casper
Douglas
Great Divide Basin
Muddy Gap
Shirley Basin
Wheatland
Green River
Rock Springs
Creston
Saratoga
Laramie
Evanston
Lyman
Cheyenne
Copper King Project
Columbine
Thunder Basin National Grassland
Lost Cabin
Thermopolis
Worland
Basin
Buffalo
Wind River I.R.
Lander
Pinedale
Afton
0
45
90 Miles
0
0.5
1 Miles

Mine Development Associates

U.S. Gold Corp.
Copper King Location Map

Figure 1 – Copper King Project Location and Boundaries

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

Lease 0-40828 was renewed by Wyoming Gold in February 2013 for a second ten-year term and Lease 0-40858 was renewed by Wyoming Gold for its second ten-year term in February 2014. Each lease requires an annual payment of $2.00 per acre. These leases were assigned to us on June 23, 2014.

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

Geological Summary of the Copper King Project

The Copper King Project is underlain by Proterozoic rocks that make up the southern end of the Precambrian core of the Laramie Range. Metavolcanic and metasedimentary rocks of amphibolite-grade metamorphism are intruded by the 1.4-billion-year-old Sherman Granite and related felsic rocks. Within the project area, foliated granodiorite is intruded by aplitic quartz monzonite dikes, thin mafic dikes and younger pegmatite dikes. Shear zones with cataclastic foliation striking N60°E to N60°W are found in the southern part of the Silver Crown district, including at Copper King. The granodiorite typically shows potassium enrichment, particularly near contacts with quartz monzonite. Copper and gold mineralization occur primarily in unfoliated to mylonitic granodiorite. The mineralization is associated with a N60°W-trending shear zone and disseminated and stockwork gold-copper deposits in the intrusive rocks. Some authors have categorized it as a Proterozoic porphyry gold-copper deposit. Hydrothermal alteration is overprinted on retrograde greenschist alteration and includes a central zone of silicification, followed outward by a narrow potassic zone, surrounded by propylitic alteration. Higher-grade mineralization occurs within a central core of thin quartz veining and stockwork mineralization that is surrounded by a zone of lower-grade disseminated mineralization. Disseminated sulfides and native copper with stockwork malachite and chrysocolla are present at the surface, and chalcopyrite, pyrite, minor bornite, primary chalcocite, pyrrhotite, and native copper are present at depth. Gold occurs as free gold.

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

We plan to use this new digital exploration model to assist with a future potential exploration drilling program that we believe could provide an opportunity to discover additional prospective ore extensions. We also plan to further explore for and characterize the high-grade target zones of mineralization within the deposit. We have reviewed the conclusions from the Datamine exploration model and have developed additional exploration programs based upon the results. We are also re-examining all existing regional exploration data for the purpose of identifying additional new target opportunities in the vicinity of Copper King.

For fiscal 2020, the majority of our efforts focused on advancing the Copper King project further towards an eventual production decision. This work of advancement will continue in our fiscal 2021. Multiple outside contractors are being consulted with for additional metallurgical, environmental, baseline and hydrological studies.

On March 24, 2020 U.S. Gold Corp. announced that it had internally updated the economics of the Copper King deposit to reflect the recent rise in gold prices. Mine Development Associates’ (MDA) Preliminary Economic Assessment (PEA), dated December 5, 2017 which was based upon $1275 gold and $2.80 copper prices.

Gold prices have risen substantially since the Copper King PEA was published. U.S. Gold Corp. used $1600 gold and $2.80 copper for its internally updated economic calculation, which was completed in early March 2020. Highlights of the updated internal calculations show:

Investment Highlights based on the PEA

Cautionary Statement: The preparation of a PEA of necessity involves estimates of many variables, such as precious metal and commodity prices, extraction and production costs, discount rates, inflation rates, assay rates, and many others. By their very nature, the results of a PEA are inherently estimations themselves. Due to the number of estimates involved, and the resulting estimations of the PEA, we cannot assure that the numbers presented below would represent actual results.

●	At $1,600 per ounce of gold and $2.80 per pound of copper, based on preliminary data, Copper King is projected to generate Pre-Tax Cash Flow of $510.54 million

●	The Net Present Value (NPV), based on preliminary data, at a 5% discount rate, is projected to be $321.6 million

●	The Pre-Tax Internal Rate of Return (IRR) based on preliminary data, is projected to be 52%

●	At $1,600 per ounce of gold, Copper King deposit economics are 80% gold and 20% copper

Copper King Quality Control Procedures for Drilling, Sampling and Assaying

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

Specifically, drilling carried out in 2017 and 2018 by AK Drilling of Butte, Montana using a reverse circulation (“RC”) drill rig, followed industry standards. RC cuttings were run through a rotary splitter on the drill as drilling advanced, which is industry standard, and a representative sample collected from the discharge point of the splitter. Chip samples were bagged and labeled by the drillers and then shipped to Bureau Veritas Mineral Laboratories (“BV Labs”) in Sparks, NV for analysis. BV Labs crushed, split and pulverized 250g of rock to 200 mesh and fire assayed the samples. Assay certificates were received, analyzed, summarized and reported by our geologic team. As standard practice, certified blanks and standards were inserted into the sample stream at the lab on regular intervals, by us and BV Labs. As assay results were received the analyzed assay values for given blanks or standards were visually compared to the expected assay values, and if they fell within the expected range of deviation as provided by the blank-standard provider, they were considered “passed” and the assay results can be relied upon. If the analyzed results did not fall within the expected range of deviation, the blank or standard was considered “failed” and BV Labs was asked to re-run the blank or standard for gold fire-assay, along with the preceding two drill hole samples and the two proceeding the failed blank or standard. When re-run assay results were received, they were compared with the original results and deemed acceptable or not. All results to date have met our acceptability using the above-mentioned protocols.

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
T24N R48 ½ E
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

The federal claim maintenance fees are prospective and are paid for the ensuing assessment year. For example, payments made in August 2019 relate to the 2019-2020 assessment year running from September 1, 2019 to September 1, 2020. By comparison, the Nevada filings are retrospective, describing the assessment year just ended or about to end.

Congress has extended the claim maintenance requirements indefinitely. It will therefore be necessary for us to perform the following acts in order to maintain the claims in 2019-2020 and each year thereafter: (1) on or before September 1 of each year, we must pay a maintenance fee of $165.00 per claim to the Nevada BLM, and (2) on or before November 1 of each year we must record an Affidavit and Notice of Intent to Hold in Eureka County.

We acquired the mining claims comprising the Keystone Project on May 27, 2016 from Nevada Gold Ventures, LLC and Americas Gold Exploration, Inc. (“Americas Gold”). Some of the Keystone claims are subject to pre-existing net smelter royalty (“NSR”) obligations. In addition, Nevada Gold Ventures, LLC retained additional NSR rights of 0.5% with regard to certain claims and 3.5% with regard to certain other claims. The unpatented mining claims comprising the Keystone Project, with applicable NSR obligations, are as follows:

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

Under the terms of the Purchase and Sale Agreement, we may buy down 1% of the NSR owed to Nevada Gold Ventures LLC at any time through the fifth anniversary of the closing date for $2,000,000. In addition, we may buy down an additional 1% of the NSR owed to Nevada Gold Ventures, LLC anytime through the eighth anniversary of the closing date for $5,000,000. At April 30, 2020, we have not bought down any portion of the NSR. The decision to make a buy down payment would be driven by our progress in identifying an economic mineral resource, coupled with financial factors, such as available cash or an expressed interest by larger producing companies to enter into joint ventures or development arrangements. We are not in a position to make such a buy down payment at this time.

History of Prior Operations and Exploration on the Keystone Project

No comprehensive, modern-era, model-driven exploration has ever been conducted on the Keystone Project. Newmont drilled 6 holes in the old base metal and silver Keystone mine area in 1967 and encountered low grade (+/- 0.02 opt) gold intercepts. Chevron staked the property in 1981-1983 and drilled 27 shallow drill holes, continued by an agreement with USMX that drilled an additional 19 shallow holes; significant amounts of low grade and anomalous gold were intersected, but results were considered uneconomic, and the project was dropped. In 1988 and 1989, Phelps Dodge acquired a southern portion of the district and drilled 6 holes, one of which contained gold mineralization in its total depth, and was subsequently deepened in 1990 resulting in over 200’ of low-grade gold mineralization. About this time Coral Resources acquired a northern portion of the property and drilled 21 shallow holes to follow-up previous drill intercepts. 1995-1997, Golden Glacier, a junior company, acquired the north end of the district, and Uranerz a portion of the southern area; 6 holes were drilled in the north and only 2 holes in the south, respectively. The entire district was dropped by all parties.

In 2004, with the discovery of Cortez Hills and escalating gold prices, Nevada Pacific Gold, Great American Minerals (Don McDowell), and Tone Resources (Dave Mathewson) competed in claim staking the entire district. Subsequently, Don McDowell, founder of Great American Minerals approached Placer Dome (prior to Barrick acquisition) who discovered Pipeline and Cortez Hills, and who correctly recognized the Keystone district potential. Placer Dome entered into separate joint venture agreements with Nevada Pacific and Great American. The following year Barrick Gold bought Placer Dome and dropped all Placer Dome’s Nevada exploration projects and joint ventures, including Keystone. In 2006, Nevada Pacific and Tone were purchased by McEwen Mining. McEwen Mining, drilled 35 holes mostly near the north end of the district; targeting the range front pediment and the historic Keystone Mine. McEwen Mining dropped their Keystone claims and quit claimed them to Dave Mathewson and NV Gold Ventures. NV Gold Ventures and American Gold staked their own additional claims in the district. This expanded group of claims was acquired in the original Keystone Purchase Agreement. We have staked additional claims in the district, such as Potato Canyon, since acquiring the project.

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

Keystone Exploration Activities for the twelve months ended April 30, 2020

We engage in exploration activities throughout each fiscal period to advance our mineral properties.

Keystone Plan of Operations (POO) Approval and Fall 2018 Drill program

On September 7, 2018 the U.S. Federal Government’s Department of the Interior, BLM approved the previously filed Environmental Assessment (EA) and Plan of Operations (POO) for our Keystone Project on Nevada’s Cortez Gold Trend. The POO was subject to additional oversight and approval from the Nevada Department of Environmental Protection (NDEP), which was received at the end of October 2018. Exploration related disturbance and reclamation bonding is possible in multiple phases of up to 50 acres each up to a total of 200 acres. On October 10, 2018, we received a letter from the BLM giving notice to proceed with our previously filed 2018 exploration plan. In September 2018, we advanced an additional reclamation bond payment of $319,553 for the first 50-acre disturbance. Total reclamation bond balance on the Keystone project total $355,347. After receiving all final permits and sign offs for road work, drill pad and surface disturbance, in November 2018, we commenced our Autumn 2018 drilling program at Keystone.

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

On July 8, 2019, U.S. Gold Corp. announced that two new technical updates for the Keystone Project have been uploaded to their website. An updated Keystone Technical Presentation analysis is a follow up to the previous December 2017 Keystone Technical Presentation.

In addition, U.S. Gold Corp. announced it received an updated report from Thomas Chapin. Tom has been U.S. Gold Corp.’s Senior Consulting Geologist and has worked diligently over the last 3 years mapping the entire Keystone district.

2019 Drill Program at Keystone Property, NV

On June 6, 2019, we announced the commencement of the 2019 drilling program at the Keystone Project. The program was designed to test several drill targets in areas previously inaccessible with a drill because of permitting limitations and follow up on encouraging results from late 2018 drilling. Identification and qualification of these targets has been in progress since the onset of the exploration program almost 4 years ago. This targeting effort has included iterative detailed gravity surveys, detailed geological mapping and associated prospecting, rock sampling and detailed gridded soil surveys, in addition to prior scout hole drilling. 2016-2018 scout-type drill holes, comprised of 34 individual holes drilled from 15 total drill sites, have importantly added to the knowledge of, and geological understandings of the permissive lithologies and favorable stratigraphy of the project. Scout drilling encountered thick sections of permissive host rocks, including Comus, Horse Canyon, Wenban, and Roberts Mountains Formations (similar host rock packages to the sizeable deposits at the north of the Cortez Trend), hosting anomalous to multiple gram gold intervals associated with very anomalous and thick intervals of pathfinder metals. The 2019 drilling program provided a first test to some of the most compelling targets on the Keystone project.

On November 12, 2019, U.S. Gold Corp. announced results of its 2019 drilling program and receipt of all the drill-hole assay results from the 20 square mile Keystone project, in Nevada’s Cortez Trend. This program was comprised of six reverse circulation target assessment holes, and one core hole to follow up on the encouraging results from last year in hole Key18-09rc. The seven holes comprise a total of 13,177 feet (4,016 m), testing specific drill targets within four target areas, including the Sophia, Tip Top, Sophia South and Nina Skarn target areas (see the map below).

N
D
U
Key19-03rc
Tip Top
Key19-02rc
Nina Skarn
Key19-05rc
Key19-06rc
Key19-01c
Key19-07rc
Sophia
Key19-04rc
Sophia South
Previous USAU Drillholes
2019 Phase One Drillholes
0 km
1 km
2 km

Five of the seven holes intersected significant gold assays, highlighted by Key19-05rc, the first ever drill-hole test of the Nina Skarn target, a +700m long coincident gold-bismuth-tellurium rock and soil anomaly defined by surface sampling in 2018. Key19-05rc encountered two thick intervals of strong, mostly oxide gold mineralization: 67.06m of 0.194 gpt from 12.2m and 76.2m of 0.224 gpt from 150.9m (see the photo below).

Of note, anomalous gold mineralization is present throughout the entire thickness of skarn altered Upper and Lower Plate rocks drilled, from surface to 414.5m. Cyanide solubility assays were run on selected intervals and demonstrate as much as 90% of the contained gold is cyanide soluble within one hour, suggesting this style of mineralization is amenable to cyanide extraction. Detailed intercepts for Key19-05rc are given below in Table 1. The entire assay sequence of the hole, including visual metallurgical and cyanide soluble characteristics, is attached below to better illustrate grade continuity (see link below: Figure 4: Key19-05rc Gold Assays and Metallurgical Characteristics), along with a cross section of the drill-hole (see link below: Figure 5: Key19-05rc Cross-section). True thicknesses are unknown at this time.

The potential to expand upon mineralization encountered in Key19-05rc along the +700m Nina Skarn anomaly is good, with overall additional potential for 2km strike-length along the Walti stock contact. To the north of Nina Skarn, near the old Keystone mine, rock chip samples of skarn with +27 gpt Au assays are present, and to the south of Key19-05rc, 6m of 1.13 gpt Au was encountered last year in Key18-09rc, hosted in Comus skarn. See the attached figure below, which illustrates these points and surface Au-Bi-Te anomalies relative to Key19-05rc (Figure 6. Gold Skarn Potential Areas of Keystone).

Key19-05rc	From (m)	To (m)	Length (m)	Au intercept (gpt)
	12.2	77.7	67.06	0.194
Including	12.2	19.8	9.14	0.333
and	36.6	65.5	30.48	0.273
	150.9	225.6	76.2	0.224
including	150.9	175.3	25.91	0.167
and	182.9	207.3	25.91	0.408
including	187.5	198.1	12.2	0.706

Table 1. Key19-05rc Gold Intercepts

Figure 4. Key19-05rc Gold Assays and Metallurgical Characteristics

Hole	From (ft)	To (ft)	From (m)	To (m)	FA430 Au ppm Au g/tonne	Cyanide Solubility Au ppm	Au g/tonne = Au gpt <0.005 ppm Au entered as 0.0025 ppm Intercepts g/tonne	Oxide Sulfide	Percent (%) 1 hr Cyanide Soluble Au
Key19-05rc	0	5	0.0	1.5	0.044				
Key19-05rc	5	10	1.5	3.0	0.024				
Key19-05rc	10	15	3.0	4.6	0.037				
Key19-05rc	15	20	4.6	6.1	0.017				
Key19-05rc	20	25	6.1	7.6	0.015				
Key19-05rc	25	30	7.6	9.1	0.022				
Key19-05rc	30	35	9.1	10.7	0.035				
Key19-05rc	35	40	10.7	12.2	0.035				
Key19-05rc	40	45	12.2	13.7	1.361	0.830			61.0%
Key19-05rc	45	50	13.7	15.2	0.145	0.100			69.0%
Key19-05rc	50	55	15.2	16.8	0.094	0.070	9.14m @ 0.333 gpt		74.5%
Key19-05rc	55	60	16.8	18.3	0.167	0.100			59.9%
Key19-05rc	60	65	18.3	19.8	0.121	0.080			66.1%
Key19-05rc	65	70	19.8	21.3	0.111	0.070			63.1%
Key19-05rc	70	75	21.3	22.9	0.069				
Key19-05rc	75	80	22.9	24.4	0.04				
Key19-05rc	80	85	24.4	25.9	0.091				
Key19-05rc	85	90	25.9	27.4	0.044			Oxide	
Key19-05rc	90	95	27.4	29.0	0.039				
Key19-05rc	95	100	29.0	30.5	0.029				
Key19-05rc	100	105	30.5	32.0	0.056				
Key19-05rc	105	110	32.0	33.5	0.057				
Key19-05rc	110	115	33.5	35.1	0.047				
Key19-05rc	115	120	35.1	36.6	0.049				
Key19-05rc	120	125	36.6	38.1	0.392	0.310			79.1%
Key19-05rc	125	130	38.1	39.6	0.233	0.150			64.4%
Key19-05rc	130	135	39.6	41.1	0.205	0.170			82.9%
Key19-05rc	135	140	41.1	42.7	0.336	0.260			77.4%
Key19-05rc	140	145	42.7	44.2	0.137	0.100			73.0%
Key19-05rc	145	150	44.2	45.7	0.242	0.220	67.06m @ 0.194 gpt		90.9%
Key19-05rc	150	155	45.7	47.2	0.267	0.210			78.7%
Key19-05rc	155	160	47.2	48.8	0.325	0.270			83.1%
Key19-05rc	160	165	48.8	50.3	0.194	0.120			61.9%
Key19-05rc	165	170	50.3	51.8	0.967	0.590	30.48m @ 0.273 gpt		61.0%
Key19-05rc	170	175	51.8	53.3	0.339	0.180			53.1%
Key19-05rc	175	180	53.3	54.9	0.119	0.090			75.6%
Key19-05rc	180	185	54.9	56.4	0.135	0.090			66.7%
Key19-05rc	185	190	56.4	57.9	0.127	0.100			78.7%
Key19-05rc	190	195	57.9	59.4	0.211	0.160			75.8%
Key19-05rc	195	200	59.4	61.0	0.318	0.220			69.2%
Key19-05rc	200	205	61.0	62.5	0.505	0.170			33.7%
Key19-05rc	205	210	62.5	64.0	0.157	0.140			89.2%
Key19-05rc	210	215	64.0	65.5	0.082	0.040		Sulfide	48.8%
Key19-05rc	215	220	65.5	67.1	0.161	<0.03			
Key19-05rc	220	225	67.1	68.6	0.04				
Key19-05rc	225	230	68.6	70.1	0.015				
Key19-05rc	230	235	70.1	71.6	0.017				
Key19-05rc	235	240	71.6	73.2	0.021				
Key19-05rc	240	245	73.2	74.7	0.024				
Key19-05rc	245	250	74.7	76.2	0.038				
Key19-05rc	250	255	76.2	77.7	0.225				
Key19-05rc	255	260	77.7	79.2	0.163				
Key19-05rc	260	265	79.2	80.8	0.078				
Key19-05rc	265	270	80.8	82.3	0.066				
Key19-05rc	270	275	82.3	83.8	0.037				
Key19-05rc	275	280	83.8	85.3	0.026				
Key19-05rc	280	285	85.3	86.9	0.025				
Key19-05rc	285	290	86.9	88.4	0.023				
Key19-05rc	290	295	88.4	89.9	0.012				
Key19-05rc	295	300	89.9	91.4	0.011				
Key19-05rc	300	305	91.4	93.0	0.015			Oxide	
Key19-05rc	305	310	93.0	94.5	0.02				
Key19-05rc	310	315	94.5	96.0	0.052				
Key19-05rc	315	320	96.0	97.5	0.038				
Key19-05rc	320	325	97.5	99.1	0.038				
Key19-05rc	325	330	99.1	100.6	0.032				
Key19-05rc	330	335	100.6	102.1	0.011				
Key19-05rc	335	340	102.1	103.6	0.024				
Key19-05rc	340	345	103.6	105.2	0.038				
Key19-05rc	345	350	105.2	106.7	0.071				
Key19-05rc	350	355	106.7	108.2	0.076				
Key19-05rc	355	360	108.2	109.7	0.027				
Key19-05rc	360	365	109.7	111.3	0.008

Key19-05rc	365	370	111.3	112.8	0.008							
Key19-05rc	370	375	112.8	114.3	0.02							
Key19-05rc	375	380	114.3	115.8	0.02						Sulfide	
Key19-05rc	380	385	115.8	117.3	0.017							
Key19-05rc	385	390	117.3	118.9	0.027							
Key19-05rc	390	395	118.9	120.4	0.073							
Key19-05rc	395	400	120.4	121.9	0.069							
Key19-05rc	400	405	121.9	123.4	0.043							
Key19-05rc	405	410	123.4	125.0	0.025							
Key19-05rc	410	415	125.0	126.5	0.025							
Key19-05rc	415	420	126.5	128.0	0.026							
Key19-05rc	420	425	128.0	129.5	0.018						Oxide	
Key19-05rc	425	430	129.5	131.1	0.019							
Key19-05rc	430	435	131.1	132.6	0.014							
Key19-05rc	435	440	132.6	134.1	0.024							
Key19-05rc	440	445	134.1	135.6	0.017							
Key19-05rc	445	450	135.6	137.2	0.021							
Key19-05rc	450	455	137.2	138.7	0.022							
Key19-05rc	455	460	138.7	140.2	0.022						Sulfide	
Key19-05rc	460	465	140.2	141.7	0.019							
Key19-05rc	465	470	141.7	143.3	0.015							
Key19-05rc	470	475	143.3	144.8	0.014							
Key19-05rc	475	480	144.8	146.3	0.027							
Key19-05rc	480	485	146.3	147.8	0.025							
Key19-05rc	485	490	147.8	149.4	0.028							
Key19-05rc	490	495	149.4	150.9	0.047							
Key19-05rc	495	500	150.9	152.4	0.176	0.130						73.9%
Key19-05rc	500	505	152.4	153.9	0.176	0.140						79.5%
Key19-05rc	505	510	153.9	155.4	0.061	<0.03						
Key19-05rc	510	515	155.4	157.0	0.172	0.110						64.0%
Key19-05rc	515	520	157.0	158.5	0.174	0.090						51.7%
Key19-05rc	520	525	158.5	160.0	0.265	0.190						71.7%
Key19-05rc	525	530	160.0	161.5	0.27	0.190						70.4%
Key19-05rc	530	535	161.5	163.1	0.201	0.100						49.8%
Key19-05rc	535	540	163.1	164.6	0.139	0.080			25.91m @ 0.167 gpt			57.6%
Key19-05rc	540	545	164.6	166.1	0.208	0.130						62.5%
Key19-05rc	545	550	166.1	167.6	0.185	0.080						43.2%
Key19-05rc	550	555	167.6	169.2	0.098							
Key19-05rc	555	560	169.2	170.7	0.053							
Key19-05rc	560	565	170.7	172.2	0.097							
Key19-05rc	565	570	172.2	173.7	0.316	0.100						31.6%
Key19-05rc	570	575	173.7	175.3	0.131	0.080						61.1%
Key19-05rc	575	580	175.3	176.8	0.11	0.080						72.7%
Key19-05rc	580	585	176.8	178.3	0.064							
Key19-05rc	585	590	178.3	179.8	0.087							
Key19-05rc	590	595	179.8	181.4	0.042							
Key19-05rc	595	600	181.4	182.9	0.031							
Key19-05rc	600	605	182.9	184.4	0.103	0.040						38.8%
Key19-05rc	605	610	184.4	185.9	0.076	0.050						65.8%
Key19-05rc	610	615	185.9	187.5	0.247	0.110		76.2m @ 0.224 gpt				44.5%
Key19-05rc	615	620	187.5	189.0	0.363	0.210						57.9%
Key19-05rc	620	625	189.0	190.5	0.887	0.620						69.9%
Key19-05rc	625	630	190.5	192.0	1.177	0.940						79.9%
Key19-05rc	630	635	192.0	193.5	1.213	0.960				12.2m @ 0.706 gpt	Oxide	79.1%
Key19-05rc	635	640	193.5	195.1	0.541	0.400						73.9%
Key19-05rc	640	645	195.1	196.6	0.61	0.330			25.91m @ 0.408 gpt			54.1%
Key19-05rc	645	650	196.6	198.1	0.302	0.270						89.4%
Key19-05rc	650	655	198.1	199.6	0.553	0.410						74.1%
Key19-05rc	655	660	199.6	201.2	0.2	0.150						75.0%
Key19-05rc	660	665	201.2	202.7	0.225	0.160						71.1%
Key19-05rc	665	670	202.7	204.2	0.099	<0.03						
Key19-05rc	670	675	204.2	205.7	0.088	0.060						68.2%
Key19-05rc	675	680	205.7	207.3	0.135	0.110						81.5%
Key19-05rc	680	685	207.3	208.8	0.121	0.100						82.6%
Key19-05rc	685	690	208.8	210.3	0.039		416.05m @ 0.093 gpt					
Key19-05rc	690	695	210.3	211.8	0.028							
Key19-05rc	695	700	211.8	213.4	0.014							
Key19-05rc	700	705	213.4	214.9	0.02							
Key19-05rc	705	710	214.9	216.4	0.0025							
Key19-05rc	710	715	216.4	217.9	0.0025							
Key19-05rc	715	720	217.9	219.5	0.0025							
Key19-05rc	720	725	219.5	221.0	0.013							
Key19-05rc	725	730	221.0	222.5	0.011							
Key19-05rc	730	735	222.5	224.0	0.773	0.600						77.6%
Key19-05rc	735	740	224.0	225.6	0.178	0.120						67.4%
Key19-05rc	740	745	225.6	227.1	0.109	0.100						91.7%
Key19-05rc	745	750	227.1	228.6	0.0025							
Key19-05rc	750	755	228.6	230.1	0.0025

Key19-05rc	755	760	230.1	231.6	0.0025	
Key19-05rc	760	765	231.6	233.2	0.0025	
Key19-05rc	765	770	233.2	234.7	0.061	
Key19-05rc	770	775	234.7	236.2	0.0025	
Key19-05rc	775	780	236.2	237.7	0.0025	
Key19-05rc	780	785	237.7	239.3	0.0025	
Key19-05rc	785	790	239.3	240.8	0.0025	
Key19-05rc	790	795	240.8	242.3	0.0025	
Key19-05rc	795	800	242.3	243.8	0.0025	Sulfide
Key19-05rc	800	805	243.8	245.4	0.0025	
Key19-05rc	805	810	245.4	246.9	0.0025	
Key19-05rc	810	815	246.9	248.4	0.0025	
Key19-05rc	815	820	248.4	249.9	0.0025	
Key19-05rc	820	825	249.9	251.5	0.0025	
Key19-05rc	825	830	251.5	253.0	0.0025	
Key19-05rc	830	835	253.0	254.5	0.0025	
Key19-05rc	835	840	254.5	256.0	0.024	
Key19-05rc	840	845	256.0	257.6	0.0025	
Key19-05rc	845	850	257.6	259.1	0.021	
Key19-05rc	850	855	259.1	260.6	0.011	
Key19-05rc	855	860	260.6	262.1	0.022	
Key19-05rc	860	865	262.1	263.7	0.016	
Key19-05rc	865	870	263.7	265.2	0.008	
Key19-05rc	870	875	265.2	266.7	0.029	
Key19-05rc	875	880	266.7	268.2	0.016	
Key19-05rc	880	885	268.2	269.7	0.043	
Key19-05rc	885	890	269.7	271.3	0.0025	
Key19-05rc	890	895	271.3	272.8	0.021	
Key19-05rc	895	900	272.8	274.3	0.009	
Key19-05rc	900	905	274.3	275.8	0.007	
Key19-05rc	905	910	275.8	277.4	0.029	
Key19-05rc	910	915	277.4	278.9	0.006	
Key19-05rc	915	920	278.9	280.4	0.007	
Key19-05rc	920	925	280.4	281.9	0.01	
Key19-05rc	925	930	281.9	283.5	0.009	
Key19-05rc	930	935	283.5	285.0	0.008	
Key19-05rc	935	940	285.0	286.5	0.016	
Key19-05rc	940	945	286.5	288.0	0.013	
Key19-05rc	945	950	288.0	289.6	0.016	
Key19-05rc	950	955	289.6	291.1	0.018	
Key19-05rc	955	960	291.1	292.6	0.016	
Key19-05rc	960	965	292.6	294.1	0.026	
Key19-05rc	965	970	294.1	295.7	0.015	
Key19-05rc	970	975	295.7	297.2	0.02	
Key19-05rc	975	980	297.2	298.7	0.184	
Key19-05rc	980	985	298.7	300.2	0.018	
Key19-05rc	985	990	300.2	301.8	0.021	
Key19-05rc	990	995	301.8	303.3	0.013	
Key19-05rc	995	1000	303.3	304.8	0.011	
Key19-05rc	1000	1005	304.8	306.3	0.052	
Key19-05rc	1005	1010	306.3	307.8	0.048	
Key19-05rc	1010	1015	307.8	309.4	0.022	
Key19-05rc	1015	1020	309.4	310.9	0.017	
Key19-05rc	1020	1025	310.9	312.4	0.009	
Key19-05rc	1025	1030	312.4	313.9	0.057	
Key19-05rc	1030	1035	313.9	315.5	0.035	
Key19-05rc	1035	1040	315.5	317.0	0.033	Oxide
Key19-05rc	1040	1045	317.0	318.5	0.009	
Key19-05rc	1045	1050	318.5	320.0	0.026	
Key19-05rc	1050	1055	320.0	321.6	0.034	
Key19-05rc	1055	1060	321.6	323.1	0.022	
Key19-05rc	1060	1065	323.1	324.6	0.006	
Key19-05rc	1065	1070	324.6	326.1	0.016	
Key19-05rc	1070	1075	326.1	327.7	0.024	
Key19-05rc	1075	1080	327.7	329.2	0.029	
Key19-05rc	1080	1085	329.2	330.7	0.0025	
Key19-05rc	1085	1090	330.7	332.2	0.048	
Key19-05rc	1090	1095	332.2	333.8	0.78	
Key19-05rc	1095	1100	333.8	335.3	0.008	
Key19-05rc	1100	1105	335.3	336.8	0.033	
Key19-05rc	1105	1110	336.8	338.3	0.038	
Key19-05rc	1110	1115	338.3	339.9	0.014	
Key19-05rc	1115	1120	339.9	341.4	0.0025	
Key19-05rc	1120	1125	341.4	342.9	0.028	
Key19-05rc	1125	1130	342.9	344.4	0.01	
Key19-05rc	1130	1135	344.4	345.9	0.006

Key19-05rc	1135	1140	345.9	347.5	0.012	
Key19-05rc	1140	1145	347.5	349.0	0.019	
Key19-05rc	1145	1150	349.0	350.5	0.016	
Key19-05rc	1150	1155	350.5	352.0	0.033	
Key19-05rc	1155	1160	352.0	353.6	0.029	
Key19-05rc	1160	1165	353.6	355.1	0.068	
Key19-05rc	1165	1170	355.1	356.6	0.112	
Key19-05rc	1170	1175	356.6	358.1	0.053	
Key19-05rc	1175	1180	358.1	359.7	0.016	
Key19-05rc	1180	1185	359.7	361.2	0.011	
Key19-05rc	1185	1190	361.2	362.7	0.035	
Key19-05rc	1190	1195	362.7	364.2	0.0025	
Key19-05rc	1195	1200	364.2	365.8	0.014	
Key19-05rc	1200	1205	365.8	367.3	0.347	
Key19-05rc	1205	1210	367.3	368.8	0.011	
Key19-05rc	1210	1215	368.8	370.3	0.016	
Key19-05rc	1215	1220	370.3	371.9	0.113	
Key19-05rc	1220	1225	371.9	373.4	0.186	
Key19-05rc	1225	1230	373.4	374.9	0.037	
Key19-05rc	1230	1235	374.9	376.4	0.03	
Key19-05rc	1235	1240	376.4	378.0	0.025	
Key19-05rc	1240	1245	378.0	379.5	0.034	
Key19-05rc	1245	1250	379.5	381.0	0.016	
Key19-05rc	1250	1255	381.0	382.5	0.017	
Key19-05rc	1255	1260	382.5	384.0	0.02	
Key19-05rc	1260	1265	384.0	385.6	0.138	
Key19-05rc	1265	1270	385.6	387.1	0.013	
Key19-05rc	1270	1275	387.1	388.6	0.042	Sulfide
Key19-05rc	1275	1280	388.6	390.1	0.023	
Key19-05rc	1280	1285	390.1	391.7	0.045	Oxide
Key19-05rc	1285	1290	391.7	393.2	0.03	Sulfide
Key19-05rc	1290	1295	393.2	394.7	0.037	Oxide
Key19-05rc	1295	1300	394.7	396.2	0.011	
Key19-05rc	1300	1305	396.2	397.8	0.018	
Key19-05rc	1305	1310	397.8	399.3	0.048	Sulfide
Key19-05rc	1310	1315	399.3	400.8	0.012	
Key19-05rc	1315	1320	400.8	402.3	0.006	
Key19-05rc	1320	1325	402.3	403.9	0.007	Oxide
Key19-05rc	1325	1330	403.9	405.4	0.015	
Key19-05rc	1330	1335	405.4	406.9	0.059	
Key19-05rc	1335	1340	406.9	408.4	0.007	
Key19-05rc	1340	1345	408.4	410.0	0.019	
Key19-05rc	1345	1350	410.0	411.5	0.007	
Key19-05rc	1350	1355	411.5	413.0	0.009	
Key19-05rc	1355	1360	413.0	414.5	0.0025	
Key19-05rc	1360	1365	414.5	416.1	0.188	
Key19-05rc	1365	1370	416.1	417.6	0.008	
Key19-05rc	1370	1375	417.6	419.1	0.007	
Key19-05rc	1375	1380	419.1	420.6	0.0025	
Key19-05rc	1380	1385	420.6	422.1	0.013	
Key19-05rc	1385	1390	422.1	423.7	0.0025	
Key19-05rc	1390	1395	423.7	425.2	0.0025	
Key19-05rc	1395	1400	425.2	426.7	0.0025	
Key19-05rc	1400	1405	426.7	428.2	0.006	
Key19-05rc	1405	1410	428.2	429.8	0.007	Unoxidized intrusive
Key19-05rc	1410	1415	429.8	431.3	0.008	
Key19-05rc	1415	1420	431.3	432.8	0.0025	
Key19-05rc	1420	1425	432.8	434.3	0.0025	
Key19-05rc	1425	1430	434.3	435.9	0.0025	
Key19-05rc	1430	1435	435.9	437.4	0.0025	
Key19-05rc	1435	1440	437.4	438.9	0.0025	
Key19-05rc	1440	1445	438.9	440.4	0.011	
Key19-05rc	1445	1450	440.4	442.0	0.0025	
Key19-05rc	1450	1455	442.0	443.5	0.0025	
Key19-05rc	1455	1460	443.5	445.0	0.0025	
Key19-05rc	1460	1465	445.0	446.5	0.0025	
Key19-05rc	1465	1470	446.5	448.1	0.0025	
Key19-05rc	1470	1475	448.1	449.6	0.0025	
Key19-05rc	1475	1480	449.6	451.1	0.0025	
Key19-05rc	1480	1485	451.1	452.6	0.0025	
Key19-05rc	1485	1490	452.6	454.2	0.008	
Key19-05rc	1490	1495	454.2	455.7	0.0025	
Key19-05rc	1495	1500	455.7	457.2	0.007

Figure 5. Key19-05rc Cross Section

W
E
Key19-05rc
9.14m @ 0.333 gpt Au
30.48m @ 0.273 gpt Au
67.06m @ 0.194 gpt Au
Au-Bi-Te soil-rock anomaly
7800
Elev. ft
7600
7400
7200
7000
6800
6600
6400
6200
Valmy
Lower Valmy
Comus
25.91m @ 0.167 gpt Au
76.2m @ 0.224 gpt Au
25.91m @ 0.408 gpt Au
12.2m @ 0.706 gpt Au
Comus
Horse Canyon
Wenban
Eocene Walti Quartz Monzonite
20 – 780 ppb Au
TD 1500 ft
Wenban
Au >100 ppb
1" =200'
1:2400
0
200
400 ft
0
60.96
121.92 m
K. Coleman
11/04/2019

Figure 2. Key19-05rc Cross Section

Figure 6. Gold Skarn Potential Areas of Keystone

Nearly all of the holes drilled in Phase One encountered moderate to thick intervals of anomalous gold with moderate to locally very strongly associated pathfinder metals, within both Carlin-style and skarn style mineralization. Essentially all significant gold intercepts are hosted in one or more of several previously defined prospective Upper Plate and Lower Plate host rock environments, where favorable structures are also present. These host areas include: Lower Valmy-Comus units, along the Roberts Mountains Thrust (Upper Plate-Lower Plate contact), Devonian Horse Canyon-Wenban contact, and Wenban Unit 5. Holes that intersected significant gold assay intervals greater than 0.300 gpt are provided in Table 2 below, along with visual metallurgical characteristics.

Table of Intercepts for 2019 Keystone Core-RC drilling Au >0.300 gpt
Hole No.	From ft	To ft	From m	To m	Length ft	Length m	Au opt	Ag opt	Au gpt	Ag gpt	Notes
Key19-01c	1317	1321.9	401.4	402.9	4.9	1.5	0.062	-	2.112	-	oxide
Key19-02rc	305	315	93.0	96.0	10	3.0	0.015	-	0.530	-	mixed
	355	360	108.2	109.7	5	1.5	0.012	-	0.397	-	mixed
	735	740	224.0	225.6	5	1.5	0.016	-	0.538	-	oxide
	1775	1780	541.0	542.5	5	1.5	0.010	-	0.327	-	sulfide
Key19-03rc	300	305	91.4	93.0	5	1.5	0.041	-	1.411	-	oxide
within	300	315	91.4	96.0	15	4.6	0.028	-	0.954	-	oxide
	825	830	251.5	253.0	5	1.5	0.017	-	0.576	-	sulfide
Key19-05rc	40	45	12.2	13.7	5	1.5	0.040	-	1.361	-	oxide
	120	125	36.6	38.1	5	1.5	0.011	-	0.392	-	oxide
	135	140	41.1	42.7	5	1.5	0.010	-	0.336	-	oxide
	155	175	47.2	53.3	20	6.1	0.013	-	0.456	-	oxide
	195	205	59.4	62.5	10	3.0	0.012	-	0.412	-	sulfide
	565	570	172.2	173.7	5	1.5	0.009	-	0.316	-	oxide
	615	655	187.5	199.6	40	12.2	0.021	-	0.706	-	oxide
	730	735	222.5	224.0	5	1.5	0.023	-	0.773	-	oxide
	1090	1095	332.2	333.8	5	1.5	0.023	-	0.780	-	oxide
	1200	1205	365.8	367.3	5	1.5	0.010	-	0.347	-	oxide
Key19-06rc	1395	1400	425.2	426.7	5	1.5	0.010	-	0.327	-	sulfide
	1410	1415	429.8	431.3	5	1.5	0.009	-	0.304	-	sulfide
	1420	1425	432.8	434.3	5	1.5	0.009	-	0.312	-	sulfide

Table 2. Keystone 2019 Phase One Significant Gold Intercepts

U.S. Gold Corp. continues to analyze the 2019 Keystone drilling results in context with all of the prior drilling, geophysical surveys, mapping and geochemistry. 2020 Keystone exploration plans are being developed.

Quality Control Procedures for Keystone

We apply industry standard practice to quality control of drilling, sampling and assaying. Drilling at Keystone was carried out in 2019 by Envirotech Drilling LLC of Winnemucca, NV using a reverse circulation drill rig. RC cuttings were run through a rotary splitter on the drill as drilling advanced, which is industry standard, and a representative sample collected from the discharge point of the splitter. Chip samples were bagged and labeled by the drillers and then picked up from the site by a Bureau Veritas Minerals Laboratories Technician and taken to their Elko prep facility. Samples were prepped in Elko and then the pulps were shipped by BV to their lab in Sparks, NV for analysis. BV Labs crushed, split and pulverized 250g of rock to 200 mesh and fire assayed the samples. Assay certificates were received, analyzed, summarized and reported by our geologic team. As standard practice, certified blanks and standards were inserted into the sample stream at the lab on regular intervals, by us and BV. As assay results were received the analyzed assay values for given blanks or standards were visually compared to the expected assay values, and if they fell within the expected range of deviation as provided by the blank-standard provider, they were considered “passed” and the assay results can be relied upon. If the analyzed results did not fall within the expected range of deviation, the blank or standard was considered “failed” and BV was asked to re-run the blank or standard for gold fire-assay, along with the preceding two drill hole samples and the two proceeding the failed blank or standard. When re-run assay results were received, they were compared with the original results and deemed acceptable or not. All results to date have met our acceptability using the above-mentioned protocols.

Gold Bar North Project, Cortez Trend, Nevada

In August 2017, we closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold Ventures LLC, pursuant to which we purchased all right, title and interest in the Gold Bar North Property, a gold exploration project located in Eureka County, Nevada. The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 1,500 shares of our common stock which were issued in August 2017. Gold Bar North consists of 49 unpatented lode mining claims situated in Eureka County, Nevada. We do not consider the Gold Bar North Property as a material property and are currently focusing the majority of our limited resources on exploration activities at the Copper King, Keystone and Maggie Creek properties.

11 542 000m
11 543 000m
11 544 000m
11 545 000m
44 10 000m
44 09 000m
44 08 000m
44 07 000m
44 06 000m
44 05 000m
17
18
1
3
5
19
20
2
4
6
21
22
7
9
11
23
24
8
10
12
27
29
28
25
26
30
31
32
33
13
15
34
35
36
37
14
16
38
39
40
41
42
43
44
45
46
47
48
49
30
30
29
28
31
31
32
33
6
6
5
4
Canyon
Corral
Three Bar Ranch
15° E

Name: THREE BAR RANCH
Date: 2/10/2005
Scale: 1 inch equals 2000 feet

GBN claims

Location: 11 543582 E 4407578 N
Caption: Tone Resources Ltd
Gold Bar North Property
Eureka Co., Nevada

NEW CLAIMS IN RED

DCM 03/04/16

Figure 7 – Gold Bar North Project Claim Boundaries

Maggie Creek Project, Nevada

On September 10, 2019, the Company, 2637262 Ontario Inc., a corporation incorporated under the laws of the Providence of Ontario (“NumberCo”) and all of the shareholders of the NumberCo (the “NumberCo Shareholders”), entered into the Share Exchange Agreement, dated September 10, 2019 (the “Agreement”), pursuant to which, among other things, the Company agreed to issue to the NumberCo Shareholders 200,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly owned subsidiary of the Company (see Note 1).

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

Carlin Trend
Independence – Eureka Trend
Sulfur-Lovelock – Austin Trend
Twin Creeks
Jerritt Canyon
Turquoise
Midas
Getchell
Meikle
MAGGIE CREEK
Hycroft
Lone Tree
Betze-Post
West Leeville
Carlin
Florida Canyon
Marigold
Gold Quarry
Rain/Emigrant
Long Canyon
Railroad
Pinion
McCoy /Cove
Phoenix
Cortez Hills
Pipeline
Goldrush
Cortez
Bald Mountain
RENO
GOLD BAR NORTH
Rabbit Creek Trend
Ruby Hill Mine
Comstock
Taylor
Denton-Rawhide
Northumberland
Borealis
Round Mountain
Battle Mtn – Eureka / Cortez Trend
N
Goldfield
0
50 miles
0
80 Km
Bullfrog
Sterling
LAS VEGAS
Maggie Creek
Major gold mines and deposits
Major Nevada Gold Trends

Figure 8 – Location of Maggie Creek Project and Major Gold Trends in Nevada

History of Prior Operations and Exploration on the Maggie Creek Project

The Maggie Creek claims have been subjected to multiple exploration programs between 1974 and 2000, including geologic mapping, geochemical and geophysical surveys, and much shallow drilling. Parties who worked on the project include: USGS-Radtke, Campbell Trust, Amselco, Freeport, Western States, Getty Oil, Cordex, USMX, Fischer Watt, Barrick, Newmont and Teck. Of the 241 holes drilled historically, only 22 are deeper than 1,000 feet. Since 2000, Timberline Resources, Renaissance Gold and Orevada Metals held the property, completed limited data review and compilation, but completed no drilling or field work.

Maggie Creek claim map
WGS84, Zone 11
June 6, 2018
3000 0 3000 6000 9000
Feet
Scale: 1:48,000
NORTH
CV 112
T34N R51E
T34N R52E
010
011
012
007
008
015
013
018
017
022
023
019
020
027
026
025
029
034
035
036
031
032
003
002
001
006
005
MC 1
MC 2
MC 3
MC 4
MC 5
MC 6
MC 7
MC 8
MC 9
MC 10
MC 11
MC 12
MC 13
MC 14
MC 15
MC 16
MC 17
MC 18
MC 19
MC 20
MC 21
MC 22
MC 23
MC 24
MC 25
MC 26
MC 27
MC 28
MC 29
MC 30
MC 34
MC 35
MC 36
MC 37
MC 38
MC 39
MC 40
MC 41
MC 42
MC 43
MC 44
MC 45
MC 46
MC 47
MC 48
MC 49
MC 50
MC 51
MC 52
MC 53
MC 54
MC 55
MC 56
MC 57
MC 58
MC 59
MC 60
MC 61
MC 62
MC 63
MC 64
MC 65
MC 66
MC 67
MC 68
MC 69
MC 70
MC 71
MC 72
MC 73
MC 74
MC 75
MC 76
MC 77
MC 78
MC 79
MC 80
MC 81
MC 82
MC 83
MC 84
MC 85
MC 86
MC 87
MC 88
MC 89
MC 90
MC 91
MC 92
MC 93
MC 94
MC 95
MC 96
MC 97
MC 98
MC 99
MC 100
MC 101
MC 102
MC 103

Figure 9 – Maggie Creek Project Claim Boundaries

Geological Potential of the Maggie Creek Project

Maggie Creek is located along the eastern side of the Carlin gold belt, directly northeast of Newmont Mining’s Gold Quarry mine. Mineralized northeast trending faults from Gold Quarry project onto the Maggie Creek claims, at surface and below the post-mineral Carlin Formation. The Gold Quarry mine is localized at the intersection of the northeast faults (Chukar-Alunite-Gold Quarry fault zone) with the west-northwest trending Good Hope fault. Good Hope parallel, gold bearing west-northwest trending faults have been mapped on the Maggie Creek claims (Cress fault), some of which contain gold bearing, altered felsic dikes which have been poorly mapped to date. Northeast and west-northwest fault zone intersection zones in the Maggie Creek claims are most prospective for ore deposition.

Favorable Roberts Mountains Formation carbonate rocks exposed at surface consist of thrust slices. At drillable depth, below the thrusts, in-place Lower Plate Rodeo Creek, Popovich, Roberts Mountains and Hanson Creek rocks are present. Detailed structural mapping where exposures allow will help define targets within these deeper units. Much of the gold encountered in drilling to date is likely an expression of system at depth.

U.S Gold Corp. Maggie Creek Exploration Activities

To date, we have completed limited work on the Maggie Creek project. Work has included historic data review and compilation, historic data field and paper verification, initial drill hole targeting and field visits. A detailed gravity survey was completed in late April 2020, which supports some historic geologic mapping. Historic drill collar location and surface mapping-sampling activities are ongoing. Surface mapping activities are focused on identifying gold bearing structural zones, dikes and their intersection zones.

Quality Control Procedures for Maggie Creek

We have not completed any exploration activities to date on the Maggie Creek project that require a QA/QC program, such as drilling. However, such activities will likely occur in the future and will utilize similar QA/QC procedures detailed in the Keystone project section.

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

We have incurred losses since inception, have negative cash flow from operating activities and expect to continue to incur losses in the future. We incurred the following losses from continuing operations during each of the following periods of approximately:

●	$5,249,000 for the year ended April 30, 2020; and

●	$8,047,000 for the year ended April 30, 2019.

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

We have sustained significant operating losses and need to obtain additional financing to continue the activities we undertake to make a substantial discovery or enter into production. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We will need to obtain additional financing to fund our Copper King, Keystone, Gold Bar North and Maggie Creek exploration programs.

We do not have sufficient capital to fund our future exploration programs for the Copper King Project, the Keystone Project, the Gold Bar North Project or the Maggie Creek Project as they are currently planned or to fund the acquisition and exploration of new properties. We will require additional funding to continue our planned future exploration programs. Management estimates that we will require up to $3,500,000 in order to fund our Fiscal Year 2021 combined planned exploration programs. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.

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

Copper King does not have any mineral reserve estimation in accordance with SEC Industry Guide 7. There are currently no estimates of gold mineralization at the Keystone Property, Gold Bar North Property or Maggie Creek Property available in historical data obtained during the property purchases. There is no assurance that we can establish the existence of any mineral reserves on Copper King, Keystone or Maggie Creek in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the properties and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserves in a commercially exploitable quantity, the exploration component of our business could fail.

We have not established that our Copper King, Keystone Property, Gold Bar North Property or Maggie Creek Property contains any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in its Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability our mineral properties do not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover a mineral reserve on our properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Mineral exploration involves a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

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

As we have not completed feasibility studies on our Copper King, Keystone, Gold Bar North and Maggie Creek Properties and have not commenced actual production. Future potential mineral resource estimates may require adjustments or downward revisions. In addition, the grade ultimately mined, if any, may differ from that indicated by our preliminary economic assessment and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

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

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States BLM, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Native American graveyards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

The values of our properties are subject to volatility in the price of gold and any other deposits we may seek or locate.

Our ability to obtain additional and continuing funding, and our profitability in the event we commence future mining operations or sell the rights to mine, will be significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration activities of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future progression of our properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the continuation of our properties economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is that you will lose money.

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

We compete against larger and more experienced companies.

The mining industry is intensely competitive. Many large mining companies are primarily producers of precious or base metals and may become interested in the types of deposits and exploration projects on which we are focused, which include gold, silver and other precious metals deposits or polymetallic deposits containing significant quantities of base metals, including copper. Many of these companies have greater financial resources, experience and technical capabilities than we do. We may encounter increasing competition from other mining companies in our efforts to acquire mineral properties and hire experienced mining professionals. Increased competition in our business could adversely affect our ability to attract necessary capital funding or acquire suitable mining properties or prospects for mineral exploration in the future.

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

We may be unable to secure surface access or to purchase required surface rights.

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

We may enter into future joint ventures or partnership arrangements with other parties in relation to the exploration, of a certain portion of the Copper King, Keystone, Gold Bar North and Maggie Creek Properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of consenting documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

Our rights in certain mineral properties require us to perform contractual work commitments to retain our interest in those properties.

Pursuant to the Option Agreement, we have an exclusive right and option to earn-in and acquire up to 50% undivided interest in Maggie Creek, subject to work commitment expenditures which require us to perform exploration and development expenditures of $4.5 million plus make a payment of $250,000 to Renaissance. We may elect within 60 days after making the $250,000 payment, to increase our interest by an additional 20% by producing a feasibility study by the end of the ninth year of the Option Agreement. There is no assurance that we may achieve the work commitment expenditure and the payment of $250,000 to Renaissance. If we do not meet the contractual work commitments and payment, we could lose the option and our rights to the property. Furthermore, we may not elect to increase our interest within 60 days after the $250,000 payment or we may fail to produce a feasibility study by the ninth year of the Option Agreement.

We may pursue acquisitions, divestitures, business combinations or other transactions with other companies, involving our properties or new properties, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

Acquisitions of other companies or new properties, divestitures, business combinations or other transactions with other companies may create additional, material risks for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include the effects of possible disruption to the exploration activities and mine planning, loss of value associated with our properties, mismanagement of project development, additional risk and liability, indemnification obligations, sales of assets at unfavorable prices, failure to sell non-core assets at all, poor execution of the plans for such transactions, permit requirements, debt incurred or capital stock issued to enter into such transactions, the impact of any such transactions on our financial results, negative stakeholder reaction to any such transaction and our ability to successfully integrate an acquired company’s operations with our operations. If the purchase price of any acquired businesses exceeds the current fair values of the net tangible assets of such acquired businesses, we would be required to record material amounts of goodwill or other intangible assets, which could result in significant impairment and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future transactions, or the effect that any such transactions might have on our operating or financial results. Furthermore, potential transactions, whether or not consummated, will divert our management’s attention and may require considerable cash outlays at the expense of our existing operations. In addition, to complete future transactions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other countries. On March 12, 2020, the WHO declared COVID-19 to be a global pandemic.

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

We use a variety of outsourced contractors to execute our exploration programs. Drilling contractors need to be able to access our projects and insure social distancing recommended safety standards. Although all of our projects are located in remote areas and sparsely populated, there can be no assurances that contractors will be able to safely execute their programs until the COVID-19 pandemic fully passes. There is still uncertainty and lack of clarity with regards to travel restrictions and future State openings in Wyoming and Nevada. We continue to monitor the overall situation closely, with safety of our employees and contractors our top priority. There are no assurances that any exploration activities can take place in 2020.

The COVID-19 pandemic has brought tremendous uncertainty to the global financial markets. As an exploration company with no revenues, we are reliant on constantly raising additional capital to fund our operations. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. There are no assurances we will be able to raise additional capital on favorable terms in the foreseeable future.

The COVID-19 pandemic can cause potential disruptions with several of our outsourced consultants and professionals which we reply on to execute our business. Our outsourced accountants, financial advisors, auditors, legal counsel, employees and Board have all experienced disruptions due to travel restrictions. This has the potential to cause delays to current and future financial filings. The Company has taken steps to mitigate the potential risks to suppliers and employees posed by the spread of COVID-19. The Company has implemented work from home policies where appropriate. The Company will continue to monitor developments affecting both their workforce and contractors, and will take additional precautions that management determines are necessary in order to mitigate the impacts.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and equity method investments. We evaluated these impairment considerations and determined that no such impairments occurred as of April 30, 2020.

As of April 30, 2020, our net working capital is approximately $3.0 million. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, we may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

In April 2020, President Trump signed into law legislation referred to as the “Coronavirus Aid, Relief, and Economic Security Act” (the “CARES Act”). The CARES Act includes tax relief provisions such as: (a) an Alternative Minimum Tax (AMT) Credit Refund, (b) a 5-year net operating losses (NOL) carryback from years 2018-2020 and (c) delayed payment of employer payroll taxes. As of April 30, 2020, U.S. Gold has approximately $24.2 million in NOL’s, which may not be carried back to prior years to generate tax refunds, since no tax has been paid in those years by the Company. Consequently, the CARES Act legislation did not have an impact on our income tax accounts.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. As of April 30, 2020, management has concluded that our internal controls over financial reporting were not effective.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We have relatively little research coverage by securities and industry analysts. If no additional industry analysts commence coverage of the Company, the trading price for our common stock could be negatively impacted. If one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

We may not meet the continued listing requirements of the NASDAQ, which could result in a delisting of our common stock.

Our common stock is listed on the NASDAQ. We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common shares on the NASDAQ. For instance, on November 7, 2019, we received a letter from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between September 26, 2019, through November 6, 2019, we did not meet the minimum bid price of $1.00 per share required for continued listing on the NASDAQ pursuant to NASDAQ Listing Rule 5550(a)(2). On April 3, 2020, we received notice from the NASDAQ indicating that we have regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2), and the matter is now closed.

If NASDAQ delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the twelve months period ended April 30, 2020, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “USAU”.

Holders of Common Stock

On July 13, 2020, we had 414 registered holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms. On July 10, 2020, the closing sales price of our common stock as reported on NASDAQ Capital Market was $7.35 per share.

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

Recent Sales of Unregistered Securities.

There were no sales of unregistered securities during the fiscal year ended April 30, 2020 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. None of the transactions involved any underwriters, underwriting discounts or commissions.

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

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. We are a gold and precious metals exploration company pursuing exploration and development properties. We own certain mining leases and other mineral rights comprising the Copper King Project in Wyoming and the Keystone, Gold Bar North and Maggie Creek Projects in Nevada. None of our properties contain proven and probable reserves under SEC Industry Guide 7, and all of our activities on all of our properties are exploratory in nature.

On March 17, 2020, we filed a certificate of amendment to our Articles of Incorporation with the Secretary of State of Nevada in order to effectuate a reverse stock split of our issued and outstanding common stock per share on a one for ten basis, effective as of 5:00 p.m. (Eastern Time) on March 19, 2020. All share and per share values of our common stock for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock splits.

Recent Developments

COVID-19 Developments

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other countries. On March 12, 2020, the WHO declared COVID-19 to be a global pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on the Company’s ability to access capital, on the Company’s business, results of operations and financial condition, and on the market price of its common stock.

The Company, or its people, investors, contractors or stakeholders, has been prevented from free cross-border travel or normal attendance to activities in conducting its business at trade shows, presentations, meetings or other activities meant to promote or execute its business strategy and transactions. The Company has been prevented from receiving goods or services from contractors. Decisions beyond the Company’s control, such as canceled events, restricted travel, barriers to entry or other factors have affected or may affect its ability to accomplish drilling programs, technical analysis of completed exploration actions, equity raising activities, and other needs that would normally be accomplished without such limitations. Furthermore, the Company’s exploration activities rely heavily on outside contracts. The COVID-19 pandemic has caused disruptions in travel and accessing our exploration properties with contractors. There can be no assurance travel and property access will resume in the near future.

Moreover, the COVID-19 pandemic has made and continues to make indeterminable adverse effects on general commercial activity and the world economy, and the Company’s business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

The Company does not yet know the full extent of potential delays or impact on its business, its relationship with its business partners, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the Company’s other business operations.

Summary of Activities for the Year ended April 30, 2020

During the year ended April 30, 2020, we focused primarily on enhancing our understanding of the Keystone Project deposit; planning and commencing an exploration drilling program on our Keystone Project; and completing equity financings. We also completed the acquisition of a significant mineral property in Nevada and commenced an internal analysis of this newly acquired Maggie Creek exploration project.

An overview of certain significant events follows:

Copper King Project

No drilling or geophysical surveys were engaged or completed at Copper King during the year ended April 30, 2020. However, our management and geologist made multiple visits to the project to advance the project from a regulatory and community relations standpoint.

Keystone Project

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

Maggie Creek Project

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

Sales of Preferred Units & Common Shares to raise a total of $4.3 million in cash

On June 20, 2019, pursuant to a securities purchase agreement, dated June 19, 2019, by and among us and certain purchasers thereto, we sold 1,250 Series F Preferred units (a “Unit”), each Unit consisting of one (1) share of 0% Series F Preferred Stock (“Preferred Stock”) and 87 Class X Warrants. Each Unit was sold for its stated value of $2,000 (the “June Offering”). Each share of Preferred Stock, at the option of the holder at any time, was convertible into the number of shares of common stock of the Company (“Common Stock”) determined by dividing the $2,000 stated value per share of the Preferred Stock by a conversion price of $11.40 per share (initially approximately 219,375 shares of common stock), subject to adjustment. Each Class X Warrant was exercisable to acquire one share of our common stock and one Class Y Warrant at an exercise price of $1.14, for a period of six (6) months from the date of issuance. Class X Warrants expired on December 19, 2019. Class Y Warrant was exercisable to acquire one share of common stock at an exercise price of $11.40 per share, commencing six (6) months from the date of issuance (the “Initial Issuance Date”) and will expire on a date that is the five (5) year anniversary of the Initial Exercise Date. No Class X Warrant was exercised prior to its expiration, and, as such, no Class Y Warrants were issued. Concurrent with the June Offering, we issued to the purchasers in the June Offering 2,193,750 Class A Warrants in a private placement. Each Class A Warrant is exercisable to acquire one share of common stock at an exercise price of $11.40 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. The net proceeds, after expenses of the June Offering, were approximately $2.4 million.

On April 1, 2020, we sold, pursuant to a securities purchase agreement, dated March 29, 2020, by and among us and certain institutional investors, in a registered direct offering an aggregate of 357,142 shares of common stock, at an offering price of $5.60 per share, for net proceeds of approximately $1.89 million, after the deduction of offering expenses.

Shareholder Meeting, Appointment of Directors & Corporate Matters

On September 18, 2019, we held our annual meeting of stockholders. At that meeting, among other matters, shareholders approved a new Equity Incentive Plan, approved our new audit firm, and elected a new board member.

Effective September 18, 2019, our Board of Directors appointed Mr. Douglas Newby to the Board of Directors to fill the vacancy created by the resignation of Mr. Davidson in July 2019. Mr. Newby brings a wealth of senior financial knowledge and experience to us, which includes experience with mining companies and financing mining operations. His biography follows in Part II of this Form 10-K.

On December 9, 2019, we announced the formation of a Strategic Advisory Board, which was formed for the purpose of introducing us to a wider audience in the mining industry, including mining investors.

Results of Operations

The Years Ended April 30, 2020 and 2019

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the years ended April 30, 2020 and 2019.

Operating Expenses

Total operating expenses for the year ended April 30, 2020 as compared to the year ended April 30, 2019, were approximately $5.7 million and $7.6 million, respectively. The approximate $1.9 million decrease in operating expenses for the year ended April 30, 2020, as compared to April 30, 2019, is comprised principally of decreases in compensation expense of $880,000 and exploration costs of $1.3 million, offset by increases of approximately $180,000 in professional fees and general administrative expenses of approximately $90,000. The decrease in exploration expenses was planned as we conserved cash by reducing our field exploration activities. We expect our operating expenses for the year ending April 30, 2021 to be approximately $200,000 per month.

Pre-tax Loss from Operations

We reported pre-tax losses from operations of approximately $5.7 million and $7.6 million for the years ended April 30, 2020 and 2019, respectively.

Benefit from Income Taxes

For the year ended April 30, 2020 and 2019, benefit (provision) from income taxes was $438,145 and $(435,345), respectively. During the year ended April 30, 2020, we recognized a tax benefit for our alternative minimum tax credit carryforward which became refundable under the Tax Cuts and Jobs Act of 2017 in the United States, of which we received $219,073 during the current year and expect to receive the remaining $219,072 during the year ended April 30, 2021. During the year ended April 30, 2019, we had established a valuation allowance of $438,145 to offset any previously recognized net deferred tax assets for which management believed it was more likely than not that the net deferred asset would not be realized. Consequently, we recognized $435,345 income tax expense during the year ended April 30, 2019.

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $5.2 million for the year ended April 30, 2020 as compared to a net loss of approximately $8.0 million for the year ended April 30, 2019.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2020 compared to April 30, 2019:

	April 30, 2020	April 30, 2019	Increase/ (Decrease)
Current Assets	$3,181,747	$2,810,442	$371,305
Current Liabilities	$157,840	$160,209	$2,369
Working Capital	$3,023,907	$2,650,233	$373,674

As of April 30, 2020, we had working capital of $3,023,907 as compared to working capital of $2,650,233 as of April 30, 2019, an increase of $373,674. During the year ended April 30, 2020, we received proceeds of approximately $4.3 million from the issuance of common stock, preferred stock and warrants. We used the proceeds primarily to fund operations during the fiscal year 2020 and to increase cash reserves.

We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If unable to raise additional capital when required or on acceptable terms, we may [have to delay, scale back or discontinue the exploration activities or programs].

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. We expect to spend between $150,000 and $200,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

At April 30, 2020, we had working capital of approximately $3 million. We had approximately $158,000 outstanding in current liabilities and a cash balance of approximately $2.7 million. For the fiscal years ended April 30, 2020 and 2019, we incurred losses in the amounts of approximately $5.2 million and $8.0 million, respectively. We believe that our existing resources will be sufficient to fund our planned operations for 9 to 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including potential acquisitions, changes in exploration programs and related studies and other operating strategies. We continue to assess the impact of COVID-19, which may adversely affect our ability to obtain additional future capital.

The audit opinion and notes that accompany our consolidated financial statements for the year ended April 30, 2020 disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period at least a year from when these financial statements are made available. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Financing Transactions

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

Contractual Obligations

Our contractual obligations at April 30, 2020 are summarized as follows:

Payments Due by Period
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt and capital lease obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Mineral Property Lease Obligations	7,680	2,240	4,480	960	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities (If Any)	-	-	-	-	-
Total	7,680	2,240	4,480	960	-

Summary Cash flows for the years ended April 30, 2020 and 2019:

	For the Year Ended	For the Year Ended
	April 30, 2020	April 30, 2019

Net cash used in operating activities	$(3,897,743)	$(5,668,894)
Net cash provided by investing activities	$159,063	$-
Net cash provided by financing activities	$4,291,456	$219,796

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $3.9 million and $5.7 million for the years ended April 30, 2020 and 2019, respectively. Net loss for the years ended April 30, 2020 and 2019 totaled approximately $5.2 million and $8.0 million. The adjustments for the non-cash items decreased from the year ended April 30, 2019 to April 30, 2020 due primarily to the reduction in stock-based compensation of approximately $1.0 million and a reduction of the deferred tax reserve of approximately $435,000. Net changes in operating assets and liabilities are primarily due to a cash tax refund receivable of approximately $219,000 and a reduction in prepaid expenses of approximately $240,000, which were partially offset by approximately $101,000 of decreases in current liabilities during the year ended April 30, 2020.

Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $159,000 and $0 for the year ended April 30, 2020 and 2019, respectively, primarily due to the net proceeds received from the share exchange agreement.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $4.3 million and $220,000, net of issuance costs, for the years ended April 30, 2020 and 2019, respectively, from the issuance of common stock for cash under the ATM agreement. During the year ended April 30, 2020, cash provided by financing activities consisted of net proceeds of approximately $2.4 million from the issuance of preferred stock and warrants and approximately $1.9 million from the issuance of common stock. During the year ended April 30, 2019, cash provided by financing activities consisted $220,000 from the issuance of common stock for cash under the ATM agreement.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements.

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

Stock-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, “Compensation – Stock Compensation” (“ASC 718”) which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505, “Equity – Equity Based Payments to Non-Employees” (“ASC 505-50”), for share-based payments to consultants and other third-parties, compensation expense is determined at the measurement date which is the grant date. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

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

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

U.S. Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of U.S. Gold Corp. and Subsidiaries (the “Company”) as of April 30, 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year in the period ended April 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020, and the results of its operations and its cash flows for the year in the period ended April 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Retrospective Adjustments

As part of our audit of the 2020 financial statements, we also audited the adjustments to the 2019 financial statements to retroactively apply the effects of the reverse stock splits that occurred subsequent to the year ended April 30, 2019 as described in Notes 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to U.S. Gold Corp.’s 2019 financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2019 financial statements as whole.

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2016 through 2018 and subsequently reappointed as the Company’s auditor in 2019.

New York, NY

July 13, 2020

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

Reverse Stock Split

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the change in accounting related to the reverse stock splits described in Note 1 on Form 10-K, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ KBL, LLP

We served as the Company’s auditor for fiscal year 2019.

KBL, LLP

New York, NY

July 26, 2019

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$2,749,957	$2,197,181
Income tax receivable	219,072	-
Prepaid expenses and other current assets	212,718	613,261

Total current assets	3,181,747	2,810,442

NON - CURRENT ASSETS:
Property, net	133,371	74,929
Reclamation bond deposit	355,556	339,447
Mineral rights	6,163,559	4,176,952

Total non - current assets	6,652,486	4,591,328

Total assets	$9,834,233	$7,401,770

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$154,381	$112,303
Accounts payable - related parties	3,459	42,539
Accrued liabilities	-	5,367

Total current liabilities	157,840	160,209

LONG- TERM LIABILITIES
Asset retirement obligation	168,392	88,746

Total liabilities	326,232	248,955

Commitments and Contingencies

STOCKHOLDERS' EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; none issued and outstanding as of April 30, 2020 and 2019; liquidation preference of $0	-	-
Convertible Series G Preferred stock ($0.001 Par Value; 127 Shares Authorized; 57 and none issued and outstanding as of April 30, 2020 and 2019; liquidation preference of $114,000)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 2,903,393 and 1,986,063 shares issued and outstanding as of April 30, 2020 and 2019)	2,903	1,986
Additional paid-in capital	41,093,050	33,425,931
Accumulated deficit	(31,587,952)	(26,275,102)

Total stockholders' equity	9,508,001	7,152,815

Total liabilities and stockholders' equity	$9,834,233	$7,401,770

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	April 30, 2020	April 30, 2019

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	1,366,168	2,246,202
Exploration costs	1,278,372	2,584,417
Professional and consulting fees	2,381,513	2,204,359
General and administrative expenses	661,442	576,227

Total operating expenses	5,687,495	7,611,205

Loss before benefit (provision) for income taxes	(5,687,495)	(7,611,205)

Benefit (provision) for income taxes	438,145	(435,345)

Net loss	(5,249,350)	(8,046,550)

Deemed dividend related to beneficial conversion feature of preferred stock	(2,086,212)	-

Net loss applicable to U.S. Gold Corp. common shareholders	$(7,335,562)	$(8,046,550)

Net Loss per common share, basic and diluted	$(3.17)	$(4.36)

Weighted average common shares
outstanding - basic and diluted	2,316,610	1,847,156

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2020 AND 2019

	Preferred Stock - Series F		Preferred Stock - Series G		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2018	-	$-	-	$-	1,759,057	$1,759	$30,927,054	$(18,228,552)	$12,700,261

Issuance of common stock for cash, net of offering cost	-	-	-	-	29,007	29	219,767	-	219,796

Issuance of common stock for salaries	-	-	-	-	56,976	57	567,443	-	567,500

Issuance of common stock for exploration expenses	-	-	-	-	19,916	20	183,206	-	183,226

Issuance of common stock for services	-	-	-	-	120,187	120	1,187,880	-	1,188,000

Issuance of common stock for accrued services	-	-	-	-	920	1	12,499	-	12,500

Stock options granted for services	-	-	-	-	-	-	328,082	-	328,082

Net loss	-	-	-	-	-	-	-	(8,046,550)	(8,046,550)

Balance, April 30, 2019	-	-	-	-	1,986,063	$1,986	$33,425,931	$(26,275,102)	$7,152,815

Issuance of preferred stock and warrants for cash, net of offering cost	1,250	1			-	-	2,401,201	-	2,401,202

Issuance of preferred stock in connection with the Exchange Agreement	(127)	-	127	-	-	-	-	-	-

Issuance of common stock for cash, net of offering cost	-	-	-	-	357,142	357	1,889,898	-	1,890,255

Issuance of common stock to private placement agent related to sale of common stock	-	-	-	-	25,281	25	(25)	-	-

Conversion of preferred stock into common stock	(1,123)	(1)	(70)	-	222,018	222	(221)	-	-

Issuance of common stock in connection with the share exchange agreement	-	-	-	-	200,000	200	2,019,800	-	2,020,000

Issuance of common stock for services	-	-	-	-	78,153	78	572,525	-	572,603

Issuance of common stock for accrued services	-	-	-	-	2,862	3	26,900	-	26,903

Stock options granted for services	-	-	-	-	-	-	196,046	-	196,046

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	32,454	33	497,495	-	497,528

Fractional difference due to the reverse stock split	-	-	-	-	(580)	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	-	(5,249,350)	(5,249,350)

Balance, April 30, 2020	-	$-	57	$-	2,903,393	$2,903	$41,029,550	$(31,524,452)	$9,508,001

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	April 30, 2020	April 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,249,350)	$(8,046,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,730	6,956
Accretion	10,474	6,861
Stock based compensation	1,266,177	2,275,337
Amortization of prepaid stock based expenses	160,377	45,253
Deferred income taxes	-	435,345
Changes in operating assets and liabilities:
Income tax receivable	(219,072)	-
Prepaid expenses and other current assets	240,166	(40,715)
Reclamation bond deposit	(16,109)	(246,519)
Accounts payable	(83,592)	(132,139)
Accounts payable - related parties	(12,177)	40,108
Accrued liabilities	(5,367)	(12,831)

NET CASH USED IN OPERATING ACTIVITIES	(3,897,743)	(5,668,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received in connection with the share exchange agreement	159,063	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	159,063	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock and warrants, net of issuance cost	2,401,201	-
Issuance of common stock, net of offering costs	1,890,255	219,796

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,291,456	219,796

NET INCREASE (DECREASE) IN CASH	552,776	(5,449,098)

CASH - beginning of year	2,197,181	7,646,279

CASH - end of year	$2,749,957	$2,197,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Increase in asset retirement obligation	$-	$81,885
Issuance of common stock for accrued services	$26,903	$12,500
Deemed dividends - Series F and G preferred stock	$2,086,212	$-
Issuance of common stock in connection with the share exchange agreement	$2,020,000	$-
Assumption of liabilities in connection with the share exchange agreement	$125,670	$-
Increase in mineral properties in connection with the share exchange agreement	$1,986,607	$-
Issuance of common stock for prepaid services	$-	$160,377
Increase in asset retirement cost and obligation	$69,172	$-

See accompanying notes to consolidated financial statements.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

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

On September 10, 2019, the Company, 2637262 Ontario Inc., a corporation incorporated under the laws of the Providence of Ontario (“NumberCo”), and all of the shareholders of NumberCo (the “NumberCo Shareholders”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which, among other things, the Company agreed to issue to the NumberCo Shareholders 200,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly-owned subsidiary of the Company (see Note 4).

On March 17, 2020, the board of directors of the Company (the “Board”) approved a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), and on March 18, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on March 19, 2020, and the Company’s common stock began trading on a split-adjusted basis when the market opened on March 20, 2020. Accordingly, all common share and per share data are retrospectively restated to give effect of the split for all periods presented herein.

None of the Company’s properties contain proven and probable reserves and all of the Company’s activities are exploratory in nature.

Unless the context otherwise requires, all references herein to the “Company” refer to U.S. Gold Corp. and its consolidated subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-K, and the rules and regulations of the United States Securities and Exchange Commission for financial information, which includes the consolidated financial statements and presents the consolidated financial statements of the Company and its wholly-owned subsidiaries as of April 30, 2020. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions. At April 30, 2020 and 2019, the Company does not have any cash equivalents. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At April 30, 2020 and 2019, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

At April 30, 2020 and 2019, the Company had no financial instruments or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $212,718 and $613,261 at April 30, 2020 and 2019, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, and business advisory services, insurance premiums, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the years ended April 30, 2020 and 2019.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

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

ASU 2018-07 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than adoption of ASC 606. The Company chose to early adopt ASU 2018-07 in July 2018. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. During the periods ended April 30, 2020 and 2019, the Company’s outstanding convertible preferred shares were accounted for as equity, with no liability recorded.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

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

The incremental fair value of the Company’s outstanding Series F Convertible Preferred shares during the year ended April 30, 2020, $2,022,712, was accounted for as a deemed dividend to holders of the Series F Convertible Preferred shares for fiscal year 2020 and increased the net loss applicable to common shareholders.

In connection with the April Offering, on March 29, 2020, we entered into an exchange agreement with holders of shares of our 0% Series F Convertible Preferred Stock (the “Series F Preferred Stock”) pursuant to which 127 shares of our Series F Preferred Stock exchanged for 127 shares of the Series G Convertible Preferred Stock (“Series G Preferred Stock”). The Series G Preferred Stock had substantially the same terms as that of the Series F Preferred Stock except the conversion price of the Series G Preferred Stock is $5.60 per share. As of June 3, 2020, all Series G Preferred Stock had converted and there are no shares of Series G Preferred Stock outstanding.

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

Foreign Currency Transactions

The reporting and functional currency of the Company is the U.S. dollar. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company, and are included in General and administrative expenses.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

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

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 30, 2020, the Company had cash of approximately $2.7 million, working capital of approximately $3.0 million, and an accumulated deficit of approximately $31.6 million. The Company had a net loss and cash used in operating activities of approximately $5.2 million and $3.9 million, respectively, during the year ended April 30, 2020. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of April 30, 2020, the Company had sufficient cash to fund its operations for approximately 9 to 12 months and expects that it will be required to raise additional funds to fund its operations thereafter. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

On June 20, 2019, the Company sold 1,250 Series F Preferred units for an aggregate purchase price of $2,500,000, or $2,000 per unit. Each unit consisted of one (1) share of 0% Series F Preferred Stock and 87 Class X Warrants on a registered basis and 175 Class A Warrants on an unregistered basis (see Note 8).

On April 1, 2020, the Company sold 357,142 units of common shares and warrants for an aggregate purchase price of $2,000,000 (see Note 8), which the Company believes may not be indicative of the Company’s ability to raise additional funds for operations, due to a further downturn in equity markets for companies in its industry. There can be no assurance that the Company will be able to raise additional capital or if the terms will be favorable.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 4 — MINERAL RIGHTS

Copper King Project

The Company owns the Copper King gold and copper development project (the “Copper King Project”), which is comprised of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases covering an area of approximately 1.8 square miles located in the Silver Crown Mining District of southeast Wyoming.

On July 2, 2014, the Company entered into an Asset Purchase Agreement whereby the Company acquired certain mining leases and other mineral rights comprising the Copper King Project. The purchase price consisted of (a) cash payment in the amount of $1.5 million and (b) closing shares calculated at 50% of the issued and outstanding shares of the Company’s common stock and valued at $1.5 million. In accordance with ASC 360-10, “Property, Plant, and Equipment”, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquisition. Accordingly, the Company recorded a total cost of the acquired mineral properties of $3,091,738 at the date of purchase, which included the purchase price ($3,000,000) and related transaction costs.

Keystone Project

The Company, through its wholly-owned subsidiary, U.S. Gold Acquisition Corporation (“USGAC”), a Nevada corporation, acquired the mining claims comprising the Keystone Project on May 27, 2016 from Nevada Gold Ventures, LLC (“Nevada Gold”) and Americas Gold Exploration, Inc. under the terms of a purchase and sale agreement. At the time of purchase, the Keystone Project consisted of 284 unpatented lode mining claims situated in Eureka County, Nevada. The purchase price for the Keystone Project consisted of the following: (a) cash payment in the amount of $250,000, (b) 46,250 shares of the Company’s common stock and (c) an aggregate of 23,145 five-year options to purchase shares of the Company’s common stock at an exercise price of $36.00 per share.

The Company valued the shares of common stock at the fair value of $555,000 or $12.00 per share of common stock based on the contemporaneous sale of its preferred stock in a private placement at $1.00 per common share. The options were valued at $184,968. The options vested over a period of two years whereby 1/24 of the options vested and became exercisable each month for the 24 months following the closing of the acquisition. The options are non-forfeitable and are not subject to obligations or service requirements.

Accordingly, at the date of acquisition, the Company recorded a total cost of the acquired mineral properties of $1,028,885 which includes the purchase price ($989,968) and related transaction cost ($38,917). Some of the Keystone Project claims are subject to pre-existing net smelter royalty (“NSR”) obligations. In addition, under the terms of the purchase and sale agreement, Nevada Gold retained additional NSR rights of 0.5% with regard to certain claims and 3.5% with regard to certain other claims. Under the terms of the Purchase and Sale Agreement, the Company may buy down one percent (1%) of the royalty from Nevada Gold at any time through the fifth anniversary of the closing date for $2,000,000. In addition, the Company may buy down an additional one percent (1%) of the royalty anytime through the eighth anniversary of the closing date for $5,000,000.

Gold Bar North Project

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and USGAC, pursuant to which Nevada Gold sold and USGAC purchased all rights, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada. The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479, which was paid in August 2017, and (b) 1,500 shares of common stock of the Company, which were issued in August 2017, valued at $35,850.

Maggie Creek Project

On September 10, 2019, the Company, NumberCo and the NumberCo Shareholders, entered into the Share Exchange Agreement, pursuant to which, among other things, the Company agreed to issue to the NumberCo Shareholders 200,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly owned subsidiary of the Company (see Note 1).

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

NumberCo owns all of the issued and outstanding shares of Orevada Metals Inc. (“Orevada”), a corporation under the laws of the state of Nevada. At the time of acquisition, the Company acquired from NumberCo cash of $159,063, and assumed liabilities consisting of accounts payable totaling $125,670. As a result, the Company acquired Orevada’s right to an option agreement dated in February 2019 (the “Option Agreement”). The Option Agreement grants Orevada the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing a $4.5 million in exploration and development expenditures (“Initial Earn-in”) and payment to Renaissance Exploration, Inc. (“Renaissance”), the grantor, of $250,000. Orevada may elect within 60 days after making the $250,000 payment, to increase its interest by an additional 20% (total interest of 70%) by producing a feasibility study by the end of the ninth year of the Option Agreement. One of the directors of the Company, Mr. Tim Janke, is also a director of Renaissance, a company which is not under common control. No Earn-in expenditures have yet been invested toward the Option Agreement.

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

The monetary value of the 200,000 shares issued to the NumberCo Shareholders is deemed by the Company to be $2,020,000. In accordance with ASC 805-50-30 “Business Combinations”, the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable.

The 200,000 shares issued to the NumberCo Shareholders were valued at $2,020,000, or $10.10 per share, the fair value of the Company’s common stock based on the quoted trading price on the date of the Share Exchange Agreement (see Note 8). No goodwill was recorded as the Share Exchange Agreement was accounted for as an asset purchase.

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

As of the dates presented, mineral properties consisted of the following:

	April 30, 2020	April 30, 2019
Copper King Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Gold Bar North Project	56,329	56,329
Maggie Creek Project	1,986,607	-
Total	$6,163,559	$4,176,952

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 5 — PROPERTY

Property consisted of the following:

	April 30, 2020	April 30, 2019
Site costs	$151,057	$81,885
Less: accumulated depreciation	(17,686)	(6,956)
Total	$133,371	$74,929

For the years ended April 30, 2020 and 2019, depreciation expense amounted to $10,730 and $6,956, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the Copper King Project and Keystone Project, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	April 30, 2020	April 30, 2019

Balance, beginning of period	$88,746	$-
Addition and changes in estimates	69,172	81,885
Accretion expense	10,474	6,861
Balance, end of period	$168,392	$88,746

For the year ended April 30, 2020 and 2019, accretion expense amounted to $10,474 and $6,861, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

On April 16, 2019, the Company entered into a one-year consulting agreement with a director of the Company for providing services related to investor and strategic introduction to potential industry partners. In consideration for the services, the consultant shall be paid $3,750 per month in cash, and shares of the Company’s common stock with a value of $45,000. In April 2019, the Company issued 4,592 shares of the Company’s common stock, valued at $45,000 at the market price on the dates of grant, in connection with this consulting agreement. The Company paid consulting fees to such director for a total of $90,000 in cash and shares during the year ended April 30, 2020.

One director provided consulting services to the Company and was paid total consulting fees in the amount of $0 and $12,500 during the years ended April 30, 2020 and 2019, respectively.

Accounts payable to related parties as of April 30, 2020 and 2019 was $3,459 and $42,539, respectively, and was reflected as accounts payable – related party in the accompanying consolidated balance sheets. The related party to which accounts were payable as of April 30, 2020 was the Chief Financial Officer, who was owed a total of $3,459 (includes $2,700 payable in shares of common stock). The related parties to which accounts were payable as of April 30, 2019 were the former Vice President-Head of Exploration, who was owed $12,500 payable in shares of common stock and the Chief Financial Officer, who was owed a total of $30,039 (includes $14,403 payable in shares of common stock). The amounts payable in shares of common stock to these two related parties were fully vested at the date of issuance.

On September 10, 2019, the Company acquired from Orevada its right to an option agreement dated in February 2019 (see Note 4). One of the board of directors of the Company, Mr. Tim Janke, is also a director of Renaissance.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 8 — STOCKHOLDERS’ EQUITY

As of April 30, 2020, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock and 127 shares are designated as Series G Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock. As of July 13, 2020, there were 2,919,867 shares of common stock issued and outstanding, and no shares of preferred stock outstanding.

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders and there are no cumulative rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably any dividends that may be declared from time to time by the Board out of funds legally available for that purpose. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future but intends to retain its capital resources for reinvestment in its business. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock then outstanding. The common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The outstanding shares of common stock are fully paid and non-assessable, and any shares of common stock to be issued upon an offering will be fully paid and nonassessable upon issuance. To the extent that additional shares of our common stock may be issued in the future, the relative interests of the then existing stockholders may be diluted.

Series F Convertible Preferred Stock

On June 20, 2019, the Company sold, under the terms of a securities purchase agreement (the “Purchase Agreement”) dated June 19, 2019, 1,250 Series F Preferred units for an aggregate purchase price of $2,500,000, or $2,000 per unit. Each unit consisted of one (1) share of 0% Series F Preferred Stock and 87 Class X Warrants on a registered basis and 175 Class A Warrants on an unregistered basis. The Series F Preferred Stock contains no redemption feature. The Company sold a total of 1,250 shares of Series F Preferred Stock, 219,375 Class A Warrants and 109,750 Class X Warrants under the Purchase Agreement. Each share of Series F Preferred Stock, at the option of the holder at any time, was convertible into the number of shares of common stock of the Company determined by dividing the $2,000 (the stated value per share of the Series F Preferred Stock) by a conversion price of $11.40 per share (approximately 219,375 shares of common stock), subject to adjustment. Each Class X Warrant was exercisable to acquire one share of the Company’s common stock and one Class Y Warrant at an exercise price of $11.40, for a period of six (6) months from the date of issuance. Class X Warrants expired on December 19, 2019. Each Class Y Warrant was exercisable to acquire one share of the Company’s common stock at an exercise price of $11.40 per share, commencing six (6) months from the date of issuance (the “Initial Exercise Date”) and would have expired on a date that is the five (5) year anniversary of the Initial Exercise Date. No Class X Warrant was exercised prior to its expiration and, as such, no Class Y Warrants were issued. Each Class A Warrant is exercisable to acquire one share of the Company’s common stock at an exercise price of $11.40 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. The Company incurred $98,799 in offering costs for this placement.

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

The Purchase Agreement includes customary representations, warranties and covenants by the Company and provides for indemnification of the purchasers against certain liabilities, including liabilities incurred as a result of or relating to any breach of the representations, warranties, covenants or agreements made by the Company in the Purchase Agreement. The Company assessed the classification of these warrants and determined that such instruments met the criteria for equity classification under the guidance in ASC 815.

During the three months ended July 31, 2019, the Company issued an aggregate of 108,070 shares of the Company’s common stock in exchange for the conversion of 616 shares of the Company’s Series F Preferred Stock.

During the three months ended October 31, 2019, the Company issued an aggregate of 63,860 shares of the Company’s common stock in exchange for the conversion of 364 shares of the Company’s Series F Preferred Stock.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

During the three months ended April 30, 2020, the Company issued an aggregate of 25,088 shares of the Company’s common stock in exchange for the conversion of 143 shares of the Company’s Series F Preferred Stock. After the conversion of these shares, there remained 127 shares of Series F Convertible Preferred Stock outstanding, which were exchanged for Series G Convertible Preferred Stock, as discussed below.

Series G Convertible Preferred Stock

On March 29, 2020, concurrent with the issuance of shares of common stock and warrants for cash, the Company entered into an exchange agreement with holders of shares of the Series F Preferred Stock pursuant to which the remaining 127 shares of the Company’s Series F Preferred Stock were exchanged for 127 shares of the Series G Preferred Stock at a stated value of $2,000 per share, the same as the Series F Convertible Preferred Stock. The Series G Preferred Stock had substantially the same terms as that of the Series F Preferred Stock except the conversion price of the Series G Preferred Stock was $5.60 per share, for a total of 45,357 common shares.

During April 2020, the Company issued an aggregate of 25,000 shares of the Company’s common stock in exchange for the conversion of 70 shares of Series G Preferred Stock.

As a result of the exchange, the Company recorded approximately $64,000 of deemed dividend to the preferred stockholders and accordingly, an adjustment to net loss to arrive at net loss available to common stockholders and a corresponding increase in additional paid in capital upon issuance of the Series G Preferred Stock. The Company accounted for the deemed dividend resulting from the exchange of Series F Preferred Stock into Series G Preferred Stock in accordance with ASC 470-50 and ASC 260-10-S99-2.

Common Stock Issued for Cash

On November 2, 2018, the Company entered into an ATM Agreement with H.C. Wainwright & Co., LLC (“Wainwright”) as sales manager. Under the terms of the ATM Agreement, the Company was entitled to sell, at its sole discretion and from time to time as it may choose, common stock of the Company through Wainwright, with such sales having an aggregate gross sales value of up to $1,000,000. Subject to the terms and conditions of the ATM Agreement, Wainwright used its commercially reasonable efforts to sell the shares of common stock from time to time, based upon the Company’s instructions. The Company has provided Wainwright with customary indemnification rights, and Wainwright was entitled to a commission at a fixed commission rate equal to 3.0% of the gross proceeds per share sold. The ATM program has expired.

For the year ended April 30, 2019, the Company has sold 29,006 shares of common stock and raised net proceeds of $219,796, net of issuance costs including legal cost related to the sale of shares of common stock of $79,031, through the ATM Agreement at prices per share averaging $10.30.

On April 1, 2020, the Company, issued 357,142 shares of common stock of the Company at a price of $5.60 per share, for gross proceeds of approximately $2.0 million before the deduction of placement agent fees and offering expenses. In relation to this offering, the Company entered into the advisory agreement, dated March 29, 2020 (the “Advisory Agreement”), with Palladium Capital Advisors (“Palladium”) pursuant to which a fixed fee of $135,000 in shares of common stock would be issued, to be valued at the closing price on the date of issuance. On March 30, 2020, pursuant to the Advisory Agreement, the Company issued 25,281 shares of its common stock to Palladium, based on the closing price as of March 30, 2020 of $5.34.

Common Stock Issued for Accrued Services

On May 6, 2019, the Company paid an accrued service liability to its former Chief Geologist in the amount of $12,500 by issuing 1,068 shares of common stock at a price of $11.70 per share of common stock based on the quoted trading price on the date of grant. In connection with this issuance, the Company reduced accrued salaries by $12,500 during the year ended April 30, 2020.

On November 26, 2019, the Company paid an accrued service liability to its Chief Financial Officer in the amount of $14,403 and stock-based accounting fees of $3,881 by issuing 2,276 shares of restricted common stock at a price of $8.00 per share of common stock based on the quoted trading price on the date of grant. In connection with this issuance, the Company reduced accrued expenses by $14,403 and recorded stock-based accounting fees of $3,881 during the year ended April 30, 2020. The restricted common shares issued to this officer were fully vested at the date of issuance.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

On February 1, 2020, the Company paid stock-based accounting fees to its Chief Financial Officer in the amount of $5,158 by issuing 639 shares of restricted common stock at a price of $8.10 per share of common stock based on the quoted trading price on the date of grant. In connection with this issuance, the Company recorded stock-based accounting fees of $5,158 during the year ended April 30, 2020. The restricted common shares issued to this officer were fully vested at the date of issuance.

Common Stock Issued for Salaries

Between May 2019 and June 2019, the Company issued an aggregate of 2,153 shares of common stock to satisfy a stock payable to its former Chief Geologist for services rendered between May 2019 and June 2019. The shares were valued at $25,000 using a share price ranging from $10.30 to $13.30 on the dates of grant.

Common Stock Issued, Restricted Stock Awards, and RSUs Granted for Services

On September 18, 2019, the Compensation Committee of the Board awarded Edward Karr, the Company’s Chief Executive Officer, President and Director, 20,000 performance-based restricted stock units (“RSUs”), David Rector, the Company’s Chief Operating Officer, 7,500 performance-based RSUs and an employee of the Company 5,000 performance-based RSUs pursuant to respective restricted stock unit award agreements. The RSUs will vest upon the earlier to occur of (i) a Change in Control (as defined in the 2020 Plan), or (ii) a material discovery of a mineral deposit, as determined by the Compensation Committee of the Board in its sole discretion. The total 32,500 RSUs had a fair value of $334,750 or $10.30 per share based on the quoted trading price on the date of grant and will be expensed upon the occurrence of the vesting term.

Additionally, on September 18, 2019, the Compensation Committee of the Board awarded five directors of the Company an aggregate of 25,000 shares of restricted stock pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 25,000 shares of restricted stock had a fair value of $257,500 or $10.30 per share based on the quoted trading price on the date of grant, which was expensed immediately.

On November 26, 2019, the Company issued 2,100 shares of restricted common stock to a consultant for investor relations-related services rendered. The 2,100 shares of common stock had a fair value of $18,297, or $8.70 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On November 26, 2019, the Company issued 3,703 shares of restricted stock to a consultant for services to be rendered. The shares vest over a six-month period. The 3,703 shares of restricted stock had a fair value of $29,848, or $8.10 per share, based on quoted trading price on the date of grant and will be expensed over the vesting period.

On January 14, 2020, the Compensation Committee of the Board awarded an aggregate of 47,777 restricted common shares to Edward Karr, the Company’s Chief Executive Officer, and David Rector, the Company’s Chief Operating Officer as 2019 Executive Bonus Awards. The total 47,777 restricted common shares stock had a fair value of $396,520, or $8.30 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On January 6, 2020, the Compensation Committee of the Board awarded four directors of the Company an aggregate of 1,875 shares of restricted stock pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 1,875 shares of restricted stock had a fair value of $17,438, or $9.30 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On April 9, 2020, the Company issued 25,000 shares of restricted common stock to a consultant for investor relations-related services rendered. The 25,000 shares of common stock had a fair value of $123,750, or $4.95 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On April 30, 2020, the Compensation Committee of the Board awarded four directors of the Company an aggregate of 1,875 shares of restricted stock pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 1,875 shares of restricted stock had a fair value of $9,581, or $5.11 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. These shares were issued on May 5, 2020, subsequent to the close of the fiscal year 2020.

A total of $497,528 and $880,623 was expensed for the year ended April 30, 2020 and 2019, respectively. A balance of $339,725 remains to be expensed over future vesting periods.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

Common Stock Issued Pursuant to Share Exchange Agreement

On September 10, 2019, the Company, NumberCo and the NumberCo Shareholders, entered into the Share Exchange Agreement, pursuant to which, among other things, the Company agreed to issue to the NumberCo Shareholders 200,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly owned subsidiary of the Company. The 200,000 shares issued to the NumberCo Shareholders were valued at $2,020,000, or $10.10 per share, the fair value of the Company’s common stock based on the quoted trading price on the date of the Share Exchange Agreement (see Note 4).

Equity Incentive Plan

In August 2017, the Board approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) including the reservation of 165,000 shares of common stock thereunder.

On August 6, 2019, the Board approved and adopted, subject to stockholder approval, the U.S. Gold Corp. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan reserves 330,710 shares for future issuance to officers, directors, employees and contractors as directed from time to time by the Compensation Committee of the Board. The Board directed that the 2020 Plan be submitted to the Company’s stockholders for their approval at the 2019 Annual Meeting of Stockholders of the Company (the “Annual Meeting”), which was held on September 18, 2019. The 2020 Plan was approved by a vote of stockholders at the Annual Meeting. With the approval and effectivity of the 2020 Plan, no further grants will be made under the 2017 Plan.

Stock options issued for services

On November 26, 2019, the Company granted 5,000 options to purchase the Company’s common stock to the Company’s Chief Financial Officer. The options have a term of 10 years from the date of grant and are exercisable at an exercise price of $8.10. The options vest over 24 months at 208 options per month.

The Company used the Black-Scholes model to determine the fair value of stock options granted during the year ended April 30, 2020. In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

For the Year Ended April 30, 2020
Risk free interest rate	1.74%
Dividend yield	0.00%
Expected volatility	72%
Contractual term (in years)	10.0
Forfeiture rate	0.00%

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

The following is a summary of the Company’s stock option activity during the years ended April 30, 2020 and 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2018	153,146	17.90	3.43
Granted	—	—	—
Exercised	—	—	—
Forfeited	(7,500)	14.80	—
Cancelled	—	—	—
Balance at April 30, 2019	145,646	$18.00	2.29
Granted	5,000	8.10	10.00
Exercised	—	—	—
Forfeited	(50,646)	24.44	—
Cancelled	—	—	—
Balance at April 30, 2020	100,000	14.31	2.87

Options exercisable at end of period	76,041	$14.55
Options expected to vest	23,959	$13.54
Weighted average fair value of options granted during the period		$0.62

At April 30, 2020 and 2019, the aggregate intrinsic value of options outstanding and exercisable was $0 for each year.

Stock-based compensation for stock options recorded in the consolidated statements of operations totaled $196,046 and $328,082 for the years ended April 30, 2020 and 2019, respectively. A balance of $214,050 remains to be expensed over future vesting periods.

Stock Warrants

In relation to the issuance of the shares of Series F Convertible Preferred Stock in June 2019, the Company issued 219,375 Class A Warrants and 109,750 Class X Warrants. The fair value of the warrants was $2,022,712, as measured on the date of the issuance with a Black-Scholes pricing model using the assumptions noted in the following table:

Class A Warrants Issued During the Year Ended April 30, 2020
Expected volatility	46% - 74%
Stock price on date of grant	$11.40
Exercise price	$11.40
Expected dividends	-
Expected term (in years)	0.5 – 5
Risk-free rate	1.77% - 2.11%
Expected forfeiture rate	0%

Each Class A Warrant is exercisable to acquire one share of the Company’s common stock at an exercise price of $11.40 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. Each Class X Warrant was exercisable to acquire one share of the Company’s common stock and one Class Y Warrant at an exercise price of $11.40, for a period of six (6) months from the date of issuance. Class X Warrants expired on December 19, 2019. Each Class Y Warrant was exercisable to acquire one share of the Company’s common stock at an exercise price of $11.40 per share, commencing on the Initial Exercise Date and would have expired on a date that is the five (5) year anniversary of the Initial Exercise Date. No Class X Warrant was exercised prior to its expiration, and, as such, no Class Y Warrants were issued.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

Concurrent with the April 1, 2020 issuance of shares of common stock, the Company issued 357,142 warrants. The warrants are exercisable six months following the initial exercise date and terminate five years following issuance. The warrants have an exercise price of $7.00 per share and each warrant is exercisable to purchase one share of common stock. Generally, a holder of a warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”).

The fair value of the warrants was $1,613,765, as measured on the date of the issuance with a Black-Scholes pricing model using the assumptions noted in the following table:

Common Warrants Issued During the Year Ended April 30, 2020
Expected volatility	133.0%
Stock price on date of grant	$5.34
Exercise price	$7.00
Expected dividends	-
Expected term (in years)	5.00
Risk-free rate	0.39%
Expected forfeiture rate	0%

The fair value of the warrant would be credited to Additional paid-in capital, and also represents a deemed dividend to those shareholders, which would be charged to Additional paid-in capital, therefore with no effect on that account.

A summary of the Company’s outstanding warrants to purchase shares of common stock as of April 30, 2020 and changes during the year then ended are presented below, restated to post-split:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2018	170,236	$31.11	1.25
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2019	170,236	$31.11	1.25
Granted	357,142	7.00	4.92
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2020	527,378		3.73
Class A Warrants:
Balance at April 30, 2019	—	—	—
Granted	219,375	11.40	4.22
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2020	219,375	11.40	4.22

Class X Warrants:
Balance at April 30, 2019	—	—	—
Granted	109,750	11.40	0.50
Exercised	—	—	—
Forfeited, with no financial effect	(109,750)	11.40	—
Canceled	—	—	—
Balance at April 30, 2020	-	-	-
Class Y Warrants:
Balance at April 30, 2019	—	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2020	—	—	—
Total Warrants Outstanding at April 30, 2020	746,753	$7.41	3.88
Warrants exercisable at end of period	746,753	$7.78
Weighted average fair value of warrants granted during the period		$4.21

As of April 30, 2020, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

NOTE 9 — NET LOSS PER SHARE

Net loss per share of common stock is calculated in accordance with ASC 260, “Earnings Per Share”. Basic loss per share is computed by dividing net loss available to common stockholder, by the weighted average number of shares of common stock outstanding during the period. The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. In periods where the Company has a net loss, all dilutive securities are excluded.

	Year Ended April 30, 2020	Year Ended April 30, 2019
Common stock equivalents:
Preferred stock	20,357	-
Restricted stock units	33,117	51,200
Stock options	100,000	145,646
Stock warrants	746,753	170,236
Total	900,227	367,082

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

The future minimum lease payments at April 30, 2020 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years. The Fiscal 2020 payment was made during the quarter ended January 31, 2020:

Fiscal 2021	$2,240
Fiscal 2022	2,240
Fiscal 2023	2,240
Fiscal 2024	960
$7,680

The Company may renew each lease for a third ten-year term, which will require one annual payment of $3.00 per acre for the first year and $4.00 per acre for each year thereafter.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

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

NOTE 11 — INCOME TAX

The components of income tax provision (benefit) are as follows:

	Year Ended April 30,
	2020	2019
Current
Federal	$(438,145)	$-
State and local	-	-
Total current	(438,145)	-

Deferred
Federal	$-	$435,345
State and local	-	-
Total deferred	-	435,345
Total income tax provision (benefit)	$(438,145)	$435,345

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2020 and 2019

The Company has a net operating loss carryforward for federal tax purposes totaling approximately $24.2 million at April 30, 2020. Approximately $13.2 million expires through the year 2038, with approximately $11.0 million net operating losses incurred in fiscal 2020 and fiscal 2019 that do not expire and can be utilized to offset up to 80% of future taxable income under the Tax Cuts and Jobs Act described below. The Company has approximately $3.0 million of various state net operating loss carryforwards that expire through the year 2038; however, the Company’s business is currently conducted in states with no income tax, so these carryforwards may never be used.

The deferred tax assets are summarized as follows:

	April 30, 2020	April 30, 2019
Net operating loss carryover	$5,083,000	$3,777,000
Stock-based compensation	2,019,000	1,753,000
Capitalized exploration costs	340,000	341,000
Accrued remediation costs	7,000	3,000
Alternative minimum tax credit carryover	-	438,000
Subtotal	7,449,000	6,312,000
Less: valuation allowance	(7,449,000)	(6,312,000)
Net deferred tax asset	$-	$-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during the fiscal year April 30, 2019. The Company recognized an income tax benefit of 438,145 for the year ended April 30, 2020 as a result of the changes to tax laws and tax rates under the Act. The Act modified the application of alternative minimum tax credits previously being carried forward, to allow for refunds of the credits. The Company had been carrying forward a total of $438,000 in alternative minimum tax credits. As a result of the change, the Company received a federal tax refund during the fiscal year ended April 30, 2020 and will receive another refund of like amount in the year ending April 30, 2021.

As of April 30, 2020, the Company had deferred tax assets arising principally from the net operating loss carryforward for income tax purposes multiplied by an expected blended federal and state tax rate of 21.0%. Due to the physical presence (nexus) of the Company in the states of Wyoming and Nevada, the Company no longer has significant income or loss apportioned to any taxable state. Any minor apportionment that may occur to any taxable state will be immaterial to current and future operations of the company. Therefore, the effective state tax rate used in the calculation of deferred tax is 0%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefits of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset has been established at April 30, 2020.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows:

	Year Ended April 30,
	2020		2019
Federal income tax provision (benefit) based on statutory rate	$(1,194,000)	21.0%	$(1,598.000)	21.0%
State income tax provision (benefit), net of federal taxes	-	-%	-	-%
Change in effective state tax rate	-	-%	340,000	(4.5)%
Change in prior year estimate	(381,000)	6.7%	(971,000	12.8%
Increase (decrease) in valuation allowance	1,137,000	(20.0)%	2,664,000	(35.0)%
Total tax provision (benefit) on income (loss)	$(438,000)	7.7%	$435,000	(5.7)%

The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For both federal and state income tax purposes, the Company’s fiscal 2017 through 2020 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

NOTE 12 – SUBSEQUENT EVENTS

On June 2, 2020, 57 shares of Series G Convertible Preferred shares were converted to 20,357 common shares.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended April 30, 2020 and 2019, there were (i) no disagreements related to accounting principles or practices, financial statement disclosure or auditing scope or procedure, and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of April 30, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of April 30, 2020 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of April 30, 2020 our internal controls over financial reporting were not effective at the reasonable assurance level:

As of April 30, 2020, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the COSO framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended April 30, 2020. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	In the absence of written documentation and procedures, we perform specific review functions in preparing financial reports and disclosures to assure fair presentation of our financial reports.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended April 30, 2020, management determined that a delay of its program for compliance with the Sarbanes-Oxley Act of 2002 was necessary to conserve cash in our current financial condition. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, management has determined that for the sake of transparency and conservancy, it cannot state that internal controls over financial reporting are effective at this time.

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that there were no such changes during the quarter ended April 30, 2020.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

The following persons are our directors and executive officers and hold the offices set forth opposite their names.

Name	Age	Principal Occupation	Officer/ Director Since
Edward M. Karr	50	Chief Executive Officer, President and Director of U.S. Gold Corp.	2015
Timothy M. Janke	67	Director of U.S. Gold Corp.	2016
John N. Braca	61	Director of U.S. Gold Corp.	2017
Andrew Kaplan	52	Director of U.S. Gold Corp.	2017
Ryan K. Zinke	57	Director of U.S. Gold Corp.	2019
Douglas Newby	60	Director of U.S. Gold Corp.	2019
David Rector	72	Chief Operating Officer, Secretary of U.S. Gold Corp.	2016
Ted Sharp	63	Chief Financial Officer - Principal Financial and Accounting Officer of U.S. Gold Corp.	2018

Edward M. Karr has been serving as a Director since June 2015, and has been the President and Chief Executive Officer, and a Director of Gold King Corp. since April 2016. Mr. Karr became our President and Chief Executive Officer on May 23, 2017 and remains a member of the Board. Mr. Karr is an international entrepreneur and founder of several investment management companies based in Geneva, Switzerland. Mr. Karr was a Director and former Chair of the Audit Committee of Levon Resources, until its merger with Discovery Metals, Inc. Mr. Karr previously served on the boards of Pershing Gold Corp., PolarityTE, Inc. (formerly Majesco Entertainment Company) and Spherix Incorporated. Mr. Karr is a board member and past President of the American International Club of Geneva and Chairman of Republican’s Overseas Switzerland. Mr. Karr has more than 25 years of capital markets experience as an executive manager, financial analyst, money manager and investor. In 2004, Futures Magazine named Mr. Karr as one of the world’s Top Traders. He is a frequent contributor to the financial press. Mr. Karr previously worked for Prudential Securities in the United States. Before his entry into the financial services arena, Mr. Karr was affiliated with the United States Antarctic Program and spent thirteen consecutive months working in the Antarctic, receiving the Antarctic Service Medal for winter over contributions of courage, sacrifice and devotion. Mr. Karr studied at Embry-Riddle Aeronautical University, Lansdowne College in London, England and received a B.S. in Economics/Finance with Honours (magna cum laude) from Southern New Hampshire University. Mr. Karr is qualified to serve on our Board because of his global operating and executive management experience; deep knowledge of capital markets; experience in public company accounting, finance, and audit matters as well as his experience in a range of board and committee functions as a member of various boards.

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

John N. Braca has been serving as a member of our Board since May 2017 and was appointed Chairman in September 2018. In addition, he is a financial executive and business partner with a strong track record in portfolio management, venture capital fundraising, as well as financial and operational management. He has served as a director and board observer for life science, technology and development companies over the course of his career. Mr. Braca has also served as an active member of both Audit and Compensation Committees for both public and private companies and has led several of the public companies as the Chairman of the Audit Committee. John N. Braca has been a director of Sevion Therapeutics since October 2003. Since April 2013, Mr. Braca has been the President and sole proprietor of JNB Consulting, which provides strategic business development counsel to biotechnology companies. From August 2010 through April 2013, Mr. Braca had been the executive director controller for Iroko Pharmaceuticals, a privately-held global pharmaceutical company based in Philadelphia. From April 2006 through July 2010, Mr. Braca was the managing director of Fountainhead Venture Group, a healthcare information technology venture fund based in the Philadelphia area, and has been working with both investors and developing companies to establish exit and business development opportunities. From May 2005 through March 2006, Mr. Braca was also consultant and advisor to GlaxoSmithKline management in their research operations. From 1997 to April 2005, Mr. Braca was a general partner and director of business investments for S.R. One, Limited, or S.R. One, the venture capital subsidiary of GlaxoSmithKline. In addition, from January 2000 to July 2003, Mr. Braca was a general partner of Euclid SR Partners Corporation, an independent venture capital partnership. Prior to joining S.R. One, Mr. Braca held various finance and operating positions of increasing responsibility within several subsidiaries and business units of GlaxoSmithKline. Mr. Braca is a licensed Certified Public Accountant in the state of Pennsylvania and is affiliated with the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Mr. Braca received a Bachelor of Science in Accounting from Villanova University and a Master of Business Administration in Marketing from Saint Joseph’s University. Mr. Braca is qualified to serve on the Board because of his deep knowledge of financial and operational issues; extensive experience in operational and executive management, deep governance acumen, and strong knowledge of early stage and public companies.

The Honorable Ryan Zinke has been serving as a member of our Board since April 2019. He was born and raised in Montana and attended the University of Oregon where he was awarded All-PAC 10 honors, the Sahlstrom Award and the prestigious Emerald Cup Award for academic, leadership and athletic achievement. He then attended US Navy Officers Candidate School and completed Navy SEAL Training in 1985 and was assigned to SEAL Team ONE. Highlights of Commander Zinke’s twenty-three-year career in Special Operations includes two tours of duty at SEAL Team SIX, Acting Commander of Special Forces in Iraq, Task Force Commander in Bosnia and Kosovo, and served as the “Dean” of Special Warfare training. He was awarded the Bronze Star for combat in Iraq and is credited with conducting 360 combat missions and the capture or kill of 72 terrorists. He retired from active duty in 2008 and was elected as a Montana State Senator and later twice elected as Montana’s sole member of the US House of Representatives. He served on the House Armed Services and Natural Resources committees. In 2016, Congressman Zinke was nominated by President Donald J. Trump and later confirmed by the US Senate to serve as the 52nd US Secretary of the Interior. As Secretary, he was a champion of restoring the voice of state and local communities in land and wildlife management decisions, established and protected wildlife corridors, budgeted for the largest investment in our Nation’s history for National Parks, increased public access for recreation and traditional use, and was the principle architect of the American Energy “Dominance” policy. After 31 years of public service, President Trump accepted his resignation in 2019. The Honorable Ryan Zinke is the author of American Commander and serves on numerous boards. He holds an MBA in Finance, an MS in Global Leadership, and a BS in Geology. He is married to the former Lolita Hand of Santa Barbara, has three children and two grandchildren.

Andrew Kaplan has been serving as a member of our Board since November 2017. In addition, he is a founder of A to B Capital Management and manages the A to B Capital Special Situations Fund, LP which was launched on January 1, 2009. The fund invests in the small cap sector through private, pre-public and publicly traded companies. In addition, he has been a Vice President of Barry Kaplan Associates for the past 22 years, a leading financial public relations firm for both public and private companies in the US, Canada and abroad. Prior to working at BKA, he had six years’ experience working at major investment banks involved in deal structure, mergers and acquisitions and trading. Mr. Kaplan is a member of the Board of Directors for Coral Gold Resources, Ltd. and a former member of the Board of PolarityTE, Inc. and Naked Brand Group. He holds a BSBA from the University of Hartford in Finance and Insurance. Mr. Kaplan is qualified to serve as a director due to his extensive business and management expertise and his extensive knowledge of capital markets.

Douglas Newby has been serving on our Board from September 2019 to the present. Mr. Newby has a 35-year career in financial analysis, corporate finance and corporate management specializing in the international mining industry. He has served as Chief Financial Officer of USA Rare Earth, LLC from October 2019 to the present. From June 2017 to October 2019 has was primarily focused on his role as President of Proteus Capital Corp., a corporate advisory firm that he has owned since he formed it in 2001. From November 2005 to June 2017 he served as Chief Financial Officer of PolyMet Mining Corp., a Canadian company developing a large copper-nickel project in Minnesota, and as a member of the board of directors of PolyMet Mining, Inc. Mr. Newby was actively involved in all aspects of the company’s development, including developing a strategy for a complex environmental review process that was successfully completed during his tenure, resulting in state and federal permits being issued. Mr. Newby also managed financial reporting, internal controls, and raising more than $300 million in equity and debt and establishing and maintaining a strategic relationship with Glencore plc. Prior to joining PolyMet in 2005, Mr. Newby was Chairman, President, Chief Executive Officer and a director of Western Goldfields Inc., where he arranged finance for and negotiated the acquisition of the Mesquite gold mine from Newmont Mining in November 2003. Western Goldfields subsequently formed a core part of the formation of New Gold Inc. He started his career as an institutional investment analyst and corporate finance specialist in London and New York. He has a B.Sc.(honors) degree in mathematics from Kings College London. Mr. Newby is qualified to serve on our Board because of his more than 35 years of evaluation, financing and executive management of mines and mining companies around the world.

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

Delinquent Section 16(a) Reports

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

Independence of Directors

Our Board is currently comprised of six members, five of whom are independent directors. Mr. Karr is not an independent director. Officers are appointed and serve at the discretion of our board of directors.

The Board, upon recommendation of the Nominating and Corporate Governance Committee, unanimously determined that each of our five non-employee directors is “independent,” as such term is defined in the NASDAQ Stock Market Rules (“Stock Market Rules”).

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

The non-management directors (who also constitute all of the independent directors) meet in executive sessions in connection with regularly scheduled Board meetings and at such other times as the non-management directors deem appropriate. During the fiscal year ended April 30, 2020, these sessions were led by the lead director.

During the fiscal year ended April 30, 2020, the Board held 7 regular and special meetings, the non-management directors did not hold regular and special executive sessions, the Audit Committee held 4 regular and special meetings, the Compensation Committee held 3 regular and special meetings, and the Nominating and Corporate Governance Committee held 2 regular and special meetings. With the exception of one director absent from one meeting, each director attended 100% of the regular and special meetings of the Board and of the committees on which he or she served that were held during his or her term of office.

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

The Audit Committee has reviewed and discussed our audited financial statements for the year ended April 30, 2020 with our management and has discussed with Marcum, the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the Stock Market Rules. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that John Braca meets the qualifications of an Audit Committee financial expert. Our Audit Committee currently consists of the following members: Douglas Newby, John Braca and Andrew Kaplan. Mr. Newby serves as Chairman of the Audit Committee. The Company is in compliance with NASDAQ Listing Rule 5605(2)(A), which requires at least 3 independent directors serve on the Audit Committee.

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

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. Our Nominating and Corporate Governance Committee currently consists of the following members: John Braca, Andrew Kaplan and Ryan Zinke. Mr. Kaplan serves as Chairman of the Nominating and Corporate Governance Committee. Andrew Kaplan served as chairman of the Compensation Committee for the fiscal year ended April 30, 2020.

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

Corporate Governance Matters

We are committed to maintaining strong corporate governance practices that benefit the long-term interests of our shareholders by providing for effective oversight and management of our company. Our governance policies, including our Corporate Governance Principles, Code of Ethics, and Committee Charters can be found on our website at www.usgoldcorp.gold by following the link to “Investors” and then to “Corporate Governance” and then to “Governance Documents.”

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

Code of Ethics

Our Code of Ethics which was amended and restated as of November 2018, applies to our employees, directors, officers, contractors, consultants, and persons performing similar functions (“Covered Persons”). This includes our CEO and Chairman, our CFO, and our controller/treasurer. We require that they avoid conflicts of interest, comply with applicable laws, protect our assets, and conduct business in an ethical and responsible manner and in accordance with the Code. The Code prohibits employees from taking unfair advantage of our business partners, competitors, and employees through manipulation, concealment, misuse of confidential or privileged information, misrepresentation of material facts, or any other practice of unfair dealing or improper use of information. The Code requires employees to comply with all applicable laws, rules, and regulations wherever in the world we conduct business. This includes applicable laws on privacy and data protection, anti-corruption and anti-bribery, and trade sanctions. Our Code was initially amended and restated in 2014 (and subsequently amended and restated in 2015, 2017 and 2018) to better reflect our expanding global operations and diverse employee base, enhance its clarity and general readability, and to make other stylistic changes to more closely align the Code with our overall brand. The Code is incorporated herein by reference to this Annual Report as Exhibit 14.1. In addition, the Code is publicly available and can be found on our website at www.usgoldcorp.gold by following the link to “Investors” and then to “Corporate Governance” and may be reviewed by accessing our public filings at the SEC’s website at www.sec.gov. A copy of our Code of Ethics is available without charge, to any person desiring a copy of the Code of Ethics, by written request to us at our principal offices at 1910 E. Idaho Street, Suite 102-Box 604, Elko, NV 89801.

If we make substantive amendments to the Code, or grant any waiver, including any implicit waiver, from a provision of the Code to our CEO and Chairman, CFO, controller/treasurer, and any of our other officers, financial professionals, and persons performing similar functions, we will disclose the nature of such amendment or waiver on our website or in a report filed with the SEC on Form 8-K.

Item 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended April 30, 2020 and 2019.

Name and principal position (1)	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(4)	Option awards ($)(4)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Edward M. Karr Chief Executive Officer (PEO)	2020	$250,000	$-	$428,500	$-	$-	$-	$-	$678,500
	2019	$250,000	$-	$250,000	$118,613	$-	$-	$-	$618,613
David Rector Chief Operating Officer (COO)	2020	$180,000	$-	$251,270	$-	$-	$-	$-	$431,270
	2019	$180,000	$-	$180,000	$59,306	$-	$-	$-	$419,306
Ted Sharp(5) Principal Financial and Accounting Officer	2020	$-	$-	$-	$30,865	$-	$-	$50,405	$81,270
	2019	$-	$-	$-	$-	$-	$-	$43,867	$43,867

Notes:

(1) All executives have employment agreements with U.S. Gold Corp.

(2) The annual bonus for the executives is determined by the Board of Director’s Compensation Committee and subject to annual review and renegotiation. The current bonus targets for each executive as a percentage of base salary are as follows:

a.	President and Chief Executive Officer (CEO): 100%
b.	Chief Operating Officer (COO): 100%

(3) Ted Sharp was appointed as Chief Financial Officer on January 1, 2019.

(4) In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards or option awards, as applicable, granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Note 2 to our financial statements included in this Annual Report.

Outstanding Equity Awards at Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended April 30, 2020, to each of the then executive officers and directors named in the Summary Compensation Table.

			Option Awards		Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Andrew Kaplan	5,000	-	14.70	12/21/2022	-	-
Edward Karr(1)	37,500	12,500	14.70	12/21/2022	20,000	206,000
David Rector(1)	18,750	6,250	14.70	12/21/2022	7,500	77,250
Douglas Newby	-	-	-	-	-	-
Ted Sharp	1,041	3,959	8.10	11/26/2029	-	-
Timothy M. Janke	5,000	-	14.70	12/21/2022	-	-
Ryan Zinke	-	-	-	-	-	-
John N. Braca	5,000	-	14.70	12/21/2022	-	-

(1) Unvested option shares vest on December 21, 2021, unvested shares of common stock vest on the first to occur of the following: (i) a change in control or (ii) a material discovery of a mineral deposit by the Company.

The following table represents stock options that have been exercised and restricted stock awards that have vested as of April 30, 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)
Edward Karr	-	-	20,000	198,000
David Rector	-	-	10,000	99,000
Timothy M. Janke	-	-	7,950	79,492
Douglas Newby	-	-	6,200	60,146
John N. Braca	-	-	8,700	84,896
Ted Sharp	-	-	-	-
Andrew Kaplan	-	-	9,600	97.975
Ryan Zinke	-	-	5,000	51,500

Employment and Separation Agreements

We have current and active employment and/or separation agreements with executive officers as noted below.

On October 1, 2018, we entered into an employment agreement with our Chief Executive Officer, Edward Karr. The initial term of the Agreement is for two years ending on April 30, 2020, with automatic renewals for successive one-year terms unless terminated by written notice at least 90 days prior to the expiration of the term. Mr. Karr receives a base salary of $250,000 per year. The agreement provides for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the board of directors and to be paid in cash, stock, or a combination thereof in the discretion of the board. The agreement contains a change of control provision of one year’s salary plus bonus. Mr. Karr was issued 20,000 restricted stock units and 12,500 options to purchase shares of common stock vested during the year ended April 30, 2020. He was issued 40,000 restricted stock units and 12,500 options to purchase shares of common stock vested during the year ended April 30, 2019.

On October 1, 2018, we entered into an employment agreement with our Chief Operating Officer, and former Chief Financial Officer, David Rector (“COO”). The initial term of the agreement is for one year, with automatic renewals for successive one-year terms unless terminated by written notice at least 30 days prior to the expiration of the term. Mr. Rector receives a base salary of $15,000 per month. The agreement provides for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the board of directors and to be paid in cash, stock, or a combination thereof in the discretion of the board. The agreement contains a change of control provision of one year’s salary plus bonus. Mr. Rector was issued 7,500 restricted stock units during the year ended April 30, 2020. He was issued 20,000 restricted stock units and 6,250 options to purchase shares of common stock vested during the year ended April 30, 2019.

Effective on November 30, 2018, we entered into a consulting agreement in connection with the appointment of our Chief Financial Officer, Ted Sharp. The agreement is with Sharp Executive Associates, Inc., where Ted Sharp serves as the President. In connection with this agreement between us and Sharp Executive Associates, Inc., Mr. Sharp acts as our Principal Financial and Accounting Officer. This Agreement may be terminated upon thirty-day notice by either party. Mr. Sharp’s firm was paid $50,405 and $43,867 in consulting fees for the years ended April 30, 2020 and 2019, respectively. He was also issued options to purchase 5,000 shares of common stock during the year ended April 30, 2020.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended April 30, 2020 to each of our directors, current and former.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Edward M. Karr	$-	$-	$-	$-	$-
Timothy M. Janke	$24,000	$54,742	$-	$-	$78,742
John N. Braca	$24,000	$60,146	$-	$-	$84,146
Douglas Newby	$12,844	$60,146	$-	$-	$72,990
Andrew Kaplan	$24,000	$57,985	$-	$-	$81,985
Ryan Zinke (3)	$23,143	$51,500	$-	$45,000	$119,643

* Share ownership and option awards for each director are disclosed below in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1)	Represents the aggregate grant date fair value for stock awards granted by us in fiscal year 2020 computed in accordance with FASB ASC Topic 718. See Note 8 to our consolidated financial statements reported in our Annual Report on Form 10-K for fiscal year ended April 30, 2020 for details as to the assumptions used to determine the fair value of the stock awards.

(2)	Represents the aggregate grant date fair value for options granted by us in fiscal year 2020 computed in accordance with FASB ASC Topic 718. See Note 8 to our consolidated financial statements reported in our Annual Report on Form 10-K for fiscal year ended April 30, 2020 for details as to the assumptions used to determine the fair value of the option awards.

(3)	Concurrent with the appointment of Mr. Zinke to our Board, we retained Mr. Zinke as a consultant, pursuant to such arrangement Mr. Zinke will provide certain consulting services under the terms of the consulting agreement. Effective April 16, 2019, the consulting agreement was expanded, to which Mr. Zinke will provide certain consulting services to us, including investor relations and governmental relations services. We agreed to pay for Mr. Zinke’s services at a rate of $90,000 per year, with $45,000 per year or $3,750 per month payable in cash and $45,000 payable in our common stock. We may terminate the agreement at any time. Mr. Zinke also will be reimbursed for reasonable expenses provided that no such expenses will result in aggregate payments from us to Mr. Zinke in excess of $120,000 during any 12-month period.

Director Compensation Policy

We pay members of our Board $6,000 per quarter and compensate the Board through the issuance of stock option awards and restricted stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of July 13, 2020, the number of and percent of our common stock beneficially owned by: (1) all directors and nominees, naming them; (2) our executive officers; (3) our directors and executive officers as a group; and (4) persons or groups known by us to own beneficially 5% or more of our voting securities. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and addresses are c/o U.S. Gold Corp., 1910 E., Idaho Street, Suite 102-Box 604, Elko, NV 89801.

	Amount and Nature of Beneficial Ownership (1,2,3)
Name of Beneficial Owner	Number	Percent
John N. Braca(4)	16,315	*

Timothy M. Janke(5)	17,648	*

Edward M. Karr(6)	185,566	6.3%

Andrew Kaplan(7)	18,350	*

Douglas Newby	6,200	*

David Rector(8)	97,918	3.3%

Ted Sharp(9)	4,372	*

Ryan K. Zinke	9,592	*

Directors and Executive Officers as a group (8 persons)	355,961	11.9%

5% or Greater Shareholders	-	-

* Less than 1%.

(1)	The number of shares has been adjusted to reflect the reverse 1-for-10 reverse stock split effective March 17, 2020.
(2)	On July 13, 2020, 2,919,867 shares of Common Stock and Common Stock equivalents were outstanding.
(3)	Beneficial ownership includes all stock options and restricted awards held by a shareholder that are currently exercisable or exercisable within 60 days of July 13, 2020.
(4)	Includes options to purchase 5,000 shares of common stock at an exercise price of $14.70 per share.
(5)	Includes options to purchase 5,000 shares of common stock at an exercise price of $14.70 per share.
(6)	Includes options to purchase 37,500 shares of common stock at an exercise price of $14.70 per share. Does not include options to purchase 12,500 shares of common stock that are not exercisable within 60 days of the date of this report.
(7)	Includes options to purchase 5,000 shares of common stock at an exercise price of $14.70 per share.
(8)	Includes options to purchase 18,750 shares of common stock at an exercise price of $14.70 per share. Does not include options to purchase 6,250 shares of common stock that are not exercisable within 60 days of the date of this report.
(9)	Includes options to purchase 1,456 shares of common stock at an exercise price of $8.10 per share. Does not include options to purchase 3,544 shares of common stock that are not exercisable within 60 days of the date of this report.

EQUITY COMPENSATION PLAN INFORMATION

In August 2017, the Company’s Board of Directors approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) including the reservation of 165,000 shares of common stock thereunder.

On August 6, 2019, the Board of Directors of the Company approved and adopted, subject to stockholder approval, the U.S. Gold Corp. 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan reserves 330,710 shares for future issuance to officers, directors, employees and contractors as directed from time to time by the Compensation Committee of the Board of Directors. The Board directed that the 2020 Plan be submitted to the Company’s stockholders for their approval at the 2019 Annual Meeting of Stockholders of the Company (the “Annual Meeting”), which was held on September 18, 2019. The 2020 Plan was approved by a vote of stockholders at the Annual Meeting. With the approval and effectivity of the 2020 Plan, no further grants will be made under the 2017 Plan.

Equity Compensation Plan Information (as of April 30, 2020)

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	100,000	14.31	230,710
Equity compensation plans not approved by security holders	-	-	-
Total	100,000	14.31	230,710

In addition to our 2020 Plan, we may grant options or issue equity under employment and consulting agreements, subject to the requirements of NASDAQ. During the fiscal year ended April 30, 2020, there were no options granted.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules.

Described below are any transactions during the fiscal year ended April 30, 2020 and 2019 and any currently proposed transactions to which we were a party in which:

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

For the fiscal year ended April 30, 2020, we entered into the following transactions.

Employment agreements with our corporate officers, Mr. Karr, our Chief Executive Officer, and Mr. Rector, our Chief Operating Officer, whose annual compensations are $250,000 and $180,000, respectively, with bonuses paid in the discretion of the Board, as described in Employment and Separation Agreements above.

An engagement letter with Sharp Executive Associates, Inc., a consulting firm owned by Mr. Sharp, our Chief Financial Officer. Through Sharp Executive Associates, Inc, Mr. Sharp is compensated by the hour for time expended in his service as an officer of the Company. Mr. Sharp may also receive stock or option awards commensurate with his service as an executive officer. Mr. Sharp receives 10% of his fees in the form of shares of the Company’s common stock, valued at market prices on the date of issuance. His compensation for our fiscal years ended April 30, 2020 and 2019 in cash and stock was $50,405 and $43,867, respectively. In addition, Mr. Sharp received 5,000 options during the year ended April 30, 2020 with a fair value of $30,865.

Accounts payable to related parties as of April 30, 2020 and 2019 was $3,459 and $42,539, respectively, and was reflected as accounts payable – related party in the accompanying consolidated balance sheets. The related party to which accounts were payable as of April 30, 2020 was the Chief Financial Officer, who was owed a total of $3,459 (includes $2,700 payable in shares of common stock). The related parties to which accounts were payable as of April 30, 2019 were the former Vice President-Head of Exploration, who was owed $12,500 payable in shares of common stock and the Chief Financial Officer, who was owed a total of $30,039 (includes $14,403 payable in shares of common stock). The amounts payable in shares of common stock to these two related parties were fully vested at the date of issuance.

One director provided consulting services to us and was paid total consulting fees in the amount of $0 and $12,500 during the years ended April 30, 2020 and 2019, respectively.

On April 16, 2019, we entered into a one-year consulting agreement with Ryan Zinke, a director, to provide services related to investor and strategic introductions to potential industry partners and assistance with governmental relations. In consideration for the services, the consultant shall be paid $3,750 per month in cash, for a total of $45,000, and shares of our common stock with a value of $45,000. In April 2019, we issued 4,592 shares of our common stock in connection with this consulting agreement. We paid a total of $90,000 in cash and shares for consulting fees to Mr. Zinke during the year ended April 30, 2020.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the last two fiscal years by our independent accounting firm KBL and Marcum:

	2020	2019
Audit Fees (1)	$97,490	$103,694
Audit Related Fees (2)	-	12,013
Tax Fees (3)	-	-
Other Fees (4)	-	-
Total fees	$97,490	$115,707

(1)	Audit Fees: Audit fees paid to KBL and Marcum and for professional services associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, statutory and subsidiary audits required in certain locations, consultations concerning financial accounting and reporting standards, and regulatory filings.
(2)	Audit Related Fees: For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
(3)	Tax Fees: Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.
(4)	Other Fees: Consist of fees for product and services other than the services reported above.

Audit Committee Pre-approval Policies and Procedures

Our Audit Committee assists the Board of Directors in overseeing and monitoring the integrity of our financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board of Directors, which is available on our website at www.usgoldcorp.gold. The Audit Committee is responsible for selecting, retaining and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board of Directors for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year 2020, the Audit Committee took the following actions:

●	reviewed and discussed the audited financial statements for the fiscal year ended April 30, 2020 with management and Marcum, our independent public accountant;

●	discussed with Marcum the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit; and

●	received written disclosures and the letter from Marcum regarding its independence as required by applicable requirements of the PCAOB regarding Marcum communications with the Audit Committee and the Audit Committee further discussed with Marcum its independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

EXHIBIT INDEX

2.1	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017. Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.2	Certificate of Amendment to Articles of Incorporation dated July 6, 2016. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.4	Certificate of Designations, Preferences and Rights of 0% Series B Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.5	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series D Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.6	Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on May 26, 2017.

3.7	Amended and Restated Bylaws. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 23, 2016.

3.8	Certificate of Designations, Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series F Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

3.9	Certificate of Amendment of Articles of Incorporation of U.S. Gold Corp. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 19, 2020.

3.10	Certificate of Designation of 0% Series G Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on March 30, 2020.

3.11	Certificate of Amendment to Articles of Incorporation dated May 2, 2017. Incorporated by reference from Exhibit 3.3 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333-239062 on June 9, 2020.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

4.2	Form of Class X Warrant Certificate. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.3	Form of Class Y Warrant Certificate. Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.4	Form of Class A Warrant Certificate. Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.5	Form of Common Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 30, 2020.

4.6*	Description of Securities

10.1	2014 Equity Incentive Plan.(1) Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10.2	2017 Equity Incentive Plan.(1) Incorporated by reference from Appendix A to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on July 31, 2017, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 12, 2017.

10.3	Employment Agreement dated October 1, 2018 by and between Edward M. Karr and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on November 2, 2018.

10.4	Employment Agreement dated October 1, 2018 by and between David Rector and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on November 2, 2018.

10.5	Consulting Agreement with Sharp Executive Associates, Inc. dated November 30, 2018.(1) Incorporated by reference from Exhibit 10.01 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on December 31, 2018.

10.6	Consulting Agreement dated April 12, 2019 by and between Ryan K. Zinke and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on April 16, 2019.

10.7	Securities Purchase Agreement dated June 19, 2019. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on June 20, 2019.

10.8	Share Exchange Agreement with 2637262 Ontario Inc. Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on September 11, 2019.

10.9	Form of Common Warrant. Incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on March 30, 2020

10.10	Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on March 30, 2020.

10.11	Exchange Agreement for Series F Preferred Convertible shares for Series G Preferred Convertible shares. Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-8266, on March 30, 2020.

10.12	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

10.13	Restricted Stock Unit Award Agreement, dated as of September 18, 2019, by and between Edward Karr and U.S. Gold Corp. Incorporated by reference from Exhibit 10.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

10.14	Restricted Stock Unit Award Agreement, dated as of September 18, 2019, by and between David Rector and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2019.

10.15	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.16	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.17	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.18*	Keystone Purchase and Sale Agreement, As Amended and Restated between Nevada Gold Ventures, LLC; Americas Gold Exploration, Inc.; U.S. Gold Corp.; and U.S. Gold Acquisition Corporation, dated May 25, 2016.

14.1*	Code of Ethics as adopted, amended and restated by the Corporation on November 1, 2018.

21.1	List of Subsidiaries. Incorporated by reference from Exhibit 21.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, SEC file number 333-239146 on June 12, 2020.

23.1*	KBL, LLP consent

23.2*	Marcum LLP consent

31.1	Rule 13a-14(a) Certification of Edward Karr

31.2	Rule 13a-14(a) Certification of Ted Sharp

32.1	Section 1350 Certification of Edward Karr (Furnished not Filed)

32.2	Section 1350 Certification of Ted Sharp (Furnished not Filed)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link base Document

101.LAB	XBRL Taxonomy Extension Label Link base Document

101.PRE	XBRL Taxonomy Extension Presentation Link base Document

101.DEF	XBRL Taxonomy Extension Definition Link base Document

* Furnished herewith

(1) Management Contract or Compensatory Plan or Arrangement

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

U.S. GOLD CORP.

Date: July 13, 2020	By:	/s/ EDWARD M. KARR
Edward M. Karr
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 13, 2020	By:	/s/ TED SHARP
Ted Sharp
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 13, 2020	By:	/s/ Edward M. Karr
Edward M. Karr, Director and Chairman

Date: July 13, 2020	By:	/s/ John N, Braca
John N Braca, Director

Date: July 13, 2020	By:	/s/ Timothy M. Janke
Timothy M. Janke, Director

Date: July 13, 2020	By:	/s/ Andrew Kaplan
Andrew Kaplan, Director

Date: July 13, 2020	By:	/s/ Douglas Newby
Douglas Newby, Director

Date: July 13, 2020	By:	/s/ Ryan K. Zinke
Ryan K. Zinke, Director

