Form 10-Q
period 2020-07-31
U.S. GOLD CORP.
filed 2020-09-11
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

Commission file number: 001-08266

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of September 11, 2020, there were 3,589,178 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

●	our plans to conduct geologic surveys and determine the scope of our drilling program during our fiscal year ended April 30, 2021,
●	the impact of COVID-19 on our business and exploration activities,
●	our ability to maintain compliance with the NASDAQ Capital Market’s listing standards,
●	the conclusions of additional exploration programs and related studies,
●	expectations and the timing and budget for exploration and future exploration of our properties,
●	our planned expenditures during our fiscal year ended April 30, 2021 and future periods,
●	our estimates of the cost of future permitting changes and additional bonding requirements,
●	future exploration plans and expectations related to our properties,
●	our ability to fund our business with our current cash reserves based on our currently planned activities,
●	our expected cash needs and the availability and plans with respect to future financing,
●	statements concerning our financial condition,
●	our anticipation of future environmental and regulatory impacts,
●	our business and operating strategies, and
●	statements related to operating and legal risks.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including the risk factors described in this report and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2020	2020

ASSETS
CURRENT ASSETS:
Cash	$1,737,047	$2,749,957
Income tax receivable	219,072	219,072
Prepaid expenses and other current assets	388,715	212,718

Total current assets	2,344,834	3,181,747

NON - CURRENT ASSETS:
Property, net	129,171	133,371
Reclamation bond deposit	377,556	355,556
Mineral rights	6,163,559	6,163,559

Total non - current assets	6,670,286	6,652,486

Total assets	$9,015,120	$9,834,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$185,810	$154,381
Accounts payable - related parties	34,497	3,459

Total current liabilities	220,307	157,840

LONG- TERM LIABILITIES
Asset retirement obligation	172,452	168,392

Total liabilities	392,759	326,232

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; none issued and outstanding as of July 31, 2020 and April 30, 2020)	-	-
Convertible Series G Preferred stock ($0.001 Par Value; 127 Shares Authorized; none and 57 issued and outstanding as of July 31, 2020 and April 30, 2020)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 2,925,625 and 2,903,393 shares issued and outstanding as of July 31, 2020 and April 30, 2020)	2,926	2,903
Additional paid-in capital	41,164,507	41,093,050
Accumulated deficit	(32,545,072)	(31,587,952)

Total stockholders’ equity	8,622,361	9,508,001

Total liabilities and stockholders’ equity	$9,015,120	$9,834,233

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2020	July 31, 2019

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	194,273	287,082
Exploration costs	74,348	195,393
Professional and consulting fees	550,800	644,073
General and administrative expenses	137,699	182,051

Total operating expenses	957,120	1,308,599

Loss before benefit (provision) for income taxes	(957,120)	(1,308,599)

Benefit (provision) for income taxes	-	-

Net loss	(957,120)	(1,308,599)

Deemed dividend related to beneficial conversion feature of preferred stock	-	(2,022,712)

Net loss applicable to U.S. Gold Corp. common shareholders	$(957,120)	$(3,331,311)

Net Loss per common share, basic and diluted	$(0.33)	$(1.65)

Weighted average common shares outstanding - basic and diluted	2,916,670	2,015,365

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

	Preferred Stock - Series F		Preferred Stock - Series G		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2020	-	$-	57	$-	2,903,393	$2,903	$41,093,050	$(31,587,952)	$9,508,001

Conversion of preferred stock into common stock	-	-	(57)	-	20,357	21	(21)	-	-

Stock options granted for services	-	-	-	-	-	-	51,262	-	51,262

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	1,875	2	20,216	-	20,218

Net loss	-	-	-	-	-	-	-	(957,120)	(957,120)

Balance, July 31, 2020	-	$-	-	$-	$2,925,625	$2,926	$41,164,507	$(32,545,072)	$8,622,361

	Preferred Stock - Series F		Preferred Stock - Series G		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2019	-	$-	-	$-	1,986,063	$1,986	$33,425,931	$(26,275,102)	$7,152,815

Issuance of preferred stock and warrants for cash, net of offering cost	1,250	1	-	-	-	-	2,401,201	-	2,401,202

Conversion of preferred stock into common stock	(616)	-	-	-	108,071	108	(108)	-	-

Issuance of common stock for services	-	-	-	-	2,153	2	24,998	-	25,000

Issuance of common stock for accrued services	-	-	-	-	1,068	1	12,499	-	12,500

Stock options granted for services	-	-	-	-	-	-	52,214	-	52,214

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-	-	-	52,682	-	52,682

Cancellation of common stock	-	-	-	-	(8,500)	(9)	9	-	-

Deemed dividends - series F preferred stock	-	-	-	-	-	-	2,022,712	(2,022,712)	-

Net loss	-	-	-	-	-	-	-	(1,308,599)	(1,308,599)

Balance, July 31, 2019	634	1	-	-	2,088,855	2,088	37,992,138	(29,606,413)	8,387,814

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2020	July 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(957,120)	$(1,308,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,200	2,423
Accretion	4,060	2,140
Stock based compensation	71,480	129,896
Amortization of prepaid stock based expenses	-	53,210
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(175,997)	(67,982)
Reclamation bond deposit	(22,000)	(16,109)
Accounts payable	31,429	157,075
Accounts payable - related parties	31,038	(6,364)
Accrued liabilities	-	(5,367)

NET CASH USED IN OPERATING ACTIVITIES	(1,012,910)	(1,059,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock and warrants, net of issuance cost	-	2,401,202

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,401,202

NET (DECREASE) INCREASE IN CASH	(1,012,910)	1,341,525

CASH - beginning of year	2,749,957	2,197,181

CASH - end of period	$1,737,047	$3,538,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for accrued services	$-	$12,500
Deemed dividends - Series F preferred stock	$-	$2,022,712
Issuance of common stock in connection with conversion of preferred stock	$21	$108

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its name to U.S. Gold Corp. from Dataram Corporation.

On June 13, 2016, Gold King Corp. (“Gold King”), a private Nevada corporation, entered into an Agreement and Plan of Merger (the “Gold King Merger Agreement”) with the Company, the Company’s wholly-owned subsidiary Dataram Acquisition Sub, Inc., a Nevada corporation (“Acquisition Sub”), and all of the principal shareholders of Gold King. Upon closing of the transactions contemplated under the Gold King Merger Agreement (the “Gold King Merger”), Gold King merged with and into Acquisition Sub with Gold King as the surviving corporation and became a wholly-owned subsidiary of the Company. The Gold King Merger was treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. The financial statements are those of Gold King (the accounting acquirer) prior to the merger and include the activity of the Company (the legal acquirer) from the date of the Gold King Merger. Gold King is a gold and precious metals exploration company pursuing exploration and development opportunities primarily in Nevada and Wyoming. The Company has a wholly owned subsidiary, U.S. Gold Acquisition Corporation, formerly Dataram Acquisition Sub, Inc. (“U.S. Gold Acquisition”), a Nevada corporation which was formed in April 2016.

On May 23, 2017, the Company closed the Gold King Merger with Gold King. The Gold King Merger constituted a change of control and the majority of the board of directors changed with the consummation of the Gold King Merger. The Company issued shares of common stock to Gold King which represented approximately 90% of the combined company.

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

On August 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gold King Acquisition Corp. (“Acquisition Corp.”), a wholly owned subsidiary of the Company, Northern Panther Resources Corporation (“Northern Panther” or “NPRC”) and the Stockholder Representative named therein, pursuant to which Acquisition Corp. merged with and into NPRC, with NPRC surviving as a wholly-owned subsidiary of the Company (see Note 11).

On March 17, 2020, the board of directors (the “Board”) of the Company approved a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), and on March 18, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on March 19, 2020, and the Company’s common stock began trading on a split-adjusted basis when the market opened on March 20, 2020. Accordingly, all common share and per share data are retrospectively restated to give effect of the split for all periods presented herein.

None of the Company’s properties contain proven and probable reserves and all of the Company’s activities are exploratory in nature.

Unless the context otherwise requires, all references herein to the “Company” refer to U.S. Gold Corp. and its consolidated subsidiaries.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of July 31, 2020. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2020, which are contained in the Form 10-K filed on July 13, 2020. The unaudited condensed consolidated balance sheet as of April 30, 2020 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results for the three-month period ended July 31, 2020 are not necessarily indicative of the results to be expected for the year ending April 30, 2021.

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

At July 31, 2020 and April 30, 2020, the Company had no financial instruments or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $388,715 and $212,718 at July 31, 2020 and April 30, 2020, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, and business advisory services, insurance premiums, mining claim fees and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the periods ended July 31, 2020 and April 30, 2020.

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

JULY 31, 2020

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

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. During the periods ended July 31, 2020 and April 30, 2020, the Company’s outstanding convertible preferred shares were accounted for as equity, with no liability recorded.

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

JULY 31, 2020

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

The Unaudited Condensed Statements of Operations includes a tax refund receivable of $219,072 for the periods ended July 31, 2020 and April 30, 2020, under the Tax Cuts and Jobs Act of 2017 for carryovers of previously paid alternative minimum tax by Dataram Corporation.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of July 31, 2020, the Company had cash of approximately $1.7 million, working capital of approximately $2.1 million, and an accumulated deficit of approximately $32.5 million. The Company had a net loss and cash used in operating activities of approximately $957,000 and $1.0 million, respectively, as of July 31, 2020. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of July 31, 2020, the Company had sufficient cash to fund its operations for approximately 6 to 9 months, prior to its merger with NPRC subsequent to the end of the quarter, and expected that it would be required to raise additional funds to fund its operations thereafter. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Subsequent to the close of the quarter ended July 31, 2020, on August 11, 2020, the Company closed on a merger with Acquisition Corp and NPRC, together with a concurrent equity placement, under which the Company added approximately $7.9 million of net proceeds to its cash reserves. Upon receipt of the additional proceeds from the equity raise on August 11, 2020, the Company believes, but it cannot be certain it has adequate resources to fund its operations along with its long-term exploration activities for a period of at least 12 months from the date these financial statements are available until additional cash is raised.

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

As of the dates presented, mineral properties consisted of the following:

	July 31, 2020	April 30, 2020
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Gold Bar North Project	56,329	56,329
Maggie Creek Project	1,986,607	1,986,607
Total	$6,163,559	$6,163,559

NOTE 5 — PROPERTY

As of the dates presented, property consisted of the following:

	July 31, 2020	April 30, 2020
Site costs	$151,057	$151,057
Less: accumulated depreciation	(21,886)	(17,686)
Total	$129,171	$133,371

For the three-month periods ended July 31, 2020 and 2019, depreciation expense amounted to $4,200 and $2,423, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold Project and Keystone Project, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

	July 31, 2020	April 30, 2020

Balance, beginning of period	$168,392	$88,746
Addition and changes in estimates	-	69,172
Accretion expense	4,060	10,474
Balance, end of period	$172,452	$168,392

For the three-month periods ended July 31, 2020 and 2019, accretion expense amounted to $4,060 and $2,140, respectively. There were no exploration activities or new disturbance on any of the Company’s projects during the three months ended July 31, 2020.

NOTE 7 — RELATED PARTY TRANSACTIONS

On April 16, 2019, the Company entered into a one-year consulting agreement with a director of the Company for providing services related to investor and strategic introduction to potential industry partners. In consideration for the services, the consultant was paid $3,750 per month in cash, and total shares of the Company’s common stock with a value of $45,000. In April 2019, the Company issued 4,592 shares of the Company’s common stock, valued at $45,000 at the market price on the dates of grant, in connection with this consulting agreement. This agreement was not renewed. The Company paid consulting fees to such director of $0 and $11,250 in cash during the three-month periods ended July 31, 2020 and 2019, respectively.

Accounts payable to related parties as of July 31, 2020 and April 30, 2019 was $34,497 and $3,459, respectively, and was reflected as accounts payable – related party in the accompanying consolidated balance sheets. The related party to which accounts were payable as of July 31, 2020 and 2019, was the Chief Financial Officer, who was owed a total of $34,497 (including $10,839 payable in shares of common stock) and a total of $3,459 (including $2,700 payable in shares of common stock), respectively.

NOTE 8 — STOCKHOLDERS’ EQUITY

As of July 31, 2020, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock and 127 shares are designated as Series G Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

Effective on March 19, 2020, the Company filed an amendment to the Articles of Incorporation to effect the Reverse Stock Split (see Note 1). All share and per share information in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split. As of July 31, 2020, there were 2,925,625 shares of common stock issued and outstanding, and no shares of preferred stock outstanding.

Series G Convertible Preferred Stock

During the quarter ended July 31, 2020, the Company issued an aggregate of 20,357 shares of the Company’s common stock in exchange for the conversion of 57 shares of Series G Preferred Stock. As of July 31, 2020, all Series G Preferred Stock had converted and there were no shares of Series G Preferred Stock outstanding.

Common Stock Issued, Restricted Stock Awards, and RSUs Granted for Services

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

On July 31, 2020, the Compensation Committee of the Board awarded four directors of the Company an aggregate of 1,875 shares of restricted stock pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 1,875 shares of restricted stock had a fair value of $15,244, or $8.13 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. These shares were issued subsequent to the close of the fiscal quarter ended July 31, 2020.

A total of $20,218 and $52,682 was expensed for the three-month periods ended July 31, 2020 and 2019, respectively. A balance of $334,750 remains to be expensed over future vesting periods.

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

Stock options

The following is a summary of the Company’s stock option activity during the periods ended July 31, 2020 and April 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2020	100,000	$14.31	2.87
Granted	-	-	-
Exercised	—	—	—
Forfeited	-	-	—
Cancelled	—	—	—
Balance at July 31, 2020	100,000	14.31	2.63

Options exercisable at end of period	76,667	$14.49
Options expected to vest	23,333	$13.69
Weighted average fair value of options granted during the period		$-

At July 31, 2020 and April 30, 2020, the aggregate intrinsic value of options outstanding and exercisable was $150 and $0 for each period.

Stock-based compensation for stock options recorded in the consolidated statements of operations totaled $51,262 and $52,214 for the three-month periods ended July 31, 2020 and 2019, respectively. A balance of $162,788 remains to be expensed over future vesting periods.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of July 31, 2020 and changes during the three-month period then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2020	527,378	$14.83	3.73
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at July 31, 2020	527,378	14.83	3.48
Class A Warrants:
Balance at April 30, 2020	219,375	11.40	4.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at July 31, 2020	219,375	11.40	3.97
Total Warrants Outstanding at July 31, 2020	746,753	$13.82	3.62
Warrants exercisable at end of period	389,611	$20.07
Weighted average fair value of warrants granted during the period		$—

As of July 31, 2020, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

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

	July 31, 2020	July 31, 2019
Common stock equivalents:
Preferred stock	-	-
Restricted stock units	32,500	111,228
Stock options	100,000	136,895
Stock warrants	746,753	499,360
Total	879,253	747,483

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The CK Gold property position consists of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases. These leases were assigned to the Company in July 2014 through the acquisition of the CK Gold Project. Leases to explore for or use of natural resources are outside the scope of ASU 2016-02 “Leases”. There are no lease contracts for office space or other Company expenses which qualify for treatment as capital assets under ASU 2016-02.

The Company’s rights to the CK Gold Project arise under two State of Wyoming mineral leases; 1) State of Wyoming Mining Lease No. 0-40828, consisting of 640 acres, and 2) State of Wyoming Mining Lease No. 0-40858 consisting of 480 acres.

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

JULY 31, 2020

FOB Mine Value per Ton	Percentage Royalty
$00.00 to $50.00	5%
$50.01 to $100.00	7%
$100.01 to $150.00	9%
$150.01 and up	10%

The future minimum lease payments at July 31, 2020 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2021	$2,240
Fiscal 2022	2,240
Fiscal 2023	2,240
Fiscal 2024	960
$7,680

The Company may renew each lease for a third ten-year term, which will require one annual payment of $3.00 per acre for the first year and $4.00 per acre for each year thereafter.

Orevada option:

Pursuant to the acquisition of NumberCo on September 10, 2019, the Company acquired from Orevada its right to the Option Agreement. The option agreement grants Orevada the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing the Initial Earn-in over a seven-year period, as amended for year one and two to move the $100,000 first year earn-in into the second year:

First agreement year	$0
Second agreement year	300,000
Third agreement year	500,000
Fourth agreement year	700,000
Fifth agreement year	1,000,000
Sixth agreement year	1,000,000
Seventh agreement year	1,000,000
$4,500,000

The Initial Earn-in is vested by paying $250,000 to Renaissance at the end of the Initial Earn-in period.

NOTE 11 — SUBSEQUENT EVENTS

Northern Panther Merger Agreement

On August 10, 2020, the Company entered into the Merger Agreement with Acquisition Corp., NPRC and the Stockholder Representative named therein, pursuant to which Acquisition Corp. merged with and into NPRC, with NPRC surviving as a wholly-owned subsidiary of the Company (such transaction, the “Merger”).

At the closing of the Merger, which occurred on August 11, 2020, the shares of common stock of NPRC outstanding immediately prior to the Merger (other than shares held as treasury stock) were converted into and represent the right to receive (i) 581,053 shares of the Company’s common stock, par value $0.001 per share, and (ii) 106,894 shares of the Company’s Series H Convertible Preferred Stock, par value $0.001 per share (the “Series H Preferred Stock” and, together with the common stock, the “Merger Consideration”), which Series H Preferred Stock is expected to convert into common stock on a 1 for 10 basis upon receipt of the approval by the requisite vote of the Company’s stockholders at the next annual general meeting, scheduled for October 27, 2020.

The Series H Preferred Stock issued as part of the Merger Consideration is convertible at the option of the holder, subject to an exchange cap, which prohibits the conversion of the Series H Preferred Stock if such conversion would result in a violation of the rules of the Nasdaq Capital Market. Holders of the Series H Preferred Stock have the same voting rights and liquidation preference as holders of common stock, on an as-converted basis.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

The common stock issued pursuant to the Merger Agreement as part of the Merger Consideration is being sold as “restricted stock” subject to the six-month minimum hold period under Rule 144 under the Securities Act of 1933, as amended. In addition, pursuant to certain leak-out agreements entered into concurrently with the execution of the Merger Agreement by and between the stockholders of NPRC and the Company, the shares of common stock issued pursuant to the Merger Agreement, including shares issued upon conversion of the Series H Convertible Preferred Stock, are subject to a leak-out provision limiting future share sales of the Company’s common stock held by the holders of such shares to no more than 10% of the daily trading volume.

In connection with the Merger, Luke Norman Consulting Ltd. received a finder’s fee equal to the quotient of (a) 5% of the purchase value for the Merger and (b) the 30-day Volume Weighted Average Price (“VWAP”) of a share of our common stock as reported on the Nasdaq Capital Market prior to the execution Merger Agreement, which was paid in 82,500 shares restricted common stock on the closing date of the Merger.

Total consideration given consist of the common shares and common share equivalents of 1,650,000 shares, valued at the Volume Weighted Average Price for the 30-day period immediately prior to the date of the Merger Agreement of $7.6612 per common share, or $12,640,980. Net assets purchased consist of:

Cash – US Dollars	$2,500,000
Intangible assets – (mineral rights) Challis Gold Project	10,249,632
Total assets acquired at fair value	12,749,632
Total Liabilities assumed at fair value – US Dollars	(108,652)
Total purchase consideration	$12,640,980

Accounting Treatment

Management analyzed the Merger Agreement to determine if the Company acquired a business or acquired assets. The FASB issued new guidance (ASU 2017-01) that changed the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. Under the ASU, a set is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets.

Pursuant to ASC 805-10-55-5, to be capable of being conducted and managed, as further described in 805-10-55-3A, an integrated set of activities and assets require two essential elements, at a minimum, include inputs and substantive process that together significantly contribute to the ability to create output. Management first considered the guidance in paragraphs 805-10-55-5A through 55-5C.

Per 805-10-55-5A, if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. Gross assets acquired should exclude cash and cash equivalents, as well as other identified assets which are not part of this acquisition.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

The identifiable assets that could be recognized in the agreements are 1) cash and 2) mineral rights on a gold exploration project in Idaho called the Challis Gold exploration project. Pursuant to 805-10-55-5A, NPRC is a newly formed Nevada corporation, with limited operating history and no established bank or business accounts. The only identifiable assets are the escrowed $2.5 million in cash (excluded from the analysis per ASC 8005-10-55-5A) and the Challis Gold Project. Management has excluded cash in the determination of the gross assets, and thus determined that the Challis Gold project represents substantially all of the fair value of the gross assets.

Pursuant to ASC 805-10-55-5A, the Company concludes that the acquisition of NPRC, and its wholly owned subsidiaries, is an acquisition of assets.

Securities Purchase Agreement

In connection with the Merger, on August 10, 2020, the Company entered into a securities purchase agreement (the “SPA”) with certain investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in a private placement (i) an aggregate of 921,666 shares of the Company’s Series I Convertible Preferred Stock, par value $0.001 per share (the “Series I Preferred Stock”) and (ii) warrants to purchase an aggregate of 921,666 shares of common stock at an exercise price of $6.00 per share (the “Warrants”) for aggregate consideration of $5,530,004.

The Series I Preferred Stock has substantially the same terms as the Series H Preferred Stock, except that each share of Series I Preferred Stock is convertible into one share of common stock, and is subject to an exchange cap. The Warrants are exercisable in whole or in part at any time, from time to time following the initial exercise date, terminate five years following the issuance, and are subject to an exchange cap. The sale of the Series I Preferred Stock and Warrants under the SPA closed on August 11, 2020.

The Warrants and the shares of the Company’s common stock issuable upon the exercise of the Warrants, the conversion of the Series H Preferred Stock, and the conversion of the Series I Preferred Stock are not being registered under the Securities Act and are being offered pursuant to and in reliance on the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K filed with the Commission on July 13, 2020.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of July 31, 2020, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three-month periods ended July 31, 2020 and 2019, and our unaudited interim condensed consolidated cash flows for the three-month periods ended July 31, 2020 and 2019. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Overview

We are an exploration company that owns certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming and the Keystone, Gold Bar North, Maggie Creek Projects in Nevada and most recently the Challis Gold Project in Idaho. None of our properties contain any proven and probable reserves under SEC Industry Guide 7, and all of our activities on our properties are exploratory in nature.

During the three-months ended July 31, 2020, we focused primarily on continued interpretation of our 2019 drilling program at our Keystone Project and enhancing our understanding of that property through continuing analytics. In addition, we commenced an internal analysis of our newly acquired Maggie Creek exploration project. An overview of certain significant events follows:

●	On May 13, 2020, we announced the results of a district-wide gravity survey at the Maggie Creek Project. The results are being interpreted in conjunction with all the prior historic drilling.

●	On May 20, 2020, we announced our Proposed 2020 Keystone exploration plans. These plans remain subject to refinement and to acquiring the necessary budget to execute them.

●	On May 26, 2020, we announced the intention to advance our CK Gold Project (formerly known as Copper King) from the Preliminary Economic Assessment (“PEA”) level to a Preliminary Feasibility Study (“PFS”).

Recent Developments

Merger Agreement and Sale of Unregistered Equity Securities

On August 10, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gold King Acquisition Corp., a wholly owned subsidiary of U.S. Gold Corp. (“Acquisition Corp.”), Northern Panther Resources Corporation (“Northern Panther” or “NPRC”) and the Stockholder Representative named therein, pursuant to which Acquisition Corp. merged with and into NPRC, with NPRC surviving as our wholly-owned subsidiary (such transaction, the “Merger”).

At the closing of the Merger, which occurred on August 11, 2020, the outstanding shares of common stock of NPRC outstanding immediately prior to the Merger were converted into and represent the right to receive (i) 581,053 shares of our common stock, par value $0.001 per share, and (ii) 106,894 shares of our Series H Convertible Preferred Stock, par value $0.001 per share (the “Series H Preferred Stock” and, together with the common stock, the “Merger Consideration”), which Series H Preferred Stock is expected to convert into common stock on a 1 for 10 basis upon receipt of the approval by the requisite vote of our stockholders at the next annual general meeting on October 27, 2020 (the “Company Shareholder Meeting”), as described below.

The Series H Preferred Stock to be issued as part of the Merger Consideration is convertible at the option of the holder, subject to an exchange cap, which prohibits the conversion of the Series H Preferred Stock if such conversion would result in a violation of the rules of the Nasdaq Capital Market. Holders of the Series H Preferred Stock have the same voting rights and liquidation preference as holders of common stock, on an as-converted basis.

The common stock issued pursuant to the Merger Agreement as part of the Merger Consideration is being sold as “restricted stock” subject to the six-month minimum hold period under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). In addition, pursuant to certain leak-out agreements (the “Leak-Out Agreements”) entered into concurrently with the execution of the Merger Agreement by and between the stockholders of NPRC and us, the shares of common stock issued pursuant to the Merger Agreement, including shares issued upon conversion of the Series H Convertible Preferred Stock, are subject to a leak-out provision limiting future share sales of our common stock held by the holders of such shares to no more than 10% of the daily trading volume.

The Merger Agreement includes customary representations and warranties of the Company, Acquisition Corp. and NPRC. In connection with the Merger, Luke Norman Consulting Ltd. received a finder’s fee equal to the quotient of (a) 5% of the purchase value for the Merger and (b) the 30-day Volume Weighted Average Price (“VWAP”) of a share of our common stock as reported on the Nasdaq Capital Market prior to the execution Merger Agreement, which was paid in 82,500 shares restricted common stock on the closing date of the Merger.

Total consideration given consist of the common shares and common share equivalents of 1,650,000 shares, valued at the VWAP for the 30-day period immediately prior to the date of the Merger Agreement of $7.6612 per common share, or $12,640,980. Net assets purchased consist of:

Cash – US Dollars	$2,500,000
Intangible assets – (mineral rights) Challis Gold Project	10,249,632
Total assets acquired at fair value	12,749,632
Total Liabilities assumed at fair value – US Dollars	(108,652)
Total purchase consideration	$12,640,980

Accounting Treatment

Management analyzed the Merger Agreement to determine if the Company acquired a business or acquired assets. The FASB issued new guidance (ASU 2017-01) that changed the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Under the ASU, a set is not a business when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets.

Pursuant to ASC 805-10-55-5, to be capable of being conducted and managed, as further described in 805-10-55-3A, an integrated set of activities and assets require two essential elements, at a minimum, include inputs and substantive process that together significantly contribute to the ability to create output. Management first considered the guidance in paragraphs 805-10-55-5A through 55-5C.

Per 805-10-55-5A, if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business. Gross assets acquired should exclude cash and cash equivalents, as well as other identified assets not included in this acquisition.

The identifiable assets that could be recognized in the agreements are 1) cash and 2) mineral rights on a gold exploration project in Idaho called the Challis Gold exploration project. Pursuant to 805-10-55-5A, NPRC is a newly formed Nevada corporation, with limited operating history and no established bank or business accounts. The only identifiable assets are the escrowed $2.5 million in cash (excluded from the analysis per ASC 8005-10-55-5A) and the Challis Gold Project. Management has excluded cash in the determination of the gross assets, and thus determined that the Challis Gold project represents substantially all of the fair value of the gross assets.

Pursuant to ASC 805-10-55-5A, we conclude that the acquisition of NPRC, and its wholly owned subsidiaries, is an acquisition of assets.

Securities Purchase Agreement

In connection with the Merger, on August 10, 2020, we entered into a securities purchase agreement (the “SPA”) with certain investors (the “Purchasers”), pursuant to which we sold to the Purchasers in a private placement (i) an aggregate of 921,666 shares of our Series I Convertible Preferred Stock, par value $0.001 per share (the “Series I Preferred Stock”) and (ii) warrants to purchase an aggregate of 921,666 shares of common stock at an exercise price of $6.00 per share (the “Warrants”) for aggregate consideration of $5,530,004.

The Series I Preferred Stock has substantially the same terms as the Series H Preferred Stock, except that each share of Series I Preferred Stock is convertible into one share of common stock, and is subject to an exchange cap. The Warrants are exercisable in whole or in part at any time, from time to time following the initial exercise date, terminate five years following the issuance, and are subject to an exchange cap. The sale of the Series I Preferred Stock and Warrants under the SPA closed on August 11, 2020.

The Warrants and the shares of the Company’s Common Stock issuable upon the exercise of the Warrants, the conversion of the Series H Preferred Stock, and the conversion of the Series I Preferred Stock are not being registered under the Securities Act and are being offered pursuant to and in reliance on the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

Voting Agreements

On August 10, 2020, concurrently with the execution of the Merger Agreement, certain of our stockholders identified therein, including each of our directors and executive officers, entered into a Voting Agreement with the Stockholder Representative (the “Company Stockholder Agreement”), pursuant to and on the terms and subject to the conditions of which, among other things, each such stockholder agreed to vote (or acted upon by written consent) all of such stockholder’s shares of Company common stock, in favor of the conversion of the Series H Preferred Stock, at the Company Shareholder Meeting. As of August 10, 2020, the stockholder parties to the Company Stockholder Agreement owned 357,836 shares of the Company common stock, representing approximately 12.20% of the Company common stock issued and outstanding at such time. The Company Stockholder Agreement will terminate on the earlier to occur of (i) the conclusion of the Company Shareholder Meeting and (ii) the termination of the Merger Agreement.

Also on August 10, 2020, concurrently with the execution of the Merger Agreement, the stockholders of NPRC identified therein, entered into a Voting Agreement with us, (the “Northern Panther Stockholder Agreement”), pursuant to and on the terms and subject to the conditions of which, among other things, each such stockholder agreed to vote (or acted upon by written consent) all of such stockholder’s shares of common stock of NPRC, among other things, (a) in favor of the adoption of the Merger Agreement (as amended from time to time) and (b) against any proposal for any recapitalization, merger, sale of assets or other business combination between NPRC or any of its subsidiaries and any person or entity other than the Company or any of its affiliates. As of August 10, 2020, the stockholder parties to the Northern Panther Voting Agreement owned all of the issued and outstanding shares of common stock of NPRC.

Change in Corporate Officers

Pursuant to the terms and conditions of the Merger Agreement, on August 11, 2020, Mr. Edward M. Karr relinquished his position as President, and the board appointed Mr. George Bee as President of the Company. Mr. Karr remains Chief Executive Officer and a director of the Company. In addition, pursuant to the Merger Agreement, we are required to seek the approval of our stockholders for the conversion of the Series H Preferred Stock and nominate Mr. Bee and Mr. Robert Schafer for election to the Board at the Company Shareholder Meeting.

Mr. Bee will serve until a successor is chosen and qualified, or until his earlier resignation or removal. Mr. Bee, age 62, is a senior mining industry executive, with deep operational experience. He has an extensive career operating and developing world-class gold mining projects throughout the world. Mr. Bee was the past president, chief executive officer and director of Andina Minerals Inc. He served on the board of directors of Peregrine Metals, which was acquired by Stillwater Mining Company. Previously, he was chief operating officer at Aurelian Resources Inc. where he was primarily responsible for the development of the Fruta del Norte Project in Ecuador. Prior to that Mr. Bee was director, Technical Projects for Barrick Gold Corporation (“Barrick”). Mr. Bee has more than 30 years of experience operating and developing world-class mines and projects, including an eight-year tour with Barrick in Latin America during his 16-year service with the company. Having been part of the team that developed Goldstrike in phases between 1988 and 1995, he left Goldstrike as mine manager. Between 1998 and 2007, he returned to Barrick to complete the construction of the Pierina mine, and continued as operations manager until he was reassigned to Chile and Argentina. As general manager, he formed and led the team responsible for the successful development of the Veladero mine in 2005. After leaving Barrick, he became president and chief executive officer of Andina Minerals Inc., before moving on to become chief executive officer at Jaguar Mining Inc. Mr. Bee is a graduate of the Camborne School of Mines in Cornwall, United Kingdom.

Concurrent with the appointment of Mr. Bee as President of the Company, we entered into a letter of employment with Mr. Bee, pursuant to which Mr. Bee shall receive (a) $300,000 annual compensation, to be paid in cash, and (b) receive reimbursement for his monthly healthcare premiums.

Designation of Preferred Stock

On August 11, 2020, we filed a Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Series H Preferred Stock (the “Series H Certificate of Designation”) with the Secretary of State of the State of Nevada amending its Articles of Incorporation to establish the Series H Preferred Stock and the number, relative rights, powers, preferences, privileges and restrictions thereof. Pursuant to the Series H Certificate of Designations, 106,984 shares of preferred stock have been designated as Series H Preferred Stock.

Also on August 11, 2020, we filed a Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Series I Preferred Stock (the “Series I Certificate of Designation”) with the Secretary of State of the State of Nevada amending its Articles of Incorporation to establish the Series I Preferred Stock and the number, relative rights, powers, preferences, privileges and restrictions thereof. Pursuant to the Series I Certificate of Designations, 921,666 shares of preferred stock have been designated as Series I Preferred Stock.

COVID-19 Developments

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other countries. On March 12, 2020, the WHO declared COVID-19 to be a global pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. The ongoing COVID-19 pandemic has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in areas affected by the pandemic.

We, or our people, investors, contractors or stakeholders, have been prevented from free cross-border travel or normal attendance to activities in conducting our business at trade shows, presentations, meetings or other activities meant to promote or execute our business strategy and transactions. We have been prevented from receiving goods or services from contractors. Decisions beyond our control, such as canceled events, restricted travel, barriers to entry or other factors have affected or may affect our ability to accomplish drilling programs, technical analysis of completed exploration actions, equity raising activities, and other needs that would normally be accomplished without such limitations. Furthermore, our exploration activities rely heavily on outside contracts. The COVID-19 pandemic has caused disruptions in travel and accessing our exploration properties with contractors. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. There can be no assurance that the Company and its personnel may travel and access property freely in the near future.

Moreover, the COVID-19 pandemic has made and continues to make indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

We do not yet know the full extent of potential delays or impact on our business, our relationship with our business partners, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on our other business operations. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

Results of Operations

Three months ended July 31, 2020 compared to the three months ended July 31, 2019:

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three-month periods ended July 31, 2020 and 2019.

Operating Expenses

Total operating expenses for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019, were approximately $1.0 million and $1.3 million, respectively. The approximate $351,000 decrease in operating expenses for the three months ended July 31, 2020 as compared to three months ended July 31, 2019, is comprised of decreases in every classification of expenses, compensation decreased approximately $93,000 as a result of a decrease in stock-based compensation due to a decrease in issuance of stock options and common stock issued to our officers and employees as compared to the prior period, approximately $121,000 decrease in exploration expenses on our mineral properties due to a decrease in exploration activities and a decrease in professional fees of approximately $93,000 due primarily to a decrease in in investor relations and consulting expenses of approximately $181,000 offset by an increase in legal and accounting fees of approximately $88,000 and an overall decrease in general and administrative expenses of approximately $44,000 due primarily to decreases in advertising expense and travel and related expenses.

Net Loss

We reported loss from operations before tax of approximately $1.0 million and $1.3 million for the three months ended July 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2020 compared to April 30, 2020, and the increase between those periods:

	July 31, 2020	April 30, 2020	Increase (Decrease)
Current Assets	$2,344,834	$3,181,747	$(836,913)
Current Liabilities	$220,307	$157,840	$62,467
Working Capital	$2,124,527	$3,023,907	$(899,380)

As of July 31, 2020, we had working capital of $2,124,527, as compared to working capital of $3,023,907 as of April 30, 2020, a decrease of $899,380. During the three months ended July 31, 2020, we received $0 net proceeds from the issuance of preferred stock and warrants, which is the primary source of cash to fund operations.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three months ended July 31, 2020 and 2019, we incurred losses in the amounts of approximately $1.0 million and $1.3 million, respectively. As of July 31, 2020, we had cash of approximately $1.7 million, working capital of approximately $2.1 million, and an accumulated deficit of approximately $32.5 million. We had a net loss and cash used in operating activities of approximately $1.0 million. As a result of the utilization of cash in its operating activities, and the development of its assets, we have incurred losses since it commenced operations. Our primary source of operating funds since inception has been equity financings. As of July 31, 2020, we had sufficient cash to fund its operations for approximately 6 to 9 months and expected that we will be required to raise additional funds to fund its operations thereafter. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Subsequent to the close of the quarter ended July 31, 2020, on August 11, 2020, we closed on a merger with Gold King Acquisition Corp and NPRC, together with a concurrent equity placement, under which we added approximately $7.9 million of net proceeds to our cash reserves. Upon receipt of the additional proceeds from the equity raise on August 11, 2020, we believe, but cannot be certain we have adequate resources to fund our operations along with our long-term exploration activities for a period of at least 12 months from the date these financial statements are available until additional cash is raised.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including potential acquisitions, changes in exploration programs and related studies and other operating strategies. In addition, we continue to assess the impact of COVID-19, which may adversely affect our ability to obtain additional future capital. To the extent we require additional funding, we cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue the exploration activities or programs.

Cash Used in Operating Activities

Net cash used in operating activities totaled $1.0 million and $1.1 million for the three months ended July 31, 2020 and 2019, respectively. Net loss for the three months ended July 31, 2020 and 2019 totaled approximately $1.0 million and $1.3 million, respectively. Additionally, we expensed approximately $71,000 in stock-based compensation for options and shares issued to employees and consultants during the three months ended July 31, 2020. Net changes in operating assets and liabilities are primarily due to net increases in prepaid expenses and other assets of approximately $176,000 and reclamation of bond deposits of approximately $22,000, net of decreases of approximately $62,000 in accounts payable to trade vendors and related parties.

Cash Provided by Investing Activities

The was no cash provided by investing activities for each of the three months ended July 31, 2020 and July 31, 2019, respectively.

Cash Provided by Financing Activities

There was no cash provided by financing activities the three months ended July 31, 2020, compared with net cash provided by financing activities of approximately $2.4 million, net of issuance costs, for the three months ended July 31, 2019, due to the issuance of Series F Preferred Stock and warrants as compared to no issuances of preferred stock or warrants during the three months ended July 31, 2020.

Off-Balance Sheet Arrangements

As of July 31, 2020, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

During the three months ended July 31, 2020, management determined that the delay of its program for compliance with the Sarbanes-Oxley Act of 2002 and the 2013 COSO Framework continued to be necessary to conserve cash in our current financial condition. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, management has determined that for the sake of transparency and conservancy, it cannot state that internal controls over financial reporting are effective at this time.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. RISK FACTORS.

Except as follows and as supplemented by the Risk Factors disclosed below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2020. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in our Form 10-K, filed with the Securities and Exchange Commission on July 13, 2020.

Our activities may be adversely affected by unforeseeable and unquantifiable health risks, such as the COVID-19 pandemic, whether those effects are local, nationwide or global. Matters outside our control may prevent us from executing on our exploration programs, limit travel of Company representatives, adversely affect the health and welfare of Company personnel or prevent important vendors and contractors from performing normal and contracted activities.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other countries. On March 12, 2020, the WHO declared COVID-19 to be a global pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. The ongoing COVID-19 pandemic has and may continue to adversely impact the Company’s business, as its operations are based in and rely on third parties located in areas affected by the pandemic.

The risks to the Company related to contagious disease, or policies implemented by governments to protect against the spread of a disease, are unforeseeable and unquantifiable by us. The COVID-19 pandemic has prevented the Company, or its people, investors, contractors or stakeholders, from free cross-border travel or normal attendance to activities in conducting its business at trade shows, presentations, meetings or other activities meant to promote or execute its business strategy and transactions. In addition, the Company has been prevented from receiving goods or services from contractors. Decisions beyond the Company’s control, such as canceled events, restricted travel, barriers to entry or other factors have affected or may affect its ability to accomplish drilling programs, technical analysis of completed exploration actions, equity raising activities, and other needs that would normally be accomplished without such limitations. Such government-imposed precautionary measures related to the COVID-19 may have been relaxed in certain states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. There can be no assurance that the Company and its personnel may travel and access property freely in the near future.

Furthermore, the Company uses a variety of outsourced contractors to execute our exploration programs. Drilling contractors need to be able to access our projects and insure social distancing recommended safety standards. The COVID-19 pandemic has caused disruptions in travel and accessing our exploration properties with contractors. There is still uncertainty and lack of clarity with regards to travel restrictions and future State openings in Wyoming and Nevada. The Company continues to monitor the overall situation closely, with safety of its employees and contractors our top priority. There are no assurances that material exploration activities can take place in 2020.

The COVID-19 pandemic has brought tremendous uncertainty to the global financial markets. As an exploration company with no revenues, the Company is reliant on constantly raising additional capital to fund its operations. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on its ability to access capital, on its business, results of operations and financial condition, and on the market price of the Company’s common stock. There are no assurances we will be able to raise additional capital on favorable terms in the foreseeable future.

The COVID-19 pandemic can cause potential disruptions with several of its outsourced consultants and professionals which the Company relies on to execute its business. The Company’s outsourced accountants, financial advisors, auditors, legal counsel, employees and Board have all experienced disruptions due to travel restrictions and remote working conditions. This has the potential to cause delays to current and future financial filings. The Company has taken steps to mitigate the potential risks to suppliers and employees posed by the spread of COVID-19. The Company has implemented work from home policies where appropriate. The Company will continue to monitor developments affecting both its workforce and contractors, and will take additional precautions that management determines are necessary in order to mitigate the impacts.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and equity method investments. We evaluated these impairment considerations and determined that no such impairments occurred as of July 31, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than set forth below, there were no sales of unregistered securities during the quarter ended July 31, 2020 that were not previously reported on a Current Report on Form 8-K. None of the following transactions involved any underwriters, underwriting discounts or commissions. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access sufficient information about us to make an informed investment decision. The sales of these securities were made without any general solicitation or advertising. Each of the issuances set forth below was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering.

On April 30, 2020, the Compensation Committee of the Board awarded four directors of the Company an aggregate of 1,875 shares of restricted stock pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 1,875 shares of restricted stock had a fair value of $9,581, or $5.11 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. These shares were issued on May 5, 2020.

On July 31, 2020, the Compensation Committee of the Board awarded four directors of the Company an aggregate of 1,875 shares of restricted stock pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 1,875 shares of restricted stock had a fair value of $15,244, or $8.13 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. At the date of this report, these shares have not yet been issued.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended July 31, 2020, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit No	Description

3.1	Certificate of Designations of Series H Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
3.2	Certificate of Designations of Series I Convertible Preferred Stock. Incorporated by reference from Exhibit 3.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
4.1	Form of Warrant. Incorporated by reference from Exhibit 4.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.1	Agreement and Plan of Merger, dated as of August 10, 2020, by and among the Company, Acquisition Corp., Northern Panther and the Stockholder Representative named therein. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.2	Form of Leak-Out Agreement. Incorporated by reference from Exhibit 10.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.3	Securities Purchase Agreement, dated as of August 10, 2020, by and among the Company and the Purchasers signatory thereto. Incorporated by reference from Exhibit 10.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.4	Form of Company Stockholder Agreement. Incorporated by reference from Exhibit 10.4 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.5	Form of Northern Panther Stockholder Agreement. Incorporated by reference from Exhibit 10.5 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.6*	Employment Letter, dated as of August 10, 2020, by and between the Company and George Bee. Incorporated by reference from Exhibit 10.6 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.

31(a)	Rule 13a-14(a) Certification of Edward M. Karr.

31(b)	Rule 13a-14(a) Certification of Ted R. Sharp.

32(a)	Section 1350 Certification of Edward M. Karr (furnished not filed).

32(b)	Section 1350 Certification of Ted R. Sharp (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. U.S. Gold Corp. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: September 11, 2020	By:	/s/ Edward M. Karr
Edward M. Karr
Chief Executive Officer
(Principal Executive Officer)

Date: September 11, 2020	By:	/s/ Ted R. Sharp
Ted R. Sharp
Principal Financial and Accounting Officer

