Form 10-Q
period 2020-10-31
U.S. GOLD CORP.
filed 2020-12-14
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of December 11, 2020, there were 5,756,711 shares outstanding.

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

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risk and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this Quarterly Report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Quarterly Report.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2020	2020

ASSETS
CURRENT ASSETS:
Cash	$7,307,253	$2,749,957
Income tax receivable	219,072	219,072
Prepaid expenses and other current assets	510,523	212,718

Total current assets	8,036,848	3,181,747

NON - CURRENT ASSETS:
Property, net	176,500	133,371
Reclamation bond deposit	389,556	355,556
Mineral rights	16,413,191	6,163,559

Total non - current assets	16,979,247	6,652,486

Total assets	$25,016,095	$9,834,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,150,182	$154,381
Accounts payable - related parties	-	3,459

Total current liabilities	1,150,182	157,840

LONG- TERM LIABILITIES
Asset retirement obligation	190,132	168,392

Total liabilities	1,340,314	326,232

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; none issued and outstanding as of October 31, 2020 and April 30, 2020)	-	-
Convertible Series G Preferred stock ($0.001 Par Value; 127 Shares Authorized; none and 57 issued and outstanding as of October 31, 2020 and April 30, 2020)	-	-
Convertible Series H Preferred stock ($0.001 Par Value; 106,894 Shares Authorized; 106,894 and none issued and outstanding as of October 31, 2020 and April 30, 2020; no liquidation preference)	107	-
Convertible Series I Preferred stock ($0.001 Par Value; 921,666 Shares Authorized; 921,666 and none issued and outstanding as of October 31, 2020 and April 30, 2020; no liquidation preference)	922	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 3,664,019 and 2,903,393 shares issued and outstanding as of October 31, 2020 and April 30, 2020)	3,664	2,903
Additional paid-in capital	61,060,826	41,093,050
Accumulated deficit	(37,389,738)	(31,587,952)
Total stockholders’ equity	23,675,781	9,508,001
Total liabilities and stockholders’ equity	$25,016,095	$9,834,233

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	1,087,752	290,364	1,282,025	577,446
Exploration costs	1,724,211	943,356	1,798,559	1,138,749
Professional and consulting fees	1,754,200	822,313	2,305,000	1,466,386
General and administrative expenses	278,503	171,053	416,202	353,104

Total operating expenses	4,844,666	2,227,086	5,801,786	3,535,685

Loss from operations	(4,844,666)	(2,227,086)	(5,801,786)	(3,535,685)

Loss before benefit (provision) for income taxes	(4,844,666)	(2,227,086)	(5,801,786)	(3,535,685)

Provision for income taxes	-	-	-	-

Net loss	(4,844,666)	(2,227,086)	(5,801,786)	(3,535,685)

Deemed dividend related to beneficial conversion feature of preferred stock	(5,530,004)	-	(5,530,004)	(2,022,712)

Net loss applicable to U.S. Gold Corp. common shareholders	$(10,374,670)	$(2,227,086)	$(11,331,790)	$(5,558,397)

Net Loss per common share, basic and diluted	$(2.93)	$(0.99)	$(3.51)	$(2.60)

Weighted average common shares outstanding - basic and diluted	3,539,582	2,257,431	3,224,791	2,136,398

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2020 AND 2019

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2020	-	$-	57	$-	-	$-	-	$-	2,903,393	$2,903	$41,093,050	$(31,587,952)	$9,508,001

Conversion of preferred stock into common stock	-	-	(57)	-	-	-	-	-	20,357	21	(21)	-	-

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	51,262	-	51,262

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	1,875	2	20,216	-	20,218

Net loss	-	-	-	-	-	-	-	-	-	-	-	(957,120)	(957,120)

Balance, July 31, 2020	-	-	-	-	-	-	-	-	2,925,625	2,926	41,164,507	(32,545,072)	8,622,361

Issuance of preferred stock for cash	-	-	-	-	-	-	921,666	922	-	-	5,529,082	-	5,530,004

Issuance of common stock for services	-	-	-	-	-	-	-	-	147,341	147	1,442,055	-	1,442,202

Issuance of preferred stock and common stock in connection with the Share Exchange Agreement	-	-	-	-	106,894	107	-	-	581,053	581	12,640,292	-	12,640,980

Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	10,000	10	69,990	-	70,000

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	137,650	-	137,650

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	77,250	-	77,250

Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,844,666)	(4,844,666)

Balance, October 31, 2020	-	$-	-	$-	106,894	$107	921,666	$922	3,664,019	$3,664	$61,060,826	$(37,389,738)	$23,675,781

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2019	-	$-	-	$-	-	$-	-	$-	1,986,063	$1,986	$33,425,931	$(26,275,102)	$7,152,815

Issuance of preferred stock and warrants for cash, net of offering cost	1,250	1	-	-	-	-	-	-	-	-	2,401,201	-	2,401,202

Conversion of preferred stock into common stock	(616)	-	-	-	-	-	-	-	108,071	108	(108)	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	2,153	2	24,998	-	25,000

Issuance of common stock for accrued services	-	-	-	-	-	-	-	-	1,068	1	12,499	-	12,500

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	52,214	-	52,214

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	52,682	-	52,682

Cancellation of common stock	-	-	-	-	-	-	-	-	(8,500)	(9)	9	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,308,599)	(1,308,599)

Balance, July 31, 2019	634	1	-	-	-	-	-	-	2,088,855	2,088	35,969,426	(27,583,701)	8,387,814

Conversion of preferred stock into common stock	(364)	(1)	-	-	-	-	-	-	63,860	64	(63)	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	200,000	200	2,019,800	-	2,020,000

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	52,213	-	52,213

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-	-	-	-	-	33,500	34	393,064	-	393,098

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,227,086)	(2,227,086)

Balance, October 31, 2019	270	$-	-	$-	-	$-	-	$-	2,386,215	$2,386	$38,434,440	$(29,810,787)	$8,626,039

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	October 31, 2020	October 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,801,786)	$(3,535,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,716	4,523
Accretion	8,388	4,331
Stock based compensation	1,728,582	575,207
Amortization of prepaid stock based expenses	-	99,210
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(297,805)	44,935
Reclamation bond deposit	(34,000)	(16,109)
Accounts payable	887,149	(17,376)
Accounts payable - related parties	(3,459)	(4,606)
Accrued liabilities	-	7,305

NET CASH USED IN OPERATING ACTIVITIES	(3,503,215)	(2,838,265)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(39,493)	-
Proceeds received in connection with the share exchange agreement	2,500,000	159,063

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,460,507	159,063

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock and warrants, net of issuance cost	5,530,004	2,401,202
Issuance of common stock for exercise of warrants	70,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,600,004	2,401,202

NET INCREASE (DECREASE) IN CASH	4,557,296	(278,000)

CASH - beginning of period	2,749,957	2,197,181

CASH - end of period	$7,307,253	$1,919,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$-	$12,500
Deemed dividends - Series F preferred stock	$-	$2,022,712
Deemed dividends - Series I preferred stock	$5,530,004	$-
Issuance of common stock in connection with conversion of preferred stock	$21	$2,020,000
Assumption of liabilities in connection with the share exchange agreement	$108,652	$125,670
Increase in acquisition of mineral properties in connection with the share exchange agreement	$10,249,632	$1,986,607
Increase in asset retirement cost and obligation	$13,352	$-

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

On September 10, 2019, the Company, 2637262 Ontario Inc., a corporation incorporated under the laws of the Providence of Ontario (“NumberCo”), and all of the shareholders of NumberCo (the “NumberCo Shareholders”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which, among other things, the Company agreed to issue to the NumberCo Shareholders 200,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly-owned subsidiary of the Company.

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

On August 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gold King Acquisition Corp. (“Acquisition Corp.”), a wholly owned subsidiary of the Company, Northern Panther Resources Corporation (“Northern Panther” or “NPRC”) and the Stockholder Representative named therein, pursuant to which Acquisition Corp. merged with and into NPRC, with NPRC surviving as a wholly-owned subsidiary of the Company (see Note 4).

None of the Company’s properties contain proven and probable reserves and all of the Company’s activities are exploratory in nature.

Unless the context otherwise requires, all references herein to the “Company” refer to U.S. Gold Corp. and its consolidated subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of October 31, 2020. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2020, which are contained in the Form 10-K filed on July 13, 2020. The unaudited condensed consolidated balance sheet as of April 30, 2020 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the three and six months ended October 31, 2020 are not necessarily indicative of the results to be expected for the year ending April 30, 2021.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

At October 31, 2020 and April 30, 2020, the Company had no financial instruments or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $510,523 and $212,718 at October 31, 2020 and April 30, 2020, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, and business advisory services, insurance premiums, mining claim fees, drilling fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the periods ended October 31, 2020 and April 30, 2020.

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

OCTOBER 31, 2020

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

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. During the periods ended October 31, 2020 and April 30, 2020, the Company’s outstanding convertible preferred shares were accounted for as equity, with no liability recorded.

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

Remediation and Asset Retirement Obligation

Asset retirement obligations (“ARO”), consisting primarily of estimated reclamation costs at the Company’s CK Gold and Keystone properties, are recognized in the period incurred and when a reasonable estimate can be made, and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to accretion expense. Corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. AROs are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of reclamation and closure costs. The Company reviews and evaluates its AROs annually or more frequently at interim periods if deemed necessary.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

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

The Unaudited Condensed Consolidated Balance Sheets includes a tax refund receivable of $219,072 as of the periods ended October 31, 2020 and April 30, 2020, under the Tax Cuts and Jobs Act of 2017 for carryovers of previously paid alternative minimum tax by Dataram Corporation.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this guidance.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The standard can be adopted under the modified retrospective method or the full retrospective method. The Company is currently evaluating the impact of this guidance.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 31, 2020, the Company had cash of approximately $7.3 million, working capital of approximately $6.9 million, and an accumulated deficit of approximately $37.4 million. The Company had a net loss and cash used in operating activities of approximately $5.8 million and $3.5 million, respectively, for the six-month period ended October 31, 2020. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of October 31, 2020, the Company had sufficient cash to fund its operations for approximately 6 to 9 months and expects that it would be required to raise additional funds to fund its operations thereafter. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

As more fully discussed in Note 4, on August 11, 2020, the Company closed on a merger with Acquisition Corp and NPRC, together with a concurrent equity placement, under which the Company added approximately $7.9 million of net proceeds to its cash reserves.

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

At the closing of the Merger, which occurred on August 11, 2020, the shares of common stock of NPRC outstanding immediately prior to the Merger (other than shares held as treasury stock) were converted into and represent the right to receive (i) 581,053 shares of the Company’s common stock, par value $0.001 per share, and (ii) 106,894 shares of the Company’s Series H Convertible Preferred Stock, par value $0.001 per share (the “Series H Preferred Stock” and, together with the common stock, the “Merger Consideration”), which Series H Preferred Stock is expected to convert into common stock on a 1 for 10 basis (see Notes 8 and 11). On November 13, 2020, the Company issued an aggregate of 1,068,940 shares of the Company’s common stock in exchange for the conversion of all 106,894 outstanding shares of Series H Preferred Stock.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the Merger Agreement to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets primarily consisting of 1) cash and 2) mineral rights on a gold exploration project in Idaho called the Challis Gold exploration project. The Company excluded the cash received in the determination of the gross assets and concluded that the mineral right- Challis Gold project represents substantially all of the fair value of the gross assets acquired. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset is not considered a business.

In accordance with ASC 805-50-30 “Business Combinations”, the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. Accordingly, the total consideration given consist of the shares of common stock and common stock equivalents of 1,650,000 shares, valued at the Volume Weighted Average Price for the 30-day period immediately prior to the date of the Merger Agreement of $7.6612 per common share, or $12,640,980. Net assets purchased consist of:

Cash – US Dollars	$2,500,000
Intangible assets – (mineral rights) Challis Gold Project	10,249,632
Total assets acquired at fair value	12,749,632
Total Liabilities assumed at fair value – US Dollars	(108,652)
Total purchase consideration	$12,640,980

As of the dates presented, mineral properties consisted of the following:

	October 31, 2020	April 30, 2020
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Gold Bar North Project	56,329	56,329
Maggie Creek Project	1,986,607	1,986,607
Challis Gold Project	10,249,632	-
Total	$16,413,191	$6,163,559

NOTE 5 — PROPERTY

As of the dates presented, property consisted of the following:

	October 31, 2020	April 30, 2020
Site costs	$164,409	$151,057
Vehicle	39,493	-
Total	203,902	151,057
Less: accumulated depreciation	(27,402)	(17,686)
Total	$176,500	$133,371

For the three months ended October 31, 2020 and 2019, depreciation expense amounted to $5,516 and $2,100, respectively. For the six months ended October 31, 2020 and 2019, depreciation expense amounted to $9,716 and $4,523, respectively.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold Project and Keystone Project, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	October 31, 2020	April 30, 2020

Balance, beginning of period	$168,392	$88,746
Addition and changes in estimates	13,352	69,172
Accretion expense	8,388	10,474
Balance, end of period	$190,132	$168,392

For the three months ended October 31, 2020 and 2019, accretion expense amounted to $4,328 and $2,191, respectively. For the six months ended October 31, 2020 and 2019, accretion expense amounted to $8,388 and $4,331, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

On April 16, 2019, the Company entered into a one-year consulting agreement with a director of the Company for providing services related to investor and strategic introduction to potential industry partners. In consideration for the services, the consultant was paid $3,750 per month in cash, and total shares of the Company’s common stock with a value of $45,000. In April 2019, the Company issued 4,592 shares of the Company’s common stock, valued at $45,000 at the market price on the dates of grant, in connection with this consulting agreement. This agreement was not renewed. The Company paid consulting fees to such director of $0 and $11,250 in cash during the three months ended October 31, 2020 and 2019, respectively. The Company paid consulting fees to such director of $3,750 and $22,500 in cash during the six months ended October 31, 2020 and 2019, respectively.

Accounts payable to related parties as of October 31, 2020 and April 30, 2020 was $0 and $3,459, respectively, and was reflected as accounts payable – related party in the accompanying condensed consolidated balance sheets. The related party to which accounts were payable as of April 30, 2020 was the former Chief Financial Officer, who was owed a total of $3,459 (including $2,700 payable in shares of common stock).

NOTE 8 — STOCKHOLDERS’ EQUITY

As of October 31, 2020, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

Effective on March 19, 2020, the Company filed an amendment to the Articles of Incorporation to effect the Reverse Stock Split (see Note 1). All share and per share information in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split. As of October 31, 2020, there were 3,664,019 shares of common stock issued and outstanding, 106,894 shares of Series H Preferred Stock issued and outstanding and 921,666 shares of Series I Preferred Stock issued and outstanding. See Note 11 for the subsequent conversion of all outstanding preferred stock.

Series G Convertible Preferred Stock

During the six months ended October 31, 2020, the Company issued an aggregate of 20,357 shares of the Company’s common stock in exchange for the conversion of 57 shares of Series G Preferred Stock. As of October 31, 2020, all Series G Preferred Stock had converted and there were no shares of Series G Preferred Stock outstanding.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

Series H Convertible Preferred Stock

Northern Panther Merger Agreement

On August 10, 2020, the Company entered into the Merger Agreement with Acquisition Corp., NPRC and the Stockholder Representative named therein, pursuant to which the Company agreed to issue (i) 581,053 shares of the Company’s common stock, and (ii) 106,894 shares of the Company’s Series H Preferred Stock in exchange for all the issued and outstanding shares of NPRC with NPRC becoming a wholly owned subsidiary of the Company. The Merger closed on August 11, 2020 (see Note 4).

On August 11, 2020, the Company filed a Certificate of Designations, Preferences and Rights of the Series H Preferred Stock with the Secretary of State of the State of Nevada amending its Articles of Incorporation to establish the Series H Preferred Stock and the number, relative rights, preferences and limitations thereof. Pursuant to the Certificate of Designations, 106,894 shares of preferred stock have been designated as Series H Preferred Stock.

The Series H Preferred Stock was convertible into common stock on a 1 for 10 basis upon the receipt of the approval by the requisite vote of the Company’s stockholders at the Company’s 2020 annual meeting, which was held on November 9, 2020. The Company’s stockholders approved such conversion on November 9, 2020. On November 13, 2020, the Company issued an aggregate of 1,068,940 shares of the Company’s common stock in exchange for the conversion of all 106,894 outstanding shares of Series H Preferred Stock (see Note 11).

In connection with the Merger, Luke Norman Consulting Ltd. received a finder’s fee equal to the quotient of (a) 5% of the purchase value for the Merger and (b) the 30-day Volume Weighted Average Price (“VWAP”) of a share of the Company’s common stock as reported on the Nasdaq Capital Market prior to the execution Merger Agreement, which was paid in 82,500 shares of restricted common stock on August 11, 2020.

Total consideration given consist of the shares of common stock and common stock equivalents of 1,650,000 shares, valued at the Volume Weighted Average Price for the 30-day period immediately prior to the date of the Merger Agreement of $7.6612 per common share, or $12,640,980.

Series I Convertible Preferred Stock

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

On August 11, 2020, the Company filed a Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Series I Preferred Stock (the “Series I Certificate of Designation”) with the Secretary of State of the State of Nevada amending its Articles of Incorporation to establish the Series I Preferred Stock and the number, relative rights, powers, preferences, privileges and restrictions thereof. Pursuant to the Series I Certificate of Designations, 921,666 shares of preferred stock have been designated as Series I Preferred Stock. The Series I Preferred Stock has substantially the same terms as the Series H Preferred Stock, except that each share of Series I Preferred Stock is convertible into one share of common stock. The Warrants are exercisable in whole or in part at any time, from time to time following the initial exercise date, terminate five years following the issuance. The sale of the Series I Preferred Stock and Warrants under the SPA closed on August 11, 2020. The conversion of the Series I Preferred Stock and the Warrants into common stock was subject to the Company’s stockholder’s approval, which was received on November 9, 2020. On November 17, 2020, the Company issued an aggregate of 921,666 shares of the Company’s common stock in exchange for the conversion of all 921,666 outstanding shares of Series I Preferred Stock (see Note 11).

The fair value of the Series I Preferred Stock and Warrants if converted on the date of issuance was greater than the value allocated to the Series I Preferred Stock and Warrants. As a result, the Company recorded a BCF of approximately $5.5 million that the Company recognized as deemed dividend to the holders of Series I Preferred Stock and accordingly, an adjustment to net loss to arrive at net loss available to common stockholders and a corresponding increase in additional paid in capital upon issuance of the Series I Preferred Stock and warrants. The Company accounted for the deemed dividend resulting from the issuance of Series I Preferred Stock and warrants using the relative fair value method.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

Common Stock Issued, Restricted Stock Awards, and RSUs Granted for Services

On April 30, 2020, the Compensation Committee of the Board awarded four former directors of the Company an aggregate of 1,875 shares of restricted stock for board services pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 1,875 shares of restricted stock had a fair value of $9,581, or $5.11 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. These shares were issued on May 5, 2020.

On July 31, 2020, the Compensation Committee of the Board awarded four former directors of the Company an aggregate of 1,875 shares of restricted stock for board services pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 1,875 shares of restricted stock had a fair value of $15,244, or $8.13 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. These shares were issued in August 2020.

On August 11, 2020, the Company issued 82,500 shares of restricted common stock to a consultant for finder’s fee related to the Merger. The 82,500 shares of common stock had a fair value of $786,225, or $9.53 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On September 16, 2020, the Company and David Rector, the Company’s former Chief Operating Officer, agreed by mutual understanding that Mr. Rector’s employment as an officer and employee of the Company will terminate, effective as of October 31, 2020 (the “Separation Date”). In connection with Mr. Rector’s departure, the Company entered into a General Release and Severance Agreement with Mr. Rector (the “Separation Agreement”), pursuant to which Mr. Rector will provide certain transition services to the Company from the Separation Date until December 31, 2020. Pursuant to the Separation Agreement, Mr. Rector is entitled to receive (i) a prorated annual bonus for the 2020 calendar year and through the Separation Date equal to $150,000 (the “Prorated Bonus”), payable in the number of fully vested shares of restricted common stock of the Company equal to the Prorated Bonus determined based on the common stock’s fair market value on the date of grant, and subject to the terms and conditions of the Company’s 2020 Stock Incentive Plan (the “2020 Plan”) and the Company’s standard form Restricted Stock Award Agreement; and (ii) any equity awards granted to Mr. Rector by the Company pursuant to its 2014 Equity Incentive Plan (the “2014 Plan”), 2017 Equity Incentive Plan (the “2017 Plan”), or 2020 Plan (the 2014 Plan, 2017 Plan, and 2020 Plan are collectively referred to herein as, the “Equity Plans”) during the term of Mr. Rector’s employment, shall be 100% vested and retained by Mr. Rector, notwithstanding any terms in an award agreement or plan document regarding forfeiture of such awards under the Equity Plans upon termination of employment provided that the foregoing shall not in any way extend the awards beyond their original term. The $150,000 bonus was paid in 18,502 shares of restricted common stock and had a fair value of $150,000, or $8.11 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. Additionally, the Company recognized stock-based compensation of $77,250 due to the accelerated vesting of the 7,500 restricted stock units granted on September 18, 2019.

On September 17, 2020, the Compensation Committee of the Board awarded five directors of the Company an aggregate of 12,500 shares of restricted common stock. The shares of restricted common stock vested immediately on the date of grant. The total 12,500 shares of restricted common stock had a fair value of $140,125, or $11.21 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. These shares were issued in November 2020.

On September 17, 2020, the Company issued 30,107 shares of restricted common stock to Edward Karr, then Chief Executive Officer, and now Executive Chairman, as bonus in connection with the consummation of the acquisition by the Company of the NPRC (see Note 4). The Company agreed to pay Mr. Karr a bonus in the amount of $450,000 payable as follows: (i) 75% or $337,500 of the bonus payable in fully vested shares of restricted common stock and (ii) the remaining 25% or $112,500 in cash which was paid in October 2020. The $337,500 bonus was paid in 30,107 shares of restricted common stock and had a fair value of $337,500, or $11.21 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On October 31, 2020, the Compensation Committee of the Board awarded four former directors of the Company an aggregate of 1,875 shares of restricted common stock for board services. The shares of restricted common stock vested immediately on the date of grant. The total 1,875 shares of restricted common stock had a fair value of $15,206, or $8.11 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. These shares were issued in November 2020.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

On October 31, 2020, the Company paid its former Chief Financial Officer for accounting services rendered from February 2020 to September 2020 by issuing 1,857 shares of restricted common stock at an average price of $7.08 per share of common stock based on the quoted trading prices on the date of grants. In connection with this issuance, the Company recorded stock-based accounting fees of $13,145 during the six months ended October 31, 2020. The restricted common stock issued to the former Chief Financial Officer were fully vested at the date of issuance.

Total stock compensation expense for awards issued for services of $77,250 and $393,098 was expensed for the three months ended October 31, 2020 and 2019, respectively. Total stock compensation expense for awards issued for services of $97,468 and $445,780 was expensed for the six months ended October 31, 2020 and 2019, respectively. A balance of $257,500 remains to be expensed over future vesting periods related to unvested restricted stock units issued for services.

Common Stock issued for exercise of Stock Warrants

In October 2020, the Company issued 10,000 shares of common stock for the exercise of stock warrants and received proceeds of $70,000.

Equity Incentive Plan

In August 2017, the Board approved the Company’s 2017 Plan including the reservation of 165,000 shares of common stock thereunder.

On August 6, 2019, the Board approved and adopted, subject to stockholder approval, the 2020 Plan. The 2020 Plan reserves 330,710 shares for future issuance to officers, directors, employees and contractors as directed from time to time by the Compensation Committee of the Board. The Board directed that the 2020 Plan be submitted to the Company’s stockholders for their approval at the 2019 Annual Meeting of Stockholders of the Company, which was held on September 18, 2019. The 2020 Plan was approved by a vote of stockholders at the 2019 annual meeting. With the approval and effectivity of the 2020 Plan, no further grants will be made under the 2017 Plan. On August 31, 2020, the Board approved and adopted, subject to stockholder approval, an amendment (the “2020 Plan Amendment”) to the 2020 Plan. The 2020 Plan Amendment increased the number of shares of common stock available for issuance pursuant to awards under the 2020 Plan by an additional 836,385, to a total of 1,167,095 shares of the Company’s common stock. The 2020 Plan Amended was approved by the Company’s stockholders on November 9, 2020.

Stock options

The following is a summary of the Company’s stock option activity during the periods ended October 31, 2020 and April 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2020	100,000	$14.31	2.87
Granted	—	—	—
Exercised	—	—	—
Forfeited	(3,125)	—	—
Cancelled	—	—	—
Balance at October 31, 2020	96,875	14.51	2.18

Options exercisable at end of period	95,625	$14.52
Options expected to vest	1,250	$13.40
Weighted average fair value of options granted during the period		$-

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

At October 31, 2020 and April 30, 2020, the aggregate intrinsic value of options outstanding and exercisable were de minimus for each period.

In September 2020, the Board approved the acceleration of the vesting terms of the 50,000 stock options granted to Edward Karr, Executive Chairman of the Company, and 25,000 stock options granted to David Rector, former Chief Operating Officer of the Company, on December 21, 2017 and therefore the total 75,000 stock options are fully vested. Additionally, the Board of Directors of the Company approved to extend the exercise period of the stock options granted to Mr. Rector and three former directors, to December 21, 2022, the original termination date of the respective stock option agreements. The Company recognized stock-based compensation of $133,439 due to the accelerated vesting of the 75,000 fully vested stock options granted on December 21, 2017.

Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $137,650 and $52,213 for the three months ended October 31, 2020 and 2019, respectively. Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $188,912 and $104,427 for the six months ended October 31, 2020 and 2019, respectively. A balance of $5,848 remains to be expensed over future vesting periods.

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of October 31, 2020 and changes during the six-months ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2020	527,378	$14.83	3.73
Granted	921,666	6.00	5.00
Exercised	(10,000)	7.00	3.20
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2020	1,439,044	9.23	4.21
Class A Warrants:
Balance at April 30, 2020	219,375	11.40	4.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2020	219,375	11.40	3.72
Total Warrants Outstanding at October 31, 2020	1,658,419	$9.52	4.15
Warrants exercisable at end of period	1,658,419	$9.52
Weighted average fair value of warrants granted during the period		$9.09

As of October 31, 2020, the aggregate intrinsic value of warrants outstanding and exercisable was $2,330,043.

In October 2020, the Company issued 10,000 shares of common stock for the exercise of stock warrants and received proceeds of $70,000.

Pursuant to the SPA, the Company issued 921,666 Warrants and are exercisable in whole or in part at any time, from time to time following the initial exercise date, and terminate five years following the issuance. The fair value of the warrants was $5,530,004, as measured on the date of the issuance with a Black-Scholes pricing model using the assumptions noted in the following table:

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

Warrants Issued During the Six Months Ended October 31, 2020
Expected volatility	169.0%
Stock price on date of grant	$9.53
Exercise price	$6.00
Expected dividends	-
Expected term (in years)	5.00
Risk-free rate	0.27%
Expected forfeiture rate	0%

The fair value of the warrant was credited to Additional paid-in capital, and also represents a deemed dividend to those shareholders, which was charged to Additional paid-in capital, therefore with no effect on that account.

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

	October 31, 2020	October 31, 2019
Common stock equivalents:
Preferred stock	1,990,606	47,368
Restricted stock units	32,500	32,500
Stock options	96,875	136,896
Stock warrants	1,658,419	499,361

Total	3,778,400	716,125

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

The future minimum lease payments at October 31, 2020 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2021	$2,240
Fiscal 2022	2,240
Fiscal 2023	2,240
Fiscal 2024	960
$7,680

The Company may renew each lease for a third ten-year term, which will require one annual payment of $3.00 per acre for the first year and $4.00 per acre for each year thereafter.

Maggie Creek option:

The Maggie Creek option agreement grants the Company the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing the Initial Earn-in over a seven-year period, as amended:

First agreement year	$0
Second agreement year	300,000
Third agreement year	500,000
Fourth agreement year	700,000
Fifth agreement year	1,000,000
Sixth agreement year	1,000,000
Seventh agreement year	1,000,000
$4,500,000

Once the Initial Earn-in has been met, the Company is required to pay an additional $250,000 to the counter-party to vest the Company’s 50% interest in the Maggie Creek property.

NPRC option:

Pursuant to the Merger (see Note 4), the Company acquired from NPRC a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated in February 2020 which was later amended in June 2020.

The annual advance minimum royalty payments at October 31, 2020 under the option agreement are as follows, each payment to be made in the beginning on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

Fiscal 2022	$25,000
Fiscal 2023	25,000
Fiscal 2024	25,000
Fiscal 2025	25,000
Fiscal 2026 and thereafter	150,000
$250,000

100% of the advance minimum royalty payments will be applied to the royalty credits.

NOTE 11 — SUBSEQUENT EVENTS

In November and December 2020, the Company issued an aggregate of 100,000 shares of common stock for the exercise of stock warrants and received proceeds of $700,000.

On November 13, 2020, the Company issued an aggregate of 1,068,940 shares of the Company’s common stock in exchange for the conversion of 106,894 shares of Series H Preferred Stock.

On November 16, 2020, the Company issued an aggregate of 188 shares of restricted common stock for director services rendered from November 1 to November 9, 2020. The shares of restricted common stock vested immediately on the date of grant.

On November 17, 2020, the Company issued an aggregate of 921,666 shares of the Company’s common stock in exchange for the conversion of 921,666 shares of Series I Preferred Stock.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of October 31, 2020, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three- and six-month periods ended October 31, 2020 and 2019, and our unaudited interim condensed consolidated cash flows for the six-month periods ended October 31, 2020 and 2019. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Overview

We are an exploration company that owns certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming, the Keystone and Maggie Creek Projects in Nevada and most recently the Challis Gold Project in Idaho. None of our properties contain any proven and probable reserves under SEC Industry Guide 7, and all of our activities on our properties are exploratory in nature.

During the three months ended October 31, 2020, we focused primarily on the advancement of a Preliminary Feasibility Study (“PFS”) on our CK Gold Project and the closing of the Merger Agreement with Northern Panther Resources Corporation (“NPRC”), securing an additional fund of approximately $5.5 million in equity financing and strengthening our management and board of directors. An overview of certain significant events follows:

●	On October 28, 2020, we announced an exploration update on our Maggie Creek property in Nevada. Four initial exploration targets have been identified.

●	On August 13, 2020, we announced the appointment of Mr. George Bee as our President.

●	On August 11, 2020, we closed the acquisition of NPRC. Pursuant to the acquisition, we acquired the Challis Gold project in Idaho and approximately $2.5 million in cash. Concurrently with the acquisition, we completed a private placement of approximately $5.5 million led by several NPRC shareholders.

Recent Developments

Adoption of Amendment to U.S. Gold Corp. 2020 Stock Incentive Plan

On August 31, 2020, our board of directors approved and adopted, subject to stockholder approval, an amendment (the “2020 Plan Amendment”) to the U.S. Gold Corp. 2020 Stock Incentive Plan (the “2020 Plan”). Our stockholders approved the 2020 Plan Amendment at the 2020 Annual Meeting of Stockholders, which was held on November 9, 2020 (the “Annual Meeting”).

Election of Directors

At the Annual Meeting, Edward M. Karr, George Bee, Ryan K. Zinke, Robert W. Schafer and Tara Gilfillan were elected as directors of our board of directors to serve for a term expiring at the Company’s 2021 annual meeting of stockholders.

Appointment of Chief Executive Officer; Appointment of Executive Chairman

Immediately following the Annual Meeting, Mr. Karr voluntarily relinquished his position as our Chief Executive Officer, and the board of directors appointed Mr. Bee as the new Chief Executive Officer. In addition, the board of directors appointed Mr. Karr to serve as executive chairman of the board of directors. We intend to enter into new Employment Agreements with each of Messrs. Bee and Karr, subject to the recommendation of the Compensation Committee and approval by the board of directors.

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

Results of Operations

Three and six months ended October 31, 2020 compared to the three and six months ended October 31, 2019:

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three- and six-month periods ended October 31, 2020 and 2019.

Operating Expenses

Total operating expenses for the six months ended October 31, 2020 as compared to the six months ended October 31, 2019, were approximately $5.8 million and $3.5 million, respectively. The approximate $2.3 million increase in operating expenses for the six months ended October 31, 2020 as compared to the six months ended October 31, 2019, is comprised of (i) an increase in compensation of approximately $705,000 primarily due to increase in compensation related to total bonuses of $600,000 paid in common stock and cash, stock-based compensation from the accelerated vesting of certain stock options and restricted stock units and the hiring of additional executive management in August and September 2020, (ii) an increase of approximately $660,000 in exploration expenses on our mineral properties due to an increase in exploration activities in our CK Gold property, (iii) an increase in professional consulting fees of approximately $839,000 primarily due to increases in stock-based consulting fees of approximately $547,000, legal fees of approximately $189,000 primarily due to services related to the NPRC merger, accounting fees of approximately $50,000, and general strategic and permitting consulting services of $53,000, and (iv) an increase in general and administrative expenses of approximately $63,000 due primarily to increases in public company expenses related to the Annual Meeting and advertising expenses.

Total operating expenses for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019, were approximately $4.8 million and $2.2 million, respectively. The approximate $2.6 million increase in operating expenses for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019, is comprised of (i) an increase in compensation of approximately $797,000 primarily due to increase in compensation related to total bonuses of $600,000 paid in common stock and cash, stock-based compensation from the accelerated vesting of certain stock options and restricted stock units and the hiring of additional executive management in August and September 2020 (ii) an increase of approximately $781,000 increase in exploration expenses on our mineral properties due to an increase in exploration activities in our CK Gold property, (iii) an increase in professional and consulting fees of approximately $932,000 primarily due to increases in stock-based consulting fees of approximately $586,000 and increase in legal fees of approximately $121,000 primarily due to services related to the NPRC merger, accounting fees of approximately $32,000, and general strategic and permitting consulting services of $193,000, and (iv) an increase in general and administrative expenses of approximately $107,000 due primarily to increases in public company expenses related to the Annual Meeting and advertising expenses.

Loss from Operations

We reported loss from operations before tax of approximately $5.8 million and $3.5 million for the six months ended October 31, 2020 and 2019, respectively. We reported loss from operations of approximately $4.8 million and $2.2 million for the three months ended October 31, 2020 and 2019, respectively.

Net Loss

As a result of the operating expense with no revenues discussed above, we reported a net loss of approximately $5.8 million for the six months ended October 31, 2020 as compared to a net loss of $3.5 million for the six months ended October 31, 2019. We reported a net loss of approximately $4.8 million for the three months ended October 31, 2020 as compared to a net loss of $2.2 million for the three months ended October 31, 2019.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2020 compared to April 30, 2020, and the increase between those periods:

	October 31, 2020	April 30, 2020	Increase
Current Assets	$8,036,848	$3,181,747	$4,855,101
Current Liabilities	$1,150,182	$157,840	$992,342
Working Capital	$6,886,666	$3,023,907	$3,862,759

As of October 31, 2020, we had working capital of $6,886,666, as compared to working capital of $3,023,907 as of April 30, 2020, an increase of $4,855,101. During the six months ended October 31, 2020, we received approximately $5.5 million proceeds from the sale of an aggregate of 921,666 shares of our Series I Convertible Preferred Stock, par value $0.001 (“Series I Preferred Stock”) per share and warrants to purchase an aggregate of 921,666 shares of our common stock at an exercise price of $6.00 per share, which was the primary source of cash to fund operations. Additionally, we received approximately $2.5 million in cash as a part of the acquisition of NPRC in August 2020.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the six months ended October 31, 2020 and 2019, we incurred losses in the amounts of approximately $5.8 million and $3.5 million, respectively. As of October 31, 2020, we had cash of approximately $7.3 million, working capital of approximately $6.9 million, and an accumulated deficit of approximately $37.4 million. As a result of the utilization of cash in its operating activities, and the development of its assets, we have incurred losses since we commenced operations. Our primary source of operating funds since inception has been equity financings. As of October 31, 2020, we had sufficient cash to fund its operations for approximately 6 to 9 months and expected that we will be required to raise additional funds to fund our operations thereafter. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including potential acquisitions, changes in exploration programs and related studies and other operating strategies. In addition, we continue to assess the impact of the COVID-19 pandemic, which may adversely affect our ability to obtain additional future capital. To the extent we require additional funding, we cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue the exploration activities or programs.

Cash Used in Operating Activities

Net cash used in operating activities totaled $3.5 million and $2.8 million for the six months ended October 31, 2020 and 2019, respectively. Net loss for the six months ended October 31, 2020 and 2019 totaled approximately $5.8 million and $3.5 million, respectively. Additionally, we expensed approximately $1.7 million in stock-based compensation for options and shares issued to employees and consultants during the six months ended October 31, 2020 compared to approximately $0.6 million during the six months ended October 31, 2019 primarily due to stock-based compensation related to bonuses to our CEO and former COO and stock-based consulting fee paid to a consultant related to the NPRC merger. Net changes of $551,885 in operating assets and liabilities are primarily due to net increases in prepaid expenses and other assets of approximately $298,000, reclamation of bond deposits of approximately $34,000, and net of increases of approximately $884,000 in accounts payable to trade vendors and related parties.

Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $2.5 million for the six months ended October 31, 2020, as compared to $159,000 primarily due to cash received in connection with share exchange agreements during the six months ended October 31, 2020 and 2019.

Cash Provided by Financing Activities

Net cash provided by financing activities the six months ended October 31, 2020 of approximately $5.6 million primarily due to the issuance of Series I Preferred Stock and warrants in August 2020 as compared with net cash provided by financing activities of approximately $2.4 million, net of issuance costs, for the six months ended October 31, 2019, primarily due to the issuance of Series F Preferred Stock and warrants.

Off-Balance Sheet Arrangements

As of October 31, 2020, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended October 31, 2020. Critical accounting policies and the significant accounting estimates made in according with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K, filed with the Commission on July 13, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

While present in the Company’s design of internal controls, the Company’s internal controls over financial reporting and disclosure are not written; however, the operation of many controls are in place and are applied on a consistent basis. Company personnel perform controls standard to: 1) approve all Company expenditures, 2) approve and sign contractual obligations, 3) reconcile bank accounts and other general ledger accounts, and 4) many other similar rudimentary controls applied as best practice. However, management has concluded that due to the Company’s small size and limited personnel available to perform control functions, the Company is precluded from applying adequate segregation of duties in financial transactions. These are material weaknesses common to companies of similar size and staffing in the Company’s industry. The Company expects these material weakness conditions to continue for the foreseeable future, or until significant Company growth results in additional personnel to perform financial functions.

Changes in Internal Control Over Financial Reporting

During the three months ended October 31, 2020, management determined that the delay of its program for compliance with the Sarbanes-Oxley Act of 2002 and the 2013 COSO Framework continued to be necessary to conserve cash in the Company’s current financial condition. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting; however, management has determined that for the sake of transparency and conservancy, it cannot state that internal controls over financial reporting are effective at this time.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On October 27, 2020, Mandeep Singh (“Plaintiff”), through his attorney, filed a complaint (Singh v. U.S. Gold Corp., et al., Case No. 1:20-cv-08995 (S.D.N.Y.)) in the United States District Court for the Southern District of New York, against U.S. Gold Corp. (the “Company”) and its members (the “Directors”) of the board of directors (the “Board”). As of the date of this Quarterly Report, the Company has not been served with the complaint.

The complaint alleges, among other things, that the Company’s definitive proxy statement on Schedule 14A (as further amended and supplemented, the “proxy statement”) filed with the Commission on September 14, 2020 contains material omissions and materially misleading statements in connection with the acquisition of NPRC (such acquisition, the Merger”) and the related financing transactions and that the Directors breached their duty by failing to disclose the required information in the proxy statement. The complaint seeks to enjoin the Company from taking any actions that would allow the issuances of shares of the Company’s common stock upon the conversion of Series H Convertible Preferred Stock, Series I Convertible Preferred Stock and exercise of certain warrants, all of which were previously issued in connection with the Merger and the related financing or, in the event that the proposed share issuances are consummated, seeks a judgment for damages. The complaint alleges that the proxy statement failed to disclose, among other things, (i) the background process leading up to the Merger and related transactions, (ii) the discussion of due diligence undertaken by the Company and financial analysis prepared in connection with the Merger, (iv) the discussion of the Company’s financial advisor and the fairness opinion delivered by the financial advisor in connection with the Merger, and (v) a summary of financial projections prepared by the Company in connection with the share issuances.

The Company believes that the suit is without merit and intends to defend vigorously against the suit.

Item 1A. RISK FACTORS.

Except as follows and as supplemented by the Risk Factors disclosed below, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2020. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in our Form 10-K, filed with the Commission on July 13, 2020.

The Company’s activities may be adversely affected by unforeseeable and unquantifiable health risks, such as the COVID-19 pandemic, whether those effects are local, nationwide or global. Matters outside the Company’s control may prevent it from executing on its exploration programs, limit travel of Company representatives, adversely affect the health and welfare of Company personnel or prevent important vendors and contractors from performing normal and contracted activities.

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

The risks to the Company related to contagious disease, or policies implemented by governments to protect against the spread of a disease, are unforeseeable and unquantifiable by us. The COVID-19 pandemic has prevented the Company, or its people, investors, contractors or stakeholders, from free cross-border travel or normal attendance to activities in conducting its business at trade shows, presentations, meetings or other activities meant to promote or execute its business strategy and transactions. In addition, the Company has been prevented from receiving goods or services from contractors. Decisions beyond the Company’s control, such as canceled events, restricted travel, barriers to entry or other factors have affected or may affect its ability to accomplish drilling programs, technical analysis of completed exploration actions, equity raising activities, and other needs that would normally be accomplished without such limitations. Such government-imposed precautionary measures related to COVID-19 may have been relaxed in certain states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. There can be no assurance that the Company and its personnel may travel and access property freely in the near future.

Furthermore, the Company uses a variety of outsourced contractors to execute its exploration programs. Drilling contractors need to be able to access the Company’s projects and insure social distancing recommended safety standards. The COVID-19 pandemic has caused disruptions in travel and accessing the Company’s exploration properties with contractors. There is still uncertainty and lack of clarity with regards to travel restrictions and future State openings in Wyoming and Nevada. The Company continues to monitor the overall situation closely, with safety of its employees and contractors our top priority. There are no assurances that material exploration activities can take place in 2021.

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

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and equity method investments. The Company evaluated these impairment considerations and determined that no such impairments occurred as of October 31, 2020.

Litigation costs and the outcome of litigation could have a material adverse effect on the Company’s business.

From time to time, the Company has been and may be subject to various legal, administrative and regulatory inquiries, investigations, proceedings and claims through the ordinary course of its business operations regarding, but not limited to, environmental matters, contractual relations with third-party contracts, consultants, and professionals, property rights and other matters related to the Company’s operations and transactions. Litigation to defend the Company against claims by third parties, or to enforce any rights that the Company may have against third parties, may be necessary, which could result in substantial costs and diversion of the Company’ resources, causing a material adverse effect on its business, financial condition and results of operations. On October 27, 2020, Mandeep Singh filed a complaint in the United States District Court for the Southern District of New York, against the Company and its members of the board of directors. For further detailed discussion of the complaint, please see Item 1. “Legal Proceedings” herein. The Company believes that the suit is without merit and intends to defend vigorously against the suit. However, the outcome of any litigation is inherently uncertain.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than set forth below, there were no sales of unregistered securities during the quarter ended October 31, 2020 that were not previously reported on a Current Report on Form 8-K.

On September 17, 2020, the Compensation Committee of the Board of Directors awarded five directors of the Company an aggregate of 12,500 shares of restricted stock for board services pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The Company recognized stock-based compensation of $140,125 or $11.21 per share based on the quoted trading price on the date of grant. The issuance of the shares of common stock to the directors was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On August 11, 2020, the Company issued 82,500 shares of restricted common stock to a consultant for finder’s fee related to the acquisition of NPRC. The shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On September 17, 2020, the Company issued 30,107 shares of restricted common stock to Edward Karr, then Chief Executive Officer, and now Executive Chairman, as bonus in connection with the consummation of the acquisition of the NPRC, which was fully vested immediately. The shares of restricted common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On October 31, 2020, the Compensation Committee of the Board awarded four directors of the Company an aggregate of 1,875 shares of restricted stock for board services pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 1,875 shares of restricted stock had a fair value of $15,206, or $8.11 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. These shares were issued on November 16, 2020. The issuance of the shares of common stock to the directors was not registered under the Securities Act, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

During the quarter ended October 31, 2020, the Company issued 1,857 shares of our common stock to its former chief financial officer for services rendered previously. The shares of restricted stock vested immediately on the dates of grant. The Company recognized stock-based compensation of $13,145 or an average of $7.08 per share based on the quoted trading price on the dates of grant. The issuance of the shares of common stock to the former chief financial officer was not registered under the Securities Act, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

During the six months ended October 31, 2020, the Company issued an aggregate of 20,357 shares of the Company’s common stock in exchange for the conversion of 57 shares of Series G Preferred Stock. The shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six-month period ended October 31, 2020, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit No	Description

3.1	Certificate of Designations of Series H Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
3.2	Certificate of Designations of Series I Convertible Preferred Stock. Incorporated by reference from Exhibit 3.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
4.1	Form of Warrant. Incorporated by reference from Exhibit 4.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.1	Agreement and Plan of Merger, dated as of August 10, 2020, by and among the Company, Acquisition Corp., Northern Panther and the Stockholder Representative named therein. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.2	Form of Leak-Out Agreement. Incorporated by reference from Exhibit 10.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.3	Securities Purchase Agreement, dated as of August 10, 2020, by and among the Company and the Purchasers signatory thereto. Incorporated by reference from Exhibit 10.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.4	Form of Company Stockholder Agreement. Incorporated by reference from Exhibit 10.4 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.5	Form of Northern Panther Stockholder Agreement. Incorporated by reference from Exhibit 10.5 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.6*	Employment Letter, dated as of August 10, 2020, by and between the Company and George Bee. Incorporated by reference from Exhibit 10.6 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.7*	Employment Letter, dated as of September 17, 2020, by and between the Company and Eric Alexander. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 22, 2020.
10.8*	General Release and Severance Agreement, dated September 17, 2020, by and between the Company and David Rector. Incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 22, 2020.
10.9*	U.S. Gold Corp 2020 Stock Incentive Plan Amendment. Incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 10, 2020.

31(a)	Rule 13a-14(a) Certification of George M. Bee.

31(b)	Rule 13a-14(a) Certification of Eric Alexander.

32(a)	Section 1350 Certification of George M. Bee (furnished not filed).

32(b)	Section 1350 Certification of Eric Alexander (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. U.S. Gold Corp. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: December 14, 2020	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2020	By:	/s/ Eric Alexander
Eric Alexander
Principal Financial and Accounting Officer

