Form 10-Q
period 2021-01-31
U.S. GOLD CORP.
filed 2021-03-17
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of March 16, 2021, there were 7,059,223 shares outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$13,992,772	$2,749,957
Income tax receivable	219,072	219,072
Prepaid expenses and other current assets	368,119	212,718

Total current assets	14,579,963	3,181,747

NON - CURRENT ASSETS:
Property, net	173,258	133,371
Reclamation bond deposit	389,556	355,556
Mineral rights	16,356,862	6,163,559

Total non - current assets	16,919,676	6,652,486

Total assets	$31,499,639	$9,834,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$572,190	$154,381
Accounts payable - related parties	-	3,459

Total current liabilities	572,190	157,840

LONG- TERM LIABILITIES
Asset retirement obligation	194,717	168,392

Total liabilities	766,907	326,232

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; none issued and outstanding as of January 31, 2021 and April 30, 2020)	-	-
Convertible Series G Preferred stock ($0.001 Par Value; 127 Shares Authorized; none and 57 issued and outstanding as of January 31, 2021 and April 30, 2020)	-	-
Convertible Series H Preferred stock ($0.001 Par Value; 106,894 Shares Authorized; none issued and outstanding as of January 31, 2021 and April 30, 2020; no liquidation preference)	-	-
Convertible Series I Preferred stock ($0.001 Par Value; 921,666 Shares Authorized; none issued and outstanding as of January 31, 2021 and April 30, 2020; no liquidation preference)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 5,869,751 and 2,903,393 shares issued and outstanding as of January 31, 2021 and April 30, 2020)	5,870	2,903
Common stock to be issued 794,136 shares at January 31, 2021	794	-
Additional paid-in capital	71,816,386	41,093,050
Accumulated deficit	(41,090,318)	(31,587,952)

Total stockholders’ equity	30,732,732	9,508,001

Total liabilities and stockholders’ equity	$31,499,639	$9,834,233

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	1,241,185	591,290	2,523,210	1,168,736
Exploration costs	1,307,506	62,810	3,106,065	1,201,559
Professional and consulting fees	895,741	407,115	3,200,741	1,873,501
General and administrative expenses	256,148	119,316	672,350	472,420

Total operating expenses	3,700,580	1,180,531	9,502,366	4,716,216

Loss from operations	(3,700,580)	(1,180,531)	(9,502,366)	(4,716,216)

Loss before benefit (provision) for income taxes	(3,700,580)	(1,180,531)	(9,502,366)	(4,716,216)

Benefit (provision) for income taxes	-	219,073	-	219,073

Net loss	(3,700,580)	(961,458)	(9,502,366)	(4,497,143)

Deemed dividend related to beneficial conversion feature of preferred stock	-	-	(5,530,004)	(2,022,712)

Net loss applicable to U.S. Gold Corp. common shareholders	$(3,700,580)	$(961,458)	$(15,032,370)	$(6,519,855)

Net Loss per common share, basic and diluted	$(0.67)	$(0.40)	$(3.78)	$(2.93)

Weighted average common shares outstanding - basic and diluted	5,493,764	2,401,350	3,974,487	2,224,715

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2021 AND 2020

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Common Stock to be issued
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2020	-	$-	57	$-	-	$-	-	$-	2,903,393	$2,903	-	$-	$41,093,050	$(31,587,952)	$9,508,001

Conversion of preferred stock into common stock	-	-	(57)	-	-	-	-	-	20,357	21	-	-	(21)	-	-

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	51,262	-	51,262

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	1,875	2	-	-	20,216	-	20,218

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(957,120)	(957,120)

Balance, July 31, 2020	-	-	-	-	-	-	-	-	2,925,625	2,926	-	-	41,164,507	(32,545,072)	8,622,361

Issuance of preferred stock and warrants, net of issuance cost	-	-	-	-	-	-	921,666	922	-	-	-	-	5,529,082	-	5,530,004

Issuance of common stock for services	-	-	-	-	-	-	-	-	147,341	147	-	-	1,442,055	-	1,442,202

Issuance of preferred stock and common stock in connection with the Share Exchange Agreement	-	-	-	-	106,894	107	-	-	581,053	581	-	-	12,640,292	-	12,640,980

Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	10,000	10	-	-	69,990	-	70,000

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	137,650	-	137,650

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	77,250	-	77,250

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,844,666)	(4,844,666)

Balance, October 31, 2020	-	-	-	-	106,894	107	921,666	922	3,664,019	3,664	-	-	61,060,826	(37,389,738)	23,675,781

Conversion of preferred stock into common stock	-	-	-	-	(106,894)	(107)	(921,666)	(922)	1,990,606	1,991	-	-	(962)	-	-

Common stock to be issued for cash	-	-	-	-	-	-	-	-	-	-	794,136	794	8,370,373	-	8,371,167

Issuance of common stock for services	-	-	-	-	-	-	-	-	7,688	8	-	-	1,590	-	1,598

Issuance of common stock for prepaid services	-	-	-	-	-	-	-	-	5,009	5	-	-	56,245	-	56,250

Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	202,429	202	-	-	1,179,794	-	1,179,996

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	2,925	-	2,925

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	1,145,595	-	1,145,595

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,700,580)	(3,700,580)

Balance, January 31, 2021	-	$-	-	$-	-	$-	-	$-	5,869,751	$5,870	794,136	$794	$71,816,386	$(41,090,318)	$30,732,732

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Common Stock to be issued
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2019	-	$-	-	$-	-	$-	-	$-	1,986,063	$1,986	$-	-	$33,425,931	$(26,275,102)	$7,152,815

Issuance of preferred stock and warrants for cash, net of offering cost	1,250	1	-	-	-	-	-	-	-	-	-	-	2,401,201	-	2,401,202

Conversion of preferred stock into common stock	(616)	-	-	-	-	-	-	-	108,071	108	-	-	(108)	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	2,153	2	-	-	24,998	-	25,000

Issuance of common stock for accrued services	-	-	-	-	-	-	-	-	1,068	1	-	-	12,499	-	12,500

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	52,214	-	52,214

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	52,682	-	52,682

Cancellation of common stock	-	-	-	-	-	-	-	-	(8,500)	(9)	-	-	9	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,308,599)	(1,308,599)

Balance, July 31, 2019	634	1	-	-	-	-	-	-	2,088,855	2,088	-	-	35,969,426	(27,583,701)	8,387,814

Conversion of preferred stock into common stock	(364)	(1)	-	-	-	-	-	-	63,860	64	-	-	(63)	-	-

Issuance of common stock for services	-	-	-	-	-	-	-	-	200,000	200	-	-	2,019,800	-	2,020,000

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	52,213	-	52,213

Stock-based compensation in connection with restricted common stock unit grants	-	-	-	-	-	-	-	-	33,500	34	-	-	393,064	-	393,098

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,227,086)	(2,227,086)

Balance, October 31, 2019	270	-	-	-	-	-	-	-	2,386,215	2,386	-	-	38,434,440	(29,810,787)	8,626,039

Issuance of common stock for services	-	-	-	-	-	-	-	-	503,609	503	-	-	418,195	-	418,698

Issuance of common stock for accrued services	-	-	-	-	-	-	-	-	17,936	18	-	-	14,385	-	14,403

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	40,357	-	40,357

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	55,787	56	-	-	27,539	-	27,595

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(961,458)	(961,458)

Balance, January 31, 2020	270	$-	-	$-	-	$-	-	$-	2,963,547	$2,963	$-	-	$38,934,916	$(30,772,245)	$8,165,634

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	January 31, 2021	January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,502,366)	$(4,497,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,456	6,622
Accretion	12,973	6,666
Stock based compensation	2,878,700	1,061,857
Abandonment of mineral properties	56,329	-
Amortization of prepaid stock based expenses	9,375	145,210
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(108,526)	(77,508)
Reclamation bond deposit	(34,000)	(16,109)
Accounts payable and accrued liabilities	309,156	(182,964)
Accounts payable - related parties	(3,459)	1,967

NET CASH USED IN OPERATING ACTIVITIES	(6,365,362)	(3,551,402)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(42,991)	-
Proceeds received in connection with the share exchange agreement	2,500,000	159,063

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,457,009	159,063

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock and warrants, net of issuance cost	5,530,004	2,401,202
Common stock to be issued for cash	8,371,167	-
Issuance of common stock for exercise of warrants	1,249,997	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,151,168	2,401,202

NET INCREASE (DECREASE) IN CASH	11,242,815	(991,137)

CASH - beginning of period	2,749,957	2,197,181

CASH - end of period	$13,992,772	$1,206,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$-	$26,903
Issuance of common stock for prepaid services	$56,250	$-
Deemed dividends - Series F preferred stock	$-	$2,022,712
Deemed dividends - Series I preferred stock	$5,530,004	$-
Issuance of common stock in connection with conversion of preferred stock	$21	$2,020,000
Assumption of liabilities in connection with the share exchange agreement	$108,652	$125,670
Increase in acquisition of mineral properties in connection with the share exchange agreement	$10,249,632	$1,986,607
Increase in asset retirement cost and obligation	$13,352	$-

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

On March 17, 2020, the board of directors (the “Board”) of the Company approved a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”), and on March 18, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to its Articles of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on March 19, 2020, and the Company’s common stock began trading on a split-adjusted basis when the market opened on March 20, 2020. Accordingly, all common stock and per share data are retrospectively restated to give effect of the split for all periods presented herein.

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

JANUARY 31, 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of January 31, 2021. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2020, which are contained in the Form 10-K filed on July 13, 2020. The unaudited condensed consolidated balance sheet as of April 30, 2020 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the three and nine months ended January 31, 2021 are not necessarily indicative of the results to be expected for the year ending April 30, 2021.

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

At January 31, 2021 and April 30, 2020, the Company had no financial instruments or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $368,119 and $212,718 at January 31, 2021 and April 30, 2020, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, and business advisory services, insurance premiums, mining claim fees, drilling fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the periods ended January 31, 2021 and April 30, 2020.

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

JANUARY 31, 2021

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

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. During the periods ended January 31, 2021 and April 30, 2020, the Company’s outstanding convertible preferred shares were accounted for as equity, with no liability recorded.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

Foreign Currency Transactions

The reporting and functional currency of the Company is the U.S. dollar. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company and are included in general and administrative expenses.

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

The Unaudited Condensed Consolidated Balance Sheets include a tax refund receivable of $219,072 as of the periods ended January 31, 2021 and April 30, 2020, under the Tax Cuts and Jobs Act of 2017 for carryovers of previously paid alternative minimum tax by Dataram Corporation.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The standard can be adopted under the modified retrospective method or the full retrospective method. The guidance will not have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470) - Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, or ASU 2020-09, to reflect the SEC’s amended disclosure rules for guaranteed debt securities offerings. The final rule amends the disclosure requirements in SEC Regulation S-X, Rule 3-10, which require entities to separately present financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The amended rule allows entities to provide summarized financial information of the parent company and its issuers and guarantors on a combined basis either in a note to the financial statements or as part of management’s discussion and analysis. ASU 2020-09 is effective for filings on or after January 4, 2021, with early adoption permitted. Upon adoption, the guidance did not have a material impact on its consolidated financial statements.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of January 31, 2021, the Company had cash of approximately $14.0 million, working capital of approximately $14.0 million and an accumulated deficit of approximately $41.1 million. The Company had a net loss and cash used in operating activities of approximately $9.5 million and $6.4 million, respectively, for the nine-month period ended January 31, 2021. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the date of the filing of the quarterly report for the interim period January 31, 2021, the Company had sufficient cash to fund its operations for approximately 9 to 12 months and expects that it would be required to raise additional funds to fund its operations thereafter. The ongoing COVID-19 pandemic has and may continue to adversely impact the Company’s business, as the Company’s operations are based in and rely on third parties located in areas affected by the pandemic. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Additionally, on January 28, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”) and such transaction closed on February 1, 2021. Pursuant to the Purchase Agreement, the Company issued and sold to the Purchasers (i) in a registered direct offering (the “Offering”) an aggregate of 914,136 shares of the Company’s common stock at a price of $10.54 per share and (ii) in a concurrent private placement warrants to purchase an aggregate of 457,068 shares of common stock at an exercise price of $14.50 per share for aggregate gross proceeds from the Offering of approximately $9.6 million (see Note 11). As of January 31, 2021, certain of these investors completed and funded their subscription agreements, consequently, the Company recorded 794,136 common stock to be issued valued at par value of $794 and additional paid in capital of $8,370,373 as of January 31, 2021 until which time the Company could administratively issue the shares.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At the closing of the Merger, which occurred on August 11, 2020, the shares of common stock of NPRC outstanding immediately prior to the Merger (other than shares held as treasury stock) were converted into and represent the right to receive (i) 581,053 shares of the Company’s common stock and (ii) 106,894 shares of the Company’s Series H Convertible Preferred Stock, par value $0.001 per share (the “Series H Preferred Stock” and, together with the common stock, the “Merger Consideration”), which Series H Preferred Stock was convertible into common stock on a 1 for 10 basis (see Notes 8). On November 13, 2020, the Company issued an aggregate of 1,068,940 shares of the Company’s common stock in exchange for the conversion of all 106,894 outstanding shares of Series H Preferred Stock.

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

In accordance with ASC 805-50-30 “Business Combinations”, the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. Accordingly, the total consideration given consist of the shares of common stock and common stock equivalents of 1,650,000 shares, valued at the Volume Weighted Average Price for the 30-day period immediately prior to the date of the Merger Agreement of $7.6612 per share of common stock, or $12,640,980. Net assets purchased consist of:

Cash – US Dollars	$2,500,000
Intangible assets – (mineral rights) Challis Gold Project	10,249,632
Total assets acquired at fair value	12,749,632
Total Liabilities assumed at fair value – US Dollars	(108,652)
Total purchase consideration	$12,640,980

As of the dates presented, mineral properties consisted of the following:

	January 31, 2021	April 30, 2020
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Gold Bar North Project	-	56,329
Maggie Creek Project	1,986,607	1,986,607
Challis Gold Project	10,249,632	-
Total	$16,356,862	$6,163,559

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

During the nine months ended January 31, 2021, the Company did not renew the mineral claims on the Gold Bar North mineral properties and as such the Company recorded an abandonment expense of $56,329 included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	January 31, 2021	April 30, 2020
Site costs	$164,409	$151,057
Computer equipment	3,498	-
Vehicle	39,493	-
Total	207,400	151,057
Less: accumulated depreciation	(34,142)	(17,686)
Total	$173,258	$133,371

For the three months ended January 31, 2021 and 2020, depreciation expense amounted to $6,740 and $2,098, respectively. For the nine months ended January 31, 2021 and 2020, depreciation expense amounted to $16,456 and $6,622, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold Project and Keystone Project, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	January 31, 2021	April 30, 2020

Balance, beginning of period	$168,392	$88,746
Addition and changes in estimates	13,352	69,172
Accretion expense	12,973	10,474
Balance, end of period	$194,717	$168,392

For the three months ended January 31, 2021 and 2020, accretion expense amounted to $4,585 and $2,335, respectively. For the nine months ended January 31, 2021 and 2020, accretion expense amounted to $12,973 and $6,666, respectively.

NOTE 7 — RELATED PARTY TRANSACTIONS

On April 16, 2019, the Company entered into a one-year consulting agreement with a director of the Company for providing services related to investor and strategic introduction to potential industry partners. In consideration for the services, the consultant was paid $3,750 per month in cash, and total shares of the Company’s common stock with a value of $45,000. In April 2019, the Company issued 4,592 shares of the Company’s common stock, valued at $45,000 at the market price on the dates of grant, in connection with this consulting agreement. On January 7, 2021, the Company entered into another one-year agreement with the director providing for an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000, paid $3,000 per month. The Company paid consulting fees to such director of $3,000 and $11,250 in cash during the three months ended January 31, 2021 and 2020, respectively. The Company paid consulting fees to such director of $6,750 and $33,750 in cash during the nine months ended January 31, 2021 and 2020, respectively. As of January 31, 2021, the Company recorded accrued expenses of $4,167 in connection with the January 7, 2021 consulting agreement and reflected in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Accounts payable to related parties as of January 31, 2021 and April 30, 2020 was $0 and $3,459, respectively, and was reflected as accounts payable – related party in the accompanying condensed consolidated balance sheets. The related party to which accounts were payable as of April 30, 2020 was the former Chief Financial Officer, who was owed a total of $3,459 (including $2,700 payable in shares of common stock).

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

NOTE 8 — STOCKHOLDERS’ EQUITY

As of January 31, 2021, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

Series G Convertible Preferred Stock

During the nine months ended January 31, 2021, the Company issued an aggregate of 20,357 shares of the Company’s common stock in exchange for the conversion of 57 shares of Series G Preferred Stock. As of January 31, 2021, all Series G Preferred Stock had converted and there were no shares of Series G Preferred Stock outstanding.

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

Total consideration given consist of the shares of common stock and common stock equivalents of 1,650,000 shares, valued at the Volume Weighted Average Price for the 30-day period immediately prior to the date of the Merger Agreement of $7.6612 per share of common stock, or $12,640,980.

Series I Convertible Preferred Stock

Securities Purchase Agreement

In connection with the Merger, on August 10, 2020, the Company entered into a securities purchase agreement (the “SPA”) with certain investors, pursuant to which the Company sold to such investors in a private placement (i) an aggregate of 921,666 shares of the Company’s Series I Convertible Preferred Stock, par value $0.001 per share (the “Series I Preferred Stock”) and (ii) warrants to purchase an aggregate of 921,666 shares of common stock at an exercise price of $6.00 per share for aggregate consideration of $5,530,004.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

On August 11, 2020, the Company filed a Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Series I Preferred Stock (the “Series I Certificate of Designation”) with the Secretary of State of the State of Nevada amending its Articles of Incorporation to establish the Series I Preferred Stock and the number, relative rights, powers, preferences, privileges and restrictions thereof. Pursuant to the Series I Certificate of Designations, 921,666 shares of preferred stock have been designated as Series I Preferred Stock. The Series I Preferred Stock has substantially the same terms as the Series H Preferred Stock, except that each share of Series I Preferred Stock is convertible into one share of common stock. The Warrants are exercisable in whole or in part at any time, from time to time following the initial exercise date, and terminate five years following the issuance. The sale of the Series I Preferred Stock and warrants under the SPA closed on August 11, 2020. The conversion of the Series I Preferred Stock and the warrants into common stock was subject to the Company’s stockholders’ approval, which was received on November 9, 2020. On November 17, 2020, the Company issued an aggregate of 921,666 shares of the Company’s common stock in exchange for the conversion of all 921,666 outstanding shares of Series I Preferred Stock.

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

Common Stock Issued, Restricted Stock Awards, and RSUs Granted for Services

On April 30, 2020, the Company granted four former directors of the Company an aggregate of 1,875 shares of restricted stock for board services pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 1,875 shares of restricted stock had a fair value of $9,581, or $5.11 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. These shares were issued on May 5, 2020.

On July 31, 2020, the Company granted four former directors of the Company an aggregate of 1,875 shares of restricted stock for board services pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 1,875 shares of restricted stock had a fair value of $15,244, or $8.13 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. These shares were issued in August 2020.

On August 11, 2020, the Company issued 82,500 shares of restricted common stock to a consultant for finder’s fee related to the Merger. The 82,500 shares of common stock had a fair value of $786,225, or $9.53 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On September 16, 2020, the Company and David Rector, the Company’s former Chief Operating Officer, agreed by mutual understanding that Mr. Rector’s employment as an officer and employee of the Company would terminate, effective as of October 31, 2020 (the “Separation Date”). In connection with Mr. Rector’s departure, the Company entered into a General Release and Severance Agreement with Mr. Rector (the “Separation Agreement”), pursuant to which Mr. Rector provided certain transition services to the Company from the Separation Date until December 31, 2020. Pursuant to the Separation Agreement, Mr. Rector received (i) a prorated annual bonus for the 2020 calendar year and through the Separation Date equal to $150,000 (the “Prorated Bonus”), which was paid in the number of fully vested shares of restricted common stock of the Company equal to the Prorated Bonus determined based on the common stock’s fair market value on the date of grant, and subject to the terms and conditions of the Company’s 2020 Stock Incentive Plan (the “2020 Plan”) and the Company’s standard form Restricted Stock Award Agreement; and (ii) any equity awards granted to Mr. Rector by the Company pursuant to its 2014 Equity Incentive Plan (the “2014 Plan”), 2017 Equity Incentive Plan (the “2017 Plan”), or 2020 Plan (the 2014 Plan, 2017 Plan, and 2020 Plan are collectively referred to herein as, the “Equity Plans”) during the term of Mr. Rector’s employment, were 100% vested and retained by Mr. Rector, notwithstanding any terms in an award agreement or plan document regarding forfeiture of such awards under the Equity Plans upon termination of employment provided that the foregoing did not in any way extend the awards beyond their original term. The $150,000 bonus was paid in 18,502 shares of restricted common stock and had a fair value of $150,000, or $8.11 per share, based on the quoted trading price on the date of grant, which were fully vested and expensed immediately. Additionally, the Company recognized stock-based compensation of $77,250 due to the accelerated vesting of the 7,500 restricted stock units granted on September 18, 2019. Accordingly, the Company issued 7,500 shares in November 2020 in connection with the vested 7,500 restricted stock units.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

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

On October 31, 2020, the Company granted four former directors of the Company an aggregate of 1,875 shares of restricted common stock for board services. The shares of restricted common stock vested immediately on the date of grant. The total 1,875 shares of restricted common stock had a fair value of $15,206, or $8.11 per share of common stock, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. These shares were issued in November 2020.

On October 31, 2020, the Company paid its former Chief Financial Officer for accounting services rendered from February 2020 to September 2020 by issuing 1,857 shares of restricted common stock at an average price of $7.08 per share of common stock based on the quoted trading prices on the date of grants. In connection with this issuance, the Company recorded stock-based accounting fees of $13,145 during the nine months ended January 31, 2021. The restricted common stock issued to the former Chief Financial Officer were fully vested at the date of issuance.

On November 9, 2020, the Company issued an aggregate of 188 shares of restricted common stock for director services rendered from November 1 to November 9, 2020. The total 188 shares of restricted common stock had a fair value of $1,598, or $8.50 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On December 8, 2020, the Company entered into a one-year consulting agreements for investor relation services under which it was required to pay for services either in cash or shares of the Company’s common stock. On December 8, 2020, the Company issued 5,009 shares at a fair value of $56,250 or $11.23 per share of common stock based on the quoted trading prices on the date of grant. The Company recognized stock-based compensation of $9,375 during the nine months ended January 31, 2021 and recorded prepaid stock-based expense of $46,875 at January 31, 2021 to be amortized over the term of the consulting agreement.

On December 9, 2020, the Company granted an aggregate of 304,464 restricted stock units to three officers, and one employee of the Company for services rendered. The restricted stock units vested 25% on the date of issuance and 25% vest on each of the first, second and third anniversaries of the date of grant. The 304,464 restricted stock units had a fair value of $3,413,041 or $11.21 per share of common stock based on the quoted trading price on the date of grant and will be expensed over the vesting period.

On December 9, 2020, the Company granted an aggregate of 13,392 restricted stock units to three directors of the Company for services rendered. The 13,392 restricted stock units had a fair value of $150,124 or $11.21 per share of common stock based on the quoted trading price on the date of grant. The restricted stock units fully vested and expensed immediately.

Total stock compensation expense for awards issued for services of $1,145,595 and $27,596 was expensed for the three months ended January 31, 2021 and 2020, respectively. Total stock compensation expense for awards issued for services of $1,243,063 and $138,322 was expensed for the nine months ended January 31, 2021 and 2020, respectively. A balance of $2,675,071 remains to be expensed over future vesting periods related to unvested restricted stock units issued for services.

Common Stock issued for exercise of Stock Warrants

In October 2020, the Company issued 10,000 shares of common stock for the exercise of stock warrants and received proceeds of $70,000.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

In November and December 2020, the Company issued an aggregate of 168,571 shares of common stock for the exercise of stock warrants and received proceeds of $1,179,997.

In December 2020, the Company issued 33,858 shares of common stock for the cashless exercise of 109,688 stock warrants.

Common Stock to be issued for cash

On January 28, 2021, the Company entered the Purchase Agreement with the Purchasers and such transaction closed on February 1, 2021. Pursuant to the Purchase Agreement, the Company issued and sold to the Purchasers (i) in the Offering an aggregate of 914,136 shares of the Company’s common stock at a price of $10.54 per share and (ii) in a concurrent private placement warrants to purchase an aggregate of 457,068 shares of common stock at an exercise price of $14.50 per share for aggregate gross proceeds from the Offering of approximately $9.6 million (see Note 11). As of January 31, 2021, certain of these investors completed and funded their subscription agreements, consequently, the Company recorded 794,136 common stock to be issued valued at par value of $794 and additional paid in capital of $8,370,373 as of January 31, 2021 until which time the Company could administratively issue the shares.

Equity Incentive Plan

In August 2017, the Board approved the Company’s 2017 Plan including the reservation of 165,000 shares of common stock thereunder.

On August 6, 2019, the Board approved and adopted, subject to stockholder approval, the 2020 Plan. The 2020 Plan reserves 330,710 shares for future issuance to officers, directors, employees and contractors as directed from time to time by the Compensation Committee of the Board. The 2020 Plan was approved by a vote of stockholders at the 2019 annual meeting. With the approval and effectivity of the 2020 Plan, no further grants will be made under the 2017 Plan. On August 31, 2020, the Board approved and adopted, subject to stockholder approval, an amendment (the “2020 Plan Amendment”) to the 2020 Plan. The 2020 Plan Amendment increased the number of shares of common stock available for issuance pursuant to awards under the 2020 Plan by an additional 836,385, to a total of 1,167,095 shares of the Company’s common stock. The 2020 Plan Amendment was approved by the Company’s stockholders on November 9, 2020.

Stock options

The following is a summary of the Company’s stock option activity during the periods ended January 31, 2021 and April 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2020	100,000	$14.31	2.87
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(5,000)	—	—
Balance at January 31, 2021	95,000	14.63	1.81

Options exercisable at end of period	93,750	$14.65
Options expected to vest	1,250	$13.40
Weighted average fair value of options granted during the period		$-

At January 31, 2021 and April 30, 2020, the aggregate intrinsic value of options outstanding and exercisable were de minimus for each period.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

In September 2020, the Board approved the acceleration of the vesting terms of the 50,000 stock options granted to Edward Karr, Executive Chairman of the Company, and 25,000 stock options granted to David Rector, former Chief Operating Officer of the Company on December 21, 2017 and therefore the total 75,000 stock options are fully vested. Additionally, the Board of Directors of the Company approved to extend the exercise period of the stock options granted to Mr. Rector and three former directors, to December 21, 2022, the original termination date of the respective stock option agreements. The Company recognized stock-based compensation of $133,439 due to the accelerated vesting of the 75,000 fully vested stock options granted on December 21, 2017.

Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $2,925 and $40,357 for the three months ended January 31, 2021 and 2020, respectively. Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $191,836 and $144,785 for the nine months ended January 31, 2021 and 2020, respectively. A balance of $2,924 remains to be expensed over future vesting periods.

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of January 31, 2021 and changes during the nine months ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2020	527,378	$14.83	3.73
Granted	921,666	6.00	5.00
Exercised	(178,571)	7.00	4.16
Forfeited	—	—	—
Canceled	—	—	—
Balance at January 31, 2021	1,270,473	9.52	3.94
Class A Warrants:
Balance at April 30, 2020	219,375	11.40	4.22
Granted	—	—	—
Exercised	(109,688)	11.40	3.47
Forfeited	—	—	—
Canceled	—	—	—
Balance at January 31, 2021	109,687	11.40	3.47
Total Warrants Outstanding at January 31, 2021	1,380,160	$9.67	3.90
Warrants exercisable at end of period	1,380,160	$9.67
Weighted average fair value of warrants granted during the period		$9.09

As of January 31, 2021, the aggregate intrinsic value of warrants outstanding and exercisable was $5,311,612.

In October 2020, the Company issued 10,000 shares of common stock for the exercise of stock warrants and received proceeds of $70,000.

In November and December 2020, the Company issued an aggregate of 168,571 shares of common stock for the exercise of stock warrants and received proceeds of $1,179,997.

In December 2020, the Company issued 33,858 shares of common stock for the cashless exercise of 109,688 stock warrants.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

Pursuant to the SPA, the Company issued 921,666 warrants which are exercisable in whole or in part at any time, from time to time following the initial exercise date, and terminate five years following the issuance. The fair value of the warrants was $5,530,004, as measured on the date of the issuance with a Black-Scholes pricing model using the assumptions noted in the following table:

Warrants Issued During the Nine Months Ended January 31, 2021
Expected volatility	169.0%
Stock price on date of grant	$9.53
Exercise price	$6.00
Expected dividends	-
Expected term (in years)	5.00
Risk-free rate	0.27%
Expected forfeiture rate	0%

The fair value of the warrants was credited to Additional paid-in capital, and also represented a deemed dividend to those shareholders, which was charged to Additional paid-in capital, therefore with no effect on that account.

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

	January 31, 2021	January 31, 2020
Common stock equivalents:
Preferred stock	-	473,684
Restricted stock units	342,856	349,691
Stock options	95,000	1,000,000
Stock warrants	1,380,160	3,896,109
Total	1,818,016	5,719,484

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

The future minimum lease payments at January 31, 2021 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2022	$2,240
Fiscal 2023	2,240
Fiscal 2024	960
$5,440

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

Maggie Creek option:

The Maggie Creek option agreement grants the Company the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing the Initial Earn-in over a seven-year period, as amended:

First agreement year	$-
Second agreement year	300,000
Third agreement year	500,000
Fourth agreement year	700,000
Fifth agreement year	1,000,000
Sixth agreement year	1,000,000
Seventh agreement year	1,000,000
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

The annual advance minimum royalty payments at January 31, 2021 under the option agreement are as follows, each payment to be made in the beginning on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

Fiscal 2022	$25,000
Fiscal 2023	25,000
Fiscal 2024	25,000
Fiscal 2025	25,000
Fiscal 2026 and thereafter	150,000
$250,000

100% of the advance minimum royalty payments will be applied to the royalty credits.

On November 11, 2020, the Company entered into a one-year consulting agreement for business advisory services. The term may be extended for an additional 6 months increment by both parties. In consideration for the services, the Company shall pay the consultant $12,500 per month ($3,750 in cash and $8,750 worth of the Company’s common stock) during the first 6 months and $7,500 per month ($3,750 in cash and $3,750 worth of the Company’s common stock) during the last 6 months of the agreement. As of January 31, 2021, the Company recorded accrued expenses of $26,250 in connection with the November 11, 2020 consulting agreement and reflected in accounts payable and accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Legal Matters

On October 27, 2020, Mandeep Singh (“Plaintiff”), through his attorney, filed a complaint (Singh v. U.S. Gold Corp., et al., Case No. 1:20-cv-08995 (S.D.N.Y.)) in the United States District Court for the Southern District of New York, against the Company and its members (the “Directors”) of the board of directors (the “Board”). As of the date of this Quarterly Report, the Company has not been served with the complaint.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

NOTE 11 — SUBSEQUENT EVENTS

Purchase Agreement

On January 28, 2021, the Company entered into the Purchase Agreement with the Purchasers, pursuant to which the Company issued and closed on February 1, 2021, (i) in the Offering an aggregate of 914,136 shares of common stock of the Company, at an offering price of $10.54 per share and (ii) in a concurrent private placement warrants to purchase an aggregate of 457,068 shares of common stock at an exercise price of $14.50 per share, for gross proceeds from the Offering of approximately $9.6 million before the deduction of financial advisory fees and offering expenses. As of January 31, 2021, certain of these investors completed and funded their subscription agreements (see Note 8).

Pursuant to the Purchase Agreement, the warrants are exercisable six months following the date of issuance and terminate five years following the initial exercise date. A holder of such warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

On January 27, 2021, the Company entered into an amendment to that certain engagement agreement (“Engagement Agreement Amendment”) with Palladium Capital Group, LLC (“Palladium”), dated March 29, 2020, in connection with the Offering, among other things. Pursuant to the Engagement Agreement Amendment, the Company agreed to pay Palladium a cash fee equal to 8% of the aggregate gross proceeds received by the Company in the Offering from investors introduced to the Company by Palladium. In addition, the Company issued to Palladium warrants to purchase up to 46,490 shares of common stock which are identical in all material respects to the warrants issued pursuant to the Purchase Agreement.

Restricted Stock Unit

On February 14, 2021, the Company granted an aggregate of 3,946 restricted stock units to a director of the Company for services rendered. The 3,946 restricted stock units had a fair value of $50,000 or $12.67 per share of common stock based on the quoted trading price on the date of grant. The restricted stock units fully vested and expensed immediately.

Income Tax Refund

On March 1, 2021, the Company collected $219,072 of the income tax receivable.

Common Stock issued for exercise of Stock Warrants

In February 2021 and March 2021, the Company issued an aggregate of 178,571 shares of common stock for the exercise of stock warrants and received proceeds of $1,250,000.

In February 2021, the Company issued 91,894 shares of common stock for the cashless exercise of 166,666 stock warrants.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of January 31, 2021, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three- and nine-month periods ended January 31, 2021 and 2020, and our unaudited interim condensed consolidated cash flows for the nine-month periods ended January 31, 2021 and 2020. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

During the three months ended January 31, 2021, we focused primarily on the advancement of a Preliminary Feasibility Study (“PFS”) on our CK Gold Project, securing additional funds of approximately $9.6 million in gross proceeds from equity financing and strengthening our board of directors. An overview of certain significant events follows:

●	On November 11, 2020, we announced the elections of Mr. Robert Schafer and Ms. Tara Gilfillan to our Board of Directors.

●	On January 11, 2021, we announced the appointment of Mr. Michael Waldkirch to our Board of Directors.

●	On January 28, 2021, we announced that we entered into a securities purchase agreement for the sale of 914,136 shares of our common stock at a price of $10.54 per share in a registered direct offering (the “Offering”), resulting in gross proceeds of approximately $9.6 million. We also agreed to issue unregistered warrants to the investors in a concurrent private placement to purchase up to one-half share of common stock for each share of common stock purchased with an exercise price of $14.50 per share.

●	During the three-month period ended January 31, 2021, we released the assay results of several metallurgical holes drilled during the recently completed field season at our CK Gold Project, August to November 2020. The results demonstrate continuity of attractive gold and copper grades.

Recent Developments

Appointment of Director

On January 11, 2021, we announced the appointment of Mr. Michael Waldkirch to our Board of Directors.

Securities Purchase Agreement

On January 28, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”), pursuant to which we agreed to issue and sell (i) in the Offering an aggregate of 914,136 shares of common stock of the Company, at an offering price of $10.54 per share and (ii) in a concurrent private placement warrants to purchase an aggregate of 457,068 shares of common stock at an exercise price of $14.50 per share, for gross proceeds from the Offering of approximately $9.6 million before the deduction of financial advisory fees and offering expenses and such Offering. As of January 31, 2021, certain of these investors completed and funded their subscription agreements, consequently, we recorded 794,136 common stock to be issued valued at par value of $794 and additional paid in capital of $8,370,373 as of January 31, 2021 until which time we could administratively issue the shares.

Pursuant to the Purchase Agreement, the warrants are exercisable six months following the date of issuance and terminate five years following the initial exercise date. A holder of such warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

On January 27, 2021, the Company entered into an amendment to that certain engagement agreement (“Engagement Agreement Amendment”) with Palladium Capital Group, LLC (“Palladium”), dated March 29, 2020, in connection with the Offering, among other things. Pursuant to the Engagement Agreement Amendment, the Company agreed to pay Palladium a cash fee equal to 8% of the aggregate gross proceeds received by the Company in the Offering from investors introduced to the Company by Palladium. In addition, the Company issued to Palladium warrants to purchase up to 46,490 shares of common stock are identical in all material respects to the warrants issued pursuant to the Purchase Agreement.COVID-19 Developments

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other countries. On March 12, 2020, the WHO declared COVID-19 to be a global pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. The ongoing COVID-19 pandemic has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in areas affected by the pandemic.

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

Results of Operations

Three and nine months ended January 31, 2021 compared to the three and nine months ended January 31, 2020:

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three- and nine-month periods ended January 31, 2021 and 2020.

Operating Expenses

Total operating expenses for the nine months ended January 31, 2021 as compared to the nine months ended January 31, 2020, were approximately $9.5 million and $4.7 million, respectively. The approximate $4.8 million increase in operating expenses for the nine months ended January 31, 2021 as compared to the nine months ended January 31, 2020, is comprised of (i) an increase in compensation of approximately $1,354,000 primarily due to increase in compensation related to total bonuses of $600,000 paid in common stock and cash, stock-based compensation from the accelerated vesting of certain stock options and restricted stock units and the hiring of additional executive management in August and September 2020, (ii) an increase of approximately $1,905,000 in exploration expenses on our mineral properties due to an increase in exploration activities in our CK Gold property, (iii) an increase in professional consulting fees of approximately $1,327,000 primarily due to increases in stock-based consulting fees of approximately $636,000, legal fees of approximately $266,000 primarily due to services related to the NPRC merger and general corporate matters, accounting fees of approximately $40,000, and general strategic, investor relations, and permitting consulting services of $385,000, and (iv) an increase in general and administrative expenses of approximately $200,000 due primarily to increases in public company expenses related to the Annual Meeting, abandonment expense related to the Gold Bar Mineral properties, insurance, and advertising expenses.

Total operating expenses for the three months ended January 31, 2021 as compared to the three months ended January 31, 2020, were approximately $3.7 million and $1.2 million, respectively. The approximate $2.5 million increase in operating expenses for the three months ended January 31, 2021 as compared to the three months ended January 31, 2020, is comprised of (i) an increase in compensation of approximately $650,000 primarily due to increase in compensation related to stock-based compensation from restricted stock unit grants to our three officers and one employee and the hiring of additional executive management in August and September 2020 (ii) an increase of approximately $1,245,000 increase in exploration expenses on our mineral properties due to an increase in exploration activities in our CK Gold property, (iii) an increase in professional and consulting fees of approximately $489,000 primarily due to increases in stock-based consulting fees of approximately $89,000 and increase in legal fees of approximately $77,000 primarily due to services related to general corporate matters, and general strategic, investor relations and permitting consulting services of $323,000, and (iv) an increase in general and administrative expenses of approximately $137,000 due primarily to increases in abandonment expense related to the Gold Bar Mineral properties, insurance, and advertising expenses.

Loss from Operations

We reported loss from operations before tax of approximately $9.5 million and $4.7 million for the nine months ended January 31, 2021 and 2020, respectively. We reported loss from operations of approximately $3.7 million and $1.2 million for the three months ended January 31, 2021 and 2020, respectively.

Net Loss

As a result of the operating expense with no revenues discussed above, we reported a net loss of approximately $9.5 million for the nine months ended January 31, 2021 as compared to a net loss of $4.5 million for the nine months ended January 31, 2020. We reported a net loss of approximately $3.7 million for the three months ended January 31, 2021 as compared to a net loss of $961,000 for the three months ended January 31, 2020.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2021 compared to April 30, 2020, and the increase between those periods:

	January 31, 2021	April 30, 2020	Increase
Current Assets	$14,579,963	$3,181,747	$11,398,216
Current Liabilities	$572,190	$157,840	$414,350
Working Capital	$14,007,773	$3,023,907	$10,983,866

As of January 31, 2021, we had working capital of $14,007,773, as compared to working capital of $3,023,907 as of April 30, 2020, an increase of $10,983,866. During the nine months ended January 31, 2021, we received a total of approximately $15.2 million proceeds from the sale of an aggregate of 921,666 shares of our Series I Convertible Preferred Stock and warrants to purchase an aggregate of 921,666 shares of our common stock at an exercise price of $6.00 per share for approximately $5.5 million, exercise of stock warrants for approximately $1.2 million and the sale of 794,136 common stock to be issued as of January 31, 2021 for approximately $8.4 million in the Offering. These were the primary source of cash to fund operations. Additionally, we received approximately $2.5 million in cash as a part of the acquisition of NPRC in August 2020.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the nine months ended January 31, 2021 and 2020, we incurred losses in the amounts of approximately $9.5 million and $4.5 million, respectively. As of January 31, 2021, we had cash of approximately $14.0 million, working capital of approximately $14.0 million, and an accumulated deficit of approximately $41.1 million. As a result of the utilization of cash in its operating activities, and the development of its assets, we have incurred losses since we commenced operations. Our primary source of operating funds since inception has been equity financings. As of the date of the filing of the quarterly report for the interim period January 31, 2021, we had sufficient cash to fund its operations for approximately 9 to 12 months and expected that we will be required to raise additional funds to fund our operations thereafter. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Cash Used in Operating Activities

Net cash used in operating activities totaled $6.4 million and $3.6 million for the nine months ended January 31, 2021 and 2020, respectively. Net loss for the nine months ended January 31, 2021 and 2020 totaled approximately $9.5 million and $4.5 million, respectively. Additionally, we expensed approximately $2.9 million in stock-based compensation for options and shares issued to employees and consultants during the nine months ended January 31, 2021 compared to approximately $1.1 million during the nine months ended January 31, 2020 primarily due to stock-based compensation related to bonuses to our CEO and former COO and stock-based consulting fee paid to a consultant related to the NPRC merger. Net changes of $163,171 in operating assets and liabilities are primarily due to net increases in prepaid expenses and other assets of approximately $109,000, reclamation of bond deposits of approximately $34,000, and net of increases of approximately $306,000 in accounts payable to trade vendors and related parties.

Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $2.5 million for the nine months ended January 31, 2021, as compared to $159,000 primarily due to cash received in connection with share exchange agreements during the nine months ended January 31, 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities the nine months ended January 31, 2021 of approximately $15.2 million primarily due to proceeds from the issuance of Series I Preferred Stock and warrants in August 2020 for approximately $5.5 million, proceeds from exercise of stock warrants for approximately $1.2 million and the sale of 794,136 common stock to be issued as of January 31, 2021 for approximately $8.4 million in the Offering as compared with net cash provided by financing activities of approximately $2.4 million, net of issuance costs, for the nine months ended January 31, 2020, primarily due to the issuance of Series F Preferred Stock and warrants.

Off-Balance Sheet Arrangements

As of January 31, 2021, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended January 31, 2021. Critical accounting policies and the significant accounting estimates made in according with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K, filed with the Commission on July 13, 2020.

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

Changes in Internal Control Over Financial Reporting

During the three months ended January 31, 2021, management determined that the delay of its program for compliance with the Sarbanes-Oxley Act of 2002 and the 2013 COSO Framework continued to be necessary to conserve cash in the Company’s current financial condition. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting; however, management has determined that for the sake of transparency and conservancy, it cannot state that internal controls over financial reporting are effective at this time.

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

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and equity method investments. The Company evaluated these impairment considerations and determined that no such impairments occurred as of January 31, 2021.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than set forth below, there were no sales of unregistered securities during the quarter ended January 31, 2021 that were not previously reported on a Current Report on Form 8-K.

On September 16, 2020, the Board of Directors awarded a now former employee 18,502 shares of restricted stock as a bonus for services under a separation agreement effective October 31, 2020. The Company recognized stock-based compensation of $150,000 or $8.11 per share. These shares were issued on November 5, 2020. The issuance of the shares of common stock to the directors was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On November 9, 2020, the Compensation Committee of the Board awarded four former directors of the Company an aggregate of 188 shares of restricted stock for board services pursuant to respective restricted stock award agreements. The shares of restricted stock vested immediately on the date of grant. The total 188 shares of restricted stock had a fair value of $1,598, or $8.50 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately. These shares were issued on November 16, 2020. The issuance of the shares of common stock to the directors was not registered under the Securities Act, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On December 8, 2020, the Company issued 5,009 shares of restricted common stock to a consultant for services. The shares had a fair value of $56,250 or $11.23 per share. The shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine-month period ended January 31, 2021, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

Exhibit No	Description

3.1	Certificate of Designations of Series H Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
3.2	Certificate of Designations of Series I Convertible Preferred Stock. Incorporated by reference from Exhibit 3.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
4.1	Form of Warrant. Incorporated by reference from Exhibit 4.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
4.2	Form of Common Warrant. Incorporated by reference from Exhibit 4.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 28, 2021.
10.1	Agreement and Plan of Merger, dated as of August 10, 2020, by and among the Company, Acquisition Corp., Northern Panther and the Stockholder Representative named therein. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.2	Form of Leak-Out Agreement. Incorporated by reference from Exhibit 10.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.3	Securities Purchase Agreement, dated as of August 10, 2020, by and among the Company and the Purchasers signatory thereto. Incorporated by reference from Exhibit 10.3 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.4	Form of Company Stockholder Agreement. Incorporated by reference from Exhibit 10.4 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.5	Form of Northern Panther Stockholder Agreement. Incorporated by reference from Exhibit 10.5 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.6*	Employment Letter, dated as of August 10, 2020, by and between the Company and George Bee. Incorporated by reference from Exhibit 10.6 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.
10.7*	Employment Letter, dated as of September 17, 2020, by and between the Company and Eric Alexander. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 22, 2020.
10.8*	General Release and Severance Agreement, dated September 17, 2020, by and between the Company and David Rector. Incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 22, 2020.
10.9*	U.S. Gold Corp 2020 Stock Incentive Plan Amendment. Incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 10, 2020.
10.10	Securities Purchase Agreement, dated as of January 28, 2021, by and among the Company and each purchaser identified on the signature pages thereto. Incorporated by reference from Exhibit 10.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 28, 2021.

31(a)	Rule 13a-14(a) Certification of George M. Bee.

31(b)	Rule 13a-14(a) Certification of Eric Alexander.

32(a)	Section 1350 Certification of George M. Bee (furnished not filed).

32(b)	Section 1350 Certification of Eric Alexander (furnished not filed).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. U.S. Gold Corp. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: March 16, 2021	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2021	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

