Form 10-K
period 2021-04-30
U.S. GOLD CORP.
filed 2021-07-29
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of October 31, 2020, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $27,619,984. This figure is based on the closing sale price of $8.11 per share of the Registrant’s common stock on October 30, 2020.

Number of shares of Common Stock outstanding as of July 28, 2021: 7,090,621

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement for its 2021 annual meeting of stockholders which the registrant intends to file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

U.S. GOLD CORP

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

●	our plans to conduct geologic surveys and determine the scope of our drilling program during our fiscal year ended April 30, 2022,
●	the timing, duration and overall impact of the COVID-19 pandemic on our business and exploration activities,
●	the impact of public health threats and outbreaks of other highly communicable diseases,
●	the strength of the world economies,
●	fluctuations in interest rates and foreign exchange rates,
●	changes in governmental rules and regulations or actions taken by regulatory authorities,
●	our ability to maintain compliance with the NASDAQ Capital Market’s (the “NASDAQ”) listing standards,
●	the conclusions of additional exploration programs and related studies,
●	expectations and the timing and budget for exploration and future exploration of our properties,
●	our planned expenditures during our fiscal year ended April 30, 2022 and future periods,
●	our estimates of the cost of future permitting changes and additional bonding requirements,
●	future exploration plans and expectations related to our properties,
●	volatility in the market price of our common stock,
●	our ability to fund our business with our current cash reserves based on our currently planned activities,
●	our ability to raise the necessary capital required to continue our business on terms acceptable to us or at all,
●	our expected cash needs and the availability and plans with respect to future financing,
●	statements concerning our financial condition,
●	our anticipation of future environmental and regulatory impacts,
●	our ability to retain key management and mining personnel necessary to successfully operate and grow our business,
●	potential conflicts of interest involving members of our Board of Directors (the “Board”) and senior management,
●	our business and operating strategies,
●	statements related to operating and legal risks, including potential liability from pending or future litigation, and
●	other factors detailed in this Annual Report on Form 10-K and from time to time in our quarterly reports and periodic reports.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in the Risk Factors in Item 1A of this Annual Report.

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

PART I

Item 1. BUSINESS

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was incorporated under the laws of the State of Nevada in 2016 and was originally incorporated in the State of New Jersey in 1967. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. We are a gold and precious metals exploration company pursuing exploration opportunities primarily in Wyoming, Nevada and Idaho.

We are an exploration company that owns certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming the Keystone and Maggie Creek Projects in Nevada and the Challis Gold Project in Idaho. None of our properties contain any proven and probable reserves under SEC Industry Guide 7, and all of our activities on all of our properties are exploratory in nature.

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

Recent Developments

COVID-19 Developments

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other countries. On March 12, 2020, the WHO declared COVID-19 to be a global pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. If the COVID-19 pandemic continues on a prolonged basis or becomes more severe, this could result in a continuation or worsening of the levels of market disruption and volatility seen in the recent past and could have an adverse effect on the Company’s ability to access capital, on the Company’s business, results of operations and financial condition, and on the market price of its common stock.

The Company, or its people, investors, contractors or stakeholders, has been prevented from free cross-border travel or normal attendance to activities in conducting its business at trade shows, presentations, meetings or other activities meant to promote or execute its business strategy and transactions. The Company has been prevented from receiving goods or services from contractors. Decisions beyond the Company’s control, such as canceled events, restricted travel, barriers to entry or other factors have affected or may affect its ability to accomplish drilling programs, technical analysis of completed exploration actions, equity raising activities, and other needs that would normally be accomplished without such limitations. Furthermore, the Company’s exploration activities rely heavily on outside contractors and importation of specialized equipment. The COVID-19 pandemic has caused disruptions in travel, access to parts and machinery and accessing our exploration properties with contractors. Although travel restrictions have been lifted at certain locations, there can be no assurance that travel and property access will resume fully in the near future.

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

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of July 29, 2021 for each of our subsidiaries is set out below.

Board of Directors
George Bee - Chairman
Ryan Zinke
Robert Schafer
Tara Gilfillan
Michael Waldkirch
U.S. Gold Corp.
George Bee – President /CEO
Eric Alexander – CFO / Corporate Secretary
Kevin Francis – VP Exploration and Technical Services
U.S. Gold Acquisition Corp. (NV)
Keystone Project (NV)
Gold King Corp. (NV)
CK Gold Project (WY)
Northern Panther Resources Corporation (NV)
Challis Gold Project (ID)
2637262 Ontario Inc. (Ontario, Canada)
Orevada Metals Inc. (NV)
Maggie Creek Project (NV)

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

Employees

As of April 30, 2021, we had 3 full-time employees and no part-time employees. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

OUR MINERAL PROPERTIES AND PROJECTS

CK Gold Project, Wyoming

The CK Gold Project (the “CK Gold Project”) consists of certain mining leases and other mineral rights comprising the CK Gold, gold and copper exploration project located in the Silver Crown Mining District of southeast Wyoming.

Location and Access

The CK Gold Project is located in southeastern Wyoming, approximately 20 miles west of the city of Cheyenne, on the southeastern margin of the Laramie Range. The property covers about two square miles that include the S½ Section 25, NE¼ Section 35, and all of Section 36, T.14N., R.70W., Sixth Principal Meridian. Access to within an approximate 0.9 miles of the property is provided by paved and maintained gravel roads. An easement agreement providing access for exploration and other minimal impact activities has been negotiated with Ferguson Ranch Inc. on the S½ Section 25, T14N, R70W, and the W½ Section 30, T14N, R69W. The fee for this easement is $10,000 per year, renewable each year prior to July 11.

The CK Gold property covers approximately 1,120 acres (about two square miles) that include the S½ of Section 25, NE¼ Section 35, and all of Section 36, T.14N., R.70W. The project is entirely located on land owned and administered by the State of Wyoming. There are no federal lands within or adjoining the CK Gold land position. Curt Gowdy State Park lies northwest of the property, partially within Section 26. The state park’s southeastern boundary is approximately 1,000 feet northwest of the property and approximately 3,000 feet northwest of the mineralized area. The CK Gold property position consists of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases.

5

WYOMING
Red Lodge
Sheridan
Cody
Gillette
Casper
Douglas
Great Divide Basin
Muddy Gap
Shirley Basin
Wheatland
Green River
Rock Springs
Creston
Saratoga
Laramie
Evanston
Lyman
Cheyenne
Copper King Project
Columbine
Thunder Basin National Grassland
Lost Cabin
Thermopolis
Worland
Basin
Buffalo
Wind River I.R.
Lander
Pinedale
Afton
0
45
90 Miles
0
0.5
1 Miles

Mine Development Associates

U.S. Gold Corp.
Copper King Location Map

Figure 1 – CK Gold Project Location and Boundaries

Rights to the CK Gold Project

Our rights to the CK Gold Project arise under two State of Wyoming mineral leases:

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

History of Prior Operations and Exploration on the CK Gold Project

Limited exploration and mining were conducted on the CK Gold property in the late 1880s and early 1900s. Approximately 300 tons of material was reported to have been produced from a now inaccessible 160-foot-deep shaft with two levels of cross-cuts. A few small adits and prospect pits with no significant production are scattered throughout the property.

Since 1938, at least nine historic (pre-Strathmore Minerals Corp.) drilling campaigns by at least seven companies plus the U.S. Bureau of Mines have been conducted at CK Gold. The current project database contains 91 drill holes totaling 37,500 feet that were drilled before Wyoming Gold acquired the property. All but six of the drill holes are within the current resource area. Other work conducted at CK Gold by previous companies has included ground and aeromagnetic surveys as well as induced polarization surveys along with geochemical sampling, geologic mapping, and a number of metallurgical studies.

Wyoming Gold conducted an exploration drill program in 2007 and 2008. Thirty-five diamond core drill holes were completed for a total of 25,500 feet. The exploration permit, 360DN, has been terminated and the bond released. The focus of that work was to confirm and potentially expand the mineralized body outlined in the previous drill campaigns, increase the geologic and geochemical database leading to the creation of the current geologic model and mineralization estimate, and to provide material for further metallurgical testing. The CK Gold historic assay database for some 120 holes contains 8,357 gold assays and 8,225 copper assays. At least 10 different organizations or individuals conducted metallurgical studies on the gold-copper mineralization at the request of prior operators between 1973 and 2009. It was concluded that the process with the highest potential to yield good extractions of gold and copper would likely be flotation, followed by cyanidation of the flotation tailings.

Geological Summary of the CK Gold Project

The CK Gold Project is underlain by Proterozoic rocks that make up the southern end of the Precambrian core of the Laramie Range. Metavolcanic and metasedimentary rocks of amphibolite-grade metamorphism are intruded by the 1.4-billion-year-old Sherman Granite and related felsic rocks. Within the project area, foliated granodiorite is intruded by aplitic quartz monzonite dikes, thin mafic dikes and younger pegmatite dikes. Shear zones with cataclastic foliation striking N60°E to N60°W are found in the southern part of the Silver Crown district, including at CK Gold. The granodiorite typically shows potassium enrichment, particularly near contacts with quartz monzonite. Copper and gold mineralization occur primarily in unfoliated to mylonitic granodiorite. The mineralization is associated with a N60°W-trending shear zone and disseminated and stockwork gold-copper deposits in the intrusive rocks. Some authors have categorized it as a Proterozoic porphyry gold-copper deposit. Hydrothermal alteration is overprinted on retrograde greenschist alteration and includes a central zone of silicification, followed outward by a narrow potassic zone, surrounded by propylitic alteration. Higher-grade mineralization occurs within a central core of thin quartz veining and stockwork mineralization that is surrounded by a zone of lower-grade disseminated mineralization. Disseminated sulfides and native copper with stockwork malachite and chrysocolla are present at the surface, and chalcopyrite, pyrite, minor bornite, primary chalcocite, pyrrhotite, and native copper are present at depth. Gold occurs as free gold.

The CK Gold exploration property contains oxide, mixed oxide-sulfide, and sulfide rock types. At the stated cutoff grade 0.015oz AuEq/ton, approximately 80% of the resource is sulfide material with the remaining 20% split evenly between the oxide and mixed rock types. There is consistent distribution of gold and copper, albeit generally low-grade, throughout this potential open-pit type deposit.

U.S Gold Corp. CK Gold Exploration Activities

In 2017, we performed two geophysical surveys at CK Gold. A district-wide ground magnetic survey was completed in June 2017 and an induced polarization study was completed in October 2017. In addition, a complete compilation of the historic drilling database was done. The compilation was critical to verifying the northwest extension target. After the detailed geophysical studies were completed and interpreted, we developed exploration drill targets. The exploration drill program was completed in the fall of 2017.

Preliminary Economic Assessment – CK Gold Property, WY

A Preliminary Economic Assessment (“PEA”) for the historic CK Gold deposit was updated by Mine Development Associates (MDA) and reported January 11, 2018. This PEA was prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”), which differ from SEC Industry Guide 7. This PEA is preliminary in nature and should not be considered to be a pre-feasibility or feasibility study, as the economic and technical viability of the CK Gold Project have not been demonstrated at this time. Therefore, there can be no certainty that the estimates contained in the PEA will be realized. None of our properties contain any proven and probable reserves under SEC Industry Guide 7, and all of our activities on all of our properties are exploratory in nature.

2017 Drill Results – CK Gold Property, WY

On January 30, 2018, we announced the results of our 2017 exploration drill program at CK Gold. Hole CK17-01rc was a western step out hole from the historic deposit. The hole encountered mineralization of gold, copper, silver and zinc. Permitting and bonding for drilling at CK Gold through a “Notification of Intent to Explore for Noncoal Minerals” was approved by the State of Wyoming Department of Environmental Quality based in Cheyenne, Wyoming. Assay results and interval thicknesses obtained in CK17-01rc were similar in value and character to assay intervals encountered in the CK Gold deposit “main zone.” Assay results and characteristics of mineralization in this hole indicated the presence of a heretofore previously undiscovered zone of significant mineralization on the CK Gold project.

2018 Drill Results – CK Gold Property, WY

In October 2018, we announced the results of our 2018 eight-hole reverse circulation exploration drill program at CK Gold. The eight holes indicated that the CK Gold mineralization extended to the west, at least 200 meters, and maintains the historically measured and reported widths and depth to the deposit.

Drill Hole Analysis at CK Gold Property, WY

On February 21, 2019, we announced that Datamine of Denver, CO, completed a comprehensive drill hole analysis of our CK Gold gold-copper-silver-zinc deposit. Datamine included all of the historic drilling database and the step-out drill programs conducted by us in 2017 and 2018.

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

The Datamine updated exploration model indicates that the deposit potentially remains open to the southwest and also to the southeast and appears to have a curved configuration as opposed to a more confined, previous west-northwestward tabular configuration. The Datamine exploration model also illustrates various isoshells for gold, copper, silver and zinc.

We plan to use this new digital exploration model to assist with a future potential exploration drilling program that we believe could provide an opportunity to discover additional prospective ore extensions. We also plan to further explore for and characterize the high-grade target zones of mineralization within the deposit. We have reviewed the conclusions from the Datamine exploration model and have developed additional exploration programs based upon the results. We are also re-examining all existing regional exploration data for the purpose of identifying additional new target opportunities in the vicinity of CK Gold.

For fiscal 2020, the majority of our efforts focused on advancing the CK Gold project further towards an eventual production decision. This work of advancement continued in our fiscal 2021. Multiple outside contractors have been engaged for additional metallurgical, environmental, baseline and hydrological studies.

CK Gold Quality Control Procedures for Drilling, Sampling and Assaying

The CK Gold PEA outlines the drilling procedures; sample preparation, analysis and security; and data verification for historic drilling at CK Gold. MDA concludes that “data verification procedures support the geological interpretations and confirm the database quality. Therefore, the CK Gold database is adequate for estimating a potential mineral resource.” We continue to apply industry standard practices for drilling and sampling at CK Gold.

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

On May 26, 2020, we announced our intention to advance the CK Gold Project towards the Pre-Feasibility Study level. Highlights of the anticipated activities included:

●	Additional core drilling for detailed metallurgical testing and process optimization
●	Remodeling of resources to incorporate new drilling and silver
●	Analysis of silver on overall economics
●	Analysis of processing rate
●	Commencement of baseline studies
●	Hydrology studies
●	Mine plan engineering and permitting advancement

On September 9, 2020, we announced an exploration update and drilling commenced on September 3, 2020. We also announced a relogging of all the historic core and commencement of baseline environmental, geotechnical and hydrological studies.

On November 5, 2020, we announced a Pre-Feasibility update including:

●	August initiated PFS Study for the CK Gold Project with associated consultants
●	August 5th commenced complete re-log of historic drill core with oversight from highly experience consulting geologists
●	September 5th kick-off meeting with diamond drill crew at project site
●	October 2nd completed last of seven diamond core drill holes totaling 4,651 ft (1,418 m) to gather metallurgical samples from representative areas of the known resource
●	October 3rd initiated the first of five planned geotechnical and hydrological diamond core holes to be completed in early November. Approximately 4,800 ft planned
●	October 15th R/C drill rig on site to commence drilling on 6 well/monitoring holes for site water characterization and up to 10 exploratory holes aimed at infill drilling to convert inferred resource to measured/indicated category, as well as expand limits of known resources. Drilling will continue into November dependent on weather and progress and we anticipate a total footage of 12,000 ft before we demobilize for winter
●	Contracted hydrological consultants to characterize local groundwater hydrology, open pit hydrology and surface hydro-geochemistry. Also, to establish project baseline for the natural hydrological conditions. Falling head and packer testing is ongoing during the drilling program
●	Contracted geotechnical consultants to establish open pit stability and design parameters. Specific geotechnical logging, point load testing and lab sample selection is ongoing during the drilling program
●	Contracted local environmental and permitting specialist to assist with environmental baseline program design and capture, permit application preparation. This includes the deployment of a monitoring station and assessment of drainages for any potential wetland impact
●	Monitoring the delivery, chain of custody and QA/QC for assay values at the laboratory, prioritizing metallurgical samples to allow metallurgical work to commence later in the year as soon as representative composites can be identified once assay results are in

On December 2, 2020, we announced an end of field season update for the CK Gold Project.

Highlights of Field Activities:

●	11,655 man-hours worked with no lost time or medical reportable injuries
●	No COVID-19 related cases reported
●	No environmental incidents reported
●	Over 100,000 ft of historic core relogged to foster a better geological interpretation of the resource
●	10,562 ft of core drilling captured material for metallurgical testing, geotechnical and hydrological characterization at an all-in cost of $83/ft (less assays)
●	8,495 ft of reverse circulation drilling conducted to further explore and convert inferred resources to measured and indicated at an all-in cost of $68/ft (less assays)

●	2,370 ft of monitoring wells drilled to establish hydrological regime at the project site and commence monitoring for environmental baseline in support of eventual permit applications
●	Geotechnical logging of 4,910 ft of core to establish pit slope stability characteristics including the installation of vibrating wire piezometers in four holes for slope design and eventual monitoring
●	Falling head and packer tests on several holes conducted to build a hydrological model aimed at establishing both open pit operational criteria and options for post mining land use of the open pit
●	A soil sampling program conducted to cover the entire lease area aimed and exploration and condemnation for future plant construction
●	Wetlands and surface water surveyed to characterize the site for future permitting, allowing avoidance of sensitive areas and support eventual permit application
●	A meteorological station established to gather baseline conditions for eventual permitting

On December 16, 28 and 29, 2020, we announced drilling results from the CK Gold Project for four metallurgical holes. Highlights included 78.3 meters (257 feet) of 5.708 g/t gold equivalent from surface for hole CK20-04cB.

On January 27, 2021, we announced a CEO update on its CK Gold Project advancements including:

●	Update on 2020 field activities at the CK Gold Project in Wyoming

●	Announcement of encouraging initial project drill results

●	Advancement of the CK Gold Project to the Pre-Feasibility Study

On February 23, 2021, we announced the CK Gold Project showed community support in Wyoming. On March 8, 2021, we announced an update on CK Gold Project metallurgy. On March 30, 2021, we announced a CK Gold Project update and additional drill results.

On May 4, 2021, we announced our plans for our summer 2021 field season activities at the CK Gold Project.

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

13

The Keystone Project is accessible via dirt roads. Navigation through the interior of the project is by off-road vehicle.

Title and Ownership for Keystone Project

The Keystone Project consists of unpatented mining claims located on federal land administered by the U.S. Bureau of Land Management (“BLM”). An annual maintenance fee of $165 per claim per year must be paid to the Nevada BLM by September 1 of each year, and failure to make the payment on time renders the claims void.

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

Congress has extended the claim maintenance requirements indefinitely. It will therefore be necessary for us to perform the following acts in order to maintain the claims in 2019-2020 and each year thereafter: (1) on or before September 1 of each year, we must pay a maintenance fee of $165 per claim to the Nevada BLM, and (2) on or before November 1 of each year we must record an Affidavit and Notice of Intent to Hold in Eureka County.

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

Under the terms of the Purchase and Sale Agreement, we may buy down 1% of the NSR owed to Nevada Gold Ventures LLC at any time through the fifth anniversary of the closing date for $2,000,000. In addition, we may buy down an additional 1% of the NSR owed to Nevada Gold Ventures, LLC anytime through the eighth anniversary of the closing date for $5,000,000. At April 30, 2021, we have not bought down any portion of the NSR. The decision to make a buy down payment would be driven by our progress in identifying an economic mineral resource, coupled with financial factors, such as available cash or an expressed interest by larger producing companies to enter into joint ventures or development arrangements. We are not in a position to make such a buy down payment at this time.

History of Prior Operations and Exploration on the Keystone Project

No comprehensive, modern-era, model-driven exploration has ever been conducted on the Keystone Project. Newmont drilled 6 holes in the old base metal and silver Keystone mine area in 1967 and encountered low grade (+/- 0.02 opt) gold intercepts. Chevron staked the property in 1981-1983 and drilled 27 shallow drill holes, continued by an agreement with USMX that drilled an additional 19 shallow holes; significant amounts of low grade and anomalous gold were intersected, but results were considered uneconomic, and the project was dropped. In 1988 and 1989, Phelps Dodge acquired a southern portion of the district and drilled 6 holes, one of which contained gold mineralization in its total depth and was subsequently deepened in 1990 resulting in over 200’ of low-grade gold mineralization. About this time Coral Resources acquired a northern portion of the property and drilled 21 shallow holes to follow-up previous drill intercepts. 1995-1997, Golden Glacier, a junior company, acquired the north end of the district, and Uranerz a portion of the southern area; 6 holes were drilled in the north and only 2 holes in the south, respectively. The entire district was dropped by all parties.

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

In addition, U.S. Gold Corp. announced it received an updated report from Thomas Chapin. Tom has been U.S. Gold Corp.’s Senior Consulting Geologist and has worked diligently over 3 years mapping the entire Keystone district.

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

Table 2. Keystone 2019 Phase One Significant Gold Intercepts

We continue to analyze the 2019 Keystone drilling results in context with all of the prior drilling, geophysical surveys, mapping and geochemistry.

On May 20, 2020, we announced a proposed 2020 Keystone exploration program, subject to us obtaining additional financing.

On August 25, 2020, we announced the publication of a technical report on the Keystone project by the Geological Society of Nevada.

On May 19, 2021, we announced we received Bureau of Land Management (BLM) approval for an additional 50 acres of disturbance under the effective Plan of Operations (POO) for Keystone. We advanced the required reclamation bond. We also announced potential interest in the Keystone project from various industry partners for potential joint venture opportunities.

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

Gold Bar North Project, Cortez Trend, Nevada

In August 2017, we closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold Ventures LLC, pursuant to which we purchased all right, title and interest in the Gold Bar North Property, a gold exploration project located in Eureka County, Nevada. The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479 which was paid in August 2017 and (b) 1,500 shares of our common stock which were issued in August 2017. Gold Bar North consists of 49 unpatented lode mining claims situated in Eureka County, Nevada. We do not consider the Gold Bar North Property as a material property and are currently focusing the majority of our limited resources on exploration activities at the CK Gold, Keystone and Maggie Creek properties.

After an internal geological review of the Gold Bar North claims in 2020, we decided not to renew the GBN claims for 2021 and dropped the claims at the end of August 2020. This decision was based on allocation of our limited exploration budget to its other higher potential projects. Accordingly, we fully wrote-off the value of the Gold Bar claims and recorded an abandonment expense for the year-ended April 30, 2021.

Maggie Creek Project, Nevada

On September 10, 2019, we, 2637262 Ontario Inc., a corporation incorporated under the laws of the Providence of Ontario (“NumberCo”) and all of the shareholders of the NumberCo (the “NumberCo Shareholders”), entered into the Share Exchange Agreement, dated September 10, 2019 (the “Agreement”), pursuant to which, among other things, we agreed to issue to the NumberCo Shareholders 200,000 shares of our common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly owned subsidiary.

NumberCo owns all of the issued and outstanding shares of Orevada Metals Inc. (“Orevada”), a corporation under the laws of the state of Nevada. At the time of acquisition, we acquired from NumberCo cash of $159,063, and assumed liabilities consisting of accounts payable totaling $125,670. As a result, we acquired Orevada’s right to an option agreement dated in February 2019 (the “Option Agreement”). The Option Agreement grants Orevada the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing a $4.5 million in exploration and development expenditures (“Initial Earn-in”) and payment to Renaissance Exploration, Inc. (“Renaissance”), now Orogen Royalties, Inc. (OGN: TSX-V), the grantor, of $250,000. Orevada may elect within 60 days after making the $250,000 payment, to increase its interest by an additional 20% (total interest of 70%) by producing a feasibility study by the end of the ninth year of the Option Agreement.

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

On October 28, 2020, the Company announced an exploration update for Maggie Creek.

On April 7, 2021, we announced new targets for a Maggie Creek exploration drilling program including:

- Our intent to drill up to 5,000 feet (approx. 1,500 m) in up to 2 holes

- This program seeks to assess a new target concept below post-mineral cover to the east of Nevada Gold Mines’ Gold Quarry mine

- Target was developed using structural projections, gravity data and geochemistry

On June 30, 2021, we announced the successful completion of our Maggie Creek 2021 contractual exploration program, drilling 2 holes for 4,440 feet (1,353 meters). With these 2 holes, we satisfied our 2021 contractual exploration commitments at Maggie Creek and plans to review and results for future potential exploration programs.

The Challis Gold Project, Idaho

Challis Gold Project Acquisition

On August 10, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gold King Acquisition Corp., a wholly owned subsidiary of us (“Acquisition Corp.”), Northern Panther Resources Corporation (“Northern Panther”) and the Stockholder Representative named therein, pursuant to which Acquisition Corp. merged with and into Northern Panther, with Northern Panther surviving as a wholly-owned subsidiary of us (such transaction, the “Merger”). The principal assets of Northern Panther Resource Corporation consisted of the Challis Gold Project in Idaho and cash.

Securities Purchase Agreement

In connection with the Merger, on August 10, 2020, we entered into a securities purchase agreement (the “SPA”) with certain investors (the “Purchasers”), pursuant to which we sold to the Purchasers in a private placement (i) an aggregate of 921,666 shares of our Series I Convertible Preferred Stock, par value $0.001 per share (the “Series I Preferred Stock”) and (ii) warrants to purchase an aggregate of 921,666 shares of Common Stock at an exercise price of $6.00 per share (the “Warrants”) for aggregate consideration of $5,530,004. The Series I Preferred Stock has substantially the same terms as the Series H Preferred Stock, except that each share of Series I Preferred Stock is convertible into one share of Common Stock, and is subject to an exchange cap. The Warrants are exercisable in whole or in part at any time, from time to time following the initial exercise date, terminate five years following the issuance, and are subject to an exchange cap. The closing of the issuance and sale of the Series I Preferred Stock and Warrants under the SPA closed on August 11, 2020.

The SPA includes customary representations and warranties and covenants.

The Challis Gold Project Overview

N
MUSGROVE
BEARTRACK MINE
GIBBONSVILLE
NORTH FORK
SHOUP
LEESBURG
SALMON
Thunder Mountain Caldera Complex
Dewey Sunnyside Mine
Stibnite Mine
Yellowjacket Mine
Blackbird Mine
Iron Creek (Sudbury Contact) Prospect
Panther Creek Graben
Rabbit Foot Mine
Singheiser Mine
Pistol Creek Dyke Swarm
TRANS - CHALLIS FAULT SYSTEM
Parker Mountain Mine
CHALLIS
Knapp Creek Graben
Grouse Creek Mine
Twin Peaks Caldera
Custer Graben
STANDBY
Boise Basin Dyke Swarm
LOWMAN
Boise Basin
IDAHO CITY
SCALE
0
10
20
30
40
Former Producer
Prospect
Fault/Shear
NEVADA SELECT ROYALTY
MUSGROVE PROPERTY
Regional Structure and Metallogenic Map
Geoquest & Geospectrum Eng.
Date : March, 2006
Drawn By : E.G. & D.M.

Figure 10: The Challis Gold Project Location in Idaho

The Challis Gold Project is located approximately 75 kilometers southwest of Salmon, Idaho, within the tertiary challis volcanic field. The Challis Gold Project is a low sulfidation, gold/silver epithermal vein and stockwork deposit localized along intersecting NW – NE trending shear structures in a window of sedimentary rocks exposed through the challis volcanics. The Project has a historic 43-101 (not current) resource of approximately 313,825 ounces of gold at a grade of 1.22 grams / ton gold, with a potential low strip ratio and exploration upside potential. Highlights include:

●	Challis Gold Project is located about 75 kms SW of Salmon, ID and 20 kms SW of Revival Gold’s Beartrack Project, within the Tertiary Challis Volcanic Field
●	Challis Gold is a low sulfidation, Au-Ag epithermal vein and stockwork deposit localized along intersecting NW – NE trending shear structures in a window of sedimentary rocks exposed through the Challis Volcanics
●	Historic (not-current) 43-101 Resource of approximately 313,825 oz Au at a grade of 1.22 g/t Au, low strip ratio (Johnny’s Point)
●	Idaho is ranked as world’s 8th best mining jurisdiction by the Fraser Institute; higher than any Canadian jurisdiction
●	Nearby Idaho mining areas include the Stibnite Au project, Bear Track Au project, Delamar Ag-Au mine, Coeur d’Alene Ag-Zn-Pb mines, Black Pine Au mine and Thompson Creek Mo mine

On May 26, 2021, we announced an exploration and operational update for the Challis Gold Project in Idaho. Highlights included:

- Challis Gold Project, continues towards a Plan of Operations (PoO) as the next phase of exploration

- Mapping, geochemical and geophysical surveys planned in second half of 2021

- Potential strategic joint-venture partners have expressed interest in Challis

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

Item 1A. RISK FACTORS

RISKS RELATED TO OUR FINANCIAL CIRCUMSTANCES

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. As of April 30, 2021, management has concluded that our internal controls over financial reporting were not effective.

There is substantial doubt about whether we can continue as a going concern.

To date, we have earned no revenues and have incurred accumulated net losses of $44.0 million. We have limited financial resources. As of April 30, 2021, we had cash and cash equivalents of $13.6 million and working capital of $13.5 million. Therefore, our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction. However, there is no assurance that we will be successful pursuing a financing or strategic transaction. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern. Ultimately, in the event that we cannot obtain additional financial resources, or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations. Such additional financial resources may not be available or may not be available on reasonable terms. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

We have a limited operating history on which to base an evaluation of our business and prospects.

Since our inception we have had no revenue from operations. We have no history of producing metals from any of our exploration properties. Our properties are exploration stage properties. Advancing properties from the exploration stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the potential mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

●	completion of feasibility studies to verify potential mineral reserves and commercial viability, including the ability to find sufficient mineral reserves to support a commercial mining operation;

●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;
●	the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;
●	the availability and cost of appropriate smelting and/or refining arrangements, if required;
●	compliance with environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration activities, as warranted;
●	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent exploration activities;
●	potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies; and
●	potential shortages of mineral processing, construction and other facilities related supplies.

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

We will need to obtain additional financing to fund our CK Gold, Keystone, Maggie Creek and Challis exploration programs.

We do not have sufficient capital to fund our future exploration programs for the CK Gold Project, the Keystone Project, the Maggie Creek Project or the Challis Gold Project as they are currently planned or to fund the acquisition and exploration of new properties. We will require additional funding to continue our planned future exploration programs. Management estimates that we will require up to $10.5 million in order to fund our Fiscal Year 2022 combined planned exploration programs. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.

RISKS RELATED TO OUR BUSINESS

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

The CK Gold Project does not have any mineral reserve estimation in accordance with SEC Industry Guide 7. There are currently no estimates of gold mineralization at the Keystone Property, Maggie Creek Property or Challis Gold Project available in historical data obtained during the property purchases. There is no assurance that we can establish the existence of any mineral reserves on the CK Gold Project, Keystone, Maggie Creek or the Challis Gold Project in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from the properties and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral reserves in a commercially exploitable quantity, the exploration component of our business could fail.

We have not established that our CK Gold Project, Keystone Property, Maggie Creek Property or Challis Gold Project contains any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in its Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is extremely remote; in all probability our mineral properties do not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover a mineral reserve on our properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Mineral exploration involves a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

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

We cannot guarantee that title to our properties will not be challenged. Title insurance is not available for our mineral properties, and our ability to ensure that we have obtained secure rights to individual mineral properties or mining concessions may be severely constrained. Our unpatented Keystone claims were created and maintained in accordance with the federal General Mining Law of 1872. Unpatented claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. We have obtained a title report on our Keystone claims but cannot be certain that all defects or conflicts with our title to those claims have been identified. Further, we have not obtained title insurance regarding our purchase and ownership of the Keystone claims. Defending any challenges to our property titles may be costly and may divert funds that could otherwise be used for exploration activities and other purposes. We cannot provide any assurances that there are no title defects affecting our properties. In addition, unpatented claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase its costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry extensive title insurance in the future.

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

We may enter into future joint ventures or partnership arrangements with other parties in relation to the exploration, of a certain portion of the CK Gold, Keystone, Maggie Creek and Challis Gold Properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of consenting documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

Our rights in certain mineral properties require us to perform contractual work commitments to retain our interest in those properties.

Pursuant to the Option Agreement, we have an exclusive right and option to earn-in and acquire up to 50% undivided interest in Maggie Creek, subject to work commitment expenditures which require us to perform exploration and development expenditures of $4.5 million plus make a payment of $250,000 to Orogen Royalties, Inc. We may elect within 60 days after making the $250,000 payment, to increase our interest by an additional 20% by producing a feasibility study by the end of the ninth year of the Option Agreement. There is no assurance that we may achieve the work commitment expenditure and the payment of $250,000 to Orogen Royalties, Inc. If we do not meet the contractual work commitments and payment, we could lose the option and our rights to the property. Furthermore, we may not elect to increase our interest within 60 days after the $250,000 payment or we may fail to produce a feasibility study by the ninth year of the Option Agreement.

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

We are dependent on a relatively small number of key employees, including our President and Chief Executive Officer, our Chief Financial Officer and our Vice President – Exploration and Technical Services. The loss of any officer could have an adverse effect on us. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other countries. On March 12, 2020, the WHO declared COVID-19 to be a global pandemic. The COVID-19 pandemic has resulted in numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus, including travel bans, quarantines and other emergency public health measures. These measures have resulted in a significant reduction in economic activity and extreme volatility in the financial markets. If the COVID-19 pandemic continues on a prolonged basis or becomes more severe, the adverse impact on the economy may deteriorate further and our operations and cash flows may be negatively impacted. The extent of COVID-19’s continuous impact on our financial and operational results, which could be material in the long run, will depend on the length of time that the pandemic continues, the ability to effectively vaccinate a large percentage of the population and whether subsequent waves of the infection or variant strains appear. Uncertainties regarding the economic impact of the ongoing COVID-19 pandemic are likely to result in sustained market volatility, which could impact our business, financial condition and cash flows to a greater extent.

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

We use a variety of outsourced contractors to execute our exploration programs. Drilling contractors need to be able to access our projects and ensure social distancing recommended safety standards While our contractors are currently able to access our projects, there can be no assurances that this access will continue if subsequent waves of the infection or variant strains appear.

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

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets and equity method investments. We evaluated these impairment considerations and determined that no such impairments occurred as of April 30, 2021.

As of April 30, 2021, our net working capital is approximately $13.5 million. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, we may need to consider alternative sources of funding for operations and working capital, which may adversely impact future results of operations, financial condition, and cash flows.

In April 2020, President Trump signed into law legislation referred to as the “Coronavirus Aid, Relief, and Economic Security Act” (the “CARES Act”). The CARES Act includes tax relief provisions such as: (a) an Alternative Minimum Tax (AMT) Credit Refund, (b) a 5-year net operating losses (NOL) carryback from years 2018-2020 and (c) delayed payment of employer payroll taxes. As of April 30, 2021, U.S. Gold has approximately $32.3 million in NOL’s, which may not be carried back to prior years to generate tax refunds, since no tax has been paid in those years by the Company. Consequently, the CARES Act legislation did not have an impact on our income tax accounts.

RISKS RELATED TO THE MINERAL EXPLORATION INDUSTRY

Exploring for gold is an inherently speculative business.

Natural resource exploration and exploring for gold in particular is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other resources which can be mined or extracted at a profit. Although the CK Gold Project has a known historical gold deposit, the deposit may not be of the quality or size necessary for us to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent expansion of potential gold deposits.

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

As we have not completed feasibility studies on our CK Gold Project, Keystone, Maggie Creek and Challis Gold Properties and have not commenced actual production. Future potential mineral resource estimates may require adjustments or downward revisions. In addition, the grade ultimately mined, if any, may differ from that indicated by our preliminary economic assessment and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

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

Earthquakes, heavy rains, snowstorms, wildfires and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or may otherwise prevent us from conducting exploration activities on our property. There may be short periods of time when the unpaved portion of the access road is impassible in the event of extreme weather conditions or unusually muddy conditions. During these periods, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration activities on them.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares of our common stock at a desired price.

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

Investor Relations activities, nominal “float” and supply and demand factors may affect the price of our stock.

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

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the twelve months period ended April 30, 2021, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “USAU”.

Holders of Common Stock

On July 28, 2021, we had 446 registered holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms. On July 28, 2021, the closing sales price of our common stock as reported on NASDAQ Capital Market was $10.27 per share.

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

Recent Sales of Unregistered Securities.

There were no sales of unregistered securities during the fiscal year ended April 30, 2021 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. None of the transactions involved any underwriters, underwriting discounts or commissions.

Item 6. [RESERVED].

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

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. We are a gold and precious metals exploration company pursuing exploration and development properties. We own certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming, the Keystone and Maggie Creek Projects in Nevada and the Challis Gold project in Idaho. None of our properties contain proven and probable reserves under SEC Industry Guide 7, and all of our activities on all of our properties are exploratory in nature.

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

Summary of Activities for the Year ended April 30, 2021

During the year ended April 30, 2021, we focused primarily on moving our CK Gold Project in Wyoming towards a Pre-Feasibility study (PFS), enhancing our understanding of the Keystone Project deposit, planning an exploration drilling program on our Maggie Creek Project, closing the acquisition of Northern Panther Resource Corporation and analyzing the historic geological data on the Challis Gold Project in Idaho and completing equity financings.

An overview of certain significant events follows:

CK Gold Project, Wyoming

●	Multiple exploration and development programs were carried out during the year ending April 30, 2021 to advance the CK Gold Project towards a Pre-Feasibility Study (PFS) level study. These are more fully described under our Property section above.

Keystone Project, Cortez Trend, Nevada

●	On May 20, 2020, we announced a proposed 2020 Keystone exploration program, subject to us obtaining additional financing.

●	On August 25, 2020, we announced the publication of a technical report on the Keystone project by the Geological Society of Nevada.

●	On May 19, 2021, we received Bureau of Land Management (BLM) approval for an additional 50 acres of disturbance under our effective Plan of Operations (POO) for Keystone. We advanced the required reclamation bond. We also announced potential interest in the Keystone project from various industry partners for potential joint venture opportunities.

Maggie Creek Project, Carlin Trend, Nevada

●	On October 28, 2020, we announced an exploration update for Maggie Creek.

●	On April 7, 2021, we announced new targets for a Maggie Creek exploration drilling program.

●	On June 30, 2021, we announced the successful completion of our Maggie Creek 2021 contractual exploration program, drilling 2 holes for a total of 4,440 feet (1,353 meters). With these 2 holes, we satisfied our 2021 contractual exploration commitments at Maggie Creek and plan to review the results for future potential exploration programs.

Challis Gold Project, Idaho

●	On May 26, 2021, we announced an exploration and operational update for our Challis Gold Project in Idaho. Highlights included:

-	We continue towards the completion of a Plan of Operations as the next phase of exploration;

-	We are planning to engage in mapping, geochemical and geophysical surveys in the second half of 2021; and

-	Potential strategic joint-venture partners have expressed interest in our Challis Gold project

Sales of Preferred Units & Common Shares to raise a total of $14.5 million in cash

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

At the closing of the Merger, which occurred on August 11, 2020, the outstanding shares of common stock of NPRC outstanding immediately prior to the Merger were converted into and represent the right to receive (i) 581,053 shares of our common stock, par value $0.001 per share, and (ii) 106,894 shares of our Series H Convertible Preferred Stock, par value $0.001 per share (the “Series H Preferred Stock” and, together with the common stock, the “Merger Consideration”), which Series H Preferred Stock converts into common stock on a 1 for 10 basis at the option of the holder.

The common stock issued pursuant to the Merger Agreement as part of the Merger Consideration was sold as “restricted stock” subject to the six-month minimum hold period under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). In addition, pursuant to certain leak-out agreements (the “Leak-Out Agreements”) entered into concurrently with the execution of the Merger Agreement by and between the stockholders of NPRC and us, the shares of common stock issued pursuant to the Merger Agreement, including shares issued upon conversion of the Series H Convertible Preferred Stock, are subject to a leak-out provision limiting future share sales of our common stock held by the holders of such shares to no more than 10% of the daily trading volume.

The Merger Agreement included customary representations and warranties of the Company, Acquisition Corp. and NPRC. In connection with the Merger, Luke Norman Consulting Ltd. received a finder’s fee equal to the quotient of (a) 5% of the purchase value for the Merger and (b) the 30-day Volume Weighted Average Price (“VWAP”) of a share of our common stock as reported on the Nasdaq Capital Market prior to the execution Merger Agreement, which was paid in 82,500 shares restricted common stock on the closing date of the Merger.

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

The Warrants and the shares of the Company’s Common Stock issuable upon the exercise of the Warrants, the conversion of the Series H Preferred Stock, and the conversion of the Series I Preferred Stock are not being registered under the Securities Act and were offered pursuant to and in reliance on the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

On February 1, 2021, we completed a registered direct offering (“the Offering”) with certain institutional and accredited investors (the “Purchasers”), pursuant to which we sold (i) in the Offering an aggregate of 914,136 shares of common stock of the Company, at an offering price of $10.54 per share and (ii) in a concurrent private placement warrants to purchase an aggregate of 457,068 shares of common stock at an exercise price of $14.50 per share, for net proceeds from the Offering of approximately $9.0 million after deducting financial advisory fees and offering expenses.

Pursuant to the terms of the Offering, the warrants are exercisable six months following the date of issuance and terminate five years following the initial exercise date. A holder of such warrant does not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

Shareholder Meeting, Appointment of Directors & Corporate Matters

On August 13, 2020, we announced the appointment of Mr. George Bee as our President.

On November 9, 2020, we held our annual meeting of stockholders. At that meeting, among other matters, shareholders approved a new Equity Incentive Plan, approved our audit firm, and elected two new board members.

Effective November 9, 2020, our Board of Directors appointed Mr. George Bee, Mr. Robert Schafer and Ms. Tara Gilfillan to the Board of Directors to fill the vacancies created by the resignation of prior Directors. Mr. Bee, Mr. Schafer and Ms. Gilfillan bring a wealth of senior financial knowledge and mining industry senior level executive experience to us, which includes experience with mining companies, mine development and financing mining operations.

On November 9, 2020, we appointed George Bee as our President and Chief Executive Officer. Mr. Edward Karr continued to serve on the Board as Executive Chairman

On January 6, 2021, our Board of Directors appointed Mr. Michael Waldkirch to the Board of Directors as we increased the size of our board from five to six members.

On March 19, 2021, we and Edward Karr, the Company’s Executive Chairman, agreed by mutual understanding that Mr. Karr’s employment as an officer and employee, and his service as a member of the board of directors, of the Company would terminate, effective as of March 19, 2021 (the “Separation Date”). In connection with Mr. Karr’s departure, we entered into a General Release and Severance Agreement with Mr. Karr, as amended (the “Separation Agreement”), pursuant to which Mr. Karr agreed to provide certain transition services to us through the Separation Date. Pursuant to the Separation Agreement, Mr. Karr was entitled to receive any equity awards granted to Mr. Karr by us pursuant to our 2014 Equity Incentive Plan (the “2014 Plan”), 2017 Equity Incentive Plan (the “2017 Plan”), or 2020 Equity Incentive Plan (the “2020 Plan”, and the 2014 Plan, 2017 Plan, and 2020 Plan are collectively referred to herein as, the “Equity Plans”) during the term of Mr. Karr’s employment shall be 100% vested and retained by Mr. Karr, notwithstanding any terms in an award agreement or plan document regarding forfeiture of such awards under the Equity Plans upon termination of employment (provided that the foregoing shall not in any way extend the awards beyond their original term), other than the restricted stock units (the “2019 RSUs”) granted to Mr. Karr pursuant to that certain Restricted Stock Unit Award Agreement, dated September 18, 2019, by and between Mr. Karr and us (the “Award Agreement”), which remain outstanding pursuant to the terms of the 2020 Plan and the Award Agreement.

Pursuant to the Separation Agreement, Mr. Karr agreed to a general release of claims in favor of us. Upon effectiveness of the Separation Agreement, the employment agreement, effective December 4, 2020, between us and Mr. Karr will automatically terminate; provided, however, that certain provisions, including customary confidentiality, noncompete and non-solicitation provisions, will remain in full force and effect.

Effective immediately following Mr. Karr’s departure from the Company, the size of the board of directors has been set at five and the board of directors has appointed George Bee, our Chief Executive Officer and President, as our Chairman.

On July 19, 2021, we appointed Kevin Francis as our Vice President – Exploration and Technical Services.

Results of Operations

The Years Ended April 30, 2021 and 2020

Net Revenues

We are an exploration stage company and accordingly we generated no revenues for the years ended April 30, 2021 and 2020.

Operating Expenses

Total operating expenses for the year ended April 30, 2021 as compared to the year ended April 30, 2020, were approximately $12.4 million and $5.7 million, respectively. The approximate $6.7 million increase in operating expenses for the year ended April 30, 2021, as compared to April 30, 2020, is comprised of (i) an increase in compensation expense of approximately $1,968,000 primarily due to increase in compensation related to total bonuses of $600,000 paid in common stock and $112,500 paid in cash, stock-based compensation from the accelerated vesting of certain stock options and restricted stock units and the hiring of additional executive management in August and September 2020, (ii) an increase of approximately $2,741,000 in exploration expenses on our mineral properties due to an increase in exploration activities in our CK Gold property, (iii) an increase in professional and consulting fees of approximately $1,704,000 primarily due to increases in stock-based consulting fees of approximately $645,000, legal fees of approximately $238,000 primarily due to services related to the NPRC merger and general corporate matters, accounting fees of approximately $50,000, and general strategic, investor relations, and permitting consulting services of $771,000, and (iv) an increase in general and administrative expenses of approximately $286,000 due primarily to increases in public company expenses related to the Annual Meeting, abandonment expense related to the Gold Bar Mineral properties, insurance, advertising and office expenses.

Pre-tax Loss from Operations

We reported pre-tax losses from operations of approximately $12.4 million and $5.7 million for the years ended April 30, 2021 and 2020, respectively.

Benefit from Income Taxes

For the year ended April 30, 2021 and 2020, benefit from income taxes was $0 and $438,145, respectively. During the year ended April 30, 2020, we recognized a tax benefit from our alternative minimum tax credit carryforward which was refundable under the Tax Cuts and Jobs Act of 2017 in the United States, of which we received $219,073 during the year ended April 30, 2020 and the remaining $219,072 during the year ended April 30, 2021.

Net Loss

As a result of the operating expense and other expense discussed above, we reported a net loss of approximately $12.4 million for the year ended April 30, 2021 as compared to a net loss of approximately $5.2 million for the year ended April 30, 2020.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2021 compared to April 30, 2020:

	April 30, 2021	April 30, 2020	Increase
Current Assets	$14,075,765	$3,181,747	$10,894,018
Current Liabilities	$619,038	$157,840	$461,198
Working Capital	$13,456,727	$3,023,907	$10,432,820

As of April 30, 2021, we had working capital of $13,456,727 as compared to working capital of $3,023,907 as of April 30, 2020, an increase of $10,432,820. During the year ended April 30, 2021, we received a total of approximately $17.0 million proceeds from the sale of an aggregate of 921,666 shares of our Series I Convertible Preferred Stock and warrants to purchase an aggregate of 921,666 shares of our common stock at an exercise price of $6.00 per share for approximately $5.5 million, exercise of stock warrants for approximately $2.5 million and the sale of 914,136 shares of common stock for approximately $9.0 million in the Offering. These were the primary sources of cash to fund operations. Additionally, we received approximately $2.5 million in cash as a part of the acquisition of NPRC in August 2020. We used the proceeds primarily to fund operations during the fiscal year 2021 and to increase cash reserves.

We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required, or on acceptable terms, we may have to delay, scale back or discontinue our exploration activities or programs.

We are obligated to file annual, quarterly, and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board impose various requirements on public companies. We expect to spend between $150,000 and $200,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

At April 30, 2021, we had working capital of approximately $13.5 million. We had approximately $619,000 outstanding in current liabilities and a cash balance of approximately $13.6 million. For the fiscal years ended April 30, 2021 and 2020, we incurred losses in the amounts of approximately $12.4 million and $5.2 million, respectively. We believe that our existing resources will be sufficient to fund our planned operations for 9 to 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including potential acquisitions, changes in exploration programs and related studies and other operating strategies. We continue to assess the impact of COVID-19, which may adversely affect our ability to obtain additional future capital.

The audit opinion and notes that accompany our consolidated financial statements for the year ended April 30, 2021 disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund all of our planned operations and exploration and meet all of our obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period at least a year from when these financial statements are made available. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

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

Summary Cash flows for the years ended April 30, 2021 and 2020:

	For the Year Ended	For the Year Ended
	April 30, 2021	April 30, 2020

Net cash used in operating activities	$(8,590,636)	$(3,897,743)
Net cash provided by investing activities	$2,457,009	$159,063
Net cash provided by financing activities	$17,029,075	$4,291,456

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $8.6 million and $3.9 million for the years ended April 30, 2021 and 2020, respectively. Net loss for the years ended April 30, 2021 and 2020 totaled approximately $12.4 million and $5.2 million. Additionally, we expensed approximately $3.6 million in stock-based compensation for options and shares issued to employees and consultants during the year ended April 30, 2021 as compared to approximately $1.3 million during the year ended April 30, 2020 primarily due to stock-based compensation related to bonuses to our CEO and former COO and stock-based consulting fee paid to a consultant related to the NPRC merger. Net changes of approximately $57,000 in operating assets and liabilities are primarily due to net increases in prepaid expenses and other assets of approximately $151,000, reclamation of bond deposits of approximately $363,000, and net of increases of approximately $353,000 in accounts payable to trade vendors and related parties offset by decrease in income tax receivable of approximately $219,000.

Cash Provided by Investing Activities

Net cash provided by investing activities totaled approximately $2,457,000 and $159,000 for the year ended April 30, 2021 and 2020, respectively, primarily due to cash received in connection with share exchange agreements of $2.5 million offset by purchase of property and equipment of approximately $43,000 for the year ended April 30, 2021 as compared to $159,000 primarily due to the net proceeds received from the share exchange agreement the year ended April 30, 2020.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $17.0 million and $4.3 million, net of issuance costs, for the years ended April 30, 2021 and 2020, respectively, primarily due to proceeds from the issuance of Series I Preferred Stock and warrants in August 2020 for approximately $5.5 million, proceeds from exercise of stock warrants for approximately $2.5 million and the registered direct sale of common stock and warrants in February 2021 for approximately $9.0 million for the year ended April 30, 2021 as compared with net cash provided by financing activities of approximately $2.4 million from the issuance of preferred stock and warrants and approximately $1.9 million from the issuance of common stock for the year ended April 30, 2020.

Off-Balance Sheet Arrangements

We do not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to valuation of mineral rights, stock-based compensation, the assumptions used to fair value of common stock issued and options granted, asset retirement obligations, and the valuation of deferred tax assets and liabilities.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

U.S. Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Gold Corp. and Subsidiaries (the “Company”) as of April 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical Audit Matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since from 2016 through 2018 and subsequently reappointed as the Company’s auditor in 2019.

New York, NY

July 29, 2021

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$13,645,405	$2,749,957
Income tax receivable	-	219,072
Prepaid expenses and other current assets	430,360	212,718

Total current assets	14,075,765	3,181,747

NON - CURRENT ASSETS:
Property, net	172,222	133,371
Reclamation bond deposit	718,509	355,556
Mineral rights	16,356,862	6,163,559

Total non - current assets	17,247,593	6,652,486

Total assets	$31,323,358	$9,834,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$619,038	$154,381
Accounts payable - related parties	-	3,459

Total current liabilities	619,038	157,840

LONG- TERM LIABILITIES
Asset retirement obligation	204,615	168,392

Total liabilities	823,653	326,232

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; none issued and outstanding as of April 30, 2021 and 2020)	-	-
Convertible Series G Preferred stock ($0.001 Par Value; 127 Shares Authorized; none and 57 issued and outstanding as of April 30, 2021 and 2020)	-	-
Convertible Series H Preferred stock ($0.001 Par Value; 106,894 Shares Authorized; none issued and outstanding as of April 30, 2021 and 2020)	-	-
Convertible Series I Preferred stock ($0.001 Par Value; 921,666 Shares Authorized; none issued and outstanding as of April 30, 2021 and 2020)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 7,065,621 and 2,903,393 shares issued and outstanding as of April 30, 2021 and 2020)	7,065	2,903
Additional paid-in capital	74,467,686	41,093,050
Accumulated deficit	(43,975,046)	(31,587,952)

Total stockholders’ equity	30,499,705	9,508,001

Total liabilities and stockholders’ equity	$31,323,358	$9,834,233

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	April 30, 2021	April 30, 2020

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	3,334,227	1,366,168
Exploration costs	4,019,838	1,278,372
Professional and consulting fees	4,085,516	2,381,513
General and administrative expenses	947,513	661,442

Total operating expenses	12,387,094	5,687,495

Loss from operations	(12,387,094)	(5,687,495)

Loss before benefit for income taxes	(12,387,094)	(5,687,495)

Benefit from income taxes	-	438,145

Net loss	(12,387,094)	(5,249,350)

Deemed dividend related to beneficial conversion feature of preferred stock	(5,530,004)	(2,086,212)

Net loss applicable to U.S. Gold Corp. common shareholders	$(17,917,098)	$(7,335,562)

Net Loss per common share, basic and diluted	$(3.80)	$(3.17)

Weighted average common shares outstanding - basic and diluted	4,712,755	2,316,610

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2019	-	$-	-	$-	-	$-	-	$-	1,986,063	$1,986	$33,425,931	$(26,275,102)	$7,152,815

Issuance of preferred stock and warrants for cash, net of offering cost	1,250	1	-	-	-	-	-	-	-	-	2,401,201	-	2,401,202

Issuance of preferred stock in connection with the Exchange Agreement	(127)	-	127	-	-	-	-	-	-	-	-	-	-

Issuance of common stock for cash, net of offering cost	-	-	-	-	-	-	-	-	357,142	357	1,889,898	-	1,890,255

Issuance of common stock to private placement agent related to sale of common stock	-	-	-	-	-	-	-	-	25,281	25	(25)	-	-

Conversion of preferred stock into common stock	(1,123)	(1)	(70)	-	-	-	-	-	222,018	222	(221)	-	-

Issuance of common stock in connection with the share exchange agreement	-	-	-	-	-	-	-	-	200,000	200	2,019,800	-	2,020,000

Issuance of common stock for services	-	-	-	-	-	-	-	-	78,153	78	572,525	-	572,603

Issuance of common stock for accrued services	-	-	-	-	-	-	-	-	2,862	3	26,900	-	26,903

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	196,046	-	196,046

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	32,454	33	497,495	-	497,528

Deemed dividend related to issuance of Series G preferred stock	-	-	-	-	-	-	-	-	-	-	63,500	(63,500)	-

Fractional difference due to the reverse stock-split	-	-	-	-	-	-	-	-	(580)	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,249,350)	(5,249,350)

Balance, April 30, 2020	-	-	57	-	-	-	-	-	2,903,393	2,903	41,093,050	(31,587,952)	9,508,001

Issuance of preferred stock and warrants, net of issuance cost	-	-	-	-	-	-	921,666	922	-	-	5,529,082	-	5,530,004

Issuance of preferred stock and common stock in connection with the Share Exchange Agreement	-	-	-	-	106,894	107	-	-	581,053	581	12,640,292	-	12,640,980

Conversion of preferred stock into common stock	-	-	(57)	-	(106,894)	(107)	(921,666)	(922)	2,010,963	2,011	(982)	-	-

Common stock issued for cash	-	-	-	-	-	-	-	-	914,136	914	8,998,163	-	8,999,077

Issuance of common stock for services	-	-	-	-	-	-	-	-	163,076	163	1,539,201	-	1,539,364

Issuance of common stock for prepaid services	-	-	-	-	-	-	-	-	8,231	8	106,242	-	106,250

Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	482,894	483	2,499,511	-	2,499,994

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	194,761	-	194,761

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	1,875	2	1,868,366	-	1,868,368

Net loss	-	-	-	-	-	-	-	-	-	-	-	(12,387,094)	(12,387,094)

Balance, April 30, 2021	-	$-	-	$-	-	$-	-	$-	7,065,621	$7,065	$74,467,686	$(43,975,046)	$30,499,705

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	April 30, 2021	April 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,387,094)	$(5,249,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,886	10,730
Accretion	17,477	10,474
Stock based compensation	3,602,493	1,266,177
Abandonment of mineral properties	56,329	-
Amortization of prepaid stock based expenses	40,105	160,377
Changes in operating assets and liabilities:
Income tax receivable	219,072	(219,072)
Prepaid expenses and other current assets	(151,497)	240,166
Reclamation bond deposit	(362,953)	(16,109)
Accounts payable and accrued liabilities	356,005	(88,959)
Accounts payable - related parties	(3,459)	(12,177)

NET CASH USED IN OPERATING ACTIVITIES	(8,590,636)	(3,897,743)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(42,991)	-
Proceeds received in connection with the share exchange agreement	2,500,000	159,063

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,457,009	159,063

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock and warrants, net of issuance cost	5,530,004	2,401,201
Issuance of common stock, net of offering costs	8,999,077	1,890,255
Issuance of common stock for exercise of warrants	2,499,994	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,029,075	4,291,456

NET INCREASE IN CASH	10,895,448	552,776

CASH - beginning of year	2,749,957	2,197,181

CASH - end of year	$13,645,405	$2,749,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$-	$26,903
Issuance of common stock for prepaid services	$106,250	$-
Deemed dividends - Series F preferred stock	$-	$2,086,212
Deemed dividends - Series I preferred stock	$5,530,004	$-
Issuance of common stock in connection with conversion of preferred stock	$2,011	$-
Issuance of common stock in connection with the share exchange agreement	$-	$2,020,000
Assumption of liabilities in connection with the share exchange agreement	$108,652	$125,670
Increase in acquisition of mineral properties in connection with the share exchange agreement	$10,249,632	$1,986,607
Increase in asset retirement cost and obligation	$18,746	$69,172

See accompanying notes to consolidated financial statements.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-K, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for financial information, which includes the consolidated financial statements and presents the consolidated financial statements of the Company and its wholly-owned subsidiaries as of April 30, 2021. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

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

At April 30, 2021 and 2020, the Company had no financial instruments or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $430,360 and $212,718 at April 30, 2021 and 2020, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, drilling fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the years ended April 30, 2021 and 2020.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

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

April 30, 2021 and 2020

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

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. During the years ended April 30, 2021 and 2020, the Company’s convertible preferred shares were accounted for as equity, with no liability recorded. There were no outstanding preferred stock as of April 30, 2021.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

Foreign Currency Transactions

The reporting and functional currency of the Company is the U.S. dollar. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. Translation adjustments, and transaction gains or losses, have not had, and are not expected to have, a material effect on the results of operations of the Company and are included in general and administrative expenses.

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

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits or for any related interest and penalties.

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

The Consolidated Balance Sheets include a tax refund receivable of $219,072 as of the period ended April 30, 2020, under the Tax Cuts and Jobs Act of 2017 for carryovers of previously paid alternative minimum tax by Dataram Corporation (see Note 11). On March 1, 2021, the Company collected $219,072 of the income tax receivable which was recorded as of April 30, 2020.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The standard can be adopted under the modified retrospective method or the full retrospective method. The Company expects that this guidance will not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470) - Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, or ASU 2020-09, to reflect the SEC’s amended disclosure rules for guaranteed debt securities offerings. The final rule amends the disclosure requirements in SEC Regulation S-X, Rule 3-10, which require entities to separately present financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The amended rule allows entities to provide summarized financial information of the parent company and its issuers and guarantors on a combined basis either in a note to the financial statements or as part of management’s discussion and analysis. ASU 2020-09 is effective for filings on or after January 4, 2021, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 30, 2021, the Company had cash of approximately $13.6 million, working capital of approximately $13.5 million and an accumulated deficit of approximately $44.0 million. The Company had a net loss and cash used in operating activities of approximately $12.4 million and $8.6 million, respectively, for the year ended April 30, 2021. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced exploration operations. The Company’s primary source of operating funds since inception has been equity financings. As of the date of filing the annual report for the year ended April 30, 2021, the Company had sufficient cash to fund its operations for approximately 9 to 12 months and expects that it would be required to raise additional funds to fund its operations thereafter. The ongoing COVID-19 pandemic has and may continue to adversely impact the Company’s business, as the Company’s operations are based in and rely on third parties located in areas affected by the pandemic. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Additionally, on February 1, 2021, the Company closed the transaction under the securities purchase agreement (the “February 2021 Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”). Pursuant to the February 2021 Purchase Agreement, the Company issued and sold to the Purchasers (i) in a registered direct offering (the “Offering”) an aggregate of 914,136 shares of the Company’s common stock at a price of $10.54 per share and (ii) in a concurrent private placement warrants to purchase an aggregate of 457,068 shares of common stock at an exercise price of $14.50 per share for aggregate gross proceeds from the Offering of approximately $9.6 million (see Note 8).

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

April 30, 2021 and 2020

NOTE 4 — MINERAL RIGHTS

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and has incurred only acquisition costs and exploration costs.

CK Gold Project

The Company, through its wholly-owned subsidiary, Gold King Corp., a Nevada corporation, owns the Copper King gold and copper development project (the “CK Gold Project”), which is comprised of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases covering an area of approximately 1.8 square miles located in the Silver Crown Mining District of southeast Wyoming.

On July 2, 2014, the Company entered into an Asset Purchase Agreement whereby the Company acquired certain mining leases and other mineral rights comprising the CK Gold Project. The purchase price consisted of (a) cash payment in the amount of $1.5 million and (b) closing shares calculated at 50% of the issued and outstanding shares of the Company’s common stock and valued at $1.5 million. In accordance with ASC 360-10, “Property, Plant, and Equipment”, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquisition. Accordingly, the Company recorded a total cost of the acquired mineral properties of $3,091,738 at the date of purchase, which included the purchase price ($3,000,000) and related transaction costs.

Keystone Project

The Company, through its wholly-owned subsidiary, U.S. Gold Acquisition Corporation (“USGAC”), a Nevada corporation, acquired the mining claims comprising the Keystone Project on May 27, 2016 from Nevada Gold Ventures, LLC (“Nevada Gold”) and Americas Gold Exploration, Inc. under the terms of a purchase and sale agreement. At the time of purchase, the Keystone Project consisted of 284 unpatented lode mining claims situated in Eureka County, Nevada. The purchase price for the Keystone Project consisted of cash payment in the amount of $250,000, shares of common stock at the fair value of $555,000 and options valued at $184,968 at the time of acquisition.

Accordingly, at the date of acquisition, the Company recorded a total cost of the acquired mineral properties of $1,028,885 which includes the purchase price ($989,968) and related transaction cost ($38,917). Some of the Keystone Project claims are subject to pre-existing net smelter royalty (“NSR”) obligations. In addition, under the terms of the purchase and sale agreement, Nevada Gold retained additional NSR rights of 0.5% with regard to certain claims and 3.5% with regard to certain other claims. Under the terms of the Purchase and Sale Agreement, the Company may buy down one percent (1%) of the royalty from Nevada Gold at any time through the fifth anniversary of the closing date for $2,000,000 which the Company did not exercise. The Company may buy down an additional one percent (1%) of the royalty anytime through the eighth anniversary of the closing date for $5,000,000.

Gold Bar North Project

In August 2017, the Company closed on a transaction under a purchase and sale agreement executed in June 2017 with Nevada Gold and USGAC, pursuant to which Nevada Gold sold and USGAC purchased all rights, title and interest in the Gold Bar North Property, a gold development project located in Eureka County, Nevada. The purchase price for the Gold Bar North Property was: (a) cash payment in the amount of $20,479, which was paid in August 2017, and (b) shares of common stock of the Company, which were issued in August 2017, valued at $35,850. During the year ended April 30, 2021, the Company did not renew the mineral claims on the Gold Bar North mineral properties and as such the Company recorded an abandonment expense of $56,329 included in general and administrative expenses in the accompanying consolidated statements of operations.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

NumberCo owns all of the issued and outstanding shares of Orevada Metals Inc. (“Orevada”), a corporation under the laws of the state of Nevada. At the time of acquisition, the Company acquired from NumberCo cash of $159,063, and assumed liabilities consisting of accounts payable totaling $125,670. As a result, the Company acquired Orevada’s right to an option agreement dated in February 2019 (the “Option Agreement”). The Option Agreement grants Orevada the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing a $4.5 million in exploration and development expenditures (“Initial Earn-in”) and payment to Renaissance Exploration, Inc. (“Renaissance”), the grantor, of $250,000. Orevada may elect within 60 days after making the $250,000 payment, to increase its interest by an additional 20% (total interest of 70%) by producing a feasibility study by the end of the ninth year of the Option Agreement. As of April 30, 2021, approximately $5,200 of expenditures have been incurred against the Option Agreement.

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

The monetary value of the 200,000 shares issued to the NumberCo Shareholders was deemed by the Company to be $2,020,000. In accordance with ASC 805-50-30 “Business Combinations”, the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

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

Cash – US Dollars	$2,500,000
Intangible assets – (mineral rights) Challis Gold Project	10,249,632
Total assets acquired at fair value	12,749,632
Total Liabilities assumed at fair value – US Dollars	(108,652)
Total purchase consideration	$12,640,980

As of the dates presented, mineral properties consisted of the following:

	April 30, 2021	April 30, 2020
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Gold Bar North Project	-	56,329
Maggie Creek Project	1,986,607	1,986,607
Challis Gold Project	10,249,632	-
Total	$16,356,862	$6,163,559

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	April 30, 2021	April 30, 2020
Site costs	$169,803	$151,057
Computer equipment	3,498	-
Vehicle	39,493	-
Total	212,794	151,057
Less: accumulated depreciation	(40,572)	(17,686)
Total	$172,222	$133,371

For the years ended April 30, 2021 and 2020, depreciation expense amounted to $22,886 and $10,730, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold, Keystone and Maggie Creek Project Projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	April 30, 2021	April 30, 2020

Balance, beginning of period	$168,392	$88,746
Addition and changes in estimates	18,746	69,172
Accretion expense	17,477	10,474
Balance, end of period	$204,615	$168,392

For the years ended April 30, 2021 and 2020, accretion expense amounted to $17,477 and $10,474, respectively.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

NOTE 7 — RELATED PARTY TRANSACTIONS

On April 16, 2019, the Company entered into a one-year consulting agreement with a director of the Company for providing services related to investor and strategic introduction to potential industry partners. In consideration for the services, the consultant was paid $3,750 per month in cash, and total shares of the Company’s common stock with a value of $45,000. In April 2019, the Company issued 4,592 shares of the Company’s common stock, valued at $45,000 at the market price on the dates of grant, in connection with this consulting agreement. On January 7, 2021, the Company entered into another one-year agreement (“January 2021 Agreement”) with the director providing for an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000 which is paid $3,000 per month. In January 2021, the Company issued 3,222 shares of common stock pursuant to the January 2021 Agreement (see Note 8). The Company paid consulting fees to such director of $15,750 and $45,000 in cash during the year ended April 30, 2021 and 2020, respectively.

Accounts payable to related parties as of April 30, 2021 and 2020 was $0 and $3,459, respectively, and was reflected as accounts payable – related party in the accompanying consolidated balance sheets. The related party to which accounts were payable as of April 30, 2020 was the former Chief Financial Officer, who was owed a total of $3,459 (including $2,700 payable in shares of common stock).

On September 16, 2020, the Company and David Rector, the Company’s former Chief Operating Officer, agreed by mutual understanding, that Mr. Rector’s employment as an officer and employee of the Company was terminated, effective as of October 31, 2020 (see Note 8). In connection with Mr. Rector’s departure, the Company entered into a General Release and Severance Agreement with Mr. Rector, pursuant to which Mr. Rector provided certain transition services to the Company from the Separation Date until December 31, 2020. The Company paid consulting fees to Mr. Rector of $30,000 in cash after his termination.

On March 19, 2021, the Company and Edward Karr, the Company’s former Executive Chairman, agreed by mutual understanding, that Mr. Karr’s employment as an officer and employee, and his service as a member of the board of directors, of the Company was terminated, effective March 19, 2021. In connection with Mr. Karr’s departure, the Company entered into a General Release and Severance Agreement with Mr. Karr, as amended, pursuant to which Mr. Karr will provide certain transition services to the Company through the Separation Date. Pursuant to the Separation Agreement, Mr. Karr will be entitled to receive any equity awards granted to Mr. Karr by the Company. Additionally, on March 19, 2021, the Company entered into a one-year agreement (“March 2021 Agreement”) for general corporate advisory services to be provided by Mr. Karr for an annual fee of $180,000 consisting of shares of the Company’s common stock with a value of $60,000 and cash payments of $120,000 which is paid $10,000 per month. The Company paid consulting fees to Mr. Karr of $16,371 in cash during the year ended April 30, 2021 and recorded accrued expenses of $7,500 in connection with the March 2021 consulting agreement and reflected in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

NOTE 8 — STOCKHOLDERS’ EQUITY

As of April 30, 2021, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

Series F Convertible Preferred Stock

On June 20, 2019, the Company sold, under the terms of a securities purchase agreement (the “June 2019 Purchase Agreement”) dated June 19, 2019, 1,250 Series F Preferred units for an aggregate purchase price of $2,500,000, or $2,000 per unit. Each unit consisted of one (1) share of 0% Series F Preferred Stock and 87 Class X Warrants on a registered basis and 175 Class A Warrants on an unregistered basis. The Series F Preferred Stock contains no redemption feature. The Company sold a total of 1,250 shares of Series F Preferred Stock, 219,375 Class A Warrants and 109,750 Class X Warrants under the June 2019 Purchase Agreement. Each share of Series F Preferred Stock, at the option of the holder at any time, was convertible into the number of shares of common stock of the Company determined by dividing the $2,000 (the stated value per share of the Series F Preferred Stock) by a conversion price of $11.40 per share (approximately 219,375 shares of common stock), subject to adjustment. Each Class X Warrant was exercisable to acquire one share of the Company’s common stock and one Class Y Warrant at an exercise price of $11.40, for a period of six (6) months from the date of issuance. Class X Warrants expired on December 19, 2019. Each Class Y Warrant was exercisable to acquire one share of the Company’s common stock at an exercise price of $11.40 per share, commencing six (6) months from the date of issuance (the “Initial Exercise Date”) and would have expired on a date that is the five (5) year anniversary of the Initial Exercise Date. No Class X Warrant was exercised prior to its expiration and, as such, no Class Y Warrants were issued. Each Class A Warrant is exercisable to acquire one share of the Company’s common stock at an exercise price of $11.40 per share, commencing six (6) months from the date of issuance and will expire on a date that is the five (5) year anniversary of the date of issuance. The Company incurred $98,799 in offering costs for this placement.

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

The June 2019 Purchase Agreement includes customary representations, warranties and covenants by the Company and provides for indemnification of the purchasers against certain liabilities, including liabilities incurred as a result of or relating to any breach of the representations, warranties, covenants or agreements made by the Company in the June 2019 Purchase Agreement. The Company assessed the classification of these warrants and determined that such instruments met the criteria for equity classification under the guidance in ASC 815.

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

During the three months ended April 30, 2020, the Company issued an aggregate of 25,088 shares of the Company’s common stock in exchange for the conversion of 143 shares of the Company’s Series F Preferred Stock. After the conversion of these shares, there remained 127 shares of Series F Convertible Preferred Stock outstanding, which were exchanged for Series G Convertible Preferred Stock.

As of April 30, 2021 and 2020, all Series F Preferred Stock had converted and there were no shares of Series F Preferred Stock outstanding.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

As of April 30, 2020, there were 57 shares of Series G Preferred Stock outstanding. During the year ended April 30, 2021, the Company issued an aggregate of 20,357 shares of the Company’s common stock in exchange for the conversion of 57 shares of Series G Preferred Stock. As of April 30, 2021, all Series G Preferred Stock had converted and there were no shares of Series G Preferred Stock outstanding.

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

As of April 30, 2021, all Series H Preferred Stock had converted and there were no shares of Series H Preferred Stock outstanding.

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

April 30, 2021 and 2020

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

As of April 30, 2021, all Series I Preferred Stock had converted and there were no shares of Series I Preferred Stock outstanding.

Common Stock issued for cash

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

Pursuant to the February 2021 Purchase Agreement closed on February 1, 2021, the Company issued and sold to the Purchasers (i) in the Offering an aggregate of 914,136 shares of the Company’s common stock at a price of $10.54 per share and (ii) in a concurrent private placement warrants to purchase an aggregate of 457,068 shares of common stock at an exercise price of $14.50 per share for aggregate gross proceeds from the Offering of $9,635,967 million before the deduction of total placement agent fees, and legal related offering expenses of approximately $636,890. Pursuant to the February 2021 Purchase Agreement, the warrants are exercisable six months following the date of issuance and terminate five years following the initial exercise date. A holder of such warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

On January 27, 2021, the Company entered into an amendment to that certain engagement agreement (“Engagement Agreement Amendment”) with Palladium Capital Group, LLC (“Palladium”), dated March 29, 2020, in connection with the Offering, among other things. Pursuant to the Engagement Agreement Amendment, the Company agreed to pay Palladium a cash fee equal to 8% of the aggregate gross proceeds received by the Company in the Offering from investors introduced to the Company by Palladium. In addition, the Company issued to Palladium warrants to purchase up to 46,490 shares of common stock which are identical in all material respects to the warrants issued pursuant to the February 2021 Purchase Agreement.

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

On November 26, 2019, the Company paid an accrued service liability to its former Chief Financial Officer in the amount of $14,403 and stock-based accounting fees of $3,881 by issuing 2,276 shares of common stock at a price of $8.00 per share of common stock based on the quoted trading price on the date of grant. In connection with this issuance, the Company reduced accrued expenses by $14,403 and recorded stock-based accounting fees of $3,881 during the year ended April 30, 2020. The shares issued to this former officer were fully vested at the date of issuance.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

Common Stock Issued and RSUs Granted for Services

Between May 2019 and June 2019, the Company issued an aggregate of 2,153 shares of common stock to satisfy a stock payable to its former Chief Geologist for services rendered between May 2019 and June 2019. The shares were valued at $25,000 using a share price ranging from $10.30 to $13.30 on the dates of grant.

On September 18, 2019, the Compensation Committee of the Board awarded Edward Karr, the Company’s former Chief Executive Officer, President and Director, 20,000 performance-based restricted stock units (“RSUs”), David Rector, the Company’s Chief Operating Officer, 7,500 performance-based RSUs and an employee of the Company 5,000 performance-based RSUs pursuant to respective restricted stock unit award agreements. The RSUs will vest upon the earlier to occur of (i) a Change in Control (as defined in the 2020 Plan), or (ii) a material discovery of a mineral deposit, as determined by the Compensation Committee of the Board in its sole discretion. The total 32,500 RSUs had a fair value of $334,750 or $10.30 per share based on the quoted trading price on the date of grant and will be expensed upon the occurrence of the vesting term.

Additionally, on September 18, 2019, the Compensation Committee of the Board awarded one director and four former directors of the Company an aggregate of 25,000 shares of common stock. The shares of common stock vested immediately on the date of grant. The total 25,000 shares of common stock had a fair value of $257,500 or $10.30 per share based on the quoted trading price on the date of grant, which was expensed immediately.

On November 26, 2019, the Company issued 2,100 shares of common stock to a consultant for investor relations-related services rendered. The 2,100 shares of common stock had a fair value of $18,297, or $8.70 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On November 26, 2019, the Company issued 3,703 shares of common stock to a consultant for services to be rendered. The shares vest over a six-month period. The 3,703 shares of common stock had a fair value of $29,848, or $8.06 per share, based on quoted trading price on the date of grant and will be expensed over the vesting period.

On January 14, 2020, the Compensation Committee of the Board awarded an aggregate of 47,777 shares of common stock to Edward Karr, the Company’s former Chief Executive Officer, and David Rector, the Company’s former Chief Operating Officer as 2019 Executive Bonus Awards. The total 47,777 shares of common stock had a fair value of $396,520, or $8.30 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On January 6, 2020, the Compensation Committee of the Board awarded four former directors of the Company an aggregate of 1,875 shares of common stock. The shares of common stock vested immediately on the date of grant. The total 1,875 shares of common stock had a fair value of $17,438, or $9.30 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On February 1, 2020, the Company paid stock-based accounting fees to its former Chief Financial Officer in the amount of $5,158 by issuing 639 shares of common stock at a price of $8.10 per share of common stock based on the quoted trading price on the date of grant. In connection with this issuance, the Company recorded stock-based accounting fees of $5,158 during the year ended April 30, 2020. The shares issued to this former officer were fully vested and expensed immediately.

On April 9, 2020, the Company issued 25,000 shares of common stock to a consultant for investor relations-related services rendered. The 25,000 shares of common stock had a fair value of $123,750, or $4.95 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On April 30, 2020, the Compensation Committee of the Board awarded four former directors of the Company an aggregate of 1,875 shares of common stock. The shares of common stock vested immediately on the date of grant. The total 1,875 shares of common stock had a fair value of $9,581, or $5.11 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On July 31, 2020, the Company granted to four former directors of the Company an aggregate of 1,875 shares of common stock for board services. The shares of common stock vested immediately on the date of grant. The total 1,875 shares of common stock had a fair value of $15,244, or $8.13 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

On August 11, 2020, the Company issued 82,500 shares of common stock to a consultant for finder’s fee related to the Merger. The 82,500 shares of common stock had a fair value of $786,225, or $9.53 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On September 16, 2020, the Company and David Rector, the Company’s former Chief Operating Officer, agreed by mutual understanding that Mr. Rector’s employment as an officer and employee of the Company would terminate, effective as of October 31, 2020 (the “Separation Date”). In connection with Mr. Rector’s departure, the Company entered into a General Release and Severance Agreement with Mr. Rector (the “Separation Agreement”), pursuant to which Mr. Rector provided certain transition services to the Company from the Separation Date until December 31, 2020. Pursuant to the Separation Agreement, Mr. Rector received (i) a prorated annual bonus for the 2020 calendar year and through the Separation Date equal to $150,000 (the “Prorated Bonus”), which was paid in the number of fully vested shares of restricted common stock of the Company equal to the Prorated Bonus determined based on the common stock’s fair market value on the date of grant, and subject to the terms and conditions of the Company’s 2020 Stock Incentive Plan (the “2020 Plan”) and the Company’s standard form Restricted Stock Award Agreement; and (ii) any equity awards granted to Mr. Rector by the Company pursuant to its 2014 Equity Incentive Plan (the “2014 Plan”), 2017 Equity Incentive Plan (the “2017 Plan”), or 2020 Plan (the 2014 Plan, 2017 Plan, and 2020 Plan are collectively referred to herein as, the “Equity Plans”) during the term of Mr. Rector’s employment, were 100% vested and retained by Mr. Rector, notwithstanding any terms in an award agreement or plan document regarding forfeiture of such awards under the Equity Plans upon termination of employment provided that the foregoing did not in any way extend the awards beyond their original term. The $150,000 bonus was paid in 18,502 shares of restricted common stock and had a fair value of $150,000, or $8.11 per share, based on the quoted trading price on the date of grant, which were fully vested and expensed immediately. Additionally, the Company recognized stock-based compensation of $77,250 due to the accelerated vesting of the 7,500 RSUs granted on September 18, 2019. Accordingly, the Company issued 7,500 shares in November 2020 in connection with the vested 7,500 RSUs.

On September 17, 2020, the Compensation Committee of the Board awarded five directors of the Company an aggregate of 12,500 shares of common stock. The shares of common stock vested immediately on the date of grant. The total 12,500 shares of common stock had a fair value of $140,125, or $11.21 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On September 17, 2020, the Company issued 30,107 shares of common stock to Edward Karr, former Chief Executive Officer, as bonus in connection with the consummation of the acquisition by the Company of the NPRC (see Note 4). The Company agreed to pay Mr. Karr a bonus in the amount of $450,000 payable as follows: (i) 75% or $337,500 of the bonus payable in fully vested shares of common stock and (ii) the remaining 25% or $112,500 in cash which was paid in October 2020. The $337,500 bonus was paid in 30,107 shares of common stock and had a fair value of $337,500, or $11.21 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On October 31, 2020, the Company granted four former directors of the Company an aggregate of 1,875 shares of common stock for board services. The shares of common stock vested immediately on the date of grant. The total 1,875 shares of common stock had a fair value of $15,206, or $8.11 per share of common stock, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On October 31, 2020, the Company paid its former Chief Financial Officer for accounting services rendered from February 2020 to September 2020 by issuing 1,857 shares of common stock at an average price of $7.08 per share of common stock based on the quoted trading prices on the date of grants. In connection with this issuance, the Company recorded stock-based accounting fees of $13,145 during the year ended April 30, 2021. The common stock issued to the former Chief Financial Officer were fully vested and expensed immediately.

On November 9, 2020, the Company issued an aggregate of 188 shares of common stock for director services rendered from November 1 to November 9, 2020. The total 188 shares of common stock had a fair value of $1,598, or $8.50 per share, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On December 8, 2020, the Company entered into a one-year consulting agreements for investor relation services under which it was required to pay for services either in cash or shares of the Company’s common stock. On December 8, 2020, the Company issued 5,009 shares at a fair value of $56,250 or $11.23 per share of common stock based on the quoted trading prices on the date of grant. The Company recognized stock-based compensation of $23,437 during the year ended April 30, 2021 and recorded prepaid stock-based expense of $32,813 at April 30, 2021 to be amortized over the term of the consulting agreement.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

On December 9, 2020, the Company granted an aggregate of 254,464 RSUs to two officers and one employee of the Company pursuant to respective restricted stock unit award agreements. The RSUs vested 25% on the date of issuance and 25% vest on each of the first, second and third anniversaries of the date of grant. The 254,464 RSUs had a fair value of $2,852,541 or $11.21 per share of common stock based on the quoted trading price on the date of grant and will be expensed over the vesting period.

On December 9, 2020, the Company granted 50,000 RSUs to Edward Karr, former Executive Chairman, pursuant to restricted stock unit award agreements. The RSUs vesting terms were 25% on the date of issuance and 25% vest on each of the first, second and third anniversaries of the date of grant. The 50,000 RSUs had a fair value of $560,500 or $11.21 per share of common stock based on the quoted trading price on the date of grant. On March 19, 2021, the Company and Edward, agreed by mutual understanding that Mr. Karr’s employment as an officer and employee, and his service as a member of the board of directors, of the Company will terminate, effective as of March 19, 2021. Accordingly, the Company recognized stock-based compensation of $560,500 due to the accelerated vesting of the 50,000 RSUs granted on December 9, 2020 pursuant to the Separation Agreement.

On December 9, 2020, the Company granted an aggregate of 13,392 RSUs to three directors of the Company for services rendered. The 13,392 RSUs had a fair value of $150,124 or $11.21 per share of common stock based on the quoted trading price on the date of grant. The RSUs fully vested and expensed immediately.

On January 7, 2021, the Company entered into another one-year agreement with a director of the Company (see Note 7). On January 7, 2021, the Company issued 3,222 shares at a fair value of $50,000 or $15.52 per share of common stock based on the quoted trading prices on the date of grant. The Company recognized stock-based compensation of $16,667 during the year ended April 30, 2021 and recorded prepaid stock-based expense of $33,333 at April 30, 2021 to be amortized over the term of the consulting agreement.

Between January 2021 and April 2021, the Company issued an aggregate of 8,047 shares of common stock to two consultants for business development and advisory, and consulting services rendered. The total 8,047 shares of common stock had a fair value of $95,565, or $11.88 per share of common stock, based on the quoted trading price on the date of grant, which was fully vested and expensed immediately.

On February 14, 2021, the Company granted an aggregate of 3,946 RSUs to a director of the Company for services rendered. The 3,946 RSUs had a fair value of $50,000 or $12.67 per share of common stock based on the quoted trading price on the date of grant. The RSUs fully vested and expensed immediately.

Total stock compensation expense for awards issued for services (as discussed above) of $1,868,368 and $497,528 was expensed for the year ended April 30, 2021 and 2020, respectively. A balance of $2,099,766 remains to be expensed over future vesting periods related to unvested RSUs issued for services.

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

Between February 2021 and March 2021, the Company issued an aggregate of 178,571 shares of common stock for the exercise of stock warrants and received proceeds of $1,249,997.

In February 2021, the Company issued 91,894 shares of common stock for the cashless exercise of 166,666 stock warrants.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

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

In September 2020, the Board approved the acceleration of the vesting terms of the 50,000 stock options granted to Edward Karr, former Chief Executive Officer of the Company, and 25,000 stock options granted to David Rector, former Chief Operating Officer of the Company on December 21, 2017 and therefore the total 75,000 stock options are fully vested. Additionally, the Board of Directors of the Company approved to extend the exercise period of the stock options granted to Mr. Rector and three former directors, to December 21, 2022, the original termination date of the respective stock option agreements. The Company recognized stock-based compensation of $133,439 due to the accelerated vesting of the 75,000 fully vested stock options granted on December 21, 2017.

Stock-based compensation for stock options recorded in the consolidated statements of operations totaled $194,761 and $196,046 for the year ended April 30, 2021 and 2020, respectively. There were no unvested options remaining.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

The following is a summary of the Company’s stock option activity during the years ended April 30, 2021 and 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2019	145,646	18.00	2.29
Granted	5,000	8.10	10.00
Exercised	—	—	—
Forfeited	(50,646)	24.44	—
Cancelled	—	—	—
Balance at April 30, 2020	100,000	$14.31	2.87
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(5,000)	—	—
Balance at April 30, 2021	95,000	14.63	1.57

Options exercisable at end of period	95,000	$14.63
Options expected to vest	—	$—
Weighted average fair value of options granted during the period		$—

At April 30, 2021 and 2020, the aggregate intrinsic value of options outstanding and exercisable was $0 for each year.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

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

In relation to the issuance of the shares of Series I Convertible Preferred Stock on August 10, 2020, the Company issued 921,666 warrants which are exercisable in whole or in part at any time, from time to time following the initial exercise date, and terminate five years following the issuance. The fair value of the warrants was $5,530,004, as measured on the date of the issuance with a Black-Scholes pricing model using the assumptions noted in the following table:

Warrants Issued During the Year ended April 30, 2021
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

Between February 2021 and March 2021, the Company issued an aggregate of 178,571 shares of common stock for the exercise of stock warrants and received proceeds of $1,249,997.

In February 2021, the Company issued 91,894 shares of common stock for the cashless exercise of 166,666 stock warrants.

Concurrent with the sales of common stock on February 1, 2021 the Company issued 457,068 stock warrants. The stock warrants are exercisable six months following the initial exercise date and terminate five years following issuance. The stock warrants have an exercise price of $14.50 per share and each warrant is exercisable to purchase one share of common stock. In addition, the Company issued to Palladium Capital Group, LLC warrants to purchase up to 46,490 shares of common stock which are identical in all material respects to the warrants issued pursuant to the February 2021 Purchase Agreement in connection with the Offering.

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

The following is a summary of the Company’s stock warrant activity during the years ended April 30, 2021 and 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2019	170,236	$31.11	1.25
Granted	357,142	7.00	4.92
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2020	527,378	$14.83	3.73
Granted	1,425,224	9.09	5.18
Exercised	(523,808)	6.68	4.03
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2021	1,428,794	12.00	4.08
Class A Warrants:
Balance at April 30, 2020	219,375	11.40	4.22
Granted	—	—	—
Exercised	(109,688)	11.40	3.22
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2021	109,687	11.40	3.22
Class X Warrants:
Balance at April 30, 2019	—	—	—
Granted	109,750	11.40	0.50
Exercised	—	—	—
Forfeited, with no financial effect	(109,750)	11.40	—
Canceled	—	—	—
Balance at April 30, 2020 and April 30, 2021	—	—	—
Class Y Warrants:
Total Warrants Outstanding at April 30, 2021	1,538,481	$11.96	4.08
Warrants exercisable at end of period	1,034,923	$10.73
Weighted average fair value of warrants granted during the period		$9.00

As of April 30, 2021, the aggregate intrinsic value of warrants outstanding and exercisable was $3,775,000.

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

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

	April 30, 2021	April 30, 2020
Common stock equivalents:
Preferred stock	—	20,357
Restricted stock units	346,802	33,117
Stock options	95,000	100,000
Stock warrants	1,538,481	746,753
Total	1,980,283	900,227

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Mining Leases

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

The future minimum lease payments at April 30, 2021 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

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
$4,500,000

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

Once the Initial Earn-in has been met, the Company is required to pay an additional $250,000 to the counterparty to vest the Company’s 50% interest in the Maggie Creek property.

NPRC option:

Pursuant to the Merger (see Note 4), the Company acquired from NPRC a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated in February 2020 which was later amended in June 2020.

The annual advance minimum royalty payments at April 30, 2021 under the option agreement are as follows, each payment to be made in the beginning on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

Fiscal 2022	$25,000
Fiscal 2023	25,000
Fiscal 2024	25,000
Fiscal 2025	25,000
Fiscal 2026 and thereafter	150,000
$250,000

100% of the advance minimum royalty payments will be applied to the royalty credits.

Legal Matters

On October 27, 2020, Mandeep Singh (“Plaintiff”), through his attorney, filed a complaint (Singh v. U.S. Gold Corp., et al., Case No. 1:20-cv-08995 (S.D.N.Y.)) in the United States District Court for the Southern District of New York, against the Company and its members (the “Directors”) of the board of directors (the “Board”). On November 2, 2020, the court issued a notice that the request for the issuance for a summons was deficient. As of the date of this Annual Report, the Company has not been served with the complaint.

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

NOTE 11 — INCOME TAX

The components of income tax provision (benefit) are as follows:

	Year Ended April 30,
	2021	2020
Current
Federal	$—	$(438,145)
State and local	—	—
Total current	—	(438,145)

Deferred
Federal	$—	$—
State and local	—	—
Total deferred	—	—
Total income tax provision (benefit)	$—	$(438,145)

U.S. Gold Corp and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2021 and 2020

The Company has a net operating loss carryforward for federal tax purposes totaling approximately $32.3 million at April 30, 2021. Approximately $13.2 million expires through the year 2038, with approximately $19.1 million net operating losses incurred in fiscal 2021 through fiscal 2019 that do not expire and can be utilized to offset up to 80% of future taxable income under the Tax Cuts and Jobs Act described below. The Company has approximately $7.1 million of various state net operating loss carryforwards that expire through the year 2038; however, the Company’s business is currently conducted in states with no income tax, so these carryforwards may never be used.

The deferred tax assets and deferred tax liabilities are summarized as follows:

Deferred tax assets:	April 30, 2021	April 30, 2020
Net operating loss carryover	$6,793,000	$5,083,000
Stock-based compensation	2,776,000	2,019,000
Capitalized exploration costs	431,000	340,000
Accrued remediation costs	7,000	7,000
Alternative minimum tax credit carryover	—	—
Subtotal	10,007,000	7,449,000
Less: valuation allowance	(7,855,000)	(7,449,000)
Total deferred tax asset	$2,152,000	$—

Deferred tax liabilities:	April 30, 2021	April 30, 2020
Acquired mineral rights in excess of tax basis in a tax-free merger	$(2,152,000)	$—
Total deferred tax liabilities	(2,152,000)	—
Net deferred tax asset (liabilities)	$—	$—

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during the fiscal year April 30, 2019. The Company recognized an income tax benefit of 438,145 for the year ended April 30, 2020 as a result of the changes to tax laws and tax rates under the Act. The Act modified the application of alternative minimum tax credits previously being carried forward, to allow for refunds of the credits. The Company had been carrying forward a total of $438,000 in alternative minimum tax credits. As a result of the change, the Company received a federal tax refund during the fiscal years ended April 30, 2020 and April 30, 2021.

On August 10, 2020, acquired mineral rights totaling $10,249,632 (see Note 4 – Mineral Rights) in a tax-free merger under IRS Section 368. The Company recorded the assets at fair value for financial reporting purposes and retained the seller’s tax basis in those assets for tax purposes. As required by ASC 740, the Company has recognized the deferred tax impact of acquiring the mineral rights asset in this transaction, with the amount paid exceeding the tax basis of the asset on the acquisition date. This deferred tax liability partially offsets the deferred tax assets recognized by the Company.

As of April 30, 2021, the Company had deferred tax assets and liabilities arising principally from the acquisition of the mineral rights described above and the net operating loss carryforward for income tax purposes, multiplied by an expected blended federal and state tax rate of 21.0%. Due to the physical presence (nexus) of the Company in the states of Wyoming and Nevada, the Company no longer has significant income or loss apportioned to any taxable state. Any minor apportionment that may occur to any taxable state will be immaterial to current and future operations of the company. Therefore, the effective state tax rate used in the calculation of deferred tax is 0%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefits of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset has been established at April 30, 2021.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows:

	Year Ended April 30,
	2021		2020
Federal income tax provision (benefit) based on statutory rate	$(2,601,000)	21.0%	$(1,194,000)	21.0%
State income tax provision (benefit), net of federal taxes	—	—%	—	—%
Change in effective state tax rate	—	—%	—	—%
Change in prior year estimate	43,000	(0.3)%	(381,000)	6.7%
Increase (decrease) in valuation allowance	2,558,000	(20.7)%	1,137,000	(20.0)%
Total tax provision (benefit) on income (loss)	$—	—%	$(438,000)	7.7%

The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company files income tax returns in the U.S. federal jurisdiction and various states. For both federal and state income tax purposes, the Company’s fiscal 2018 through 2021 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

NOTE 12 — SUBSEQUENT EVENTS

On June 1, 2021, the Company granted 2,097 RSUs to a consultant for consulting services rendered. The 2,097 RSUs had a fair value of $25,000 or $11.92 per share of common stock based on the quoted trading price on the date of grant. The RSUs fully vested and expensed immediately.

On June 9, 2021, the Company issued 25,000 shares of common stock to a consultant in connection with an investor relations agreement for services to be rendered from April 2021 to April 2022. The 25,000 shares of common stock had a fair value of $258,500, or $10.34 per share, based on the quoted trading price on the date of grant, to be amortized over the term of the consulting agreement.

On July 19, 2021, the Company granted 15,322 RSUs to an employee pursuant to his employment agreement. The 15,322 RSUs had a fair value of $150,000 or $9.79 per share of common stock based on the quoted trading price on the date of grant. The RSUs vest 25% on the date of issuance, and the remaining shall vest one-third over a three-year period from the date of issuance.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal years ended April 30, 2021 and 2020, there were (i) no disagreements related to accounting principles or practices, financial statement disclosure or auditing scope or procedure, and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of April 30, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of April 30, 2021 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of April 30, 2021 our internal controls over financial reporting were not effective at the reasonable assurance level:

As of April 30, 2021, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the COSO framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended April 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	In the absence of written documentation and procedures, we perform specific review functions in preparing financial reports and disclosures to assure fair presentation of our financial reports.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended April 30, 2021, management determined that a delay of its program for compliance with the Sarbanes-Oxley Act of 2002 was necessary to conserve cash in our current financial condition. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, management has determined that for the sake of transparency and conservancy, it cannot state that internal controls over financial reporting are effective at this time.

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that there were no such changes during the quarter ended April 30, 2021.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

EXECUTIVE OFFICERS

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K. The following persons are our directors and executive officers and hold the offices set forth opposite their names.

Name	Age	Principal Occupation	Officer/ Director Since
George M. Bee	63	Chief Executive Officer, President and Director of U.S. Gold Corp.	2020
Tara Gilfillan	51	Director of U.S. Gold Corp.	2020
Robert W. Schafer	68	Director of U.S. Gold Corp.	2020
Michael Waldkirch	51	Director of U.S. Gold Corp.	2020
Ryan K. Zinke	58	Director of U.S. Gold Corp.	2019
Eric Alexander	54	Chief Financial Officer - Principal Financial and Accounting Officer of U.S. Gold Corp.	2020
Kevin Francis	61	Vice President - Exploration and Technical Services	2021

George M. Bee has been serving as a member of our Board since November 2020 and our Executive Chairman since March 2021. He was appointed as our President in August 2020 and become Chief Financial Officer in November 2020. Mr. Bee is a senior mining industry executive, with deep mine development and operational experience. He has an extensive career advancing world-class gold mining projects in eight countries on three continents for both major and junior mining companies. In 2018, Mr. Bee concluded a third term with Barrick Gold Corporation (“Barrick Gold”) (NYSE: GOLD) as Senior VP Frontera District in Chile and Argentina working to advance Pascua Lama feasibility as an underground mine. This capped a 16-year tenure at Barrick Gold, where he served in multiple senior level positions, including Mine Manager at Goldstrike during early development and operations, Operations Manager at Pierina Mine taking Pierina from construction to operations, and General Manager of Veladero developing the project from advanced exploration through permitting, feasibility and into production. Previously, Mr. Bee held positions as CEO and Director of Jaguar Mining Inc. between March 2014 and December 2015, President and CEO of Andina Minerals Inc. from February 2009 until January 2013 and Chief Operating Officer for Aurelian Resources, Inc. from 2007 to 2009. As Chief Operating Officer of Aurelian Resources in 2007, he was in charge of project development for Fruta del Norte in Ecuador until Aurelian was acquired by Kinross Gold in 2008. Mr. Bee has served on the board of directors of Stillwater Mining Company, Sandspring Resources Ltd., Jaguar Mining, Peregrine Metals Ltd. and Minera IRL. He received a Bachelor of Science degree from the Camborne School of Mines in Cornwall, United Kingdom. He also holds ICD.D designation from the Institute of Corporate Directors.

Tara Gilfillan has been serving as a member of our Board since November 2020. She is a CPA with over 25 years of experience as a financial executive and serial entrepreneur. She is currently the Founder and President of Optimize Group Inc. established November 2017, a mine-to-mill project development engineering company with offices in three continents. As part of the start-up of Optimize Group Inc. she recently held the position of CFO for Red Pine Exploration Inc. (TSX-V: RPX) from February 2018 to November 2019, and Honey Badger Exploration Inc. (TSX-V: TUF) and MacDonald Mines Exploration Ltd. (TSX-V: BMK) from May 2019 to December 2019. Prior to that she co-founded Halyard Inc. a project engineering company where she was the CFO and VP of Corporate Development from December 2013 to June 2017. Ms. Gilfillan has held senior executive positions including CFO and Controller of several mining companies, CFO, and interim CEO of a global engineering consulting company as well as senior executive positions outside of the mining industry. Ms. Gilfillan is a certified Independent Corporate Director, Director (ICD.D) with over 10 year of board experience including being the Chairperson and Chair of the audit committee of two gold junior mining companies, Honey Badger Exploration Inc. and MacDonald Mines Exploration Ltd. from May 2017 until May 2019. In addition, she has held the position of Director of DRA Americas Inc. from November 2009 to June 2013 and several non-profit industry boards. On July 2020 she became a director of Mining Supplier Trade Association. Ms. Gilfillan is experienced in financial turnarounds, acquisitions, valuations, risk reviews, corporate governance, business and tax strategy, project development, international operations, marketing, and financial reporting for privately held & public companies (US & Canada). She gained her CPA while working at PricewaterhouseCoopers and received a Bachelor of Commerce from Queens University, Ontario Canada.

Robert W. Schafer has been serving as a member of our Board since November 2020. He is a registered professional geologist with over 35 years international experience exploring for and discovering mineral deposits, four were producing mines including the Briggs (over one million ounces) and Griffon gold mines in the Western United States and Birkachan (over one million ounces) gold mine in far east Russia, and identifying, evaluating and structuring business transactions globally having worked in more than 80 countries. Currently, Mr. Schafer is the Chief Executive Officer of Eagle Mines Management LLC, a globally active private natural resources corporation, which he founded in 2016. Prior to this, from 2004 to 2015, he served as Executive Vice President of Business Development at Hunter Dickinson Services Inc., a diversified, global mining group. Mr. Schafer also previously served as Vice President, Exploration of Kinross Gold Corporation (NYSE: KGC), a senior gold mining company with a diverse portfolio of mines and projects, from 1996 to 2003. Prior to that, he held senior positions at BHP Minerals and Billiton Metals. Mr. Schafer is the 2020 to 2021 president of the Society for Mining, Metallurgy and Exploration (“SME”). He is also past president and board member of the Prospector & Developers Association of Canada (“PDAC”), past president of the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”), and past president of the Mining and Metallurgical Society of America. He was a member of the board of governors for the U.S. National Mining Hall of Fame and was a member of the board of directors of the Canadian Mining Hall of Fame. He is the first person to hold all of these leadership roles in both the U.S. and Canada. Mr. Schafer is also the recipient of the William Lawrence Saunders Gold Medal from AIME, as well as the prestigious Daniel C. Jackling Award and Robert A. Dreyer Award from SME for technical achievements and leadership in the mining industry during his career. He is a fellow of the Society of Economic Geologists, CIM, and SME, and a certified director under Institute of Corporate Directors. Mr. Schafer has served on the board of directors of select mining companies, including his current service on the boards of directors of Amur Minerals Corporation (AIM: AMC), Volcanic Gold Mines Inc. (TSX-V: VG) and Trillium Gold Mines Inc. (TSX-V: TGM). His prior board service includes, Lincoln Mining (TSX-V: LMG), Orex Minerals (TSX -V: REX), Orosur Minerals (TSX: OMI), and Cardinal Resources (ASX and TSX: CDV). Robert earned a BS and MS in Geology at Miami University (Ohio) as well as an MS in Mineral Economics and completed studies and research toward a PhD in Geology at the University of Arizona. He also completed the Executive Business Management program at Stanford.

Michael Waldkirch has been serving as a member of our Board since January 2021. He is a Chartered Professional Accountant in the U.S. and Canada since 1998 and was the Chief Financial Officer of Gold Standard Ventures Corp. (TSX: GSV) (NYSE American: GSV) in Vancouver, British Columbia, Canada where he oversaw all aspects of financial reporting, internal controls and Sarbanes-Oxley Compliance. In addition, he was involved in raising in excess of $200 million in equity financing. He has also held the position of Senior Partner with the public accounting firm Michael Waldkirch and Company Inc., Chartered Professional Accountants, in Vancouver, B.C. since 1999 where he advises numerous public and private companies in all financial aspects of their business including taxation, regulatory compliance and internal controls, and financial reporting. From 1997 to 2011, he held the position of principal with JBH Professional Services Inc., a business consulting firm located in Richmond, B.C. Mr. Waldkirch holds a Bachelor of Arts in Economics from the University of British Columbia.

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

Eric Alexander is our Chief Financial Officer and Secretary and has been with us since September 2020. He has over 30 years of corporate, operational and business experience, and over 15 years of mining industry experience. Previously he served as Corporate Controller of Helix Technologies, Inc., a publicly traded software and technology company from April 2019 to September 2020. Prior to that, he served as the Vice President Finance and Controller of Pershing Gold Corporation, a mining company (formerly NASDAQ: PGLC), from September 2012 until April 2019. Prior to that, Mr. Alexander was the Corporate Controller for Sunshine Silver Mines Corporation, a privately held mining company with exploration and pre-development properties in Idaho and Mexico, from March 2011 to August 2012. He was a consultant to Hein & Associates LLP from August 2012 to September 2012 and a Manager with Hein & Associates LLP from July 2010 to March 2011. He served from July 2007 to May 2010 as the Corporate Controller for Golden Minerals Company (and its predecessor, Apex Silver Mines Limited), a publicly traded mining company with operations and exploration activities in South America and Mexico. In addition to his direct experience in the mining industry, he has also held the position of Senior Manager with the public accounting firm KPMG LLP, focusing on mining and energy clients. Mr. Alexander has a B.S. in Business Administration (concentrations in Accounting and Finance) from the State University of New York at Buffalo and is also a licensed CPA.

Kevin Francis is our Vice President - Exploration and Technical Services and has been with us since July 2021. Mr. Francis has held many senior roles within the mining industry, including VP of Project Development for Aurcana Corporation, VP of Technical Services for Oracle Mining Corporation, VP of Resources for NovaGold Resources and Principal Geologist for AMEC Mining and Metals. Most recently, he consulted to U.S. Gold Corp. as Principal of Mineral Resource Management LLC, a consultancy providing technical leadership to the mining industry, as well as through his association with Gustavson Associates (a member of WSP) since September 2020. Mr. Francis is a “qualified person” as defined by SEC S-K 1300 and Canadian NI 43-101 reporting standards and holds both an M.S. degree and a B.A. in geology from the University of Colorado.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer or control person has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance Matters

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2021 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

EXHIBIT INDEX

2.1	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.2	Certificate of Amendment to Articles of Incorporation dated July 6, 2016. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.4	Certificate of Designations, Preferences and Rights of 0% Series B Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.5	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series D Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.6	Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on May 26, 2017.

3.7	Amended and Restated Bylaws. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 23, 2016.

3.8	Certificate of Designations, Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series F Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

3.9	Certificate of Amendment of Articles of Incorporation of U.S. Gold Corp. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 19, 2020.

3.10	Certificate of Designation of 0% Series G Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 30, 2020.

3.11	Certificate of Amendment to Articles of Incorporation dated May 2, 2017. Incorporated by reference from Exhibit 3.3 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission, SEC file number 333-239062 on June 9, 2020.

3.12	Certificate of Designations of Series H Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

3.13	Certificate of Designations of Series I Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to the Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

4.2	Form of Class A Warrant Certificate. Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.3*	Description of Securities.

4.4	Form of Common Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 28, 2021.

10.1	2014 Equity Incentive Plan.(1) Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10.2	2017 Equity Incentive Plan.(1) Incorporated by reference from Appendix A to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on July 31, 2017, filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 12, 2017.

10.3*	Consulting Agreement dated January 7, 2021 by and between Ryan K. Zinke and U.S. Gold Corp.(1)

10.4	Employment Agreement dated December 4, 2020 by and between George Bee and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on December 10, 2020.

10.5	Employment Agreement dated December 4, 2020 by and between Eric Alexander and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on December 10, 2020.

10.6	Employment Agreement dated July 19, 2021 by and between Kevin Francis and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on July 19, 2021.

10.7	Consulting Agreement dated March 19, 2021 by and between Edward Karr and U.S. Gold Corp.(1) Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 19, 2021.

10.8	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on September 24, 2019.

10.9	First Amendment to the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporate by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on November, 10, 2020.

10.10	Form of Leak-Out Agreement. Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.

10.11	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.12	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.13	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

14.1	Code of Ethics as adopted, amended and restated by the Corporation on November 1, 2018. Incorporated by reference from Exhibit 14.1 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 13, 2020.

21.1	List of Subsidiaries. Incorporated by reference from Exhibit 21.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, SEC file number 333-239146, on June 12, 2020.

23.1	Marcum LLP consent

31.1	Rule 13a-14(a) Certification of George Bee

31.2	Rule 13a-14(a) Certification of Eric Alexander

32.1*	Section 1350 Certification of George Bee (Furnished not Filed)

32.2*	Section 1350 Certification of Eric Alexander (Furnished not Filed)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Link base Document

101.LAB	XBRL Taxonomy Extension Label Link base Document

101.PRE	XBRL Taxonomy Extension Presentation Link base Document

101.DEF	XBRL Taxonomy Extension Definition Link base Document

* Furnished herewith

(1) Management Contract or Compensatory Plan or Arrangement

# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. U.S. Gold Corp. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORP.

Date: July 29, 2021	By:	/s/ George M. Bee
George M. Bee
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2021	By:	/s/ Eric Alexander
Eric Alexander
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 2021	By:	/s/ George M. Bee
George M. Bee, Director and Chairman

Date: July 29, 2021	By:	/s/ Tara Gilfillan
Tara Gilfillan, Director

Date: July 29, 2021	By:	/s/ Robert W. Schafer
Robert W. Schafer, Director

Date: July 29, 2021	By:	/s/ Michael Waldkirch
Michael Waldkirch, Director

Date: July 29, 2021	By:	/s/ Ryan K. Zinke
Ryan K. Zinke, Director

