Form 10-Q
period 2021-07-31
U.S. GOLD CORP.
filed 2021-09-14
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of September 13, 2021, there were 7,090,621 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

●	our plans to conduct geologic surveys and determine the scope of our drilling program during our fiscal year ended April 30, 2022,
●	the timing, duration and overall impact of the COVID-19 pandemic on our business and exploration activities,
●	the impact of public health threats and outbreaks of other highly communicable diseases,
●	the strength of the world economies,
●	fluctuations in interest rates and foreign exchange rates,
●	changes in governmental rules and regulations or actions taken by regulatory authorities,
●	our ability to maintain compliance with the NASDAQ Capital Market’s (the “NASDAQ”) listing standards,
●	the conclusions of additional exploration programs and related studies,
●	expectations and the timing and budget for exploration and future exploration of our properties,
●	our planned expenditures during our fiscal year ended April 30, 2022 and future periods,
●	our estimates of the cost of future permitting changes and additional bonding requirements,
●	future exploration plans and expectations related to our properties,
●	volatility in the market price of our common stock,
●	our ability to fund our business with our current cash reserves based on our currently planned activities,
●	our ability to raise the necessary capital required to continue our business on terms acceptable to us or at all,
●	our expected cash needs and the availability and plans with respect to future financing,
●	statements concerning our financial condition,
●	our anticipation of future environmental and regulatory impacts,
●	our ability to retain key management and mining personnel necessary to successfully operate and grow our business,
●	potential conflicts of interest involving members of our Board of Directors (the “Board”) and senior management,
●	our business and operating strategies,
●	statements related to operating and legal risks, including potential liability from pending or future litigation, and
●	other factors detailed in this Quarterly Report on Form 10-Q and from time to time in our annual report, other quarterly reports and periodic reports.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including the risk factors described in this report and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2021	2021

ASSETS
CURRENT ASSETS:
Cash	$10,772,315	$13,645,405
Prepaid expenses and other current assets	834,746	430,360

Total current assets	11,607,061	14,075,765

NON - CURRENT ASSETS:
Property, net	168,040	172,222
Reclamation bond deposit	832,509	718,509
Operating lease right-of-use asset, net	33,108	-
Mineral rights	16,356,862	16,356,862

Total non - current assets	17,390,519	17,247,593

Total assets	$28,997,580	$31,323,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,313,990	$619,038
Operating lease liability, current portion	18,153	-

Total current liabilities	1,332,143	619,038

LONG- TERM LIABILITIES
Asset retirement obligation	209,549	204,615
Operating lease liability, less current portion	14,955	-
Total long-term liabilities:	224,504	204,615

Total liabilities	1,556,647	823,653

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; none issued and outstanding as of July 31, 2021 and April 30, 2021)	-	-
Convertible Series G Preferred stock ($0.001 Par Value; 127 Shares Authorized; none issued and outstanding as of July 31, 2021 and April 30, 2021)	-	-
Convertible Series H Preferred stock ($0.001 Par Value; 106,894 Shares Authorized; none issued and outstanding as of July 31, 2021 and April 30, 2021)	-	-
Convertible Series I Preferred stock ($0.001 Par Value; 921,666 Shares Authorized; none issued and outstanding as of July 31, 2021 and April 30, 2021)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 7,090,621 and 7,065,621 shares issued and outstanding as of July 31, 2021 and April 30, 2021)	7,090	7,065
Additional paid-in capital	74,958,604	74,467,686
Accumulated deficit	(47,524,761)	(43,975,046)

Total stockholders’ equity	27,440,933	30,499,705

Total liabilities and stockholders’ equity	$28,997,580	$31,323,358

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2021	July 31, 2020

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	390,649	194,273
Exploration costs	1,831,360	74,348
Professional and consulting fees	1,075,975	550,800
General and administrative expenses	251,731	137,699

Total operating expenses	3,549,715	957,120

Loss from operations	(3,549,715)	(957,120)

Loss before provision for income taxes	(3,549,715)	(957,120)

Provision for income taxes	-	-

Net loss	$(3,549,715)	$(957,120)

Net loss per common share, basic and diluted	$(0.50)	$(0.33)

Weighted average common shares outstanding - basic and diluted	7,079,751	2,916,670

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2021	-	$-	-	$-	-	$-	-	$-	7,065,621	$7,065	$74,467,686	$(43,975,046)	$30,499,705

Issuance of common stock for prepaid services	-	-	-	-	-	-	-	-	25,000	25	258,475	-	258,500

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	232,443	-	232,443

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,549,715)	(3,549,715)

Balance, July 31, 2021	-	$-	-	$-	-	$-	-	$-	7,090,621	$7,090	$74,958,604	$(47,524,761)	$27,440,933

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2020	-	$-	57	$-	-	$-	-	$-	2,903,393	$2,903	$41,093,050	$(31,587,952)	$9,508,001

Conversion of preferred stock into common stock	-	-	(57)	-	-	-	-	-	20,357	21	(21)	-	-

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	51,262	-	51,262

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	1,875	2	20,216	-	20,218

Net loss	-	-	-	-	-	-	-	-	-	-	-	(957,120)	(957,120)

Balance, July 31, 2020	-	$-	-	$-	-	$-	-	$-	$2,925,625	$2,926	$41,164,507	$(32,545,072)	$8,622,361

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2021	July 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,549,715)	$(957,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,949	4,200
Accretion	4,934	4,060
Amortization of right-of-use asset	4,280	-
Stock based compensation	232,443	71,480
Amortization of prepaid stock based expenses	91,188	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(237,074)	(175,997)
Reclamation bond deposit	(114,000)	(22,000)
Accounts payable and accrued liabilities	694,952	31,429
Accounts payable - related parties	-	31,038
Operating lease liability	(4,280)	-

NET CASH USED IN OPERATING ACTIVITIES	(2,869,323)	(1,012,910)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(3,767)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,767)	-

NET DECREASE IN CASH	(2,873,090)	(1,012,910)

CASH - beginning of year	13,645,405	2,749,957

CASH - end of period	$10,772,315	$1,737,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for prepaid services	$258,500	$-
Issuance of common stock in connection with conversion of preferred stock	$-	$21

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

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

On September 10, 2019, the Company, 2637262 Ontario Inc., a corporation incorporated under the laws of the Province of Ontario (“NumberCo”), and all of the shareholders of NumberCo (the “NumberCo Shareholders”), entered into a Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which, among other things, the Company agreed to issue to the NumberCo Shareholders 200,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly-owned subsidiary of the Company.

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

On August 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gold King Acquisition Corp. (“Acquisition Corp.”), a wholly owned subsidiary of the Company, Northern Panther Resources Corporation (“Northern Panther” or “NPRC”) and the Stockholder Representative named therein, pursuant to which Acquisition Corp. merged with and into NPRC, with NPRC surviving as a wholly-owned subsidiary of the Company.

None of the Company’s properties contain proven and probable reserves and all of the Company’s activities are exploratory in nature.

Unless the context otherwise requires, all references herein to the “Company” refer to U.S. Gold Corp. and its consolidated subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of July 31, 2021. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2021, which are contained in the Form 10-K filed on July 29, 2021. The unaudited condensed consolidated balance sheet as of July 31, 2021 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the three months ended July 31, 2021 are not necessarily indicative of the results to be expected for the year ending April 30, 2022.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

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

At July 31, 2021 and April 30, 2021, the Company had no financial instruments or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $834,746 and $430,360 at July 31, 2021 and April 30, 2021, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, drilling fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the periods ended July 31, 2021 and April 30, 2021.

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

JULY 31, 2021

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

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. During the periods ended July 31, 2021 and April 30, 2021, the Company’s convertible preferred shares were accounted for as equity, with no liability recorded. There was no outstanding preferred stock as of July 31, 2021.

Convertible Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule when the host instrument is deemed to be conventional as that term is described under applicable U.S. GAAP.

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

JULY 31, 2021

Remediation and Asset Retirement Obligation

Asset retirement obligations (“ARO”), consisting primarily of estimated reclamation costs at the Company’s CK Gold, Keystone and Maggie Creek properties, are recognized in the period incurred and when a reasonable estimate can be made, and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to accretion expense. Corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. AROs are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of reclamation and closure costs. The Company reviews and evaluates its AROs annually or more frequently at interim periods if deemed necessary.

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

Leases

On January 1, 2019, the Company adopted ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Operating lease right of use assets (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

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

JULY 31, 2021

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2021, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The standard can be adopted under the modified retrospective method or the full retrospective method. The Company expects that this guidance will not have a material impact on the Company’s condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470) - Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, or ASU 2020-09, to reflect the SEC’s amended disclosure rules for guaranteed debt securities offerings. The final rule amends the disclosure requirements in SEC Regulation S-X, Rule 3-10, which require entities to separately present financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The amended rule allows entities to provide summarized financial information of the parent company and its issuers and guarantors on a combined basis either in a note to the financial statements or as part of management’s discussion and analysis. ASU 2020-09 is effective for filings on or after January 4, 2021, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt–Modifications and Extinguishments (Subtopic 470-50), Compensation–Stock Compensation (Topic 718), and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect the adoption of this ASU will have on the condensed consolidated financial statements.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of July 31, 2021, the Company had cash of approximately $10.8 million, working capital of approximately $10.3 million and an accumulated deficit of approximately $47.5 million. The Company had a net loss and cash used in operating activities of approximately $3.5 million and $2.9 million, respectively, for the three months ended July 31, 2021. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the date of filing the Form 10-Q for the period ended July 31, 2021, the Company had sufficient cash to fund its operations for approximately 6 to 9 months and expects that it would be required to raise additional funds to fund its operations thereafter. The ongoing COVID-19 pandemic has and may continue to adversely impact the Company’s business, as the Company’s operations are based in and rely on third parties located in areas affected by the pandemic. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

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

As of the dates presented, mineral properties consisted of the following:

	July 31, 2021	April 30, 2021
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Maggie Creek Project	1,986,607	1,986,607
Challis Gold Project	10,249,632	10,249,632
Total	$16,356,862	$16,356,862

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	July 31, 2021	April 30, 2021
Site costs	$169,803	$169,803
Computer equipment	7,265	3,498
Vehicle	39,493	39,493
Total	216,561	212,794
Less: accumulated depreciation	(48,521)	(40,572)
Total	$168,040	$172,222

For the three months ended July 30, 2021 and 2020, depreciation expense amounted to $7,949 and $4,200, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold, Keystone and Maggie Creek projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	July 31, 2021	April 30, 2021

Balance, beginning of period	$204,615	$168,392
Addition and changes in estimates	-	18,746
Accretion expense	4,934	17,477
Balance, end of period	$209,549	$204,615

For the three months ended July 31, 2021 and 2020, accretion expense amounted to $4,934 and $4,060, respectively.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On May 1, 2021, the Company entered into a lease agreement for its lease facility in Cheyenne, Wyoming. The term of the lease is for a two-year period from May 2021 to May 2023 starting with a monthly base rent of $1,667. The Company has an option to renew the lease for an additional three years beyond the primary term. The Company typically excludes options to extend the lease in a lease term unless it is reasonably certain that the Company will exercise the option and when doing so is in the Company’s sole discretion. The base rent is subject to an annual increase as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities.

During the three months ended July 31, 2021, lease expenses of $4,281 was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

Right-of- use assets are summarized below:

	July 31, 2021	April 30, 2021
Operating lease	$33,108	$-

Operating Lease liabilities are summarized below:

	July 31, 2021	April 30, 2021
Operating lease, current portion	$18,153	$-
Operating lease, long term portion	14,955	-
Total lease liability	$33,108	$-

The weighted average remaining lease term for the operating lease is 1.75 years and the weighted average incremental borrowing rate is 8.0% at July 31, 2021.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Three Months Ended July 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$5,000	$-
Lease assets obtained in exchange for new operating lease liabilities	$37,388	$-

Minimum lease payments under non-cancelable operating leases at July 31, 2021 are as follows:

Year ended April 30, 2022	15,000
Year ended April 30, 2023	20,600
Total	$35,600
Less: imputed interest	(2,492)
Total present value of lease liability	$33,108

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

NOTE 8 — RELATED PARTY TRANSACTIONS

On April 16, 2019, the Company entered into a one-year consulting agreement with a director of the Company for providing services related to investor and strategic introduction to potential industry partners. In consideration for these services, the consultant was paid $3,750 per month in cash, and total shares of the Company’s common stock with a value of $45,000. In April 2019, the Company issued 4,592 shares of the Company’s common stock, valued at $45,000 at the market price on the dates of grant, in connection with this consulting agreement. On January 7, 2021, the Company entered into another one-year agreement (“January 2021 Agreement”) with the director providing for an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000, which is paid $3,000 per month. In January 2021, the Company issued 3,222 shares of common stock pursuant to the January 2021 Agreement. The Company paid consulting fees to such director of $9,000 and $3,750 in cash during the three months ended July 31, 2021 and 2020, respectively.

On March 19, 2021, the Company and Edward Karr, the Company’s former Executive Chairman, agreed by mutual understanding, that Mr. Karr’s employment as an officer and employee, and his service as a member of the board of directors, of the Company was terminated, effective March 19, 2021. In connection with Mr. Karr’s departure, the Company entered into a General Release and Severance Agreement with Mr. Karr, as amended, pursuant to which Mr. Karr provided certain transition services to the Company through the Separation Date. Pursuant to the Separation Agreement, Mr. Karr is entitled to receive any equity awards granted to Mr. Karr by the Company. Additionally, on March 19, 2021, the Company entered into a one-year agreement (“March 2021 Agreement”) for general corporate advisory services to be provided by Mr. Karr for an annual fee of $180,000 consisting of shares of the Company’s common stock with a value of $60,000 and cash payments of $120,000, which is paid $10,000 per month. The Company paid consulting fees to Mr. Karr of $30,000 in cash during the three months ended July 31, 2021 and recorded accrued expenses of $22,500 in connection with the March 2021 consulting agreement and reflected in accounts payable and accrued liabilities in the accompanying unaudited consolidated balance sheets.

NOTE 9 — STOCKHOLDERS’ EQUITY

As of July 31, 2021, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

Common Stock Issued, Restricted Stock Awards, and RSU’s Granted for Services

On June 1, 2021, the Company granted 2,097 RSU’s to a consultant for consulting services rendered. The 2,097 RSU’s had a fair value of $25,000 or $11.92 per share of common stock based on the quoted trading price on the date of grant. The RSU’s fully vested and expensed immediately.

On June 9, 2021, the Company issued 25,000 shares of common stock to a consultant in connection with an investor relations agreement for services to be rendered from April 2021 to April 2022. The 25,000 shares of common stock had a fair value of $258,500, or $10.34 per share, based on the quoted trading price on the date of grant, to be amortized over the term of the consulting agreement.

On July 19, 2021, the Company granted 15,322 RSU’s to an employee pursuant to his employment agreement. The 15,322 RSU’s had a fair value of $150,000 or $9.79 per share of common stock based on the quoted trading price on the date of grant. The RSU’s vested 25% on the date of issuance, and the remaining shall vest one-third over a three-year period from the date of issuance.

Total stock compensation expense for awards issued for services of $232,443 and $20,218 was expensed for the three months ended July 31, 2021 and 2020, respectively. A balance of $1,953,292 remains to be expensed over future vesting periods related to unvested restricted stock units issued for services.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

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

Stock options

The following is a summary of the Company’s stock option activity during the periods ended July 31, 2021 and April 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2021	95,000	$14.63	1.57
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at July 31, 2021	95,000	14.63	1.34

Options exercisable at end of period	95,000	$14.63
Options expected to vest	—	$—
Weighted average fair value of options granted during the period		$—

At July 31, 2021 and April 30, 2021, the aggregate intrinsic value of options outstanding and exercisable were de minimis for each period.

Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $0 and $51,262 for the three months ended July 31, 2021 and 2020, respectively. There were no unvested options remaining.

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of July 31, 2021 and changes during the period ended as presented below:

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2021	1,428,794	$12.00	4.08
Granted	—	—	—
Exercised	—	—	—
Forfeited	(142,972)	32.17	—
Canceled	—	—	—
Balance at July 31, 2021	1,285,822	9.76	4.33
Class A Warrants:
Balance at April 30, 2021	109,687	11.40	3.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at July 31, 2021	109,687	11.40	2.97
Total Warrants Outstanding at July 31, 2021	1,395,509	$9.89	4.22
Warrants exercisable at end of period	891,951	$7.29
Weighted average fair value of warrants granted during the period		$—

As of July 31, 2021, the aggregate intrinsic value of warrants outstanding and exercisable was $3,140,800.

NOTE 10 — NET LOSS PER COMMON SHARE

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

	July 31, 2021	July 31, 2020
Common stock equivalents:
Restricted stock units	355,873	32,500
Stock options	95,000	100,000
Stock warrants	1,395,509	746,753
Total	1,846,382	879,253

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

The future minimum lease payments at July 31, 2021 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

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

NPRC option:

Pursuant to the Merger, the Company acquired from NPRC a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated in February 2020 which was later amended in June 2020.

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

Legal Matters

From time to time the Company may be involved in claims and legal actions that arise in the ordinary course of business. To the Company’s knowledge, there are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

NOTE 12 — SUBSEQUENT EVENTS

Exploration Access and Option to Lease Agreement

On August 25, 2021 (“Effective Date”), the Company entered into an Exploration Access and Option to Lease Agreement (the “Agreement”) with a private-party landowner (the “Landowner”) whereby the Landowner granted the Company an option (the “Option”) to lease and right of way on a property located in Laramie County, Wyoming. The Company may exercise the Option for five years (“Option Term”) from the Effective Date. During the Option, the Landowner granted non-exclusive rights (the “Exploration Access Rights”) to the Company to use the surface of the property for an annual exploration and access right payment of $10,000, thirty days after the effective date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised or expires. The Company is also required to pay an annual Option payment of $35,780 for the lease and $6,560 for the right of way within thirty days after the Effective Date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercise by the Company or expires.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

At any time during the Option Term, the Company may exercise the Option by providing a written notice to the Landowner and the Company shall pay a one-time right of way payment of $26,240 at closing and shall execute a lease agreement. The exclusive option to lease (the “Lease”) and right of way (the “Right of Way”) is for a term of ten years with the right to extend for an additional ten years and requires an annual lease payment of $50,000, compensation for loss of grazing of $40.00 per acre impacted land and annual Right of Way payments of $13,120.

In consideration for the option rights, lease rights and right of way rights under this Agreement, the Company agreed to grant the Landowner shares of the Company’s common stock worth $50,000, which shares will not vest until the Company executes the Lease.

At any time during the Option Term, the Company may terminate this Agreement by providing a written notice to the Landowner. Upon termination, the Landowner is entitled to retain any payments already made and the Company shall have no further obligation after the date of termination. The Agreement, including the Option and the Exploration Access Rights, may be extended for a period of five years upon written notice from the Company. In the absence of such notice, the Agreement shall automatically terminate at the end of the Option Term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K for the year ended April 30, 2021 filed with the Commission.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of July 31, 2021, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three months ended July 31, 2021 and 2020, and our unaudited interim condensed consolidated cash flows for the three months ended July 31, 2021 and 2020. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

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

On March 17, 2020, we filed a certificate of amendment to our Articles of Incorporation with the Secretary of State of Nevada in order to effectuate a reverse stock split of our issued and outstanding common stock per share on a one-for-ten basis, effective as of 5:00 p.m. (Eastern Time) on March 19, 2020. All share and per share values of our common stock for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock splits.

Summary of Activities for the Three Months Ended July 31, 2021

During the three-months ended July 31, 2021, we focused primarily on moving our CK Gold Project in Wyoming towards a Pre-Feasibility study (PFS), planning the 2021 field season on our CK Gold Project, executing an exploration drill program on our Maggie Creek Project, working on the permitting process on our Challis Gold Project and strengthening our management team.

An overview of certain significant events follows:

●

On May 4, 2021, we announced plans to commence a Summer 2021 field season at our CK Gold Project. The program has been planned to fill any remaining gaps identified in the coming PFS which would lead to a Feasibility Study for the CK Gold Project, expected toward the end of 2021 or early 2022.

●	On May 19, 2021, we received Bureau of Land Management (BLM) approval for an additional 50 acres of disturbance under our effective Plan of Operations (POO) for Keystone. We advanced the required reclamation bond. We also announced potential interest in the Keystone project from various industry partners for potential joint venture opportunities. Preliminary discussions regarding a potential joint venture on the property remain ongoing.

●	On May 26, 2021, we announced that we contracted with a third-party to complete the permitting process for a Plan of Operations for drilling in the historic resource area of our Challis Gold Project.

●	On June 30, 2021, we announced the successful completion of our Maggie Creek 2021 contractual exploration program, drilling 2 holes for a total of 4,440 feet (1,353 meters). With these 2 holes, we satisfied our 2021 contractual exploration commitments at Maggie Creek and plan to review the results for future potential exploration programs.

Recent Developments

Appointment of Vice President - Exploration and Technical Services

On July 19, 2021, Kevin Francis was appointed as our Vice President – Exploration and Technical Services, effective as of July 19, 2021.

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

We, or our people, investors, contractors or stakeholders, have been prevented from free cross-border travel or normal attendance to activities in conducting our business at trade shows, presentations, meetings or other activities meant to promote or execute our business strategy and transactions. We have been prevented from receiving goods or services from contractors. Decisions beyond our control, such as canceled events, restricted travel, barriers to entry or other factors have affected or may affect our ability to accomplish drilling programs, technical analysis of completed exploration actions, equity raising activities, and other needs that would normally be accomplished without such limitations. Furthermore, our exploration activities rely heavily on outside contracts and importation of specialized equipment. The COVID-19 pandemic has caused disruptions in travel and accessing our exploration properties with contractors. Although travel restrictions have been lifted at certain locations, there can be no assurance that travel and property access will resume fully in the near future.

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

Results of Operations

Three months ended July 31, 2021 compared to the three months ended July 31, 2020:

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three months ended July 31, 2021 and 2020.

Operating Expenses

Total operating expenses for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020, were approximately $3,550,000 and $957,000, respectively. The approximate $2,593,000 increase in operating expenses for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020, is comprised of (i) an increase in compensation of approximately $196,000 primarily due to increase in compensation related to stock-based compensation from restricted stock unit grants to our two officers and one employee and the hiring of additional executive management in August 2020 and September 2020 (ii) an increase of approximately $1,757,000 increase in exploration expenses on our mineral properties due to an increase in exploration activities in our CK Gold property and also at our Maggie Creek property, (iii) an increase in professional and consulting fees of approximately $525,000 primarily due to increases in stock-based consulting fees of approximately $107,000 and general strategic, investor relations and permitting consulting services of $517,000, offset by decrease in legal fees of $86,000 and director fees of $13,000 (iv) an increase in general and administrative expenses of approximately $114,000 due primarily to increases related to insurance, travel, and advertising expenses.

Loss from Operations

We reported loss from operations of approximately $3,550,000 and $957,000 for the three months ended July 31, 2021 and 2020, respectively.

Net Loss

We reported a net loss of approximately $3.5 million for the three months ended July 31, 2021 as compared to a net loss of $957,000 for the three months ended July 31, 2020.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2021 compared to April 30, 2021, and the increase between those periods:

	July 31, 2021	April 30, 2021	Increase (decrease)
Current Assets	$11,607,061	$14,075,765	$(2,468,704)
Current Liabilities	$1,332,143	$619,038	$713,105
Working Capital	$10,274,918	$13,456,727	$(3,181,809)

As of July 31, 2021, we had working capital of $10,274,918, as compared to working capital of $13,456,727 as of April 30, 2021, a decrease of $3,181,809.

We are obligated to file annual, quarterly and current reports with the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the Commission and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costlier. We expect to spend between $175,000 and $225,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three months ended July 31, 2021 and 2020, we incurred losses in the amounts of approximately $3.5 million and $957,000, respectively. As of July 31, 2021, we had cash of approximately $10.8 million, working capital of approximately $10.3 million, and an accumulated deficit of approximately $47.5 million. As a result of the utilization of cash in its operating activities, and the development of its assets, we have incurred losses since we commenced operations. Our primary source of operating funds since inception has been equity financings. As of July 31, 2021, we had sufficient cash to fund its operations for approximately 6 to 9 months and expected that we will be required to raise additional funds to fund our operations thereafter. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Cash Used in Operating Activities

Net cash used in operating activities totaled $2.9 million and $1.0 million for the three months ended July 31, 2021 and 2020, respectively. Net cash used in operating activities during the three months ended July 31, 2021 primarily increase due to increase in net loss, increase in stock-based compensation expenses and increase in net changes in accounts payable and accrued liabilities as compared to the three months ended July 31, 2020. Net loss for the three months ended July 31, 2021 and 2020 totaled approximately $3.5 million and $957,000, respectively. Additionally, we expensed approximately $324,000 in stock-based compensation for shares and restricted common stock units issued to employees and consultants during the three months ended July 31, 2021 compared to approximately $71,000 during the three months ended July 31, 2020. Net changes of approximately $340,000 in operating assets and liabilities are primarily due to net increases in prepaid expenses and other assets of approximately $237,000, reclamation of bond deposits of approximately $114,000, and increase of approximately $695,000 in accounts payable to trade vendors.

Cash Provided by Investing Activities

Net cash used in investing activities totaled approximately $3,800 for the three months ended July 31, 2021, as compared to $0 primarily due to purchase of property and equipment.

Off-Balance Sheet Arrangements

As of July 31, 2021, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended July 31, 2021. Critical accounting policies and the significant accounting estimates made in according with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K, filed with the Commission on July 29, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) and Rule 15d–15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

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

Changes in Internal Control Over Financial Reporting

During the three months ended July 31, 2021, management determined that the delay of its program for compliance with the Sarbanes-Oxley Act of 2002 and the 2013 COSO Framework continued to be necessary to conserve cash in the Company’s current financial condition. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting; however, management has determined that for the sake of transparency and conservancy, it cannot state that internal controls over financial reporting are effective at this time.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than set forth below, there were no sales of unregistered securities during the quarter ended July 31, 2021 that were not previously reported on a Current Report on Form 8-K.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months ended July 31, 2021, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

EXHIBIT INDEX

3.1	Certificate of Amendment to the Articles of Incorporation dated May 3, 2017. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 5, 2017.

31.1	Rule 13a-14(a) Certification of George Bee

31.2	Rule 13a-14(a) Certification of Eric Alexander

32.1*	Section 1350 Certification of George Bee (Furnished not Filed)

32.2*	Section 1350 Certification of Eric Alexander (Furnished not Filed)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

(1) Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: September 13, 2021	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: September 13, 2021	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

