Form 10-Q
period 2021-10-31
U.S. GOLD CORP.
filed 2021-12-14
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of December 14, 2021, there were 7,096,723 shares outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2021	2021

ASSETS
CURRENT ASSETS:
Cash	$7,138,361	$13,645,405
Prepaid expenses and other current assets	743,258	430,360

Total current assets	7,881,619	14,075,765

NON - CURRENT ASSETS:
Property, net	193,399	172,222
Reclamation bond deposit	832,509	718,509
Operating lease right-of-use asset, net	91,823	-
Mineral rights	16,356,862	16,356,862

Total non - current assets	17,474,593	17,247,593

Total assets	$25,356,212	$31,323,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,631,267	$619,038
Operating lease liabilities, current portion	52,016	-

Total current liabilities	1,683,283	619,038

LONG- TERM LIABILITIES
Asset retirement obligation	248,318	204,615
Operating lease liabilities, less current portion	39,957	-
Total long-term liabilities:	288,275	204,615

Total liabilities	1,971,558	823,653

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; none issued and outstanding as of October 31, 2021 and April 30, 2021)	-	-
Convertible Series G Preferred stock ($0.001 Par Value; 127 Shares Authorized; none issued and outstanding as of October 31, 2021 and April 30, 2021)	-	-
Convertible Series H Preferred stock ($0.001 Par Value; 106,894 Shares Authorized; none issued and outstanding as of October 31, 2021 and April 30, 2021)	-	-
Convertible Series I Preferred stock ($0.001 Par Value; 921,666 Shares Authorized; none issued and outstanding as of October 31, 2021 and April 30, 2021)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 7,096,723 and 7,065,621 shares issued and outstanding as of October 31, 2021 and April 30, 2021)	7,097	7,065
Additional paid-in capital	75,195,628	74,467,686
Accumulated deficit	(51,818,071)	(43,975,046)

Total stockholders’ equity	23,384,654	30,499,705

Total liabilities and stockholders’ equity	$25,356,212	$31,323,358

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	377,833	1,087,752	768,482	1,282,025
Exploration costs	2,941,071	1,724,211	4,772,431	1,798,559
Professional and consulting fees	643,511	1,754,200	1,719,486	2,305,000
General and administrative expenses	330,895	278,503	582,626	416,202

Total operating expenses	4,293,310	4,844,666	7,843,025	5,801,786

Loss from operations	(4,293,310)	(4,844,666)	(7,843,025)	(5,801,786)

Loss before provision for income taxes	(4,293,310)	(4,844,666)	(7,843,025)	(5,801,786)

Provision for income taxes	-	-	-	-

Net loss	$(4,293,310)	$(4,844,666)	$(7,843,025)	$(5,801,786)

Deemed dividend related to beneficial conversion feature of preferred stock	-	(5,530,004)	-	(5,530,004)

Net loss applicable to U.S. Gold Corp. common shareholders	$(4,293,310)	$(10,374,670)	$(7,843,025)	$(11,331,790)

Net loss per common share, basic and diluted	$(0.61)	$(2.93)	$(1.10)	$(3.51)

Weighted average common shares outstanding - basic and diluted	7,091,249	3,539,582	7,124,215	3,224,791

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2021 AND 2020

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2021	-	$-	-	$-	-	$-	-	$-	7,065,621	$7,065	$74,467,686	$(43,975,046)	$30,499,705

Issuance of common stock for prepaid services	-	-	-	-	-	-	-	-	25,000	25	258,475	-	258,500

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	232,443	-	232,443

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,549,715)	(3,549,715)

Balance, July 31, 2021	-	-	-	-	-	-	-	-	7,090,621	7,090	74,958,604	(47,524,761)	27,440,933

Issuance of common stock for services	-	-	-	-	-	-	-	-	5,647	6	47,494	-	47,500

Issuance of common stock for accrued services	-	-	-	-	-	-	-	-	455	1	4,999	-	5,000

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	184,531	-	184,531

Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,293,310)	(4,293,310)

Balance, October 31, 2021	-	$-	-	$-	-	$-	-	$-	7,096,723	$7,097	$75,195,628	$(51,818,071)	$23,384,654

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2020	-	$-	57	$-	-	$-	-	$-	2,903,393	$2,903	$41,093,050	$(31,587,952)	$9,508,001

Conversion of preferred stock into common stock	-	-	(57)	-	-	-	-	-	20,357	21	(21)	-	-

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	51,262	-	51,262

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	1,875	2	20,216	-	20,218

Net loss	-	-	-	-	-	-	-	-	-	-	-	(957,120)	(957,120)

Balance, July 31, 2020	-	-	-	-	-	-	-	-	2,925,625	2,926	41,164,507	(32,545,072)	8,622,361

Issuance of preferred stock for cash	-	-	-	-	-	-	921,666	922	-	-	5,529,082	-	5,530,004

Issuance of common stock for services	-	-	-	-	-	-	-	-	147,341	147	1,442,055	-	1,442,202

Issuance of preferred stock and common stock in connection with the Share Exchange Agreement	-	-	-	-	106,894	107	-	-	581,053	581	12,640,292	-	12,640,980

Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	10,000	10	69,990	-	70,000

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	137,650	-	137,650

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	77,250	-	77,250

Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,844,666)	(4,844,666)

Balance, October 31, 2020	-	$-	-	$-	106,894	$107	921,666	$922	3,664,019	$3,664	$61,060,826	$(37,389,738)	$23,675,781

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	October 31, 2021	October 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,843,025)	$(5,801,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,107	9,716
Accretion	10,186	8,388
Amortization of right-of-use asset	14,808	-
Stock based compensation	464,474	1,728,582
Amortization of prepaid stock based expenses	182,376	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(236,774)	(297,805)
Reclamation bond deposit	(114,000)	(34,000)
Accounts payable and accrued liabilities	1,017,229	887,149
Accounts payable - related parties	-	(3,459)
Operating lease liability	(14,658)	-

NET CASH USED IN OPERATING ACTIVITIES	(6,503,277)	(3,503,215)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(3,767)	(39,493)
Proceeds received in connection with the share exchange agreement	-	2,500,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,767)	2,460,507

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock, net of issuance cost	-	5,530,004
Issuance of common stock for exercise of warrants	-	70,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,600,004

NET (DECREASE) INCREASE IN CASH	(6,507,044)	4,557,296

CASH - beginning of period	13,645,405	2,749,957

CASH - end of period	$7,138,361	$7,307,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$5,000	$5,000
Issuance of common stock for prepaid services	$258,500	$-
Deemed dividends - Series I preferred stock	$-	$5,530,004
Issuance of common stock in connection with conversion of preferred stock	$-	$21
Operating lease right-of-use asset and operating lease liability recorded upon adoption of ASC 842	106,631	-
Assumption of liabilities in connection with the share exchange agreement	$-	$108,652
Increase in acquisition of mineral properties in connection with the share exchange agreement	$-	$10,249,632
Increase in asset retirement cost and obligation	$33,517	$13,352

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of October 31, 2021. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2021, which are contained in the Form 10-K filed on July 29, 2021. The unaudited condensed consolidated balance sheet as of October 31, 2021 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the six months ended October 31, 2021 are not necessarily indicative of the results to be expected for the year ending April 30, 2022.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

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

At October 31, 2021 and April 30, 2021, the Company had no financial instruments or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $743,258 and $430,360 at October 31, 2021 and April 30, 2021, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, drilling fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the period ended October 31, 2021 and April 30, 2021.

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

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, “Compensation—Stock Compensation” (“ASC 718”), which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC 505, “Equity—Equity Based Payments to Non-Employees” (“ASC 505”), for share-based payments to consultants and other third parties, compensation expense is determined at the measurement date, which is the grant date. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

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

OCTOBER 31, 2021

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

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. During the periods ended October 31, 2021 and April 30, 2021, the Company’s convertible preferred shares were accounted for as equity, with no liability recorded. There was no outstanding preferred stock as of October 31, 2021.

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

OCTOBER 31, 2021

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

OCTOBER 31, 2021

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

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 31, 2021, the Company had cash of approximately $7.1 million, working capital of approximately $6.2 million and an accumulated deficit of approximately $51.8 million. The Company had a net loss and cash used in operating activities of approximately $7.8 million and $6.5 million, respectively, for the six months ended October 31, 2021. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the date of filing the Form 10-Q for the period ended October 31, 2021, the Company had sufficient cash to fund its operations for approximately 6 to 8 months and expects that it would be required to raise additional funds to fund its operations thereafter. The ongoing COVID-19 pandemic has and may continue to adversely impact the Company’s business, as the Company’s operations are based in and rely on third parties located in areas affected by the pandemic. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

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

As of the dates presented, mineral properties consisted of the following:

	October 31, 2021	April 30, 2021
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Maggie Creek Project	1,986,607	1,986,607
Challis Gold Project	10,249,632	10,249,632
Total	$16,356,862	$16,356,862

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	October 31, 2021	April 30, 2021
Site costs	$203,320	$169,803
Computer equipment	7,265	3,498
Vehicle	39,493	39,493
Total	250,078	212,794
Less: accumulated depreciation	(56,679)	(40,572)
Total	$193,399	$172,222

For the three months ended October 31, 2021 and 2020, depreciation expense amounted to $8,158 and $5,516, respectively. For the six months ended October 31, 2021 and 2020, depreciation expense amounted to $16,107 and $9,716, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold, Keystone and Maggie Creek projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	October 31, 2021	April 30, 2021

Balance, beginning of period	$204,615	$168,392
Addition and changes in estimates	33,517	18,746
Accretion expense	10,186	17,477
Balance, end of period	$248,318	$204,615

For the three months ended October 31, 2021 and 2020, accretion expense amounted to $5,252 and $4,328, respectively. For the six months ended October 31, 2021 and 2020, accretion expense amounted to $10,186 and $8,388, respectively.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

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

On September 1, 2021, the Company entered into another lease agreement for its lease facility in Cheyenne, Wyoming. The term of the lease is for a two-year period from September 2021 to August 2023 with a monthly base rent of $3,100. The Company has an option to renew the lease for an additional two years upon giving a written notice from 60 to 120 days prior to the expiration of the initial term of this lease. The Company typically excludes options to extend the lease in a lease term unless it is reasonably certain that the Company will exercise the option and when doing so is in the Company’s sole discretion.

During the three and six months ended October 31, 2021, lease expenses of $11,350 and $16,350 was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

Right-of- use assets are summarized below:

	October 31, 2021	April 30, 2021
Operating leases	$91,823	$-

Operating Lease liabilities are summarized below:

	October 31, 2021	April 30, 2021
Operating lease, current portion	$52,016	$-
Operating lease, long term portion	39,957	-
Total lease liability	$91,973	$-

The weighted average remaining lease term for the operating leases is 1.67 years and the weighted average incremental borrowing rate is 8.0% at October 31, 2021.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Six months ended October 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$16,200	$-

Lease assets obtained in exchange for new operating lease liabilities	$106,631	$-

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

Minimum lease payments under non-cancelable operating leases at October 31, 2021 are as follows:

Year ended April 30, 2022	28,600
Year ended April 30, 2023	57,800
Year ended April 30, 2024	12,400
Total	$98,800
Less: imputed interest	(6,827)
Total present value of lease liability	$91,973

NOTE 8 — RELATED PARTY TRANSACTIONS

On April 16, 2019, the Company entered into a one-year consulting agreement with a director of the Company for providing services related to investor and strategic introduction to potential industry partners. In consideration for these services, the consultant was paid $3,750 per month in cash, and total shares of the Company’s common stock with a value of $45,000. In April 2019, the Company issued 4,592 shares of the Company’s common stock, valued at $45,000 at the market price on the dates of grant, in connection with this consulting agreement. On January 7, 2021, the Company entered into another one-year agreement (“January 2021 Agreement”) with the director providing for an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000, which is paid $3,000 per month. In January 2021, the Company issued 3,222 shares of common stock pursuant to the January 2021 Agreement. The Company paid consulting fees to such director of $9,000 and $0 in cash during the three months ended October 31, 2021 and 2020, respectively. The Company paid consulting fees to such director of $18,000 and $3,750 in cash during the six months ended October 31, 2021 and 2020, respectively.

On March 19, 2021, the Company and Edward Karr, the Company’s former Executive Chairman, agreed by mutual understanding, that Mr. Karr’s employment as an officer and employee, and his service as a member of the board of directors, of the Company was terminated, effective March 19, 2021. In connection with Mr. Karr’s departure, the Company entered into a General Release and Severance Agreement with Mr. Karr, as amended, pursuant to which Mr. Karr provided certain transition services to the Company through the Separation Date. Pursuant to the Separation Agreement, Mr. Karr is entitled to receive any equity awards granted to Mr. Karr by the Company. Additionally, on March 19, 2021, the Company entered into a one-year agreement (“March 2021 Agreement”) for general corporate advisory services to be provided by Mr. Karr for an annual fee of $180,000 consisting of shares of the Company’s common stock with a value of $60,000 and cash payments of $120,000, which is paid $10,000 per month. The Company paid consulting fees to Mr. Karr of $30,000 in cash during the three months ended October 31, 2021. The Company paid consulting fees to Mr. Karr of $60,000 in cash during the six months ended October 31, 2021 and recorded accrued expenses of $37,500 in connection with the March 2021 consulting agreement and reflected in accounts payable and accrued liabilities in the accompanying unaudited consolidated balance sheets.

NOTE 9 — STOCKHOLDERS’ EQUITY

As of October 31, 2021, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

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

OCTOBER 31, 2021

On July 19, 2021, the Company granted 15,322 RSU’s to an employee pursuant to his employment agreement. The 15,322 RSU’s had a fair value of $150,000 or $9.79 per share of common stock based on the quoted trading price on the date of grant. The RSU’s vested 25% on the date of issuance, and the remaining shall vest one-third over a three-year period from the date of issuance.

On October 20, 2021, the Company issued 1,116 shares of common stock to a former employee in connection with vested RSU’s on the date of termination of service.

On October 22, 2021, the Company issued an aggregate of 2,162 shares of common stock to a consultant in connection with a consulting agreement for services rendered from May 2021 to October 2021. The 2,162 shares of common stock had a fair value of $22,500, or $10.41 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

On October 22, 2021, the Company issued an aggregate of 2,824 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from April 2021 to September 2021. The 2,824 shares of common stock had a fair value of $30,000, or $10.62 per share, based on the quoted trading price on the date of grants, which was fully vested. In connection with this issuance, the Company reduced accrued liabilities by $5,000 and recognized stock-based consulting of $25,000 during the six months ended October 31, 2021.

Total stock compensation expense for awards issued for services of $184,531 and $77,250 was expensed for the three months ended October 31, 2021 and 2020, respectively. Total stock compensation expense for awards issued for services of $416,974 and $97,468 was expensed for the six months ended October 31, 2021 and 2020, respectively. A balance of $1,768,760 remains to be expensed over future vesting periods related to unvested restricted stock units issued for services to be expensed over a weighted average period of 2.14 years.

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

Stock options

The following is a summary of the Company’s stock option activity during the six months ended October 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2021	95,000	$14.63	1.57
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(5,000)	13.40	—
Balance at October 31, 2021	90,000	14.70	1.08

Options exercisable at end of period	90,000	$14.70
Options expected to vest	—	$—
Weighted average fair value of options granted during the period		$—

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

At October 31, 2021 and April 30, 2021, the aggregate intrinsic value of options outstanding and exercisable were de minimis for each period.

Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $0 and $137,650 for the three months ended October 31, 2021 and 2020, respectively. Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $0 and $188,912 for the six months ended October 31, 2021 and 2020, respectively. There were no unvested options remaining.

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of October 31, 2021 and changes during the period ended as presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2021	1,428,794	$12.00	4.08
Granted	—	—	—
Exercised	—	—	—
Forfeited	(170,235)	31.25	—
Canceled	—	—	—
Balance at October 31, 2021	1,258,559	9.40	4.17
Class A Warrants:
Balance at April 30, 2021	109,687	11.40	3.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2021	109,687	11.40	2.72
Total Warrants Outstanding at October 31, 2021	1,368,246	$9.56	4.05
Warrants exercisable at end of period	1,368,246	$9.56
Weighted average fair value of warrants granted during the period		$—

As of October 31, 2021, the aggregate intrinsic value of warrants outstanding and exercisable was $2,959,600.

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

	October 31, 2021	October 31, 2020
Common stock equivalents:
Preferred stock	—	1,990,606
Restricted stock units	354,757	32,500
Stock options	90,000	96,875
Stock warrants	1,368,246	1,658,419
Total	1,813,003	3,778,400

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

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

The future minimum lease payments at October 31, 2021 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2022	$2,240
Fiscal 2023	2,240
Fiscal 2024	960
$5,440

The Company may renew each lease for a third ten-year term, which will require one annual payment of $3.00 per acre for the first year and $4.00 per acre for each year thereafter.

Maggie Creek option:

The Maggie Creek option agreement grants the Company the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing the Initial Earn-in over a seven-year period for a total payment of $4,500,000. Exploration and development expenses incurred by the Company on the Maggie Creek property satisfy the annual required earn-in payments. To the extent exploration and development expenses do not satisfy the full annual amounts, a cash payment for the difference is required. Additionally, costs incurred over a year’s minimum, may be carried forward to satisfy future years obligations. The Company satisfied the minimum payment required for fiscal 2021 by incurring exploration expenses in excess of $300,000.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

The remaining required Initial Earn-in payments at October 31, 2021, as amended:

Fiscal 2022	$500,000
Fiscal 2023	700,000
Fiscal 2024	1,000,000
Fiscal 2025	1,000,000
Fiscal 2026	1,000,000
$4,200,000

Once the Initial Earn-in has been met, the Company is required to pay an additional $250,000 to the counterparty to vest the Company’s 50% interest in the Maggie Creek property.

NPRC option:

Pursuant to the Merger, the Company acquired from NPRC a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated in February 2020 which was later amended in June 2020.

The annual advance minimum royalty payments at October 31, 2021 under the option agreement are as follows, each payment to be made in the beginning on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

Fiscal 2022	$25,000
Fiscal 2023	25,000
Fiscal 2024	25,000
Fiscal 2025	25,000
Fiscal 2026	25,000
Fiscal 2027 and thereafter	125,000
$250,000

100% of the advance minimum royalty payments will be applied to the royalty credits.

Exploration Access and Option to Lease Agreement

On August 25, 2021 (“Effective Date”), the Company entered into an Exploration Access and Option to Lease Agreement (the “Agreement”) with a private-party landowner (the “Landowner”) whereby the Landowner granted the Company an option (the “Option”) to lease and right of way on a property located in Laramie County, Wyoming. The Company may exercise the Option for five years (“Option Term”) from the Effective Date. During the Option, the Landowner granted non-exclusive rights (the “Exploration Access Rights”) to the Company to use the surface of the property for an annual exploration and access right payment of $10,000, thirty days after the effective date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised or expires. The Company is also required to pay an annual Option payment of $35,780 for the lease and $6,560 for the right of way within thirty days after the Effective Date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercise by the Company or expires. The Company paid a total of $42,340 on September 1, 2021 pursuant to this Agreement.

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

In consideration for the option rights, lease rights and right of way rights under this Agreement, the Company agreed to grant the Landowner shares of the Company’s common stock worth $50,000, which shares will not vest, or be issued, until the Company executes the Lease.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of October 31, 2021, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three and six months ended October 31, 2021 and 2020, and our unaudited interim condensed consolidated cash flows for the six months ended October 31, 2021 and 2020. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Summary of Activities for the Six months ended October 31, 2021

During the three-months ended October 31, 2021, we focused primarily on moving our CK Gold Project in Wyoming towards a Pre-Feasibility study (PFS), executing the 2021 field season on our CK Gold Project and securing necessary land and access rights around our CK Gold Project.

An overview of certain significant events follows:

●

On September 14, 2021, we announced that we have entered into a land agreement with the surrounding land-owner that provides an option to lease additional land and grant access necessary to develop the CK Gold Project.

●	On September 21, 2021, we announced the re-election of our current five directors (George Bee, Ryan Zinke, Robert Schafer, Tara Gilfillan and Michael Waldkirch), to hold office until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.

●	On September 29, 2021, we announced that we anticipate the completion of our PFS by the end of 2021 and provided updates on a potential FS and mine permit application submittal for our CK Gold Project for 2022.

●	On December 1, 2021, we announced the completion of our prefeasibility study (“PFS”) on our CK Gold Project. We reported a pre-tax Net Present Value (NPV) of $323 million and a pre-tax Internal Rate of Return (IRR) of 39.4%. Additionally, the PFS reported a mineral resource of 1.58 million gold equivalent ounces (“AuEq”) and mineral reserves of 1.44 million AuEq ounces.

Recent Developments

Election of Directors

At the Annual Meeting, George Bee, Ryan Zinke, Robert Schafer, Tara Gilfillan and Michael Waldkirch were elected as directors of our board of directors to serve for a term expiring at the Company’s 2022 annual meeting of stockholders.

Prefeasibility Study

On December 1, 2021, we released the results of our PFS and published our Technical Summary Report in accordance with the guidance under Regulation S-Ksubpart1300 (S-K 1300) of the Securities and Exchange Commission. The PFS was prepared by Gustavson Associates, LLC with an effective date of November 15, 2021.

The following are highlights from the PFS:

●	Mineral Resources – 1.58 million gold equivalent (“AuEq”) ounces of Measured and Indicated (M+I) Resources
	○	An additional 0.357 million AuEq ounces of inferred resource
	○	M+I includes: Gold - 1.110 million ounces and Copper - 280 million lbs
●	Mineral Reserves – 1.44 million AuEq ounces of Proven and Probable (P1 and P2) Reserves
	○	P1 and P2 includes: Gold - 1.010 million ounces and Copper - 248 million lbs
●	10-year Mine Life at 20,000 short tons per day process rate
	○	Average AuEq production: 108,500 ounces per year
	○	First 3-years: 135,300 AuEq ounces per year
●	Initial Capital: $221 million
	○	Potential attractive financing terms from equipment suppliers and development capital sources
	○	2-year Payback
●	Robust Economics – 39.4% IRR before tax and 33.7% IRR after tax
	○	NPV (5%): $323 million and $266 million, before and after tax, respectively
	○	All in Sustaining Cost (“AISC”) at $800 per AuEq ounce
	○	Assumes $1,625/ounce gold price and $3.25/lb copper price
	○	Highly leveraged to increasing metals prices
●	Upside Potential
	○	Aggregate sales from mine waste rock, proven to be excellent quality
	○	FS level value engineering and plant optimization
	○	Ongoing metallurgical testing to enhance recovery of gold and copper
	○	Resource expansion potential at depth and to the south-east
●	Permitting and Development
	○	Project footprint under the jurisdiction of Wyoming agencies
●	Potential to submit mine permit in 2022 and receive approval in 2023

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

We do not yet know the full extent of potential delays or impact on our business, our relationship with our business partners, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on our other business operations. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Future effects on our business remain highly dependent on the duration and continuing impact of the COVID-19 pandemic, as evidenced by the recent resurgence of cases in parts of the world and the uncertainty surrounding the spread of the recent Omicron variant of COVID-19.

Results of Operations

Three and Six months ended October 31, 2021 compared to the three and six months ended October 31, 2020:

Net Revenues

We are an exploration stage company with no operations, and we generated no revenues for the three and six months ended October 31, 2021 and 2020.

Operating Expenses

Total operating expenses for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020, were approximately $4,293,000 and $4,845,000, respectively. The approximate $551,000 decrease in operating expenses for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020, is comprised of (i) a decrease in compensation of approximately $710,000 primarily due to decrease in compensation related to stock-based compensation to our two former officers who received total bonuses of $600,000 paid in common stock and cash, stock-based compensation from the accelerated vesting of certain stock options and restricted stock units during the prior period (ii) an increase of approximately $1,217,000 increase in exploration expenses on our mineral properties due to an increase in exploration activities in our CK Gold property and also at our Maggie Creek property, (iii) a decrease in professional and consulting fees of approximately $1,111,000 primarily due to decreases in stock-based consulting fees of approximately $825,000 and general strategic, investor relations and permitting consulting services of $101,000, decrease in legal fees of $148,000 and accounting fees of $39,000 offset by increase in director fees of $2,000 (iv) an increase in general and administrative expenses of approximately $53,000 due primarily to increases related to travel, lease expense, and office expenses.

Total operating expenses for the six months ended October 31, 2021 as compared to the six months ended October 31, 2020, were approximately $7,843,000 and $5,802,000, respectively. The approximate $2,041,000 increase in operating expenses for the six months ended October 31, 2021 as compared to the six months ended October 31, 2020, is comprised of (i) a decrease in compensation of approximately $514,000 primarily due to decrease in compensation related to stock-based compensation to our two former officers who received total bonuses of $600,000 paid in common stock and cash, stock-based compensation from the accelerated vesting of certain stock options and restricted stock units during the prior period offset by the hiring of additional executive management in August and September 2020 (ii) an increase of approximately $2,974,000 increase in exploration expenses on our mineral properties due to an increase in exploration activities in our CK Gold property and also at our Maggie Creek property, (iii) a decrease in professional and consulting fees of approximately $585,000 primarily due to decreases in stock-based consulting fees of approximately $707,000, decrease in legal fees of $234,000 and accounting fees of $37,000 offset by increase in general strategic, investor relations and permitting consulting services of $388,000 and increase in director fees of $5,000 (iv) an increase in general and administrative expenses of approximately $166,000 due primarily to increases related to insurance, travel, lease expense, advertising expenses and office expenses.

Loss from Operations

We reported loss from operations of approximately $4,293,000 and $4,845,000 for the three months ended October 31, 2021 and 2020, respectively. We reported loss from operations of approximately $7,843,000 and $5,802,000 for the six months ended October 31, 2021 and 2020, respectively.

Net Loss

We reported a net loss of approximately $4,293,000 and $4,845,000 for the three months ended October 31, 2021 and 2020, respectively. We reported a net loss of approximately $7,843,000 and $5,802,000 for the six months ended October 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2021 compared to April 30, 2021, and the increase between those periods:

	October 31,2021	April 30, 2021	Increase (decrease)
Current Assets	$7,881,619	$14,075,765	$(6,194,146)
Current Liabilities	$1,683,283	$619,038	$1,064,245
Working Capital	$6,198,336	$13,456,727	$(7,258,391)

As of October 31, 2021, we had working capital of $6,198,336, as compared to working capital of $13,456,727 as of April 30, 2021, a decrease of $7,258,391.

We are obligated to file annual, quarterly and current reports with the Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the Commission and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costlier. We expect to spend between $175,000 and $250,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the six months ended October 31, 2021 and 2020, we incurred losses in the amounts of approximately $7.8 million and $5.8 million, respectively. As of October 31, 2021, we had cash of approximately $7.1 million, working capital of approximately $6.2 million, and an accumulated deficit of approximately $51.8 million. As a result of the utilization of cash in its operating activities, and the development of its assets, we have incurred losses since we commenced operations. Our primary source of operating funds since inception has been equity financings. As of October 31, 2021, we had sufficient cash to fund its operations for approximately 6 to 8 months and expected that we will be required to raise additional funds to fund our operations thereafter. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Cash Used in Operating Activities

Net cash used in operating activities totaled $6.5 million and $3.5 million for the six months ended October 31, 2021 and 2020, respectively. Net cash used in operating activities during the six months ended October 31, 2021 primarily increase due to increase in net loss and increase in net changes in accounts payable and accrued liabilities as compared to the six months ended October 31, 2020. Additionally, we expensed approximately $647,000 in stock-based compensation for shares and restricted common stock units issued to employees and consultants during the six months ended October 31, 2021. Net changes of approximately $652,000 in operating assets and liabilities are primarily due to net increases in prepaid expenses and other assets of approximately $237,000, reclamation of bond deposits of approximately $114,000, and increase of approximately $1,017,000 in accounts payable to trade vendors.

Cash Provided by Investing Activities

Net cash used in investing activities totaled approximately $3,800 for the six months ended October 31, 2021 primarily due to purchase of property and equipment as compared to $2,461,000 primarily consisted of proceeds received in connection with share exchange agreement of $2,500,000 offset by approximately $39,000 from purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities the six months ended October 31, 2020 of approximately $5.6 million primarily due to the issuance of Series I Preferred Stock and warrants in August 2020 as compared to $0 during the six months ended October 31, 2021.

Off-Balance Sheet Arrangements

As of October 31, 2021, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended October 31, 2021. Critical accounting policies and the significant accounting estimates made in according with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K, filed with the Commission on July 29, 2021.

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

Changes in Internal Control Over Financial Reporting

During the six months ended October 31, 2021, management determined that the delay of its program for compliance with the Sarbanes-Oxley Act of 2002 and the 2013 COSO Framework continued to be necessary to conserve cash in the Company’s current financial condition. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting; however, management has determined that for the sake of transparency and conservancy, it cannot state that internal controls over financial reporting are effective at this time.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than set forth below, there were no sales of unregistered securities during the quarter ended October 31, 2021 that were not previously reported on a Current Report on Form 8-K.

On October 20, 2021, the Company issued 1,116 shares of common stock to a former employee in connection with vested RSU’s on the date of termination of service.

On October 22, 2021, the Company issued an aggregate of 2,162 shares of common stock to a consultant in connection with a consulting agreement for services rendered from May 2021 to October 2021. The 2,162 shares of common stock had a fair value of $22,500, or $10.41 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

On October 22, 2021, the Company issued an aggregate of 2,824 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from April 2021 to September 2021. The 2,824 shares of common stock had a fair value of $30,000, or $10.62 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

The issuance of these shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six months ended October 31, 2021, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of George Bee

31.2	Rule 13a-14(a) Certification of Eric Alexander

32.1*	Section 1350 Certification of George Bee (Furnished not Filed)

32.2*	Section 1350 Certification of Eric Alexander (Furnished not Filed)

96.1	Technical Report Summary. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 3, 2021.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: December 14, 2021	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2021	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

