Form 10-Q
period 2022-01-31
U.S. GOLD CORP.
filed 2022-03-17
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of March 17, 2022, there were 7,481,464 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to (i) the preliminary feasibility study for the CK Gold Project, including mineral resources, mineral reserves, mine life, anticipated capital requirements, projected internal rates of return and potential upside considerations, (ii) timing for submission of permits and regulatory approval for the CK Gold Project; (iii) the ability of available cash reserves at January 31, 2022 to be sufficient for a period of approximately 7 to 8 months; and (iv) other statements regarding our financial condition and budgeted spending for 2022.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth in, or incorporate by reference in this report, including:

●	the timing, duration and overall impact of the COVID-19 pandemic on our business and exploration activities;
●	deviations from the projections set forth in the PFS for the CK Gold Project due to unanticipated variations in grade, unexpected challenges with potential mining of the deposit, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs, or delays in our permitting plans;
●	the strength of the world economies;
●	fluctuations in interest rates;
●	changes in governmental rules and regulations or actions taken by regulatory authorities;
●	the impact of geopolitical events and other uncertainties, such as the conflict in Ukraine;
●	our ability to maintain compliance with the NASDAQ Capital Market’s (the “NASDAQ”) listing standards;
●	volatility in the market price of our common stock;
●	our ability to fund our business with our current cash reserves based on our currently planned activities;
●	our ability to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	our expected cash needs and the availability and plans with respect to future financing;
●	our ability to retain key management and mining personnel necessary to successfully operate and grow our business; and
●	the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2021.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2022	April 30, 2021

ASSETS
CURRENT ASSETS:
Cash	$3,677,593	$13,645,405
Prepaid expenses and other current assets	400,916	430,360

Total current assets	4,078,509	14,075,765

NON - CURRENT ASSETS:
Property, net	359,146	172,222
Reclamation bond deposit	832,509	718,509
Operating lease right-of-use asset, net	79,205	-
Mineral rights	16,356,862	16,356,862

Total non - current assets	17,627,722	17,247,593

Total assets	$21,706,231	$31,323,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,362,021	$619,038
Operating lease liabilities, current portion	52,016	-

Total current liabilities	1,414,037	619,038

LONG- TERM LIABILITIES
Asset retirement obligation	254,306	204,615
Operating lease liabilities, less current portion	27,414	-
Total long-term liabilities:	281,720	204,615

Total liabilities	1,695,757	823,653

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; none issued and outstanding as of January 31, 2022 and April 30, 2021)	-	-
Convertible Series G Preferred stock ($0.001 Par Value; 127 Shares Authorized; none issued and outstanding as of January 31, 2022 and April 30, 2021)	-	-
Convertible Series H Preferred stock ($0.001 Par Value; 106,894 Shares Authorized; none issued and outstanding as of January 31, 2022 and April 30, 2021)	-	-
Convertible Series I Preferred stock ($0.001 Par Value; 921,666 Shares Authorized; none issued and outstanding as of January 31, 2022 and April 30, 2021)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 7,096,723 and 7,065,621 shares issued and outstanding as of January 31, 2022 and April 30, 2021)	7,097	7,065
Additional paid-in capital	76,156,708	74,467,686
Accumulated deficit	(56,153,331)	(43,975,046)

Total stockholders’ equity	20,010,474	30,499,705

Total liabilities and stockholders’ equity	$21,706,231	$31,323,358

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	1,108,487	1,241,185	1,876,969	2,523,210
Exploration costs	1,625,724	1,307,506	6,398,155	3,106,065
Professional and consulting fees	1,262,868	895,741	2,982,354	3,200,741
General and administrative expenses	338,181	256,148	920,807	672,350

Total operating expenses	4,335,260	3,700,580	12,178,285	9,502,366

Loss from operations	(4,335,260)	(3,700,580)	(12,178,285)	(9,502,366)

Loss before provision for income taxes	(4,335,260)	(3,700,580)	(12,178,285)	(9,502,366)

Provision for income taxes	-	-	-	-

Net loss	$(4,335,260)	$(3,700,580)	$(12,178,285)	$(9,502,366)

Deemed dividend related to beneficial conversion feature of preferred stock	-	-	-	(5,530,004)

Net loss applicable to U.S. Gold Corp. common shareholders	$(4,335,260)	$(3,700,580)	$(12,178,285)	$(15,032,370)

Net loss per common share, basic and diluted	$(0.61)	$(0.67)	$(1.72)	$(3.78)

Weighted average common shares outstanding - basic and diluted	7,096,723	5,493,764	7,089,325	3,974,487

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Common Stock to be issued
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2021	-	$-	-	$-	-	$-	-	$-	7,065,621	$7,065	-	$-	$74,467,686	$(43,975,046)	$30,499,705

Issuance of common stock for prepaid services	-	-	-	-	-	-	-	-	25,000	25	-	-	258,475	-	258,500

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	232,443	-	232,443

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,549,715)	(3,549,715)

Balance, July 31, 2021	-	-	-	-	-	-	-	-	7,090,621	7,090	-	-	74,958,604	(47,524,761)	27,440,933

Issuance of common stock for services	-	-	-	-	-	-	-	-	5,647	6	-	-	47,494	-	47,500

Issuance of common stock for accrued services	-	-	-	-	-	-	-	-	455	1	-	-	4,999	-	5,000

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	184,531	-	184,531

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,293,310)	(4,293,310)

Balance, October 31, 2021	-	-	-	-	-	-	-	-	7,096,723	7,097	-	-	75,195,628	(51,818,071)	23,384,654

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	176,073	-	176,073

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	785,007	-	785,007

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,335,260)	(4,335,260)

Balance, January 31, 2022	-	$-	-	$-	-	$-	-	$-	7,096,723	$7,097	-	$-	$76,156,708	$(56,153,331)	$20,010,474

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Common Stock to be issued
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2020	-	$-	57	$-	-	$-	-	$-	2,903,393	$2,903	-	$-	$41,093,050	$(31,587,952)	$9,508,001

Conversion of preferred stock into common stock	-	-	(57)	-	-	-	-	-	20,357	21	-	-	(21)	-	-

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	51,262	-	51,262

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	1,875	2	-	-	20,216	-	20,218

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(957,120)	(957,120)

Balance, July 31, 2020	-	-	-	-	-	-	-	-	2,925,625	2,926	-	-	41,164,507	(32,545,072)	8,622,361

Issuance of preferred stock for cash	-	-	-	-	-	-	921,666	922	-	-	-	-	5,529,082	-	5,530,004

Issuance of common stock for services	-	-	-	-	-	-	-	-	147,341	147	-	-	1,442,055	-	1,442,202

Issuance of preferred stock and common stock in connection with the Share Exchange Agreement	-	-	-	-	106,894	107	-	-	581,053	581	-	-	12,640,292	-	12,640,980

Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	10,000	10	-	-	69,990	-	70,000

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	137,650	-	137,650

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	77,250	-	77,250

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,844,666)	(4,844,666)

Balance, October 31, 2020	-	-	-	-	106,894	107	921,666	922	3,664,019	3,664	-	-	61,060,826	(37,389,738)	23,675,781

Conversion of preferred stock into common stock	-	-	-	-	(106,894)	(107)	(921,666)	(922)	1,990,606	1,991	-	-	(962)	-	-

Common stock to be issued for cash	-	-	-	-	-	-	-	-	-	-	794,136	794	8,370,373	-	8,371,167

Issuance of common stock for services	-	-	-	-	-	-	-	-	7,688	8	-	-	1,590	-	1,598

Issuance of common stock for prepaid services	-	-	-	-	-	-	-	-	5,009	5	-	-	56,245	-	56,250

Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	202,429	202	-	-	1,179,794	-	1,179,996

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	-	-	2,925	-	2,925

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	-	-	1,145,595	-	1,145,595

Net loss	-	-	-	-	-	-	-	-	-	-			-	(3,700,580)	(3,700,580)

Balance, January 31, 2021	-	$-	-	$-	-	$-	-	$-	5,869,751	$5,870	794,136	$794	$71,816,386	$(41,090,318)	$30,732,732

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	January 31, 2022	January 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,178,285)	$(9,502,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,565	16,456
Accretion	16,174	12,973
Amortization of right-of-use asset	27,426	-
Stock based compensation	1,425,554	2,878,700
Abandonment of mineral properties	-	56,329
Amortization of prepaid stock based expenses	260,022	9,375
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	27,922	(108,526)
Reclamation bond deposit	(114,000)	(34,000)
Accounts payable and accrued liabilities	747,983	309,156
Accounts payable - related parties	-	(3,459)
Operating lease liability	(27,201)	-

NET CASH USED IN OPERATING ACTIVITIES	(9,788,840)	(6,365,362)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(178,972)	(42,991)
Proceeds received in connection with the share exchange agreement	-	2,500,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(178,972)	2,457,009

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock, net of issuance cost	-	5,530,004
Issuance of common stock, net of offering costs	-	8,371,167
Issuance of common stock for exercise of warrants	-	1,249,997

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	15,151,168

NET (DECREASE) INCREASE IN CASH	(9,967,812)	11,242,815

CASH - beginning of period	13,645,405	2,749,957

CASH - end of period	$3,677,593	$13,992,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$5,000	$-
Issuance of common stock for prepaid services	$258,500	$56,250
Deemed dividends - Series I preferred stock	$-	$5,530,004
Issuance of common stock in connection with conversion of preferred stock	$-	$21
Operating lease right-of-use asset and operating lease liability recorded upon adoption of ASC 842	106,631	-
Assumption of liabilities in connection with the share exchange agreement	$-	$108,652
Increase in acquisition of mineral properties in connection with the share exchange agreement	$-	$10,249,632
Increase in asset retirement cost and obligation	$33,517	$13,352

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

The Company’s CK Gold property contains proven and probable mineral reserves and accordingly is classified as a development stage property, as defined in subpart 1300 of Regulation S-K promulgated by the Securities and Exchange Commission (“S-K 1300”). None of the Company’s other properties contain proven and probable mineral reserves and all activities are exploratory in nature.

Unless the context otherwise requires, all references herein to the “Company” refer to U.S. Gold Corp. and its consolidated subsidiaries.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of January 31, 2022. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2021, which are contained in the Form 10-K filed on July 29, 2021. The unaudited condensed consolidated balance sheet as of January 31, 2022 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the nine months ended January 31, 2022 are not necessarily indicative of the results to be expected for the year ending April 30, 2022.

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

At January 31, 2022 and April 30, 2021, the Company had no financial instruments or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $400,916 and $430,360 at January 31, 2022 and April 30, 2021, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, drilling fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the period ended January 31, 2022 and April 30, 2021.

Mineral Rights

Costs of leasing, exploring, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred. Where the Company has identified proven and probable mineral reserves on any of its properties, development costs will be capitalized when all the following criteria have been met, a) the Company receives the requisite operating permits, b) completion of a favorable Feasibility Study and c) approval from the Company’s board of director’s authorizing the development of the ore body. Until such time all these criteria have been met the Company records pre-development costs to expense as incurred.

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

To date, the Company expenses all exploration and pre-development costs as none of its properties have satisfied the criteria above for capitalization.

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

JANUARY 31, 2022

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

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. During the quarter ended January 31, 2022 and the year ended April 30, 2021, the Company’s convertible preferred shares were accounted for as equity, with no liability recorded. There was no outstanding preferred stock as of January 31, 2022.

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

JANUARY 31, 2022

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

JANUARY 31, 2022

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

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of January 31, 2022, the Company had cash of approximately $3.7 million, working capital of approximately $2.7 million and an accumulated deficit of approximately $56.2 million. The Company had a net loss and cash used in operating activities of approximately $12.2 million and $9.8 million, respectively, for the nine months ended January 31, 2022. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the date of filing the Form 10-Q for the period ended January 31, 2022, the Company does not have sufficient cash to fund its operations for greater than 12 months and expects that it would be required to raise additional funds to fund its operations thereafter. The ongoing COVID-19 pandemic has and may continue to adversely impact the Company’s business, as the Company’s operations are based in and rely on third parties located in areas affected by the pandemic. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. As noted in Note 12, in February 2022, the Company completed a registered offering which raised gross proceeds of $2.5 million and in March 2022, the Company announced it had reached a definitive agreement on another registered offering, that when closed on or about March 18, 2022, will result in gross proceeds of an additional $5.0 million before deducting fees and other estimated offering expenses.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	January 31, 2022	April 30, 2021
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Maggie Creek Project	1,986,607	1,986,607
Challis Gold Project	10,249,632	10,249,632
Total	$16,356,862	$16,356,862

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	January 31, 2022	April 30, 2021
Site costs	$203,320	$169,803
Land	175,205	-
Computer equipment	7,265	3,498
Vehicle	39,493	39,493
Total	425,283	212,794
Less: accumulated depreciation	(66,137)	(40,572)
Total	$359,146	$172,222

For the three months ended January 31, 2022 and 2021, depreciation expense amounted to $9,458 and $6,740, respectively. For the nine months ended January 31, 2022 and 2021, depreciation expense amounted to $25,565 and $16,456, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold, Keystone and Maggie Creek projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	January 31, 2022	April 30, 2021

Balance, beginning of period	$204,615	$168,392
Addition and changes in estimates	33,517	18,746
Accretion expense	16,174	17,477
Balance, end of period	$254,306	$204,615

For the three months ended January 31, 2022 and 2021, accretion expense amounted to $5,988 and $4,585, respectively. For the nine months ended January 31, 2022 and 2021, accretion expense amounted to $16,174 and $12,973, respectively.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

During the three and nine months ended January 31, 2022, lease expenses of $14,375 and $30,725 was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

Right-of- use assets are summarized below:

	January 31, 2022	April 30, 2021
Operating leases	$79,205	$-

Operating Lease liabilities are summarized below:

	January 31, 2022	April 30, 2021
Operating lease, current portion	$52,016	$-
Operating lease, long term portion	27,414	-
Total lease liability	$79,430	$-

The weighted average remaining lease term for the operating leases is 1.41 years and the weighted average incremental borrowing rate is 8.0% at January 31, 2022.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Nine months ended January 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$30,500	$-

Lease assets obtained in exchange for new operating lease liabilities	$106,631	$-

Minimum lease payments under non-cancelable operating leases at January 31, 2022 are as follows:

Remainder of fiscal year ended April 30, 2022	14,300
Year ended April 30, 2023	57,800
Year ended April 30, 2024	12,400
Total	$84,500
Less: imputed interest	(5,070)
Total present value of lease liability	$79,430

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

NOTE 8 — RELATED PARTY TRANSACTIONS

On April 16, 2019, the Company entered into a one-year consulting agreement with a director of the Company for providing services related to investor and strategic introduction to potential industry partners. In consideration for these services, the consultant was paid $3,750 per month in cash, and total shares of the Company’s common stock with a value of $45,000. In April 2019, the Company issued 4,592 shares of the Company’s common stock, valued at $45,000 at the market price on the dates of grant, in connection with this consulting agreement. On January 7, 2021, the Company entered into another one-year agreement (“January 2021 Agreement”) with the director providing for an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000, which is paid $3,000 per month. In January 2021, the Company issued 3,222 shares of common stock pursuant to the January 2021 Agreement. The Company and the consultant mutually agree to extend the term of the agreement from January 2022 to January 2023. The Company paid consulting fees to such director of $9,000 and $3,000 in cash during the three months ended January 31, 2022 and 2021, respectively. The Company paid consulting fees to such director of $27,000 and $6,750 in cash during the nine months ended January 31, 2022 and 2021, respectively. Additionally, the Company recorded accrued expenses of $4,167 in connection with the January 2022 extended consulting agreement and reflected in accounts payable and accrued liabilities in the accompanying unaudited consolidated balance sheets.

On March 19, 2021, the Company and Edward Karr, the Company’s former Executive Chairman, agreed by mutual understanding, that Mr. Karr’s employment as an officer and employee, and his service as a member of the board of directors, of the Company was terminated, effective March 19, 2021. In connection with Mr. Karr’s departure, the Company entered into a General Release and Severance Agreement with Mr. Karr, as amended, pursuant to which Mr. Karr provided certain transition services to the Company through the Separation Date. Pursuant to the Separation Agreement, Mr. Karr is entitled to receive any equity awards granted to Mr. Karr by the Company. Additionally, on March 19, 2021, the Company entered into a one-year agreement (“March 2021 Agreement”) for general corporate advisory services to be provided by Mr. Karr for an annual fee of $180,000 consisting of shares of the Company’s common stock with a value of $60,000 and cash payments of $120,000, which is paid $10,000 per month. The Company paid consulting fees to Mr. Karr of $30,000 and $90,000 in cash during the three and nine months ended January 31, 2022. The Company recorded accrued expenses of $52,500 in connection with the March 2021 consulting agreement and reflected in accounts payable and accrued liabilities in the accompanying unaudited consolidated balance sheets. In January 2022, the Company’s board of directors approved the renewal of Mr. Karr’s March 2021 Agreement for an additional year under the same terms as the initial period.

NOTE 9 — STOCKHOLDERS’ EQUITY

As of January 31, 2022, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

Common Stock Issued, Restricted Stock Awards, and RSU’s Granted for Services

On June 1, 2021, the Company granted 2,097 Restricted Stock Units (“RSU’s”) to a consultant for consulting services rendered. The 2,097 RSU’s had a fair value of $25,000 or $11.92 per share of common stock based on the quoted trading price on the date of grant. The RSU’s fully vested and expensed immediately.

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

JANUARY 31, 2022

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

On October 22, 2021, the Company issued an aggregate of 2,824 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from April 2021 to September 2021. The 2,824 shares of common stock had a fair value of $30,000, or $10.62 per share, based on the quoted trading price on the date of grants, which was fully vested. In connection with this issuance, the Company reduced accrued liabilities by $5,000 and recognized stock-based consulting of $25,000 during the nine months ended January 31, 2022.

On January 24, 2022, the Company issued an aggregate of 47,108 RSU’s to certain employees of the Company for services rendered. The 47,108 RSU’s had a fair value of $326,475, or $6.93 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

On January 24, 2022, the Company issued an aggregate of 13,852 RSU’s to the directors of the Company for services rendered. The 13,852 RSU’s had a fair value of $96,000, or $6.93 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

On January 24, 2022, the Company issued an aggregate of 25,685 RSU’s to certain consultants of the Company for services rendered. The 25,685 RSU’s had a fair value of $178,000, or $6.93 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

Total stock compensation expense for awards issued for services of $785,007 and $1,145,595 was expensed for the three months ended January 31, 2022 and 2021, respectively. Total stock compensation expense for awards issued for services of $1,201,981 and $1,243,061 was expensed for the nine months ended January 31, 2022 and 2021, respectively. A balance of $1,584,229 remains to be expensed over future vesting periods related to unvested restricted stock units issued for services to be expensed over a weighted average period of 1.91 years.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

Stock options

The following is a summary of the Company’s stock option activity during the nine months ended January 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2021	95,000	$14.63	1.57
Granted	58,060	6.93	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(5,000)	13.40	—
Balance at January 31, 2022	148,060	11.65	2.46

Options exercisable at end of period	128,410	$13.44
Options expected to vest	19,650	$6.93
Weighted average fair value of options granted during the period		$4.52

At January 31, 2022 and April 30, 2021, the aggregate intrinsic value of options outstanding and exercisable were de minimis for each period.

On January 24, 2022, the Company granted an aggregate of 26,200 options to purchase the Company’s common stock to certain employees of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $6.93. The options vest 25% on the date of grant and 25% each next three years from the date of grant.

On January 24, 2022, the Company granted an aggregate of 21,240 options to purchase the Company’s common stock to the directors of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $6.93. The options fully vested and was expensed immediately.

On January 24, 2022, the Company granted an aggregate of 10,620 options to purchase the Company’s common stock to certain consultants of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $6.93. The options fully vested and was expensed immediately.

The Company used the Black-Scholes model to determine the fair value of stock options granted during the nine months ended January 31, 2022. In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

For the Nine Months Ended January 31, 2022
Risk free interest rate	1.53%
Dividend yield	0.00%
Expected volatility	82%
Contractual term (in years)	5.0
Forfeiture rate	0.00%

Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $176,073 and $2,925 for the three months ended January 31, 2022 and 2021, respectively. Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $176,073 and $191,837 for the nine months ended January 31, 2022 and 2021, respectively. A balance of $86,350 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 2.98 years.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of January 31, 2022 and changes during the period ended as presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2021	1,428,794	$12.00	4.08
Granted	—	—	—
Exercised	—	—	—
Forfeited	(170,235)	31.25	—
Canceled	—	—	—
Balance at January 31, 2022	1,258,559	9.40	3.92
Class A Warrants:
Balance at April 30, 2021	109,687	11.40	3.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at January 31, 2022	109,687	11.40	2.47
Total Warrants Outstanding at January 31, 2022	1,368,246	$9.56	3.80
Warrants exercisable at end of period	1,368,246	$9.56
Weighted average fair value of warrants granted during the period		$—

As of January 31, 2022, the aggregate intrinsic value of warrants outstanding and exercisable was $475,650.

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

	January 31, 2022	January 31, 2021
Common stock equivalents:
Restricted stock units	441,402	342,856
Stock options	148,060	95,000
Stock warrants	1,368,246	1,380,160
Total	1,957,708	1,818,016

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

The future minimum lease payments at January 31, 2022 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

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

The remaining required Initial Earn-in payments at January 31, 2022, as amended:

Fiscal 2022	$500,000
Fiscal 2023	700,000
Fiscal 2024	1,000,000
Fiscal 2025	1,000,000
Fiscal 2026	1,000,000
$4,200,000

Once the Initial Earn-in has been met, the Company is required to pay an additional $250,000 to the counterparty to vest the Company’s 50% interest in the Maggie Creek property.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

NPRC option:

Pursuant to the Merger, the Company acquired from NPRC a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated in February 2020 which was later amended in June 2020.

The annual advance minimum royalty payments at January 31, 2022 under the option agreement are as follows, each payment to be made in the beginning on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

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

At any time during the Option Term, the Company may terminate this Agreement by providing a written notice to the Landowner. Upon termination, the Landowner is entitled to retain any payments already made and the Company shall have no further obligation after the date of termination. The Agreement, including the Option and the Exploration Access Rights, may be extended for a period of five years upon written notice from the Company. In the absence of such notice, the Agreement shall automatically terminate at the end of the Option Term. Currently, the Company has not exercised the Option.

Legal Matters

From time to time the Company may be involved in claims and legal actions that arise in the ordinary course of business. To the Company’s knowledge, there are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

NOTE 12 — SUBSEQUENT EVENTS

On February 14, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct offering of 384,741 shares of the Company’s common stock at a price of $6.50 per share and warrants to purchase 192,370 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Registered Offering”). The warrants are exercisable immediately following issuance and will expire five years from the issuance date. The aggregate gross proceeds of the Registered Offering was approximately $2.5 million. The closing of the Registered Offering occurred on February 16, 2022.

On March 16, 2022, the Company entered into a definitive agreement (the “Definitive Agreement”) with a single institutional investor in connection with a registered direct offering of 625,000 shares of the Company’s common stock at a price of $8.00 per share and warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $8.60 per share (the “Securities”), resulting in total gross proceeds of approximately $5 million before deducting fees and other estimated offering expenses. The warrants will become exercisable six months following the date of issuance and will expire 5 years following the initial exercise date. The closing of the sale of the Securities is expected to take place on or about March 18, 2022, subject to the satisfaction of customary closing conditions.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of January 31, 2022, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the Three and Nine months ended January 31, 2022 and 2021, and our unaudited interim condensed consolidated cash flows for the nine months ended January 31, 2022 and 2021. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. We are a gold and precious metals exploration company pursuing exploration and development properties. We own certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming, the Keystone and Maggie Creek Projects in Nevada and the Challis Gold project in Idaho. Our CK Gold Project contains proven and probable mineral reserves under S-K 1300 where we are conducting exploration and pre-development costs, and all of our activities on our other properties are exploratory in nature.

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

Summary of Activities for the nine months ended January 31, 2022

During the three-months ended January 31, 2022, we focused primarily on advancing our CK Gold Project in Wyoming with the completion of an S-K 1300-compliant Pre-Feasibility Study (“PFS”), continued progress towards our mine to permit application submittal, and financing.

An overview of certain significant events follows:

●	On December 1, 2021, we announced the completion of our PFS on our CK Gold Project. The PFS estimates a pre-tax Net Present Value (NPV) of $323 million and a pre-tax Internal Rate of Return (IRR) of 39.4%. Additionally, the PFS reported measured and indicated mineral resource of 1.58 million gold equivalent ounces (“AuEq”) (inclusive of mineral reserves) and proven and probable mineral reserves of 1.44 million AuEq ounces.

●	On February 14, 2022, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct offering of 384,741 shares of our common stock at a price of $6.50 per share and warrants to purchase 192,370 shares of our common stock at an exercise price of $8.00 per share (the “Registered Offering”).

●	On March 16, 2022, we entered into a definitive agreement (the “Definitive Agreement”) with a single institutional investor in connection with a registered direct offering of 625,000 shares of our common stock at a price of $8.00 per share and warrants to purchase 625,000 shares of our common stock at an exercise price of $8.60 per share. The closing of the Definitive Agreement is expected to take place on or about March 18, 2022, subject to the satisfaction of customary closing conditions.

Recent Developments

Prefeasibility Study

On December 1, 2021, we released the results of our PFS and published our Technical Summary Report in accordance with S-K 1300. The PFS was prepared by Gustavson Associates, LLC with an effective date of November 15, 2021.

The following are highlights from the PFS:

●	Mineral Resources – 1.58 million gold equivalent (“AuEq”) ounces of Measured and Indicated (M+I) Resources

○	An additional 0.357 million AuEq ounces of inferred resource
○	M+I includes: Gold - 1.110 million ounces and Copper - 280 million lbs (both inclusive of mineral reserve estimates shown below)

●	Mineral Reserves – 1.44 million AuEq ounces of Proven and Probable (P1 and P2) Reserves

○	P1 and P2 includes: Gold - 1.010 million ounces and Copper - 248 million lbs

●	10-year Mine Life at 20,000 short tons per day process rate

○	Average AuEq production: 108,500 ounces per year
○	First 3-years: 135,300 AuEq ounces per year

●	Initial Capital: $221 million

○	Potential attractive financing terms from equipment suppliers and development capital sources
○	2-year Payback

●	Robust Economics – 39.4% IRR before tax and 33.7% IRR after tax

○	NPV (5%): $323 million and $266 million, before and after tax, respectively
○	All in Sustaining Cost (“AISC”) at $800 per AuEq ounce
○	Assumes $1,625/ounce gold price and $3.25/lb copper price
○	Highly leveraged to increasing metals prices

●	Upside Potential

○	Aggregate sales from mine waste rock, proven to be excellent quality
○	FS level value engineering and plant optimization
○	Ongoing metallurgical testing to enhance recovery of gold and copper
○	Resource expansion potential at depth and to the south-east

●	Permitting and Development

○	Project footprint under the jurisdiction of Wyoming agencies

●	Potential to submit mine permit in 2022 and receive approval in 2023

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

We, or our people, investors, contractors or stakeholders, have been prevented from free cross-border travel or normal attendance to activities in conducting our business at trade shows, presentations, meetings or other activities meant to promote or execute our business strategy and transactions. We have been prevented from receiving goods or services from contractors. Decisions beyond our control, such as canceled events, restricted travel, barriers to entry or other factors have affected or may affect our ability to accomplish drilling programs, technical analysis of completed exploration actions, equity raising activities, and other needs that would normally be accomplished without such limitations. Furthermore, our exploration activities rely heavily on outside contracts and importation of specialized equipment. The COVID-19 pandemic has caused disruptions in travel and accessing our exploration properties with contractors. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases or in response to the spread of a new strain of COVID-19. There can be no assurance that the Company and its personnel may travel and access property freely in the near future.

Moreover, the COVID-19 pandemic has made and continues to make indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms the global economy generally.

We do not yet know the full extent of potential delays or impact on our business, our relationship with our business partners, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on our other business operations. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. Future effects on our business remain highly dependent on the duration and continuing impact of the COVID-19 pandemic, the ability to effectively vaccinate a large percentage of the population and whether subsequent waves of the infection or variant strains appear, as evidenced by the recent resurgence of cases in parts of the world and the uncertainty surrounding the spread of the recent Omicron variant of COVID-19.

Securities Purchase Agreement

On February 14, 2022, the Company completed the Registered Offering of 384,741 shares of the Company’s common stock at a price of $6.50 per share and warrants to purchase 192,370 shares of the Company’s common stock at an exercise price of $8.00 per share. The warrants are exercisable immediately following issuance and will expire five years from the issuance date. The aggregate gross proceeds of the Registered Offering was approximately $2.5 million. The closing of the Registered Offering occurred on February 16, 2022.

Definitive Agreement

On March 16, 2022, the Company entered into the Definitive Agreement for the sale of 625,000 shares of the Company’s common stock at a price of $8.00 per share and warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $8.60 per share (the “Securities”), resulting in total gross proceeds of approximately $5 million before deducting fees and other estimated offering expenses. The warrants will become exercisable six months following the date of issuance and will expire 5 years following the initial exercise date. The closing of the sale of the Securities is expected to take place on or about March 18, 2022, subject to the satisfaction of customary closing conditions.

Results of Operations

Three and Nine months ended January 31, 2022 compared to the Three and Nine months ended January 31, 2021:

Net Revenues

We are a development stage company with no operations, and we generated no revenues for the Three and Nine months ended January 31, 2022 and 2021.

Operating Expenses

Total operating expenses for the three months ended January 31, 2022 as compared to the three months ended January 31, 2021, were approximately $4,335,000 and $3,700,000, respectively. The approximate $635,000 increase in operating expenses for the three months ended January 31, 2022 as compared to the three months ended January 31, 2021, is comprised of (i) a decrease in compensation of approximately $133,000 primarily due to decrease in compensation related to stock-based compensation from RSU’s and stock option grants to our officers as compared to prior period of $455,000 offset by increase in cash compensation of $322,000 primarily from bonuses to our officers (ii) an increase of approximately $318,000 increase in exploration expenses on our mineral properties due to an increase in exploration activities in our CK Gold property and also at our Maggie Creek property, (iii) an increase in professional and consulting fees of approximately $367,000 primarily due to increases in stock-based consulting fees of approximately $266,000 and general strategic, investor relations and permitting consulting services of $60,000, increase in legal fees of $53,000 offset by decrease in director fees of $5,000 and accounting fees of $7,000 and (iv) an increase in general and administrative expenses of approximately $82,000 due primarily to increases related to insurance, travel, lease expense, advertising expenses and office expenses.

Total operating expenses for the nine months ended January 31, 2022 as compared to the nine months ended January 31, 2021, were approximately $12,178,000 and $9,502,000, respectively. The approximate $2,676,000 increase in operating expenses for the nine months ended January 31, 2022 as compared to the nine months ended January 31, 2021, is comprised of (i) a decrease in compensation of approximately $646,000 primarily due to decrease in compensation related to stock-based compensation from RSU’s and stock option grants to our officers and stock-based compensation to two former officers from the accelerated vesting of certain stock options and restricted stock units during the prior period for a total of $812,000 offset by increase in cash compensation of $166,000 primarily from bonuses to our officers (ii) an increase of approximately $3,292,000 in exploration expenses on our mineral properties due to an increase in exploration activities in our CK Gold property and also at our Maggie Creek property, (iii) a decrease in professional and consulting fees of approximately $218,000 primarily due to decreases in stock-based consulting fees of approximately $446,000, decrease in legal fees of $179,000 and accounting fees of $44,000 offset by increase in general strategic, and investor relations and permitting consulting services of $451,000 (iv) an increase in general and administrative expenses of approximately $248,000 due primarily to increases related to insurance, travel, lease expense, advertising expenses and office expenses.

Loss from Operations

We reported loss from operations of approximately $4,335,000 and $3,701,000 for the three months ended January 31, 2022 and 2021, respectively. We reported loss from operations of approximately $12,178,000 and $9,502,000 for the nine months ended January 31, 2022 and 2021, respectively.

Net Loss

We reported a net loss of approximately $4,335,000 and $3,701,000 for the three months ended January 31, 2022 and 2021, respectively. We reported a net loss of approximately $12,178,000 and $9,502,000 for the nine months ended January 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2022 compared to April 30, 2021, and the increase between those periods:

	January 31, 2022	April 30, 2021	Increase (decrease)
Current Assets	$4,078,509	$14,075,765	$(9,997,256)
Current Liabilities	$1,414,037	$619,038	$794,999
Working Capital	$2,664,472	$13,456,727	$(10,792,255)

As of January 31, 2022, we had working capital of $2,664,472, as compared to working capital of $13,456,727 as of April 30, 2021, a decrease of $10,792,255.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the nine months ended January 31, 2022 and 2021, we incurred losses in the amounts of approximately $12.2 million and $9.5 million, respectively. As of January 31, 2022, we had cash of approximately $3.7 million, working capital of approximately $2.7 million, and an accumulated deficit of approximately $56.2 million. As a result of the utilization of cash in its operating activities, and the development of its assets, we have incurred losses since we commenced operations. Our primary source of operating funds since inception has been equity financings. As of January 31, 2022, we did not have sufficient cash to fund our operations for greater than 12 months and expected that we will be required to raise additional funds to fund our operations thereafter. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements. As noted above, in February 2022, we completed the Registered Offering which raised gross proceeds of $2.5 million and additionally in March 2022 we entered into a Definitive Agreement which when closed, expected to be on or about March 18, 2022 we will receive gross proceeds of $5 million before deducting fees and other estimated offering expenses.

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

Cash Used in Operating Activities

Net cash used in operating activities totaled $9.8 million and $6.4 million for the nine months ended January 31, 2022 and 2021, respectively. Net cash used in operating activities during the nine months ended January 31, 2022 primarily increase due to increase in net loss and increase in net changes in accounts payable and accrued liabilities as compared to the nine months ended January 31, 2021. Additionally, we expensed approximately $1,686,000 in stock-based compensation for shares, RSU’s, and stock options issued to officers, employee, and consultants during the nine months ended January 31, 2022. Net changes of approximately $635,000 in operating assets and liabilities are primarily due to net decreases in prepaid expenses and other assets of approximately $28,000, increase in reclamation of bond deposits of approximately $114,000, and increase of approximately $748,000 in accounts payable to trade vendors.

Cash Provided by Investing Activities

Net cash used in investing activities totaled approximately $179,000 for the nine months ended January 31, 2022 primarily due to purchase of property and equipment as compared to $2,457,000 primarily consisted of proceeds received in connection with share exchange agreement of $2,500,000 offset by approximately $43,000 from purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities the nine months ended January 31, 2021 of approximately $15.2 million primarily due to the issuances of Series I Preferred Stock, common stock, and warrants in August 2020 and January 2021 for cash as compared to $0 during the nine months ended January 31, 2022.

Off-Balance Sheet Arrangements

As of January 31, 2022, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the nine months ended January 31, 2022. Critical accounting policies and the significant accounting estimates made in according with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K, filed with the Commission on July 29, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Control Over Financial Reporting

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

While present in the Company’s design of internal controls, the Company’s internal controls over financial reporting and disclosure are not written; however, the operation of many controls are in place and are applied on a consistent basis. Company personnel perform controls standard to: 1) approve all Company expenditures, 2) approve and sign contractual obligations, 3) reconcile bank accounts and other general ledger accounts, and 4) many other similar rudimentary controls applied as best practice. Historically, management has concluded that due to the Company’s small size and limited personnel available to perform control functions, the Company is precluded from applying adequate segregation of duties in financial transactions. These are material weaknesses common to companies of similar size and staffing in the Company’s industry. The Company has engaged an independent firm to assist with the design, implementation, documentation and testing of internal controls. The Company expects these material weakness conditions to continue for the foreseeable future, or until significant Company growth results in additional personnel to perform financial functions.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended January 31, 2022 that were not previously reported on a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine months ended January 31, 2022, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

U.S. GOLD CORP.

Date: March 17, 2022	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2022	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

