Form 10-K
period 2022-04-30
U.S. GOLD CORP.
filed 2022-08-15
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022 OR

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of October 31, 2021, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $63,354,675. This figure is based on the closing sale price of $9.92 per share of the Registrant’s common stock on October 29, 2021.

Number of shares of Common Stock outstanding as of August 12, 2022: 8,349,843

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement for its 2022 annual meeting of stockholders which the registrant intends to file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

U.S. GOLD CORP

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

●	The timing of preparation and filing of our mine construction and operating permits for the CK Gold Project;
●	The assumptions and projections contained in the CK Gold PFS, including estimated mineral resources and mineral reserves, mine life, projected operating and capital costs, projected production, IRR and NPV calculations, and the possibility of upside potential at the project;
●	Our planned expenditures during our fiscal year ended April 30, 2023;
●	Future exploration plans and expectations related to our properties;
●	Our ability to fund our business over through April 30, 2023 with our current cash reserves based on our currently planned activities;
●	Our anticipation of future environmental and regulatory impacts; and
●	Our business and operating strategies.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this annual report on Form 10-K, including:

●	Timing, duration and overall impact of the COVID-19 pandemic, including potential future suspension of exploration activities at our properties;
●	Unfavorable results from our exploration activities;
●	Decreases in gold, copper or silver prices;
●	Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of volatility in metals prices or unfavorable exploration results;
●	Whether we will be able to begin to mine and sell minerals successfully or profitably at any of our current properties at current or future metals prices;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events affecting the market prices for gold, copper, silver, and other minerals that may be found on our exploration properties;
●	Volatility in the market price of our common stock; and
●	The factors set forth under “Risk Factors” in Item 1A of this annual report on Form 10-K.

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

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

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

We are an exploration and development company that owns certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming the Keystone and Maggie Creek Projects in Nevada and the Challis Gold Project in Idaho. The Company’s CK Gold property contains proven and probable mineral reserves and accordingly is classified as a development stage property, as defined in subpart 1300 of Regulation S-K promulgated by the Securities and Exchange Commission (“S-K 1300”). None of the Company’s other properties contain proven and probable mineral reserves and all activities are exploratory in nature. We do not currently have any revenue-producing activities.

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

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of July 29, 2022 for each of our subsidiaries is set out below.

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

Employees

As of April 30, 2022, we had 4 full-time employees and no part-time employees. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

OUR MINERAL PROPERTIES AND PROJECTS

Property Map

For a map showing the more precise location of each property, see the individual property descriptions set forth below.

Summary of Mineral Properties

Property	Stage of Property/Mine and mineralization types	Ownership, Mineral Rights, Leases or Options	Key permit conditions	Processing plants and other available facilities	Other

CK Gold Project - Wyoming	Development stage, proposed open-pit mine producing a copper concentrate containing gold, copper and silver from porphyry-style mineralization.	100% ownership - Two state of Wyoming Mineral Leases covering approximately 1,120 acres in Laramie County, Wyoming. State of Wyoming has certain royalty interests on mineral production.	Exploration permits received. Preparing to submit applications to the Wyoming Division of Enviromental Quality for the permit to mine, industrial siting, and air permits.	No significant facilities	Working on detailed engineering studies for feasibility study
Keystone -Nevada	Gold exploration	100% ownership - 650 unpatented lode mining claims comprising approximately 20 square miles in Eureka County, Nevada.	Exploration permits received. Reclamation bonding in place. Additional exploration permits may be necessary for additional exploration.	No significant facilities
Maggie Creek - Nevada	Gold exploration	Earn-in Agreement to acquire a 50% ownership interest with the ability to increase ownership to 70% of 103 unpatented mining claims in Eureka County, Nevada covering approximately 3 square miles. Certain royalty interests have been granted on the Maggie Creek property.	Exploration permits received and reclamation bond in place. Additional exploration permits may be necessary for additional exploration.	No significant facilities	Drilled two exploration holes in the year ended April 30, 2022
Challis - Idaho	Gold exploration	100% ownership - 87 unpatented lode mining claims in Lemhi County, Idaho covering approximately 1,710 acres. A royalty interest has been granted on the Challis property.	Preparing a revised plan of operations for further exploration.	No significant facilities

Quality Assurance/Quality Control (“QA/QC”) Procedure

We employ a rigorous QA/QC protocol on all aspects of sampling and analytical procedure. Drill core is checked, logged, marked for sampling and sawn in half. One-half of each drill core is maintained for future reference and the other half of each drill core is sent to ALS, an ISO 17025 accredited laboratory in Reno, Nevada to complete all sample preparation and assaying. Samples are analyzed by employing fire assaying with atomic absorption finish for gold, and four-acid ICP-MS analysis for silver and copper. For QA/QC purposes, certified standards, blank samples and sample duplicates are inserted into the sample stream. We also periodically submit sample pulps to another independent laboratory for check analysis.

CK Gold Project, Wyoming

The CK Gold Project (the “CK Gold”) consists of certain mining leases and other mineral rights comprising the CK Gold, gold and copper exploration project located in the Silver Crown Mining District of southeast Wyoming.

Location and Access

The CK Gold Project is located in southeastern Wyoming, approximately 20 miles west of the city of Cheyenne, on the southeastern margin of the Laramie Range (Figure 1). The property covers about two square miles that include the S½ Section 25, NE¼ Section 35, and all of Section 36, T.14N., R.70W., Sixth Principal Meridian. Access to within an approximate 0.9 miles of the property is provided by paved and maintained gravel roads. The surface of S½ Section 25, NE¼ Section 35 is privately owned. An easement agreement providing access for exploration and other minimal impact activities has been negotiated with an adjacent landowner. The fee for this easement is $10,000 per year, renewable each year prior to July 11. The surface of Section 36 is owned by the State of Wyoming and is currently leased to an adjacent landowner for grazing.

The project is entirely located on mineral rights owned and administered by the State of Wyoming. There are no federal lands within or adjoining the CK Gold land position. Curt Gowdy State Park lies northwest of the property, partially within Section 26. The state park’s southeastern boundary is approximately 1,000 feet northwest of the property and approximately 3,000 feet northwest of the mineralized area. The CK Gold property position consists of two State of Wyoming Metallic and Non- metallic Rocks and Minerals Mining Leases.

Figure 1 – CK Gold Project Location and Project Boundary

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

Lease 0-40828 is a ten-year lease that expires on February 1, 2023. Lease 0-40858 is a ten-year lease that expires on February 1, 2024. Each lease requires an annual payment of $2.00 per acre. Each lease is renewable for successive ten-year terms by submitting a renewal application fee and paying a nominal fee of $50. We are currently in discussion with the State of Wyoming concerning the lease renewals beyond the current expiration dates.

The following production royalties must be paid to the State of Wyoming, although once the project is in operation, the Board of Land Commissioners has the authority to reduce the royalty payable to the State:

FOB Mine Value per Ton	Percentage Royalty
$00.00 to $50.00	5%
$50.01 to $100.00	7%
$100.01 to $150.00	9%
$150.01 and up	10%

Infrastructure.

Given the project’s proximity to Cheyenne, the state capital of Wyoming and the Front Range metropolitan area, personnel needs, delivery of consumables, and infrastructure needs are available both locally and regionally. The area has access to a Union Pacific railroad line, intersection of 2 major interstate highways I-80 and I-25, and a regional airport.

High voltage powerlines are approximately 1.5 miles (2.4km) from the current project area. A connection to the local power provider and easement for transmission lines has been identified and scoped. While there is a nearby line serving the local population, we anticipate that a new line to the project site will be constructed. Water to meet project demand has been identified and potential well sites investigated. Minor water sources have been identified around the project site from monitoring well locations, and additional deeper well sites will be investigated in upcoming fields seasons with a view to securing an independent water supply. However, water is available to purchase from the City of Cheyenne from its infrastructure running along North Crow Creek less than a mile away from the project site. Additionally, a pipeline to access purchased water runs across the property and may provide an alternative source of water.

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

Since 1938, at least nine historic (pre-Strathmore Minerals Corp.) drilling campaigns by at least seven companies plus the U.S. Bureau of Mines have been conducted at CK Gold, previously referred to as Copper King. The current project database contains 91 drill holes totaling 37,500 feet that were drilled before Wyoming Gold acquired the property. All but six of the drill holes are within the current resource area. Other work conducted at CK Gold by previous companies has included ground and aeromagnetic surveys as well as induced polarization surveys along with geochemical sampling, geologic mapping, and a number of metallurgical studies.

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

Geology and Mineralization

The CK Gold Project is underlain by Proterozoic rocks that make up the southern end of the Precambrian core of the Laramie Range. Metavolcanic and metasedimentary rocks of amphibolite-grade metamorphism are intruded by the 1.4-billion-year-old Sherman Granite and related felsic rocks. Within the project area, foliated granodiorite is intruded by aplitic quartz monzonite dikes, thin mafic dikes and younger pegmatite dikes. Shear zones with cataclastic foliation striking N60°E to N60°W are found in the southern part of the Silver Crown district, including at CK Gold. The granodiorite typically shows potassium enrichment, particularly near contacts with quartz monzonite. Copper and gold mineralization occur primarily in unfoliated to mylonitic granodiorite. The mineralization is associated with a N60°W-trending shear zone and disseminated and stockwork gold-copper deposits in the intrusive rocks. The mineralization style is consistent with a porphyry gold-copper deposit of Paleoproterozoic age. Hydrothermal alteration is overprinted on retrograde greenschist alteration and includes a central zone of silicification, followed outward by a narrow potassic zone, surrounded by propylitic alteration. Higher-grade mineralization occurs within a central core of thin quartz veining and stockwork mineralization that is surrounded by a ring of lower-grade disseminated mineralization. Disseminated sulfides and native copper with stockwork malachite and chrysocolla are present at the surface, and chalcopyrite, pyrite, minor bornite, primary chalcocite, pyrrhotite, and native copper are present at depth. Gold occurs as free gold and within chalcopyrite crystals.

The CK Gold exploration property contains oxide, mixed oxide-sulfide, and sulfide rock types. At the stated cutoff grade of 0.015oz AuEq/ton, approximately 80% of the resource is sulfide material with the remaining 20% split evenly between the oxide and mixed rock types. There is consistent distribution of gold and copper, albeit generally low-grade, throughout this potential open-pit type deposit.

Mineral Reserves and Mineral Resources

Mineral reserve and mineral resource estimates were calculated by Gustavson Associates through the effective date of November 15, 2021 as shown in the Technical Report Summary attached to this annual report on Form 10-K. The mineral reserve and mineral resource tabulations shown below are based on assumed metals prices of $1,625/oz gold, $3.25/lb copper and $18.00/oz silver. These metals price assumptions are comprised of long-term metals forecasting (33%) and the two-year trailing average (67%). Based on the actual prices of these metals at the end of our fiscal year ($1,911/oz gold, $4.45/lb copper and $23.45/oz silver, based on the respective London Metal Exchange, we believe that the price assumptions used in preparing our mineral reserve and mineral resource estimates at November 15, 2021 remain reasonable and, therefore, we believe the estimates prepared by Gustavson Associates remain a reasonable estimate of our mineral resources and mineral reserves at April 30, 2022.

CK Gold Project – Summary of Gold, Copper and Silver Mineral Resources at April 30, 2022 based on $1,625/oz gold, $3.25/lb copper and $18.00/oz silver

	Mass	Gold (Au)		Copper (Cu)		Silver (Ag)		Au Equivalent (AuEq)
	Tons (000’s)	Oz (000’s)	oz/ st	lbs (millions)%		Oz (000’s)	oz/st	Oz (000’s)	oz/ st
Measured (M)	1,000	6	0.019	2	0.196	100	0.05	2	0.024
Indicated (I)	10,500	94	0.01	30	0.15	450	0.03	138	0.016
M + I	11,500	100	0.014	32	0.16	550	0.039	140	0.018

Inferred	22,500	235	0.01	68.3	0.152	323	0.014	357	0.016

(1) Resources tabulated at a cutoff grade of (0.0107 – 0.0088) AuEq oz/st, 0.009 AuEq oz/st average

(2) Note only 3 significant figures shown, may not sum due to rounding

(3) Estimates of mineral resources are exclusive of mineral reserves

CK Gold Project – Summary of Gold, Copper and Silver Mineral Reserves at April 30, 2022 based on $1,625/oz gold, $3.25/lb copper and $18.00/oz silver

	Mass	Gold (Au)		Copper (Cu)		Silver (Ag)		Au Equivalent (AuEq)
	Tons (000’s)	Oz (000’s)	oz/ st	lbs (millions)%		Oz (000’s)	oz/ st	Oz (000’s)	oz/ st
Proven (P1)	29,600	574	0.019	118	0.198	1,440	0.049	757	0.026
Probable (P2)	40,700	440	0.011	130	0.16	1,220	0.03	679	0.017
P1 + P2	70,400	1,010	0.014	248	0.176	2,660	0.038	1,440	0.02

(1) Reserves tabulated at a cutoff grade of (0.0107 – 0.0088) AuEq oz./st, 0.009 AuEq Oz/st average

(2) Note only 3 significant figures shown, may not sum due to rounding

Mineral resources are reported at a gold equivalent grade (AuEq) cutoff grade, which considers metal recovery and pricing Cutoff grade varies with expected recovery for delineated material types, but averages 0.009 short ton (oz/st) AuEq, equivalent to 0.31 grams per metric tonne (g/t) AuEq. Gold equivalent grade (Au/Eq) is used to simplify cutoff grade to a single equivalent metal (gold). The mineral resource is constrained inside an optimization shell which, combined with the cutoff grade, represents reasonable prospects for economic extraction. The mineral reserve estimate lies inside of a designed mine open pit. See Section 12.1 in the Technical Report Summary incorporated by reference in this Form 10-K for a discussion of pit optimization, cutoff grade and dilution.

Prefeasibility Study (“PFS”)

On December 1, 2021, we released the results of our PFS. The PFS was prepared by Gustavson Associates, LLC with an effective date of November 15, 2021.

The following are highlights from the PFS:

●	10-year Mine Life at 20,000 short tons per day process rate
	○	Average AuEq production: 108,500 ounces per year
	○	First three years: 135,300 AuEq ounces per year
●	Initial Capital: $221 million
	○	Potential attractive financing terms from equipment suppliers and development capital sources
	○	2-year Payback
●	Economics – 39.4% IRR before tax and 33.7% IRR after tax
	○	NPV (5%): $323 million and $266 million, before and after tax, respectively
	○	All in Sustaining Cost (“AISC”) at $800 per AuEq ounce
	○	Assumes $1,625/ounce gold price and $3.25/lb copper price
	○	Highly leveraged to increasing metals prices
●	Upside Potential
	○	Aggregate sales from mine waste rock, proven to be excellent quality
	○	FS level value engineering and plant optimization
	○	Ongoing metallurgical testing to enhance recovery of gold and copper
	○	Resource expansion potential at depth and to the south-east
●	Permitting and Development
	○	Project footprint under the jurisdiction of Wyoming agencies
●	Potential to submit mine permit in 2022 and receive approval in 2023

The economic projections in the PFS are subject to a variety of assumptions and qualifications that are described in more detail in the Technical Report Summary incorporated by reference into this Form 10-K. In summary, the low-grade copper, silver and gold deposit located on Wyoming State Land and under lease to US Gold Corp, is proposed as an open pit mine. The rate of extraction will be sufficient to feed minerals to the process plant at a rate of 20,000 tons per day, involving the removal of surrounding waste material at a similar rate. The process plant serves to crush and grind the ore into a fine particle form in a slurry, whereupon the copper, silver and gold values can be separated from non-mineralized rock into a concentrate using froth flotation. The concentrate will be dried and shipped off site and sold to a smelter for final metal extraction. The waste material will be filtered to recoup and recycle water back to the process plant, and the filtered tailings will be trucked and mechanically stacked onto a tailings pile. The process facility is also on the same Wyoming State section less than a mile away from the mineralized orebody, with the entire operation some 20-miles west of Cheyenne. The metallurgical test work supporting the extraction methodology was initially performed by a previous owner between 2009 and 2012, but the company has gathered additional representative sample and conducted further extensive test work between 2020 and 2022. The results of the test work were incorporated into the prefeasibility study published on December 1st, 2021, and have continued to confirm results and inform the feasibility study due for publication in the second half of 2022.

We expense all mineral exploration costs as incurred. Although we have identified proven and probable mineral reserves on our CK Gold project, development costs will be capitalized when all the following criteria have been met, (a) we receive the requisite operating permits, (b) completion of a favorable Feasibility Study and (c) approval from our board of director’s authorizing the development of the ore body. Until such time all these criteria have been met, we record pre-development costs to expense as incurred. The current book value of our property is approximately $3.1 million, which is recorded in mineral properties and reflects the value that was attributed to the purchase of CK Gold. We do not have any costs on our balance sheet related to plant or equipment as we have not incurred any such costs.

Recent Activities

Primarily in support of the feasibility study presently underway, during the 2021 field season, 47 core, rotary and conventional holes were drilled at the CK Gold Project. The primary purpose of the drilling program is to supplement the geotechnical and hydrological information.

Additional work centered around the capture and interpretation of environmental base line data encompassing sub-surface and surface water, fauna, flora, cultural, air quality, meteorological conditions, wetlands and socio-economic factors in the project area. Starting in September 2020 over 19 months of monitoring data have been gathered and ongoing monitoring in critical areas continues. With the data in hand, the project impacts have been assessed and the preparation of a mine operating permit application submission is in progress for the second half of 2022.

Additionally, a great deal of social outreach has been conducted to familiarize the immediate population and the Wyoming, Cheyenne and Laramie governmental and regulatory agencies.

Geological Potential of the CK Gold Project

Potential to expand existing resource exists primarily at depth beyond current drilling depths and to the south of the proposed pit. Numerous drill holes end in significant mineralization. We are developing a program to evaluate a magnetic anomaly, similar to that found centered on the CK Gold mineralization, ½ mile to the southeast of the project.

Keystone Project, Cortez Trend, Nevada

Location

The Keystone Project consists of 650 unpatented lode mining claims situated in Eureka County, Nevada. The claims making up the Keystone Project are situated in Eureka County, Nevada in Sections 2-4 and 9-11, Township 23 North, Range 48 East, and Sections 22- 28, and 33-36 Township 24 North, all Range 48 East of the Mount Diablo Meridian (Figures 2 and 3).

Figure 2 – Location of Keystone, Maggie Creek and Gold Bar North Projects and Major Gold Trends in Nevada

Figure 3 – Keystone Project Claim Boundaries

12

The Keystone Project is accessible via unpaved roads. Navigation through the interior of the project is by off-road vehicle on exploration tracks.

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

Under the terms of the Purchase and Sale Agreement, dated May 25, 2016, under which we acquired the claims, we had the right to buy down 1% of the NSR owed to Nevada Gold Ventures LLC at any time through the fifth anniversary of the closing date, May 25, 2021, for $2,000,000. In addition, we may buy down an additional 1% of the NSR owed to Nevada Gold Ventures, LLC anytime through the eighth anniversary of the closing date, May 25, 2024, for $5,000,000. At April 30, 2022, we have not bought down any portion of the NSR. The decision to make a buy down payment would be driven by our progress in identifying an economic mineral resource, coupled with financial factors, such as available cash or an expressed interest by larger producing companies to enter into joint ventures or development arrangements. We do not currently anticipate making such a buy down payment at this time.

History of Prior Operations and Exploration on the Keystone Project

No comprehensive, modern-era, model-driven exploration has ever been conducted on the Keystone Project. Newmont drilled 6 holes in the old base metal and silver Keystone mine area in 1967 and encountered low-grade (+/- 0.02 opt) gold intercepts. Chevron staked the property in 1981-1983 and drilled 27 shallow drill holes, continued by an agreement with USMX that drilled an additional 19 shallow holes; significant amounts of low grade and anomalous gold were intersected, but results were considered uneconomic, and the project was dropped. In 1988 and 1989, Phelps Dodge acquired a southern portion of the district and drilled 6 holes, one of which contained gold mineralization in its total depth and was subsequently deepened in 1990 resulting in over 200’ of low-grade gold mineralization. About this time Coral Resources acquired a northern portion of the property and drilled 21 shallow holes to follow-up previous drill intercepts. 1995-1997, Golden Glacier, a junior company, acquired the north end of the district, and Uranerz a portion of the southern area; 6 holes were drilled in the north and only 2 holes in the south, respectively. The entire district was dropped by all parties.

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

Geology and Mineralization

To date, a technical report has not been prepared on the Keystone Project. Keystone is positioned on the prolific Cortez gold trend. The Keystone Project is centered on a granitic intrusion that warped the local Paleozoic stratigraphy into a dome, allowing for exposure of highly favorable Devonian, Carboniferous (Mississippian-Pennsylvania) and Permo- Triassic rocks including key likely host rocks for mineralization, the silty carbonate strata of the Horse Creek Formation and the Wenban limestone, as well as possible sandy clastic units of the Diamond Peak Formation. The Horse Canyon and Wenban rocks are the primary host rocks at the nearby Cortez Hills Mine and Gold Rush deposit currently operated by Barrick Gold.

Infrastructure and Facilities

The Keystone Project does not currently include any significant facilities. The Keystone Project sits some 10 miles to the southwest of Nevada Gold mines Cortez Complex. The Cortez Complex, consisting of surface and underground mines, is served by roads and power, while water in the area is extracted from sub-surface water resources. The Keystone Project is served by paved and unpaved roads, which extend down trend from the Cortez Complex to the north and additional road and infrastructure to the north-east. The whole area is some 30 miles to the south of the I-80 interstate corridor between the towns of Battle Mountain and Winnemucca, with Elko, Nevada being the dormitory town for the majority of the workforce and support services.

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

NumberCo owns all of the issued and outstanding shares of Orevada Metals Inc. (“Orevada”), a corporation under the laws of the state of Nevada. At the time of acquisition, we acquired from NumberCo cash of $159,063, and assumed liabilities consisting of accounts payable totaling $125,670. As a result, we acquired Orevada’s right to an option agreement dated in February 2019 (the “Option Agreement”). The Option Agreement grants Orevada the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing $4.5 million in exploration and development expenditures (“Initial Earn-in”) and payment to Renaissance Exploration, Inc. (“Renaissance”), now Orogen Royalties, Inc. (OGN: TSX-V), the grantor, of $250,000. Orevada may elect within 60 days after making the $250,000 payment, to increase its interest by an additional 20% (total interest of 70%) by producing a feasibility study by the end of the ninth year of the Option Agreement.

Location

The Maggie Creek Project lies on the eastern margin of the Lynn-Carlin window, adjacent to the giant Gold Quarry deposits. U.S. Gold controls approximately three-square miles of unpatented mining claims on the Carlin Trend (Figure 4).

Figure 4 – Location of Maggie Creek Project and Major Gold Trends in Nevada

Figure 5 – Maggie Creek Project Claim Boundaries

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

Geology and Mineralization

Maggie Creek is located along the eastern side of the Carlin gold belt, directly northeast of Newmont Mining’s Gold Quarry mine. Mineralized northeast trending faults from Gold Quarry project onto the Maggie Creek claims, at surface and below the post-mineral Carlin Formation. The Gold Quarry mine is localized at the intersection of the northeast faults (Chukar-Alunite-Gold Quarry fault zone) with the west-northwest trending Good Hope fault. Good Hope parallel, gold-bearing west-northwest trending faults have been mapped on the Maggie Creek claims (Cress fault), some of which contain gold bearing, altered felsic dikes which have been poorly mapped to date. Northeast and west-northwest fault zone intersection zones in the Maggie Creek claims are most prospective for ore deposition.

Favorable Roberts Mountains Formation carbonate rocks exposed at surface consist of thrust slices. At drillable depth, below the thrusts, in-place Lower Plate Rodeo Creek, Popovich, Roberts Mountains and Hanson Creek rocks are present. Detailed structural mapping where exposures allow will help define targets within these deeper units.

U.S Gold Corp. Maggie Creek Exploration Activities

On April 7, 2021, we announced new targets for a Maggie Creek exploration drilling program including:

-	We drilled two holes totaling 4,400 feet.

-	This program seeks to assess a new target concept below post-mineral cover to the east of Nevada Gold Mines’ Gold Quarry mine. Target was developed using structural projections, gravity data and geochemistry

On June 30, 2021, we announced the successful interception of the Popovich Formation, the host of the majority of gold mine in the northern Carlin trend. A presumed hangingwall structure above the Popovich contained sooty pyrite and orpiment in a hydrothermal breccia (Figure 6). Assays were anomalous in gold, arsenic, mercury and thallium with a high of 165 ppb gold. The second hole was terminated within the upper plate Vinini sandstone at 1,503 ft. The hole is cased and secured for reentry, permitting completion of the hole into the Popovich in the near future.

Infrastructure and Facilities

The Maggie Creek project does not currently include any significant facilities The property is located within two to three miles of the Nevada Gold Mines Gold Quarry Mine. The area is reached via the I80 interstate and the turn-off to the site is at Carlin some 5-miles south of the Maggie Creek Claims. The Maggie Creek property sits on the prolific Carlin Trend which host some of the largest gold mines in the State of Nevada. As such, significant paved road and power infrastructure pass withing 2-miles of the Maggie Creek Property.

The Challis Gold Project, Idaho

Location

The Challis Gold property is situated in the Salmon River Mountains, approximately 40 km (25 mi) southwest of the town of Salmon, Idaho, and 69 km (43 mi) north of the smaller town of Challis (Figure 7). The project area is considered to be within the Cobalt Mining District, as the past-producing Blackbird Cobalt Mine is located 9.3 km (5.75 mi) north-northwest of the property. The nearly-abandoned town of Cobalt, a previous company town for the Blackbird Mine, is along Panther Creek 9.7 km (6 mi) northeast of the property. Meridian Gold’s Beartrack Mine, the closest of the larger gold mines in the region, is 24 km (15 mi) northeast of the Challis Gold Project. The central portion of the property is located at approximately 45º 2’ North Latitude and 114º 20’ West Longitude. The claims are situated in the south-central portion of unsurveyed Township T20N, R18E.

RAM 20
RAM 13
RAM 14
RAM 15
RAM 16
RAM 17
RAM 19
Musky 3
RAM 8
RAM 9
RAM 10
RAM 11
RAM 12
RAM 18
RAM 1
RAM 3
RAM 4
RAM 5
RAM 6
20N 18E
Ostrander
Musgrove
Musgrove Mine
Adit
Creek
RIDGE
21
22
27
28
33
34

Explanation
— Existing Road
Project Area (380 acres)
Claims
Land Status
U.S. Forest Service
Private

0 500 1,000 Feet

N

U.S. GOLD CORP.

CHALLIS EXPLORATION PROJECT

Land Surface Ownership

Label: Figure 3	Drawn By: TLF
Date: 06/23/2021	Project No.: 4559
Base Map: USGS7.5' quad: Blackbird Creek	
File Name: 4559T_Challis_USFS_Fig3.mxd	

EM STRATEGIES

-	Figure 7: The Challis Gold Project Location in Idaho

Title and Ownership for Challis Gold Project

All of the mining claims comprising the Musgrove property are unpatented lode mining claims that have been recorded in the Lemhi County Court House in Salmon, Idaho and filed with the US Bureau of Land Management office in Boise.

History of Prior Operations and Exploration

Early mining dates to the late 1880’s when gold was discovered at the nearby Yellow Jacket Mine and copper and cobalt was discovered north of the project area at the Blackbird Mine. Small scale intermittent mining was conducted in the project area from 1908 through the 1930’s at the Musgrove Mine and at the Smith-Gahan Mine.

In the mid-1980’s, alteration and quartz veining was identified located along the ridge north of Musgrove CreekA large block of claims covering the area was staked by an independent geologist and then leased to Atlas Minerals. Atlas completed an extensive sampling program and, in 1991, drilled nine reverse circulation holes resulting in the discovery of significant mineralization at the Johny’s Point deposit.

The project was acquired by Newmont in 1992 as part of the Grassy Mountain Deposit acquisition. Newmont conducted an extensive exploration program between 1992 and the fall of 1995 consisting of mapping and rock chip sampling. Twenty-seven core holes were completed consisting of nine holes in the Johny’s Point area and 18 holes testing targets along strike from Johny’s Point. Newmont concluded that the project did not meet the potential for their size criteria and the project was dropped.

In 1996, Meridian Gold acquired the property and drilled an additional 20 core holes and three reverse circulation drill holes. The property was subsequently returned to the owner due to declining gold prices.

In 2003, Wave Exploration leased the property and completed a GIS compilation of the surface and drill hole data. Wave subsequently commissioned a technical report. In 2004, Wave drilled two confirmation drill holes and two step out holes and completed a soil geochemical program northwest of Johny’s Point.

In 2005, Wave optioned the property to Journey Resources. In 2006 and 2007, Journey drilled nine reverse circulation drill holes and five core holes northwest of Johny’s Point.

There is no documented exploration activity from 2008 until 2018. On September 1, 2018, Journey Resources failed to pay the required claim payments to the Bureau of Land Management and the claims were forfeited. Subsequently, Northern Panther Resources Corporation located or acquired new claims covering the project. In 2020, we acquired Northern Panther Resources. In 2020, we contracted with Wright Geophysics to conduct a ground magnetic geophysical over the current claim block. This survey identified a prominent low magnetic linear feature that trends from the Musgrove Mine north-northwest for over two miles.

Geology and Mineralization

The project is located within the Trans-Challis Fault System, a prominent NE-trending fault zone which crosscuts central Idaho and hosts numerous gold deposits. Host rocks consist of quartzites and phyllites of the Precambrian Apple Creek Fm with minor mineralization within the Eocene Challis Volcanics. The Musgrove Mine – Johny’s Point mineral trend is within and adjacent to the Musgrove Fault, a northwest-trending fault that brings the Challis Volcanics into contact with the Precambrian rocks. This is a major structural zone that forms the northern edge of the Panther Creek Graben.

Gold mineralization occurs within epithermal quartz veins, quartz vein stockworks, and silicified breccia. The mineralization displays the characteristics of a low sulfidation epithermal gold system. The Musgrove Mine – Johny’s Point mineral trend has been defined by a broad soil and rock chip gold and arsenic anomaly that extends a distance 3000 feet and is up to 800 feet wide. Approximately 600 feet of this zone has been drilled with the remainder tested by wide spaced drilling.

Infrastructure and Facilities

The Challis Gold project does not currently include any significant facilities. The Challis property is located in the Salmon-Challis National Forest and served by paved and unpaved roads. There are historic workings in the area and there has been recent mining activity in the area. The site is somewhat remote from grid power and power lines would have to be extended into the area, or onsite power generation used to support an eventual operation. There is water in the area from both surface and sub-surface sources. The Bear Track operation, now closed but under renewed exploration, is some 16 miles as the crow flies to the northeast of the property. Historic mining was conducted; however the facilities have been abandoned decades ago and the nearest habited area is a forest ranger station near Forney some 5-miles from site.

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

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. We will also be subject to the regulations of the BLM and the US Forest Service (“Forest Service”) with respect to mining claims on federal lands.

Future exploration drilling on any of our properties that consist of BLM or Forest Service land will require us to either file a Notice of Intent (NOI) or a Plan of Operations, depending upon the amount of new surface disturbance that is planned. A Notice of Intent is required for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period.

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

The State of Wyoming, where we focus mineral exploration and development efforts at the CK Gold Project, requires exploration and mining projects to obtain permits from the Wyoming Department of Environmental Quality (WDEQ), and various other state agencies. New and expanding facilities are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. WDEQ in granting permits requires that reclamation plans and permits are in place and that bonds have been secured covering the cost of remediation of disturbances on both state and private land.

Executive Officers of U.S. Gold Corp.

Name	Age	Principal Occupation	Officer/ Director Since
Eric Alexander	55	Chief Financial Officer - Principal Financial and Accounting Officer	2020
		of U.S. Gold Corp.
George M. Bee	64	Chief Executive Officer, President and Director of U.S. Gold Corp.	2020
Kevin Francis	62	Vice President – Exploration and Technical Services	2021

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

George M. Bee has been serving as a member of our Board since November 2020 and our Executive Chairman from March 2021 to May 2022. He was appointed as our President in August 2020 and become Chief Executive Officer in November 2020. Mr. Bee is a senior mining industry executive, with deep mine development and operational experience. He has an extensive career advancing world-class gold mining projects in eight countries on three continents for both major and junior mining companies. In 2018, Mr. Bee concluded a third term with Barrick Gold Corporation (“Barrick Gold”) (NYSE: GOLD) as Senior VP Frontera District in Chile and Argentina working to advance Pascua Lama feasibility as an underground mine. This capped a 16-year tenure at Barrick Gold, where he served in multiple senior-level positions, including Mine Manager at Goldstrike during early development and operations, Operations Manager at Pierina Mine taking Pierina from construction to operations, and General Manager of Veladero developing the project from advanced exploration through permitting, feasibility and into production. Previously, Mr. Bee held positions as CEO and Director of Jaguar Mining Inc. between March 2014 and December 2015, President and CEO of Andina Minerals Inc. from February 2009 until January 2013 and Chief Operating Officer for Aurelian Resources, Inc. from 2007 to 2009. As Chief Operating Officer of Aurelian Resources in 2007, he was in charge of project development for Fruta del Norte in Ecuador until Aurelian was acquired by Kinross Gold in 2008. Mr. Bee has served on the board of directors of Stillwater Mining Company, Sandspring Resources Ltd., Jaguar Mining, Peregrine Metals Ltd. and Minera IRL. He received a Bachelor of Science degree from the Camborne School of Mines in Cornwall, United Kingdom. He also holds ICD.D designation from the Institute of Corporate Directors.

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

Item 1A. RISK FACTORS

RISKS RELATED TO OUR FINANCIAL CIRCUMSTANCES

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock and our ability to file registration statements pursuant to registration rights agreements and other commitments.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. As of April 30, 2022, management has concluded that our internal controls over financial reporting were not effective.

There is substantial doubt about whether we can continue as a going concern.

To date, we have earned no revenues and have incurred accumulated net losses of $57.9 million. We have limited financial resources. As of April 30, 2022, we had cash and cash equivalents of $9.1 million and working capital of $8.8 million. Therefore, our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction. However, there is no assurance that we will be successful pursuing a financing or strategic transaction. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern. Ultimately, in the event that we cannot obtain additional financial resources, or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations. Such additional financial resources may not be available or may not be available on reasonable terms. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

We have a limited operating history on which to base an evaluation of our business and prospects.

Since our inception, we have had no revenue from operations. We have no history of producing metals from any of our exploration properties. Our properties are exploration stage properties. Advancing properties from the exploration stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the potential mine, processing plants, roads, and other related works and infrastructure. As a result, we are subject to all of the risks associated with developing and establishing new mining operations and business enterprises including:

●	completion of feasibility studies to verify potential mineral reserves and commercial viability, including the ability to find sufficient mineral reserves to support a commercial mining operation;

●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;
●	the availability and costs of drill equipment, exploration personnel, skilled labor and mining and processing equipment, if required;
●	the availability and cost of appropriate smelting and/or refining arrangements, if required;
●	compliance with environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration activities, as warranted;
●	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent exploration activities;
●	potential increases in exploration, construction and operating costs due to changes in the cost of fuel, power, materials and supplies;
●	inability to secure fair and reasonable terms associated with mineral leases; and
●	potential shortages of mineral processing, construction and other facilities-related supplies.

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

We will be required to expend significant funds to continue exploration and if warranted, develop our existing exploration properties and to identify and acquire additional properties to diversify our properties portfolio. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration. We may not benefit from some of these investments if we are unable to identify any commercially exploitable mineralized material.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold and copper. We may not be successful in obtaining the required financing or, if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration operations, development activities and the possible partial or total loss of our potential interest in our properties.

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

Most of our projects are in the exploration stage.

Although we have established an estimate of mineral reserves on the CK Gold Project, there are no current estimates of mineral resources or mineral reserves at the Keystone Property, Maggie Creek Property or Challis Gold Project. There is no assurance that we can establish the existence of any mineral reserves on those projects in commercially exploitable quantities. If we do not establish the existence of mineral reserves or mineral resources on those projects, we may lose all of the funds that we expend on exploration.

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

We have no history of producing metals from our properties. We do not produce gold and do not currently generate operating earnings. While we seek to advance our projects and properties through exploration, such efforts will be subject to all of the risks associated with establishing new future potential mining operations and business enterprises, including:

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

It is common in new mining operations to experience unexpected problems and delays. In addition, our management will need to be expanded. This could result in delays in the commencement of potential mineral production and increased costs of production. Accordingly, we cannot assure you that our activities will result in any profitable mining operations or that we will ever successfully establish mining operations.

We may not be able to obtain all required permits and licenses to place any of our properties into future potential production.

Our current and future operations, including additional exploration activities, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, exploration, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in mineral property exploration generally experience increased costs, and delays in exploration and other schedules as a result of the need to comply with applicable laws, regulations and permits. We cannot predict if all permits which we may require for continued exploration and development activities, will be obtainable on reasonable terms, if at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing exploration operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

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

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

Our current and future operations are and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, exploration and development and operation;
●	laws and regulations related to exports, taxes and fees;
●	labor standards and regulations related to occupational health and mine safety; and
●	environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

Gold exploration, and mineral exploration in general, is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. The recent inflationary environment has also resulted in a significant increase in costs, including fuel. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

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

Pursuant to the Option Agreement, we have an exclusive right and option to earn-in and acquire up to 50% undivided interest in Maggie Creek, subject to work commitment expenditures which require us to perform exploration and development expenditures of $4.5 million plus make a payment of $250,000 to Orogen Royalties, Inc. We may elect within 60 days after making the $250,000 payment, to increase our interest by an additional 20% by producing a feasibility study by the end of the ninth year of the Option Agreement. There is no assurance that we will achieve the work commitment expenditure and the payment of $250,000 to Orogen Royalties, Inc. If we do not meet the contractual work commitments and payment, we could lose the option and our rights to the property. Furthermore, we may not elect to increase our interest within 60 days after the $250,000 payment or we may fail to produce a feasibility study by the ninth year of the Option Agreement.

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

We may experience difficulty attracting and retaining qualified management to meet the needs of our anticipated growth, and the failure to manage our growth effectively could have a material adverse effect on our business and financial condition. In addition, we are dependent upon our employees being able to safely perform their jobs, including the potential for physical injuries or illness.

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

Our success is also dependent on the contributions of our highly skilled and experienced workforce. Our ability to achieve our operating goals depends upon our ability to recruit, hire, retain and develop qualified and diverse personnel to execute on our strategy. There continues to be competition over highly skilled personnel in our industry. If we lose key personnel, or one or more members of our senior management team, and we fail to develop adequate succession plans, or if we fail to hire, retain and develop qualified and diverse employees, our business, financial condition, results of operations and cash flows could be harmed. COVID-19 vaccine mandates and other COVID-19 related laws and policies could make hiring and retaining highly skilled key employees more difficult in the future.

Our business is dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness. If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness (such as COVID-19), our business, financial condition, results of operations and cash flows could be adversely affected.

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

The risks we face related to contagious disease, or policies implemented by governments to protect against the spread of a disease, are unforeseeable and unquantifiable by us. We, or our people, investors, contractors or stakeholders, may be prevented from free cross-border travel or normal attendance to activities in conducting Company business at trade shows, presentations, meetings or other activities meant to promote or execute our business strategy and transactions. We may be prevented from receiving goods or services from contractors. Decisions beyond our control, such as canceled events, restricted travel, barriers to entry or other factors may affect our ability to accomplish drilling programs, technical analysis of completed exploration actions, equity raising activities, and other needs that would normally be accomplished without such limitations.

We use a variety of outsourced contractors to execute our exploration programs. Drilling contractors need to be able to access our projects and ensure social distancing recommended safety standards While our contractors are currently able to access our projects, there can be no assurances that this access will continue if subsequent waves of the infection or variant strains appear.

The COVID-19 pandemic has brought tremendous uncertainty to the global financial markets. As an exploration and development company with no revenues, we are reliant on constantly raising additional capital to fund our operations. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock. There are no assurances we will be able to raise additional capital on favorable terms in the foreseeable future.

RISKS RELATED TO THE MINERAL EXPLORATION INDUSTRY

Exploring for gold is an inherently speculative business.

Natural resource exploration and exploring for gold in particular is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other resources which can be mined or extracted at a profit. Although we have established the existence of mineral reserves at the CK Gold Project, we may be unsuccessful in bringing it into production on a profitable basis. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent expansion of potential gold deposits.

Estimates of mineral reserves and mineral resources are subject to evaluation uncertainties that could result in project failure.

Our exploration and future potential mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineral resources or mineral reserves within the earth using statistical sampling techniques. Estimates of mineral resources or mineral reserves on our properties are made using samples obtained from appropriately placed trenches, test pits and underground workings and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about our properties. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating potential mineral resources/reserves. If these estimates were to prove to be unreliable, we could implement an exploitation plan that may not lead to any commercially viable operations in the future.

We may be denied the government licenses and permits which we need to explore or mine on our properties.

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

We may not be able to maintain the infrastructure necessary to conduct exploration and development activities.

Our exploration and development activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors which affect capital and operating costs. Climate change or unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	results of our operations and exploration efforts;
●	fluctuation in the supply of, demand and market price for gold and copper;
●	our ability to obtain working capital financing;
●	additions or departures of key personnel;
●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
●	our ability to execute our business plan;
●	sales of our common stock and decline in demand for our common stock;
●	regulatory developments;
●	economic and other external factors;
●	investor perception of our industry or our prospects; and
●	period-to-period fluctuations in our financial results.

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

As discussed above, the market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

Our issuance of additional shares of common stock or securities convertible into common stock in exchange for services would dilute the proportionate ownership and voting rights of existing stockholders and could have a negative impact on the market price of our common stock.

Our board of directors may generally issue shares of common stock or securities convertible into common stock without further approval by our stockholders, based upon such factors that our board of directors may deem relevant at that time. We have also issued securities as payment for services. It is possible that we will issue additional securities to pay for services in the future. We cannot give you any assurance that we will not issue additional shares of common stock or securities convertible into common stock under circumstances we may deem appropriate at the time.

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

The Company does not intend to pay dividends in the foreseeable future.

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

Item 3. LEGAL PROCEEDINGS

From time to time we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the twelve months period ended April 30, 2022, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “USAU”.

Holders of Common Stock

On August 12, 2022, we had 452 registered holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms. On August 12, 2022, the closing sales price of our common stock as reported on NASDAQ Capital Market was $4.60 per share.

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

Recent Sales of Unregistered Securities.

There were no sales of unregistered securities during the fiscal year ended April 30, 2022 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. None of the transactions involved any underwriters, underwriting discounts or commissions.

Item 6. [RESERVED].

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. We are a gold and precious metals exploration company pursuing exploration and development properties. We own certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming, the Keystone and Maggie Creek Projects in Nevada and the Challis Gold Project in Idaho. We have established an estimate of proven and probable mineral reserves under S-K 1300 at our CK Gold Project, where we are conducting exploration and pre-development activities, and all of our activities on our other properties are exploratory in nature.

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

Summary of Activities for the Year ended April 30, 2022

During the year ended April 30, 2022, we focused primarily on advancing our CK Gold Project in Wyoming with the completion of an S-K 1300-compliant Pre-Feasibility Study (“PFS”), exploration drilling to enhance the estimate of mineral resources and minerals reserves, continued progress in the preparation of our permit to mine application submittal and further engineering studies towards the completion of a feasibility study. Additional exploration and geologic investigations were undertaken, enhancing our understanding of the Keystone Project deposit in Nevada, completed a drill program on our Maggie Creek Project in Nevada, analyzed the historic geological data on the Challis Gold Project in Idaho. Management focused on investor relations and awareness, resulting in the completion of two equity financings.

An overview of certain significant events follows:

CK Gold Project, Wyoming

●	On December 1, 2021, we released the results of our PFS and published our Technical Summary Report in accordance with S-K 1300. The PFS was prepared by Gustavson Associates, LLC with an effective date of November 15, 2021. See “Items 1 and 2: Business and Properties – Our Mineral Properties and Projects – CK Gold Project, Wyoming” for a discussion of the highlights of the PFS.

●	On March 10, 2022, we announced that we awarded Samuel Engineering Inc. to complete the next phase of engineering for our CK Gold Project.

●	On April 19, 2022, we announced that drilling during our 2021 field season extended mineralization 700 feet below the proposed open pit. These holes have discovered future mineral resource expansion potential at depth below the proposed open pit and to the southeast of the proposed pit.

●	On June 21, 2022, we announced an update on the status of our preparations to file mine construction and operating permits within the next few months for consideration by the State of Wyoming authorities, principally the Wyoming Department of Environmental Quality (WDEQ) and the Office of State Lands and Investments.

●	On July 12, 2022, we announced assay results of the last three holes from our 2021 field season which continues to confirm gold and copper mineralization beyond our current resource estimate. In addition, we hosted Dr. Richard Sillitoe on site at our CK Gold Project. Dr. Sillitoe confirmed previous geological examinations which theorized that the copper and gold mineralization was derived from a porphyritic granodiorite intrusion.

Keystone Project, Cortez Trend, Nevada

●	On May 19, 2021, we received Bureau of Land Management (BLM) approval for an additional 50 acres of disturbance under our effective Plan of Operations (POO) for Keystone. We advanced the required reclamation bond. We also announced potential interest in the Keystone project from various industry partners for potential joint venture opportunities.

Maggie Creek Project, Carlin Trend, Nevada

●

On June 30, 2021, we announced the successful completion of our Maggie Creek 2021 contractual exploration program, drilling 2 holes for a total of 4,440 feet (1,353 meters). With these 2 holes, we satisfied our 2021 contractual exploration commitments at Maggie Creek and plan to review the results for future potential exploration programs.

During the year-ended April 30, 2022 we also satisfied our 2022 contractual exploration commitments based upon the above drilling and further analysis of the results.

Challis Gold Project, Idaho

●	On May 26, 2021, we announced an exploration and operational update for our Challis Gold Project in Idaho. Highlights included:

-	We continue towards the completion of a Plan of Operations as the next phase of exploration;

-	We engaged in mapping, geochemical and geophysical surveys in the second half of 2021; and

-	Potential strategic joint-venture partners have expressed interest in our Challis Gold project

Sales of Common Shares to raise a total of $7.5 million in cash

On February 16, 2022, we completed a registered direct offering with certain institutional and accredited investors for the issuance of 384,741 shares of common stock at a price of $6.50 per share and warrants (the “February 2022 Warrants”) to purchase 192,370 shares of the Company’s common stock at an exercise price of $8.00 per share (the “February 2022 Registered Offering”). The February 2022 Warrants are exercisable immediately following issuance and will expire five years from the issuance date. The aggregate gross proceeds of the February 2022 Registered Offering are approximately $2.5 million.

On March 15, 2022, we completed a registered direct offering with a single institutional investor for the issuance of 625,000 shares of common stock at a price of $8.00 per share and warrants (the “March 2022 Warrants”) to purchase 625,000 shares of the Company’s common stock at an exercise price of $8.60 per share (the “March 2022 Registered Offering”). The March 2022 Warrants are exercisable six months following issuance and will expire five years from the initial exercise date. The aggregate gross proceeds of the March 2022 Registered Offering are approximately $5.0 million.

Shareholder Meeting, Appointment of Directors & Corporate Matters

On September 20, 2021, we held our annual meeting of stockholders. At that meeting, among other matters, shareholders re-elected the five incumbent Directors to hold office until the next annual meeting of stockholders and until their successors are named and qualified or until their earlier resignation or removal and approved our audit firm for our fiscal year-ended April 30, 2022.

On July 19, 2021, we appointed Kevin Francis as our Vice President – Exploration and Technical Services.

On May 18, 2022, we appointed Luke Norman to serve as non-independent Chairman of our board of directors. In connection with the appointment of Mr. Norman as Chairman, the board of directors expanded from 5 to 6 directors.

Results of Operations

The Years ended April 30, 2022 and 2021:

Net Revenues

We are a development stage company with no operations, and we generated no revenues for the years ended April 30, 2022 and 2021.

Operating Expenses

Total operating expenses for the year ended April 30, 2022 as compared to the year ended April 30, 2021, were approximately $14,952,000 and $12,387,000, respectively. The approximate $2,565,000 increase in operating expenses for the year ended April 30, 2022 as compared to the year ended April 30, 2021, is comprised of (i) a decrease in compensation of approximately $1,047,000 primarily due to decrease in compensation related to stock-based compensation from RSU’s and stock option grants to our officers and stock-based compensation to two former officers from the accelerated vesting of certain stock options and restricted stock units during the prior period for a total of $1,198,000 offset by increase in cash compensation of $151,000 primarily from bonuses to our officers and hiring one full-time employee (ii) an increase of approximately $3,211,000 in exploration expenses on our mineral properties due to an increase in exploration activities in our CK Gold property and also at our Maggie Creek property, (iii) an increase in professional and consulting fees of approximately $143,000 primarily due to an increase in general strategic, investor relations, and permitting consulting services of $498,000 offset by a decrease in stock-based consulting fees of approximately $231,000, a decrease in legal fees of $76,000 and accounting fees of $48,000, and (iv) an increase in general and administrative expenses of approximately $258,000 due primarily to increases related to insurance, travel and conference related expenses, lease expense, advertising expenses and office expenses.

Loss from Operations

We reported loss from operations of approximately $14,952,000 and $12,387,000 for the years ended April 30, 2022 and 2021, respectively.

Net Loss

We reported a net loss of approximately $13,931,000 and $12,387,000 for the years ended April 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2022 compared to April 30, 2021, and the increase (decrease) between those periods:

	April 30, 2022	April 30, 2021	Increase (decrease)
Current Assets	$9,899,414	$14,075,765	$(4,176,351)
Current Liabilities	$1,136,035	$619,038	$516,997
Working Capital	$8,763,379	$13,456,727	$(4,693,348)

As of April 30, 2022, we had working capital of $8,763,379, as compared to working capital of $13,456,727 as of April 30, 2021, a decrease of $4,693,348.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the year ended April 30, 2022 and 2021, we incurred losses in the amounts of approximately $13.9 million and $12.4 million, respectively. As of April 30, 2022, we had cash of approximately $9.1 million, working capital of approximately $8.8 million, and an accumulated deficit of approximately $57.9 million. As a result of the utilization of cash in its operating activities, and the development of its assets, we have incurred losses since we commenced operations. Our primary source of operating funds since inception has been equity financings. As noted above, in February 2022, we completed a registered offering which raised gross proceeds of $2.5 million, in March 2022 we completed another registered offering for gross proceeds of $5.0 million before deducting fees and other estimated offering expenses and in April 2022 warrants were exercised for gross proceeds of $1.0 million.

For the twelve months ended April 30, 2023, we anticipate that we will spend approximately $1.1 million in exploration expenses, $1.5 million in development costs on the CK Gold Project and $3.1 million in general and administrative expenses. The actual amount of cash expenditures that we incur during the twelve-month period ending April 30, 2023 may vary significantly from the amounts specified above and will depend on a number of factors, including variations in the costs for continued exploration, project assessment, and advancement of the CK Gold Project and our exploration properties. If cash expenditures are greater than anticipated, we may need to take certain actions to maintain sufficient cash balances over the next twelve months, including asset dispositions or raising additional equity capital. As of the date of this report, we believe we have sufficient cash for the next twelve months to fund our corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives we will need to raise additional funds.

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

Cash Flows from Operating Activities

Net cash used in operating activities totaled $12.6 million and $8.6 million for the years ended April 30, 2022 and 2021, respectively. Net cash used in operating activities during the year ended April 30, 2022 primarily increase due to increase in net loss and increase in net changes in accounts payable and accrued liabilities as compared to the year ended April 30, 2021. Additionally, we expensed approximately $1,670,000 in stock-based compensation for shares, RSU’s, and stock options issued to officers, employee, and consultants during the year ended April 30, 2022 and approximately $191,000 for issuance costs related to the March 2022 warrants. Net changes of approximately $270,000 in operating assets and liabilities are primarily due to net increases in prepaid expenses and other assets of approximately $42,000, increase in reclamation of bond deposits of approximately $114,000, increase of approximately $466,000 in accounts payable to trade vendors and decrease in operating lease liability of approximately $40,000.

Cash Flows from Investing Activities

Net cash used in investing activities totaled approximately $179,000 for the year ended April 30, 2022 primarily due to purchase of property and equipment as compared to net cash provided by investing activities for the year ended April 30, 2021 of approximately $2,457,000 primarily consisted of proceeds received in connection with a share exchange agreement of $2,500,000 minimally offset by approximately $43,000 from purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled approximately $8.2 million for the year ended April 30, 2022 primarily due to the sale of our common stock and warrants for approximately $7.2 million, net of offering costs, in February 2022 and March 2022 for cash and proceeds received from the exercise of warrants for approximately $1.0 million. Net cash provided by financing activities totaled approximately $17.0 million, net of issuance costs, for the year ended April 30, 2021 primarily due to proceeds from the issuance of Series I Preferred Stock and warrants in August 2020 for approximately $5.5 million, proceeds from exercise of stock warrants for approximately $2.5 million and the registered direct sale of common stock and warrants in February 2021 for approximately $9.0 million.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for a summary of recently issued accounting pronouncements.

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

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, valuation of mineral rights, stock-based compensation, the fair value of common and preferred stock, valuation of warrant liability, asset retirement obligations and the valuation of deferred tax assets and liabilities.

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

Mineral Rights

Costs of leasing, exploring, carrying and retaining unproven mineral lease properties are expensed as incurred. We expense all mineral exploration costs as incurred. Where we have identified proven and probable mineral reserves on any of its properties, development costs will be capitalized when all the following criteria have been met, (a) we receive the requisite operating permits, (b) completion of a favorable Feasibility Study and (c) approval from our board of director’s authorizing the development of the ore body. Until such time all these criteria have been met we record pre-development costs to expense as incurred.

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

To date, we have expenses all exploration and pre-development costs as none of its properties have satisfied the criteria above for capitalization.

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

Warrant Liability

We account for certain warrants that do not meet the criteria for equity treatment in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants must be recorded as a liability.  Accordingly, we classified these warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. The liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value of these warrants are estimated using the Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

U.S. Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Gold Corp. and Subsidiaries (the “Company”) as of April 30, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Complex Financial Instruments

Description of the Matter

As described in Notes 2, 9 and 10 to the consolidated financial statements, the Company entered into a definitive agreement in connection with a direct offering of 625,000 shares of the Company’s common stock and warrants to purchase 625,000 shares of the Company’s common stock. The warrants met the criteria for liability accounting and the fair value was estimated using the Monte Carlo Method. The Company determines whether the warrants are classified as either a derivative liability or equity instrument depending on the specific terms of the agreement based upon the following criteria:

Classification as equity of any contracts that:

a)	require physical settlement or net-share settlement or

b)	gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement)

Classification as liabilities of any contracts that:

a)	require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or

b)	give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement)

The estimate of fair value of the warrant liability requires a high degree of subjective judgment which is primarily due to the complexity of the valuation model used and the sensitivity of underlying significant assumptions.

We identified the accounting for the complex financial instruments and the estimation of the fair value of the warrant liabilities as a critical audit matter. Evaluating the Company’s judgments in determining whether the warrants are a liability and the assumptions used in the valuation required a high degree of complex auditor judgment.

How We Addressed the Matter in Our Audit

Our audit procedures related to the accounting of warrant liability to address this critical audit matter included the following:

●	We gained an understanding of the Company’s process to identify and account for warrant liabilities.

●	We obtained and read the relevant agreement in which the Company evaluated and compared the terms of the agreement to the Company’s assessment.

●	We reviewed the Company’s analysis to determine if the warrants met the criteria for classification as a liability in accordance with Accounting Standards Codification 815, Derivatives and Hedging.

●	We obtained valuation report prepared by third party valuation specialists and performed the following procedures:

○	Assessed the qualifications of the third party specialists

○	Tested the mathematical accuracy of all schedules used in the analysis

○	Evaluated the reasonableness of the valuation methodology and significant inputs and assumption

○	Performed a sensitivity analysis to determine if the third party specialists’ fair value calculations were reasonable

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since from 2016 through 2018 and subsequently reappointed as the Company’s auditor in 2019.

New York, NY

August 15, 2022

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$9,111,512	$13,645,405
Prepaid expenses and other current assets	787,902	430,360

Total current assets	9,899,414	14,075,765

NON - CURRENT ASSETS:
Property, net	349,917	172,222
Reclamation bond deposit	832,509	718,509
Operating lease right-of-use asset, net	64,064	-
Mineral rights	16,356,862	16,356,862

Total non - current assets	17,603,352	17,247,593

Total assets	$27,502,766	$31,323,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,080,405	$619,038
Operating lease liabilities, current portion	55,630	-

Total current liabilities	1,136,035	619,038

LONG- TERM LIABILITIES
Warrant liability	2,440,000	-
Asset retirement obligation	260,196	204,615
Operating lease liabilities, less current portion	8,734	-
Total long-term liabilities:	2,708,930	204,615

Total liabilities	3,844,965	823,653

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; none issued and outstanding as of April 30, 2022 and 2021)	-	-
Convertible Series G Preferred stock ($0.001 Par Value; 127 Shares Authorized; none issued and outstanding as of April 30, 2022 and 2021)	-	-
Convertible Series H Preferred stock ($0.001 Par Value; 106,894 Shares Authorized; none issued and outstanding as of April 30, 2022 and 2021)	-	-
Convertible Series I Preferred stock ($0.001 Par Value; 921,666 Shares Authorized; none issued and outstanding as of April 30, 2022 and 2021)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 8,349,843 and 7,065,621 shares issued and outstanding as of April 30, 2022 and 2021)	8,350	7,065
Additional paid-in capital	81,555,379	74,467,686
Accumulated deficit	(57,905,928)	(43,975,046)

Total stockholders’ equity	23,657,801	30,499,705

Total liabilities and stockholders’ equity	$27,502,766	$31,323,358

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	April 30, 2022	April 30, 2021

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	2,287,020	3,334,227
Exploration costs	7,231,097	4,019,838
Professional and consulting fees	4,228,139	4,085,516
General and administrative expenses	1,205,786	947,513

Total operating expenses	14,952,042	12,387,094

Loss from operations	(14,952,042)	(12,387,094)

Other income (expense):
Offering cost related to warrant liability	(190,840)	-
Change in fair value of warrant liability	1,212,000	-

Total other income, net	1,021,160	-

Loss before provision for income taxes	(13,930,882)	(12,387,094)

Provision for income taxes	-	-

Net loss	$(13,930,882)	$(12,387,094)

Deemed dividend related to beneficial conversion feature of preferred stock	-	(5,530,004)

Net loss applicable to U.S. Gold Corp. common shareholders	$(13,930,882)	$(17,917,098)

Net loss per common share, basic and diluted	$(1.92)	$(3.80)

Weighted average common shares outstanding - basic and diluted	7,253,760	4,712,755

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2020	-	$-	57	$-	-	$-	-	$-	2,903,393	$2,903	$41,093,050	$(31,587,952)	$9,508,001

Issuance of preferred stock and warrants, net of issuance cost	-	-	-	-	-	-	921,666	922	-	-	5,529,082	-	5,530,004

Issuance of preferred stock and common stock in connection with the Share Exchange Agreement	-	-	-	-	106,894	107	-	-	581,053	581	12,640,292	-	12,640,980

Conversion of preferred stock into common stock	-	-	(57)	-	(106,894)	(107)	(921,666)	(922)	2,010,963	2,011	(982)	-	-

Common stock issued for cash	-	-	-	-	-	-	-	-	914,136	914	8,998,163	-	8,999,077

Issuance of common stock for services	-	-	-	-	-	-	-	-	163,076	163	1,539,201	-	1,539,364

Issuance of common stock for prepaid services	-	-	-	-	-	-	-	-	8,231	8	106,242	-	106,250

Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	482,894	483	2,499,511	-	2,499,994

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	194,761	-	194,761

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	1,875	2	1,868,366	-	1,868,368

Net loss	-	-	-	-	-	-	-	-	-	-	-	(12,387,094)	(12,387,094)

Balance, April 30, 2021	-	-	-	-	-	-	-	-	7,065,621	7,065	74,467,686	(43,975,046)	30,499,705

Issuance of common stock and warrants, net of issuance cost	-	-	-	-	-	-	-	-	1,009,741	1,010	3,567,480	-	3,568,490

Issuance of common stock for exercise of warrants	-	-	-	-	-	-	-	-	166,667	167	999,834	-	1,000,001

Issuance of common stock for prepaid services and accrued services	-	-	-	-	-	-	-	-	95,710	96	850,404	-	850,500

Issuance of common stock for services	-	-	-	-	-	-	-	-	12,104	12	99,988	-	100,000

Stock options granted for services	-	-	-	-	-	-	-	-	-	-	183,475	-	183,475

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	1,386,512	-	1,386,512

Net loss	-	-	-	-	-	-	-	-	-	-	-	(13,930,882)	(13,930,882)

Balance, April 30, 2022	-	$-	-	$-	-	$-	-	$-	8,349,843	$8,350	$81,555,379	$(57,905,928)	$23,657,801

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	April 30, 2022	April 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,930,882)	$(12,387,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,794	22,886
Accretion	22,064	17,477
Amortization of right-of-use asset	40,031	-
Stock based compensation	1,669,987	3,602,493
Abandonment of mineral properties	-	56,329
Amortization of prepaid stock based expenses	530,194	40,105
Change in fair value of warrant liability	(1,212,000)	-
Changes in operating assets and liabilities:
Income tax receivable	-	219,072
Prepaid expenses and other current assets	(42,236)	(151,497)
Reclamation bond deposit	(114,000)	(362,953)
Accounts payable and accrued liabilities	466,367	356,005
Accounts payable - related parties	-	(3,459)
Operating lease liability	(39,731)	-

NET CASH USED IN OPERATING ACTIVITIES	(12,575,412)	(8,590,636)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(178,972)	(42,991)
Proceeds received in connection with the share exchange agreement	-	2,500,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(178,972)	2,457,009

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock, net of issuance cost	-	5,530,004
Issuance of common stock, net of offering costs	7,220,490	8,999,077
Issuance of common stock for exercise of warrants	1,000,001	2,499,994

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,220,491	17,029,075

NET (DECREASE) INCREASE IN CASH	(4,533,893)	10,895,448

CASH - beginning of year	13,645,405	2,749,957

CASH - end of year	$9,111,512	$13,645,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for prepaid services and accrued services	$850,500	$106,250
Deemed dividend related to beneficial conversion feature of preferred stock	$-	$5,530,004
Issuance of common stock in connection with conversion of preferred stock	$-	$2,011
Operating lease right-of-use asset and operating lease liability recorded upon adoption of ASC 842	$104,095	$-
Assumption of liabilities in connection with the share exchange agreement	$-	$108,652
Increase in acquisition of mineral properties in connection with the share exchange agreement	$-	$10,249,632
Increase in asset retirement cost and obligation	$33,517	$18,746
Initial valuation of warrant liability	$3,652,000	$-

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-K, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for financial information, which includes the consolidated financial statements and presents the consolidated financial statements of the Company and its wholly-owned subsidiaries as of April 30, 2022. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, valuation of mineral rights, stock-based compensation, the fair value of common and preferred stock, valuation of warrant liability, asset retirement obligations and the valuation of deferred tax assets and liabilities.

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

The Company’s warrant liability for warrants issued in the Definitive Agreement (see Note 9) was estimated using a Monte Carlo simulation model using Level 3 inputs.

At April 30, 2021, the Company had no financial instruments or liabilities accounted for at fair value on a recurring basis or nonrecurring basis.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $787,902 and $430,360 at April 30, 2022 and 2021, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, drilling fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

Property

Property is carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally three to five years.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the years ended April 30, 2022 and 2021.

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

To date, the Company has expensed all exploration and pre-development costs as none of its properties have satisfied the criteria above for capitalization.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

Warrant Liability

The Company accounts for the 625,000 warrants issued in connection with the Definitive Agreement which occurred in March 2022 in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability (see Note 9). Accordingly, the Company classifies these warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants are estimated using Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period.

Offering Costs

Offering costs consisted of legal, placement agent fees and other costs incurred through the balance sheet date that are directly related to registered direct offerings. Offering costs are allocated to the separable financial instruments issued in the registered direct offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liability are expensed as incurred, presented as offering cost related to warrant liability in the consolidated statements of operations. Offering costs associated with the sale of common shares were charged against equity.

Convertible Preferred Stock

The Company accounts for its convertible preferred stock under the provisions of ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), which sets forth the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. ASC 480 requires an issuer to classify a financial instrument that is within the scope of ASC 480 as a liability if such financial instrument embodies an unconditional obligation to redeem the instrument at a specified date and/or upon an event certain to occur. During the years ended April 30, 2022 and 2021, the Company’s convertible preferred shares were accounted for as equity, with no liability recorded. There was no outstanding preferred stock as of April 30, 2022 and April 30, 2021.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

Leases

On January 1, 2019, the Company adopted ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

In December 2019, the FASB issued ASU 2019-12 – Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This ASU became effective and the Company adopted the guidance during fiscal 2022. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2023 for smaller reporting companies, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The Company adopted ASU 2020-06 as of the reporting period beginning February 1, 2022. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt–Modifications and Extinguishments (Subtopic 470-50), Compensation–Stock Compensation (Topic 718), and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect the adoption of this ASU will have on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts, provided such contracts had been appropriately accounted for under ASC 606 by the acquiree, rather than recognizing them at their estimated fair value on the acquisition date as required under the existing guidance. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 30, 2022, the Company had cash of approximately $9.1 million, working capital of approximately $8.8 million and an accumulated deficit of approximately $57.9 million. The Company had a net loss and cash used in operating activities of approximately $13.9 million and $12.6 million, respectively, for the year ended April 30, 2022. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As noted in Note 9, between February 2022 and March 2022, the Company completed registered offerings which raised total gross proceeds of $7.5 million before deducting fees and other estimated offering expenses. As of the date of filing the annual report for the year ended April 30, 2022, the Company has sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. The ongoing COVID-19 pandemic has and may continue to adversely impact the Company’s business, as the Company’s operations are based in and rely on third parties located in areas affected by the pandemic. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements.

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

CK Gold Project

The Company, through its wholly-owned subsidiary, Gold King Corp., a Nevada corporation, owns the Copper King gold and copper development project (the “CK Gold Property”), which is comprised of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases covering an area of approximately 1.8 square miles located in the Silver Crown Mining District of southeast Wyoming.

On July 2, 2014, the Company entered into an Asset Purchase Agreement whereby the Company acquired certain mining leases and other mineral rights comprising the CK Gold Property. The purchase price consisted of (a) cash payment in the amount of $1.5 million and (b) closing shares calculated at 50% of the issued and outstanding shares of the Company’s common stock and valued at $1.5 million. In accordance with ASC 360-10, “Property, Plant, and Equipment”, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquisition. Accordingly, the Company recorded a total cost of the acquired mineral properties of $3,091,738 at the date of purchase, which included the purchase price ($3,000,000) and related transaction costs.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

NumberCo owns all of the issued and outstanding shares of Orevada Metals Inc. (“Orevada”), a corporation under the laws of the state of Nevada. At the time of acquisition, the Company acquired from NumberCo cash of $159,063, and assumed liabilities consisting of accounts payable totaling $125,670. As a result, the Company acquired Orevada’s right to an option agreement dated in February 2019 (the “Option Agreement”). The Option Agreement grants Orevada the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing a $4.5 million in exploration and development expenditures (“Initial Earn-in”) and payment to Renaissance Exploration, Inc. (“Renaissance”), the grantor, of $250,000. Orevada may elect within 60 days after making the $250,000 payment, to increase its interest by an additional 20% (total interest of 70%) by producing a feasibility study by the end of the ninth year of the Option Agreement. As of April 30, 2022, approximately $815,000 of expenditures have been incurred against the Option Agreement.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

At the closing of the Merger, which occurred on August 11, 2020, the shares of common stock of NPRC outstanding immediately prior to the Merger (other than shares held as treasury stock) were converted into and represent the right to receive (i) 581,053 shares of the Company’s common stock and (ii) 106,894 shares of the Company’s Series H Convertible Preferred Stock, par value $0.001 per share (the “Series H Preferred Stock” and, together with the common stock, the “Merger Consideration”), which Series H Preferred Stock was convertible into common stock on a 1 for 10 basis. On November 13, 2020, the Company issued an aggregate of 1,068,940 shares of the Company’s common stock in exchange for the conversion of all 106,894 outstanding shares of Series H Preferred Stock.

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

Cash – US Dollars	$2,500,000
Intangible assets – (mineral rights) Challis Gold Project	10,249,632
Total assets acquired at fair value	12,749,632
Total Liabilities assumed at fair value – US Dollars	(108,652)
Total purchase consideration	$12,640,980

As of the dates presented, mineral properties consisted of the following:

	April 30, 2022	April 30, 2021
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Maggie Creek Project	1,986,607	1,986,607
Challis Gold Project	10,249,632	10,249,632
Total	$16,356,862	$16,356,862

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	April 30, 2022	April 30, 2021
Site costs	$203,320	$169,803
Land	175,205	-
Computer equipment	7,265	3,498
Vehicle	39,493	39,493
Total	425,283	212,794
Less: accumulated depreciation	(75,366)	(40,572)
Total	$349,917	$172,222

For the years ended April 30, 2022 and 2021, depreciation expense amounted to $34,794 and $22,886, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold, Keystone and Maggie Creek projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the years presented:

	April 30, 2022	April 30, 2021

Balance, beginning of year	$204,615	$168,392
Addition and changes in estimates	33,517	18,746
Accretion expense	22,064	17,477
Balance, end of year	$260,196	$204,615

For the years ended April 30, 2022 and 2021, accretion expense amounted to $22,064 and $17,477, respectively.

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

On September 1, 2021, the Company entered into another lease agreement for its lease facility in Cheyenne, Wyoming. The term of the lease is for a two-year period from September 2021 to August 2023. The monthly base rent was $3,100 and was lowered to $2,950 starting in March 2022. The Company has an option to renew the lease for an additional two years upon giving a written notice from 60 to 120 days prior to the expiration of the initial term of this lease. The Company typically excludes options to extend the lease in a lease term unless it is reasonably certain that the Company will exercise the option and when doing so is in the Company’s sole discretion.

During the year ended April 30, 2022, lease expense of $44,200 was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Right-of- use assets are summarized below:

	April 30, 2022	April 30, 2021
Operating leases	$64,064	$-

Operating Lease liabilities are summarized below:

	April 30, 2022	April 30, 2021
Operating lease, current portion	$55,630	$-
Operating lease, long term portion	8,734	-
Total lease liability	$64,364	$-

The weighted average remaining lease term for the operating leases is 1.17 years and the weighted average incremental borrowing rate is 8.0% at April 30, 2022.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Years ended April 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$44,500	$-
Lease assets obtained in exchange for new operating lease liabilities	$104,095	$-

Minimum lease payments under non-cancelable operating leases at April 30, 2022 are as follows:

Year ended April 30, 2023	56,000
Year ended April 30, 2024	11,800
Total	$67,800
Less: imputed interest	(3,436)
Total present value of lease liability	$64,364

NOTE 8 — RELATED PARTY TRANSACTIONS

On January 7, 2021, the Company entered into a one-year agreement (“January 2021 Agreement”) with the director providing for an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000, which is paid $3,000 per month. In January 2021, the Company issued 3,222 shares of common stock pursuant to the January 2021 Agreement. The Company and the consultant mutually agree to extend the term of the agreement from January 2022 to January 2023 under the same terms as the initial agreement (the “January 2022 Agreement”). In January 2022, the Company issued 5,814 shares of common stock pursuant to the January 2022 Agreement. During the years ended April 30, 2022 and 2021, the Company paid consulting fees in cash of $36,000 and $15,750, respectively.

On September 16, 2020, the Company and David Rector, the Company’s former Chief Operating Officer, agreed by mutual understanding, that Mr. Rector’s employment as an officer and employee of the Company was terminated, effective as of October 31, 2020. In connection with Mr. Rector’s departure, the Company entered into a General Release and Severance Agreement with Mr. Rector, pursuant to which Mr. Rector provided certain transition services to the Company from the Separation Date until December 31, 2020. The Company paid consulting fees to Mr. Rector of $30,000 in cash after his termination during the year ended April 30, 2021.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

On March 19, 2021, the Company and Edward Karr, the Company’s former Executive Chairman, agreed by mutual understanding, that Mr. Karr’s employment as an officer and employee, and his service as a member of the board of directors, of the Company was terminated, effective March 19, 2021. In connection with Mr. Karr’s departure, the Company entered into a General Release and Severance Agreement with Mr. Karr, as amended, pursuant to which Mr. Karr provided certain transition services to the Company through the Separation Date. Pursuant to the Separation Agreement, Mr. Karr is entitled to receive any equity awards granted to Mr. Karr by the Company. Additionally, on March 19, 2021, the Company entered into a one-year agreement (“March 2021 Agreement”) for general corporate advisory services to be provided by Mr. Karr for an annual fee of $180,000 consisting of shares of the Company’s common stock with a value of $60,000 and cash payments of $120,000, which is paid $10,000 per month. In January 2022, the Company’s board of directors approved the renewal of Mr. Karr’s March 2021 Agreement for an additional year under the same terms as the initial period (the “March 2022 Agreement”). In April 2022, the Company issued 5,168 and 7,353 shares of common stock pursuant to the March 2021 and March 2022 Agreements, respectively. The Company paid consulting fees to Mr. Karr of $120,000 and $16,371 in cash during the years ended April 30, 2022 and 2021, respectively.

Additionally, on January 24, 2022, the Company issued an aggregate of 13,564 RSU’s and granted 5,310 five-year options to purchase the Company’s common stock to Mr. Karr for consulting services rendered (see Note 10).

NOTE 9 — WARRANT LIABILITY

As of April 30, 2022, the Company’s warrants liability was valued at $2,440,000. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income (expense) in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholder’s equity. The Company utilized a Monte Carlo Simulation model to estimate the fair value of the March 2022 warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Initial Measurement

The Company accounts for the 625,000 warrants issued in connection with the Definitive Agreement which occurred on March 18, 2022 (see Note 10) in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. The initial valuation of these warrants was valued at $3,652,000 and was allocated to the proceeds of the Definitive Agreement.

The key inputs for the warrant liability were as follows as of March 18, 2022:

Key Valuation Inputs
Expected term (years)	5.50
Annualized volatility	84.4%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	2.15%
Stock price	$8.00
Dividend yield	0.00%
Exercise price	$8.60
Probability of fundamental transaction	85%
Date of fundamental transaction (1)	2 years to 5.5 years

1)	The fundamental transaction is simulated to occur 85% during one trading day through the 3.5 year period, 85% of the time.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Subsequent Measurement

The key inputs for the warrant liability were as follows as of April 30, 2022:

Key Valuation Inputs
Expected term (years)	5.39
Annualized volatility	84.2%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	2.92%
Stock price	$5.65
Dividend yield	0.00%
Exercise price	$8.60
Probability of fundamental transaction	85%
Date of fundamental transaction	1.90 years to 5.4 years

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended April 30, 2022:

Warrant Liability
Fair value as of April 30, 2021	$—
Initial fair value of warrant liability upon issuance	3,652,000
Change in fair value	(1,212,000)
Fair value as of April 30, 2022	$2,440,000

NOTE 10 — STOCKHOLDERS’ EQUITY

As of April 30, 2022, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

The total consideration given consist of the shares of common stock and common stock equivalents of 1,650,000 shares, valued at the Volume Weighted Average Price for the 30-day period immediately prior to the date of the Merger Agreement of $7.6612 per share of common stock, or $12,640,980.

During the year ended April 30, 2021, all Series H Preferred Stock had converted and there were no shares of Series H Preferred Stock outstanding as of April 30, 2022.

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

During the year ended April 30, 2021, all Series I Preferred Stock had converted and there were no shares of Series I Preferred Stock outstanding as of April 30, 2022.

Common Stock issued for cash

Pursuant to the February 2021 Purchase Agreement closed on February 1, 2021, the Company issued and sold to the Purchasers (i) in the Offering an aggregate of 914,136 shares of the Company’s common stock at a price of $10.54 per share and (ii) in a concurrent private placement warrants to purchase an aggregate of 457,068 shares of common stock at an exercise price of $14.50 per share for aggregate gross proceeds from the Offering of $9,635,967 before the deduction of total placement agent fees, and legal related offering expenses of approximately $636,890. Pursuant to the February 2021 Purchase Agreement, the warrants are exercisable six months following the date of issuance and terminate five years following the initial exercise date. A holder of such warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

On February 14, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct offering of 384,741 shares of the Company’s common stock at a price of $6.50 per share and warrants to purchase 192,370 shares of the Company’s common stock at an exercise price of $8.00 per share (the “Registered Offering”). The warrants are exercisable immediately following issuance and will expire five years from the issuance date. The aggregate gross proceeds of the Registered Offering was $2,500,817 before deduction of legal related offering expenses of $30,767. The closing of the Registered Offering occurred on February 16, 2022.

On March 15, 2022, the Company entered into a definitive agreement (the “Definitive Agreement”) with a single institutional investor in connection with a registered direct offering of 625,000 shares of the Company’s common stock at a price of $8.00 per share and warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $8.60 per share (the “Securities”), resulting in total gross proceeds of $5 million before the deduction of placement agent fees of $415,000 and legal related offering expenses of $25,399 for a total of $440,399. The warrants are exercisable six months following the date of issuance and will expire 5 years following the initial exercise date. The closing of the sale of the Securities occurred on March 18, 2022. These 625,000 warrants were recorded as warrant liability as of April 30, 2022 (see Note 9) and was allocated to the proceeds as follows:

Net proceeds on March 18, 2022	$4,559,601
Less:
Proceeds allocated to warrant liability	(3,652,000)
Plus:
Offering cost associated with warrant liability	190,840

Net proceeds on March 18, 2022 allocated to equity	$1,098,441

Pursuant to ASC 470-20-25, if the warrants are classified as liability, the proceeds should be allocated first to the warrants based on their fair value (not relative fair value). The residual should be allocated to the remaining equity instruments.

Common Stock Issued, Restricted Stock Awards, and RSU’s Granted for Services

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

On December 8, 2020, the Company entered into a one-year consulting agreements for investor relation services under which it was required to pay for services either in cash or shares of the Company’s common stock. On December 8, 2020, the Company issued 5,009 shares at a fair value of $56,250 or $11.23 per share of common stock based on the quoted trading prices on the date of grant. The Company recognized stock-based consulting of $23,437 during the year ended April 30, 2021 and recorded prepaid stock-based expense of $32,813 at April 30, 2021. The Company fully amortized the prepaid stock-based expense of $32,813 into stock-based consulting during the year ended April 30, 2022.

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

On January 7, 2021, the Company entered into another one-year agreement with a director of the Company (see Note 8). On January 7, 2021, the Company issued 3,222 shares at a fair value of $50,000 or $15.52 per share of common stock based on the quoted trading prices on the date of grant. The Company recognized stock-based consulting of $16,667 during the year ended April 30, 2021 and recorded prepaid stock-based expense of $33,333 at April 30, 2021. The Company fully amortized the prepaid stock-based expense of $33,333 into stock-based compensation during the year ended April 30, 2022.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

On June 9, 2021, the Company issued 25,000 shares of common stock to a consultant in connection with an investor relations agreement for services to be rendered from April 2021 to April 2022. The 25,000 shares of common stock had a fair value of $258,500, or $10.34 per share, based on the quoted trading price on the date of grant. In connection with this issuance, the Company reduced accrued liabilities by $14,203 and recognized stock-based consulting of $244,297 during the year ended April 30, 2022.

On July 19, 2021, the Company granted 15,322 RSU’s to an employee pursuant to his employment agreement. The 15,322 RSU’s had a fair value of $150,000 or $9.79 per share of common stock based on the quoted trading price on the date of grant. The RSU’s vested 25% on the date of, issuance, and the remaining shall vest one-third over a three-year period from the date of issuance.

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

On October 22, 2021, the Company issued an aggregate of 2,824 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from April 2021 to September 2021. The 2,824 shares of common stock had a fair value of $30,000, or $10.62 per share, based on the quoted trading price on the date of grants, which was fully vested. In connection with this issuance, the Company reduced accrued liabilities by $5,000 and recognized stock-based consulting of $25,000 during the year ended April 30, 2022.

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

On January 24, 2022, the Company issued an aggregate of 25,685 RSU’s to certain consultants of the Company for services rendered. The 25,685 RSU’s had a fair value of $178,000, or $6.93 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately. One of the consultants is Mr. Karr, the Company’s former Executive Chairman (see Note 8).

On April 9, 2022, the Company issued 25,000 shares of common stock to a consultant in connection with an investor relations agreement for services to be rendered from April 2022 to April 2023. The 25,000 shares of common stock had a fair value of $157,000, or $6.28 per share, based on the quoted trading price on the date of grant. The Company recognized stock-based consulting of $13,083 during the year ended April 30, 2022 and recorded prepaid stock-based expense of $143,917 at April 30, 2022 to be amortized over the term of the consulting agreement.

On April 22, 2022, the Company issued an aggregate of 2,749 shares of common stock to a consultant in connection with a consulting agreement for services rendered from November 2021 to April 2022. The 2,749 shares of common stock had a fair value of $22,500, or $8.18 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

On April 22, 2022, the Company issued an aggregate of 3,708 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from October 2021 to March 2022. The 3,708 shares of common stock had a fair value of $30,000, or $8.09 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

On April 22, 2022, the Company issued an aggregate of 5,814 shares of common stock to a director of the Company pursuant to the January 2022 Agreement (see Note 8). The 5,814 shares had a fair value of $50,000 or $8.60 per share of common stock based on the quoted trading prices on the date of grant. The Company recognized stock-based consulting of $16,667 during the year ended April 30, 2022 and recorded prepaid stock-based expense of $33,333 at April 30, 2022 to be amortized over the term of the agreement.

On April 25, 2022, the Company issued 5,168 and 7,353 shares of common stock to Edward Karr, former Executive Chairman of the Company, pursuant to the March 2021 Agreement and the March 2022 Agreement, respectively (see Note 8). The 5,168 shares of common stock had a fair value of $60,000, or $11.61 per share, based on the quoted trading price on the date of grant. In connection with this issuance, the Company reduced accrued liabilities by $7,500 and recognized stock-based consulting of $52,500 during the year ended April 30, 2022. The 7,353 shares of common stock had a fair value of $60,000, or $8.16 per share, based on the quoted trading price on the date of grant. The Company recognized stock-based consulting of $7,500 during the year ended April 30, 2022 and recorded prepaid stock-based expense of $52,500 at April 30, 2022 to be amortized over the term of this agreement.

On April 25, 2022, the Company issued 12,634 shares of common stock to a consultant in connection with a one-year strategic advisory agreement for services to be rendered from March 10, 2021 to March 10, 2022. The 12,634 shares of common stock had a fair value of $130,000, or $10.29 per share, based on the quoted trading price on the date of grant. In March 2022, the Company and the consultant mutually agreed to extend the term of the agreement from March 11, 2022 to March 10, 2023 under the same terms as the initial agreement. On April 25, 2022, the Company issued 14,286 shares of common stock to such consultant for services to be rendered from March 11, 2022 to March 10, 2023. The 14,286 shares of common stock had a fair value of $130,000, or $9.10 per share, based on the quoted trading price on the date of grant. The Company recognized stock-based consulting of $130,000, reduced accrued liabilities by $16,250 during the year ended April 30, 2022 and recorded prepaid stock-based expense of $113,750 at April 30, 2022 to be amortized over the term of this agreement.

Total stock compensation expense for awards issued for services of $1,386,512 and $1,868,368 was expensed for the years ended April 30, 2022 and 2021, respectively. A balance of $1,399,698 remains to be expensed over future vesting periods related to unvested restricted stock units issued for services to be expensed over a weighted average period of 1.66 years.

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

In April 2022, the Company issued 166,667 shares of common stock for the exercise of stock warrants and received proceeds of approximately $1,000,000.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

Stock options

The following is a summary of the Company’s stock option activity during the years ended April 30, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2020	100,000	$14.31	2.87
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(5,000)	—	—
Balance at April 30, 2021	95,000	$14.63	1.57
Granted	58,060	6.93	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(5,000)	13.40	—
Balance at April 30, 2022	148,060	11.65	2.23

Options exercisable at end of period	128,410	$12.38
Options expected to vest	19,650	$6.93
Weighted average fair value of options granted during the period		$4.52

At April 30, 2022 and 2021, the aggregate intrinsic value of options outstanding and exercisable were de minimis for each period.

In September 2020, the Board approved the acceleration of the vesting terms of the 50,000 stock options granted to Edward Karr, former Chief Executive Officer of the Company, and 25,000 stock options granted to David Rector, former Chief Operating Officer of the Company on December 21, 2017 and therefore the total 75,000 stock options are fully vested. Additionally, the Board of Directors of the Company approved to extend the exercise period of the stock options granted to Mr. Rector and three former directors, to December 21, 2022, the original termination date of the respective stock option agreements. During the year ended April 30, 2021, the Company recognized stock-based compensation of $133,439 due to the accelerated vesting of the 75,000 fully vested stock options granted on December 21, 2017.

On January 24, 2022, the Company granted an aggregate of 26,200 options to purchase the Company’s common stock to certain employees of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $6.93. The options vest 25% on the date of grant and 25% each next three years from the date of grant.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

On January 24, 2022, the Company granted an aggregate of 21,240 options to purchase the Company’s common stock to the directors of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $6.93. The options fully vested and was expensed immediately.

On January 24, 2022, the Company granted an aggregate of 10,620 options to purchase the Company’s common stock to certain consultants of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $6.93. The options fully vested and was expensed immediately. One of the consultants is Mr. Karr, the Company’s former Executive Chairman (see Note 8).

The Company used the Black-Scholes model to determine the fair value of stock options granted during the year ended April 30, 2022. In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

For the Year Ended April 30, 2022
Risk free interest rate	1.53%
Dividend yield	0.00%
Expected volatility	82%
Contractual term (in years)	5.0
Forfeiture rate	0.00%

Stock-based compensation for stock options recorded in the consolidated statements of operations totaled $183,475 and $194,761 for the years ended April 30, 2022 and 2021, respectively. A balance of $78,948 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 2.73 years.

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the years ended April 30, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2020	527,378	$14.83	3.73
Granted	1,425,224	9.09	5.18
Exercised	(523,808)	6.68	4.03
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2021	1,428,794	$12.00	4.08
Granted	817,370	8.46	5.39
Exercised	(166,667)	6.00	3.33
Forfeited	(170,235)	31.25	—
Canceled	—	—	—
Balance at April 30, 2022	1,909,262	9.29	4.38
Class A Warrants:
Balance at April 30, 2020	219,375	11.40	4.22
Granted	—	—	—
Exercised	(109,688)	11.40	3.22
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2021	109,687	11.40	3.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2022	109,687	11.40	2.22
Total Warrants Outstanding at April 30, 2022	2,018,949	$9.41	4.27
Warrants exercisable at end of period	1,393,949	$9.77
Weighted average fair value of warrants granted during the period		$—

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

As of April 30, 2022, the aggregate intrinsic value of warrants outstanding and exercisable were de minimis for each period.

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

Concurrent with the sales of common stock on February 1, 2021, the Company issued 457,068 stock warrants. The stock warrants are exercisable six months following the initial exercise date and terminate five years following issuance. The stock warrants have an exercise price of $14.50 per share and each warrant is exercisable to purchase one share of common stock. In addition, the Company issued to Palladium Capital Group, LLC warrants to purchase up to 46,490 shares of common stock which are identical in all material respects to the warrants issued pursuant to the February 2021 Purchase Agreement in connection with the Offering.

Concurrent with the sales of common stock on February 14, 2022, the Company issued warrants to purchase 192,370 shares of the Company’s common stock at an exercise price of $8.00 per share. The warrants are exercisable immediately following issuance and will expire five years from the issuance date.

Concurrent with the sale of common stock on March 18, 2022, the Company issued warrants to purchase 625,000 shares of the Company’s common stock at an exercise price of $8.60 per share. The warrants are exercisable six months following the date of issuance and will expire 5 years following the initial exercise date. These warrants allow for the potential settlement in cash if certain extraordinary events are affected by the Company, including a 50% or greater change of control in the Company’s common stock. Such payment in cash shall be equal to the black-scholes value as defined in the warrant agreement. These 625,000 warrants were recorded as warrant liability as of April 30, 2022 (see Note 9).

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

In April 2022, the Company issued 166,667 shares of common stock for the exercise of stock warrants and received proceeds of approximately $1,000,000.

NOTE 11 — NET LOSS PER COMMON SHARE

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

	April 30, 2022	April 30, 2021
Common stock equivalents:
Restricted stock units	441,402	346,802
Stock options	148,060	95,000
Stock warrants	2,018,949	1,538,481
Total	2,608,411	1,980,283

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

The future minimum lease payments at April 30, 2022 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2023	$2,240
Fiscal 2024	960
$3,200

The Company may renew each lease for a third ten-year term, which will require one annual payment of $3.00 per acre for the first year and $4.00 per acre for each year thereafter.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

Maggie Creek option:

The Maggie Creek option agreement grants the Company the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing the Initial Earn-in over a seven-year period for a total payment of $4,500,000. Exploration and development expenses incurred by the Company on the Maggie Creek property satisfy the annual required earn-in payments. To the extent exploration and development expenses do not satisfy the full annual amounts, a cash payment for the difference is required. Additionally, costs incurred over a year’s minimum, may be carried forward to satisfy future years obligations. The Company satisfied the minimum payment required for fiscal 2021 by incurring exploration expenses in excess of $300,000 and an additional $500,000 for fiscal 2022.

The remaining required Initial Earn-in payments at April 30, 2022, as amended:

Fiscal 2023	$700,000
Fiscal 2024	1,000,000
Fiscal 2025	1,000,000
Fiscal 2026	1,000,000
$3,700,000

Once the Initial Earn-in has been met, the Company is required to pay an additional $250,000 to the counterparty to vest the Company’s 50% interest in the Maggie Creek property.

NPRC option:

Pursuant to the Merger, the Company acquired from NPRC a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated in February 2020 which was later amended in June 2020. The Company satisfied the minimum royalty payment of $25,000 for fiscal 2022.

The annual advance minimum royalty payments at April 30, 2022 under the option agreement are as follows, each payment to be made in the beginning on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

Fiscal 2023	$25,000
Fiscal 2024	25,000
Fiscal 2025	25,000
Fiscal 2026	25,000
Fiscal 2027 and thereafter	125,000
$225,000

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

NOTE 13 — INCOME TAX

The Company has a net operating loss carryforward for federal tax purposes totaling approximately $44.8 million at April 30, 2022. Approximately $13.2 million expires through the year 2038, with approximately $31.6 million net operating losses incurred after December 31, 2017 that do not expire and can be utilized to offset up to 80% of future taxable income under the Tax Cuts and Jobs Act described below. The Company has approximately $7.2 million of various state net operating loss carryforwards that expire through the year 2038; however, the majority of the Company’s business is currently conducted in the states of Wyoming and Nevada which don’t have state income taxes, so these carryforwards may never be used.

The deferred tax assets and deferred tax liabilities are summarized as follows:

Deferred tax assets:	April 30, 2022	April 30, 2021
Net operating loss carryover	$9,970,000	$6,793,000
Stock-based compensation	2,234,000	2,776,000
Capitalized exploration costs	—	431,000
Accrued remediation costs	11,000	7,000
Alternative minimum tax credit carryover	—	—
Subtotal	12,215,000	10,007,000
Less: valuation allowance	(10,063,000)	(7,855,000)
Total deferred tax asset	$2,152,000	$2,152,000

Deferred tax liabilities:	April 30, 2022	April 30, 2021
Acquired mineral rights in excess of tax basis in a tax-free merger	$(2,152,000)	$(2,152,000)
Total deferred tax liabilities	(2,152,000)	(2,152,000)
Net deferred tax asset (liabilities)	$—	$—

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during the fiscal year April 30, 2019. The Company recognized an income tax benefit of $438,145 for the year ended April 30, 2020 as a result of the changes to tax laws and tax rates under the Act. The Act modified the application of alternative minimum tax credits previously being carried forward, to allow for refunds of the credits. The Company had been carrying forward a total of $438,000 in alternative minimum tax credits. As a result of the change, the Company received partial federal tax refund during the fiscal year ended April 30, 2021.

The Company will amend its fiscal year 2018 and 2019 tax returns to deduct capitalized exploration expenses that should have been deducted under the Act. Such impact has been updated on the tax provision. The effect of those amendments will increase total deductions by approximately $755,000, with a like increase to the net operating loss carryforwards when they are completed. The tax effect on the deferred tax assets will be an increase of approximately $159,000 which have been included in the tax provision. The Company will file the amended fiscal year 2018 and 2019 tax returns before the end of the year.

On August 10, 2020, the Company acquired mineral rights totaling $10,249,632 (see Note 4 – Mineral Rights) in a tax-free reorganization pursuant to IRS Section 368. The Company recorded the assets at fair value for financial reporting purposes and retained the seller’s tax basis which was zero resulting in a deferred tax liability on the business combination date. As required by ASC 740, the Company has recognized the deferred tax impact of acquiring the mineral rights asset in this transaction, with the amount paid exceeding the tax basis of the asset on the acquisition date. This deferred tax liability partially offsets the deferred tax assets recognized by the Company resulting in a carryover tax basis equal to zero.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

As of April 30, 2022, the Company had deferred tax assets and liabilities arising principally from the acquisition of the mineral rights described above and the net operating loss carryforward for income tax purposes, multiplied by an expected blended federal and state tax rate of 21.0%. The Company primarily operates in the states of Wyoming and Nevada which do not impose a corporate income tax. Any minor apportionment that may occur to any taxable state will be immaterial to current and future operations of the Company and as such the state’s net operating loss carryforward have been fully offset with in the valuation allowance. Therefore, the effective state tax rate used in the calculation of deferred tax is 0%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefits of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset has been established at April 30, 2022.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows:

	Year Ended April 30,
	2022		2021
Federal income tax provision (benefit) based on statutory rate	$(2,925,000)	21.0%	$(2,601,000)	21.0%
State income tax provision (benefit), net of federal taxes	—	—%	—	—%
Change in effective state tax rate	—	—%	—	—%
Change in prior year estimate	717,000	(5.1)%	43,000	(0.3)%
Increase (decrease) in valuation allowance	2,208,000	(15.9)%	2,558,000	(20.7)%
Total tax provision (benefit) on income (loss)	$—	—%	$—	—%

The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company operates exclusively in the United States and in various state jurisdictions but primarily in the states of Wyoming and Nevada. For both federal and state income tax purposes, the Company’s fiscal 2019 through 2022 tax years remain open for examination by the tax authorities under the  general three-year statute of limitations.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of April 30, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of April 30, 2022 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of April 30, 2022 our internal controls over financial reporting were not effective at the reasonable assurance level:

As of April 30, 2022, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the COSO framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended April 30, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	In the absence of written documentation and procedures, we perform specific review functions in preparing financial reports and disclosures to assure fair presentation of our financial reports.

4.	The Company's accounting for complex financial instruments was not effectively designed and maintained.

5.	The Company's accounting for income tax was not effectively designed and maintained.

Management has implemented remediation steps to improve our review controls, disclosure controls, procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards as well as income tax accounting. We plan to further improve this process by enhancing access to accounting literature, identification of professionals with whom to consult regarding complex accounting applications and income tax accounting applications, and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended April 30, 2022, management determined that a delay of its program for compliance with the Sarbanes-Oxley Act of 2002 was necessary to conserve cash in our current financial condition. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, management has determined that for the sake of transparency and conservancy, it cannot state that internal controls over financial reporting are effective at this time.

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that there were no such changes during the quarter ended April 30, 2022.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

We have adopted a code of ethics that applies to all of our employees, including the principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions. The full text of our code of ethics can be found on the Corporate Governance page on our website. In the event our Board of Directors approves an amendment to or waiver from any provision of our code of ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2022 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

EXHIBIT INDEX

2.1	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.2	Certificate of Amendment to Articles of Incorporation dated July 6, 2016. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.4	Certificate of Designations, Preferences and Rights of 0% Series B Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.5	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series D Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.6	Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001- 08266 on May 26, 2017.

3.7	Amended and Restated Bylaws. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 23, 2016.

3.8	Certificate of Designations, Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series F Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

3.9	Certificate of Amendment of Articles of Incorporation of U.S. Gold Corp. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 19, 2020.

3.10	Certificate of Designation of 0% Series G Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 30, 2020.

3.11	Certificate of Amendment to Articles of Incorporation dated May 2, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on May 5, 2017.

3.12	Certificate of Designations of Series H Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

3.13	Certificate of Designations of Series I Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to the Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

4.2	Form of Class A Warrant Certificate. Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.3	Description of Securities. Incorporated by reference from Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

4.4	Form of Common Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 28, 2021.

4.5	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

10.1	2014 Equity Incentive Plan. Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10.2	2017 Equity Incentive Plan. Incorporated by reference from Appendix A to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on July 31, 2017, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 12, 2017.

10.3	Consulting Agreement dated January 7, 2021 by and between Ryan K. Zinke and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

10.4	Employment Agreement dated December 4, 2020 by and between George Bee and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.5	Employment Agreement dated December 4, 2020 by and between Eric Alexander and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.6	Employment Agreement dated July 19, 2021 by and between Kevin Francis and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on July 19, 2021.

10.7	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on September 24, 2019.

10.8	First Amendment to the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporate by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on November, 10, 2020.

10.9	Form of Leak-Out Agreement. Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.

10.10	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.11	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.12	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.13	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

10.14	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

10.15	Consulting Agreement dated March 10, 2021 by and between Luke Norman and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 24, 2022.

21.1	List of Subsidiaries. Incorporated by reference from Exhibit 21.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, SEC file number 333-239146, on June 12, 2020.

23.1	Consent of Marcum LLP.

23.2	Consent of Gustavson Associates (a member of WSP Global Inc.).

23.3	Consent of John A. Wells.

31.1	Rule 13a-14(a) Certification of George Bee.

31.2	Rule 13a-14(a) Certification of Eric Alexander.

32.1 *	Section 1350 Certification of George Bee (Furnished not Filed).

32.2 *	Section 1350 Certification of Eric Alexander (Furnished not Filed).

96.1	Technical Report Summary. Incorporated by reference from Exhibit 96.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 3, 2021.

101.INS Inline XBRL Instance Document

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Link base Document

101.LAB Inline XBRL Taxonomy Extension Label Link base Document

101.PRE Inline XBRL Taxonomy Extension Presentation Link base Document

101.DEF Inline XBRL Taxonomy Extension Definition Link base Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

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

U.S. GOLD CORP.

Date: August 15, 2022	By:	/s/ George M. Bee
George M. Bee
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Eric Alexander
Eric Alexander
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 15, 2022	By:	/s/ Luke Norman
Luke Norman, Director and Chairman

Date: August 15, 2022	By:	/s/ George M. Bee
George M. Bee, Director

Date: August 15, 2022	By:	/s/ Tara Gilfillan
Tara Gilfillan, Director

Date: August 15, 2022	By:	/s/ Robert W. Schafer
Robert W. Schafer, Director

Date: August 15, 2022	By:	/s/ Michael Waldkirch
Michael Waldkirch, Director

Date: August 15, 2022	By:	/s/ Ryan K. Zinke
Ryan K. Zinke, Director

