Form 10-K/A
period 2022-04-30
U.S. GOLD CORP.
filed 2022-08-29
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-08266

U.S. GOLD CORP

(Exact Name of registrant as Specified in its Charter)

Nevada	22-1831409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1910 East Idaho Street, Suite 102-Box 604 Elko, NV	89801
(Address of Principal Executive Offices)	(Zip Code)|

(800) 557-4550

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	USAU	NASDAQ Capital Market

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

Number of shares of Common Stock outstanding as of August 26, 2022: 8,349,843

Auditor Firm ID	Auditor Name	Auditor Location
688	Marcum LLP	New York, NY

U.S. GOLD CORP

EXPLANATORY NOTE

U.S. Gold Corp. (the “Company”) will not be filing its definitive proxy materials for its 2022 annual meeting of shareholders with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after the end of its fiscal year ended April 30, 2022.

Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022, is being filed to include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which Annual Report was originally filed with the SEC on August 15, 2022.

This Form 10-K/A amends and restates only Part III, Items 10, 11,12,13, and 14, and amends Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022. No other Items of the previous Form 10-K filing have been amended or revised in this Form 10-K/A, and all such other Item shall be as set forth in such previous Form 10-K filing.

In addition, no other information has been updated for any subsequent events occurring after August 15, 2022, the date of filing of the original Form 10-K. As used in this Form 10-K/A, references to “U.S. Gold,” the “Company,” “we,” “our,” or “us” mean U.S. Gold Corp., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Amendment No.1 to our Annual Report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

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

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this Amendment No. 1 to our Annual Report on Form 10-K, including:

●	Timing, duration and overall impact of the COVID-19 pandemic, including potential future suspension of exploration activities at our properties;
●	Unfavorable results from our exploration activities;
●	Decreases in gold, copper or silver prices;
●	Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of volatility in metals prices or unfavorable exploration results;
●	Whether we will be able begin to mine and sell minerals successfully or profitably at any of our current properties at current or future metals prices;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events affecting the market prices for gold, copper, silver, and other minerals that may be found on our exploration properties;
●	Volatility in the market price of our common stock; and
●	The factors set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward- looking statements are based on reasonable assumptions, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements speak only as of the date of this Amendment No. 1 to our Annual Report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this Amendment No. 1 to our Annual Report on Form 10-K are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information about each of the Company’s six directors:

Name	Age	Position	Director Since
Luke Norman	51	Chairman	2022
George Bee	64	President, Chief Executive Officer and Director	2020
Ryan K. Zinke	60	Director, Consultant	2019
Robert W. Schafer	69	Director	2020
Tara Gilfillan	52	Director	2020
Michael Waldkirch	52	Director	2021

The following are brief biographies of the Company’s directors:

Luke Norman has served since December 2017 as the chief executive officer, president and director of Northern Lion Gold Corp., a Canada-based mineral exploration company listed on the TSX Venture Exchange. Since March 2021, he has also served as the chief executive officer and director of Leviathan Gold Ltd., another mineral exploration company listed on the TSX Venture Exchange. Since 2000, Mr. Norman has served as an independent consultant to companies in the metals and mining industry. He has also served since 2016 as the chairman of Silver One Resources and since 2020 as a director of Black Mountain Gold USA Corp., both of which are mineral exploration companies listed on the TSX Venture Exchange. Mr. Norman was among the founding shareholders of Gold King Corp., a private company that combined with our predecessor, Dataram Corporation, in 2016 to form U.S. Gold Corp. Mr. Norman is qualified to serve as Chairman of our Board of Directors (the “Board”) because of his expertise in mineral exploration, finance, corporate governance, mergers and acquisitions and corporate leadership.

George Bee has been serving as our director since November 2020, as our President since August 2020 and as our Chief Executive Officer since November 2020. Mr. Bee served as the Chairman of our Board from March 2021 until May 2022. He is a senior mining industry executive, with deep mine development and operational experience. He has an extensive career advancing world-class gold mining projects in eight countries on three continents for both major and junior mining companies. Currently, he serves as the Company’s President, a position he has held since August 2020, when, pursuant to the terms and conditions of the Merger Agreement, Mr. Karr relinquished his position as President and our Board appointed Mr. Bee as President of the Company, effective on the closing of the Merger. In 2018, Mr. Bee concluded a third term with Barrick Gold Corporation (“Barrick Gold”) (NYSE: GOLD) as Senior VP Frontera District in Chile and Argentina working to advance Pascua Lama feasibility as an underground mine. This capped a 16-year tenure at Barrick Gold, where he served in multiple senior level positions, including Mine Manager at Goldstrike during early development and operations, Operations Manager at Pierina Mine taking Pierina from construction to operations, and General Manager of Veladero developing the project from advanced exploration through permitting, feasibility and into production. Previously, Mr. Bee held positions as CEO and Director of Jaguar Mining Inc. between March 2014 and December 2015, President and CEO of Andina Minerals Inc. from February 2009 until January 2013 and Chief Operating Officer for Aurelian Resources, Inc. from 2007 to 2009. As Chief Operating Officer of Aurelian Resources in 2007, he was in charge of project development for Fruta del Norte in Ecuador until Aurelian was acquired by Kinross Gold in 2008. Mr. Bee has served on the board of directors of Stillwater Mining Company, Sandspring Resources Ltd., Jaguar Mining, Peregrine Metals Ltd. and Minera IRL. He received a Bachelor of Science degree from the Camborne School of Mines in Cornwall, United Kingdom. He also holds ICD.D designation from the Institute of Corporate Directors. Mr. Bee is qualified to serve on the Board because of his deep industry-knowledge and global experience in senior leadership roles.

The Honorable Ryan Zinke has been serving as our director since April 2019. He was elected as a Montana State Senator and later twice elected as Montana’s sole member of the US House of Representatives. He served on the House Armed Services and Natural Resources committees. In 2016, Congressman Zinke was nominated by President Donald J. Trump and later confirmed by the US Senate to serve as the 52nd US Secretary of the Interior. As Secretary, he was a champion of restoring the voice of state and local communities in land and wildlife management decisions, established and protected wildlife corridors, budgeted for the largest investment in our Nation’s history for National Parks, increased public access for recreation and traditional use, and was the principle architect of the American Energy “Dominance” policy. President Trump accepted his resignation in 2019 after 31 years of public service. He has also served as a managing partner of Continental Divide International, LCC, Double Tap, LLC, and Snowfrog LLC. The Honorable Ryan Zinke is the author of American Commander and serves on numerous advisor boards in energy, cybersecurity, and national defense. He holds an MBA in Finance, an MS in Global Leadership, and a BS in Geology.

Robert W. Schafer, P.GEO, MSC., has been serving as our director since November 2020. He is a registered professional geologist with over 35 years international experience exploring for and discovering mineral deposits, four were producing mines including the Briggs (over one million ounces) and Griffon gold mines in the Western United States and Birkachan (over one million ounces) gold mine in far east Russia, and identifying, evaluating and structuring business transactions globally having worked in more than 80 countries. Currently, Mr. Schafer is the Chief Executive Officer of Eagle Mines Management LLC, a globally active private natural resources corporation, which he founded in 2016. Prior to this, from 2004 to 2015, he served as Executive Vice President of Business Development at Hunter Dickinson Services Inc., a diversified, global mining group. Mr. Schafer also previously served as Vice President, Exploration of Kinross Gold Corporation (NYSE: KGC), a senior gold mining company with a diverse portfolio of mines and projects, from 1996 to 2003. Prior to that, he held senior positions at BHP Minerals and Billiton Metals. Mr. Schafer is the 2020 to 2021 president of the Society for Mining, Metallurgy and Exploration (“SME”). He is also past president and board member of the Prospector & Developers Association of Canada (“PDAC”), past president of the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”), and past president of the Mining and Metallurgical Society of America. He was a member of the board of governors for the U.S. National Mining Hall of Fame and a member of the board of directors of the Canadian Mining Hall of Fame. He is the first person to hold all of these leadership roles in both the U.S. and Canada. Mr. Schafer is also the recipient of the William Lawrence Saunders Gold Medal from AIME, as well as the prestigious Daniel C. Jackling Award and Robert A. Dreyer Award from SME for technical achievements and leadership in the mining industry during his career. He is a fellow of the Society of Economic Geologists, CIM, and SME, and a certified director under Institute of Corporate Directors. Mr. Schafer has served on the board of directors of select mining companies, including his current service on the boards of directors of Amur Minerals Corporation (AIM: AMC), Volcanic Gold Mines Inc. (TSX-V: VG), Temas Resources (CSE: TMAS), United Lithium (CSE: ULTH) and Electric Royalties (TSX-V: ELEC.V). His prior board service includes, Trillium Gold Mines Inc. (TSX-V: TGM), Lincoln Mining (TSX-V: LMG), Renaissance Gold (TSX-V: REN), Trigon Metals (TSX-V: TM), Orex Minerals (TSX -V: REX), Orosur Mining (TSX: OMI), and Cardinal Resources (ASX and TSX: CDV). Robert earned a BS and MS in Geology at Miami University (Ohio) as well as an MS in Mineral Economics and completed studies and research toward a PhD in Geology at the University of Arizona. He also completed the Executive Business Management program at Stanford. Mr. Schafer is qualified to serve on the Board because of his exceptional industry knowledge and experience as well as his extensive experience serving on boards of directors.

Tara Gilfillan has been serving as our director since November 2020. She is a CPA with over 25 years of experience as a financial executive and serial entrepreneur. She is currently the Founder and President of Optimize Group Inc., established in November 2017, a mine-to-mill project development engineering company with offices in three continents. As part of the start-up of Optimize Group Inc. she recently held the position of CFO for Red Pine Exploration Inc. (TSX-V: RPX) from February 2018 to November 2019, and Honey Badger Exploration Inc. (TSX-V: TUF) and MacDonald Mines Exploration Ltd. (TSX-V: BMK) from May 2019 to December 2019. Prior to that she co-founded Halyard Inc. a project engineering company where she was the CFO and VP of Corporate Development from December 2013 to June 2017. Ms. Gilfillan has held senior executive positions including CFO and Controller of several mining companies, CFO, and interim CEO of a global engineering consulting company as well as senior executive positions outside of the mining industry. Ms. Gilfillan is a certified Independent Corporate Director, Director (ICD.D) with over 10 years of board experience including being the Chairperson and Chair of the audit committee of two gold junior mining companies, Honey Badger Exploration Inc. and MacDonald Mines Exploration Ltd. from May 2017 until May 2019. In addition, she held the position of Director of DRA Americas Inc. from November 2009 to June 2013 and has served on several non-profit industry boards. In July 2020, she became a director of the Mining Supplier Trade Association. Ms. Gilfillan is experienced in financial turnarounds, acquisitions, valuations, risk reviews, corporate governance, business and tax strategy, project development, international operations, marketing, and financial reporting for privately held & public companies (US & Canada). She gained her CPA while working at PricewaterhouseCoopers and received a Bachelor of Commerce from Queens University, Ontario Canada. Ms. Gilfillan is qualified to serve on the Board because of her financial expertise coupled with her deep knowledge of the mining industry.

Michael Waldkirch has been serving as our director since January 2021. Mr. Waldkirch is a Chartered Professional Accountant in the U.S. and Canada since 1998 and was the Chief Financial Officer of Gold Standard Ventures Corp. (TSX: GSV) (NYSE American: GSV) in Vancouver, British Columbia, Canada. He has also held the position of Senior Partner with the public accounting firm Michael Waldkirch and Company Inc., Chartered Professional Accountants, in Vancouver, B.C. since 1999. From 1997 to 2011, he held the position of principal with JBH Professional Services Inc., a business consulting firm located in Richmond, B.C. Mr. Waldkirch holds a Bachelor of Arts in Economics from the University of British Columbia. Mr. Waldkirch is qualified to serve on the Board because of his financial expertise coupled with his deep knowledge of the mining industry.

Executive Officers

As of August 26, 2022, the following persons are our executive officers and hold the offices set forth opposite their names:

Name	Age	Position	Officer/ Director Since
George Bee	64	President, Chief Executive Officer and Director	2020
Eric Alexander	55	Chief Financial Officer	2020
Kevin Francis	62	Vice President – Exploration and Technical Services	2021

See “Item 10. Directors, Executive Officers and Corporate Governance—Directors” above for biographical information regarding Mr. Bee.

Eric Alexander has been our Chief Financial Officer since September 2020. Mr. Alexander has over 30 years of corporate, operational and business experience, and over 15 years of mining industry experience. Previously he served as Corporate Controller of Helix Technologies, Inc., a publicly traded software and technology company from April 2019 to September 2020. Prior to that, he served as the Vice President of Finance and Controller of Pershing Gold Corporation, a mining company (formerly NASDAQ: PGLC), from September 2012 until April 2019. Prior to that, Mr. Alexander was the Corporate Controller for Sunshine Silver Mines Corporation, a privately held mining company with exploration and pre-development properties in Idaho and Mexico, from March 2011 to August 2012. He was a consultant to Hein & Associates LLP from August 2012 to September 2012 and a Manager with Hein & Associates LLP from July 2010 to March 2011. He served from July 2007 to May 2010 as the Corporate Controller for Golden Minerals Company (and its predecessor, Apex Silver Mines Limited), a publicly traded mining company with operations and exploration activities in South America and Mexico. In addition to his direct experience in the mining industry, he has also held the position of Senior Manager with the public accounting firm KPMG LLP, focusing on mining and energy clients. Mr. Alexander has a B.S. in Business Administration (concentrations in Accounting and Finance) from the State University of New York at Buffalo and is also a licensed CPA.

Kevin Francis has been our Vice President – Exploration and Technical Services since July 2021. Mr. Francis has held many senior roles within the mining industry, including VP of Project Development for Aurcana Corporation, VP of Technical Services for Oracle Mining Corporation, VP of Resources for NovaGold Resources and Principal Geologist for AMEC Mining and Metals. Most recently, he consulted to U.S. Gold Corp. as Principal of Mineral Resource Management LLC, a consultancy providing technical leadership to the mining industry, as well as through his association with Gustavson Associates (a member of WSP) since September 2020. Mr. Francis currently serves on the board of directors of Texas Mineral Resources Corp. (OTC: TMRC). Mr. Francis is a “qualified person” as defined by SEC S-K 1300 and Canadian NI 43-101 reporting standards and holds both an M.S. degree and a B.A. in geology from the University of Colorado.

Family Relationships

There are no family relationships among our executive officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and stockholders who own more than 10% of our stock to file forms with the SEC to report their ownership of our stock and any changes in ownership. We assist our directors and executive officers by identifying reportable transactions of which it is aware and preparing and filing their forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to us. We have reviewed all forms provided to us. Based on that review and on written information given to use by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year except for one late filing involving Kevin Francis, our Vice President – Exploration and Technical Services.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including the principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions. The full text of our code of ethics can be found on the Corporate Governance page on our website at www.usgoldcorp.gold. In the event our Board of Directors approves an amendment to or waiver from any provision of our code of ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

Committees of the Board

Our Board has four standing committees: (1) Audit (the “Audit Committee”), (2) Compensation (the “Compensation Committee”), (3) Nominating and Governance (the “Nominating and Governance Committee) and (4) Technical (the “Technical Committee”). Each of the committees is solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is independent pursuant to the Stock Market Rules (as defined below). Each of the committees operates pursuant to its charter. The committee charters are reviewed annually by the Nominating and Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Governance Committee proposes revisions to the charters. The responsibilities of each committee are described in more detail below. The charters for the three committees are available on our website at www.usgoldcorp.gold by following the link to “Investors” and then to “Corporate Governance.”

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

The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and the Nasdaq Stock Market’s Rules (the “Stock Market Rules). The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that Tara Gilfillan and Michael Waldkirch meet the qualifications of an Audit Committee financial expert as defined by the rules of the SEC. Our Audit Committee currently consists of the following members: Tara Gilfillan, Michael Waldkirch and Robert W. Schafer. Ms. Gilfillan serves as Chairman of the Audit Committee. The Audit Committee is in compliance with Stock Market Rule 5605(2)(A).

Compensation Committee

The Compensation Committee is responsible for:

●	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the Chief Executive Officer;
●	overseeing and administering the Company’s executive compensation plans, including equity-based awards;
●	negotiating and overseeing employment agreements with officers and directors; and
●	overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee. Our Compensation Committee currently consists of the following members: Luke Norman, Robert W. Schafer, Michael Waldkirch and Tara Gilfillan. Mr. Schafer serves as Chairman of the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee meets the additional independence criteria applicable to compensation committee members under SEC rules and the Stock Market Rules. Pursuant to its charter, the Compensation Committee has the authority to delegate its responsibilities to subcommittees if the Compensation Committee determines such delegation would be in the best interest of the Company. In reviewing the compensation of our executive officers other than our Chief Executive Officer, we consider the input of our Chief Executive Officer. The Company paid Bedford Resources Inc. $15,576 to perform a compensation analysis during the fiscal year ended April 30, 2022.

Nominating and Governance Committee

The Nominating and Governance Committee, among other things, is responsible for:

●	reviewing and assessing the development of the executive officers, and considering and making recommendations to the Board regarding promotion and succession issues;
●	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees, and the Board as a whole;
●	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience, including diversity considerations, for the full Board and each committee;
●	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;
●	reviewing, evaluating, and recommending changes to the Company’s corporate governance principles and committee charters;
●	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;
●	overseeing the Company’s compliance program, including the code of conduct; and
●	overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Nominating and Governance Committee. Our Nominating and Governance Committee currently consists of the following members: Robert W. Schafer, Michael Waldkirch and Tara Gilfillan. Mr. Schafer serves as Chairman of the Nominating and Governance Committee.

Technical Committee

The Technical Committee, among other things, is responsible for:

●	assisting management and the Board of Directors in fulfilling its responsibilities regarding the advancement of the Company’s projects, including economic analysis, preparations for mining and such other matters as may be requested.

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Technical Committee. Our Technical Committee currently consists of the following members: George M. Bee, Ryan K. Zinke, Robert W. Schafer and Tara Gilfillan. Mr. Zinke serves as the Chairman of the Technical Committee.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The purpose of this Executive Compensation discussion is to provide information about the material elements of compensation that we pay or award to, or that is earned by: (i) the individual(s) who served as our principal executive officer (“PEO”) during the fiscal year ended April 30, 2022; (ii) our two most highly compensated executive officers, other than the individuals who served as our PEO, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of April 30, 2022, with compensation during such fiscal year of $100,000 or more; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individuals were not serving as executive officers on April 30, 2022. We refer to these individuals as our “named executive officers.” For the fiscal year ended April 30, 2022, other than our PEO, we had two executive officers, Mr. Alexander and Mr. Francis, who received compensation of $100,000 or more.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)		Option awards ($)(3)		All other compensation ($)	Total ($)
George Bee	2022	$300,000	$176,375	$176,375	(4)	$72,000	(6)	$—	$724,750
Chief Executive Officer (PEO)	2021	$225,000	—	$2,242,000	(5)	—		—	$2,467,000

Eric Alexander	2022	$232,000	$119,105	$119,105	(7)	$28,800	(9)	$—	$499,010
Chief Financial Officer (Principal Financial and Accounting Officer)	2021	$135,000	—	$560,500	(8)	—		—	$695,500

Kevin Francis Vice President – Exploration and Technical Services	2022	$172,917	$30,995	$30,995	(10)	$17,600	(11)	$—	$252,507

(1)	The annual bonus for the executives is determined by the Board of Director’s Compensation Committee and subject to annual review and renegotiation. The current bonus targets for each executive as a percentage of base salary are as follows:

●	President and Chief Executive Officer (CEO): 100%, bonus paid in a form to be determined by the Board.
●	Chief Financial Officer (CFO): 100%, bonus paid in a form to be determined by the Board.
●	Vice President – Exploration and Technical Services (VP): 75%, bonus paid in a form to be determined by the Board.

(2)	Represents the aggregate grant date fair value for stock awards granted by us in fiscal years 2022 and 2021 computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 for details as to the assumptions used to determine the fair value of the stock awards.
(3)	Represents the aggregate grant date fair value for options granted by us in fiscal years 2022 and 2021 computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 for details as to the assumptions used to determine the fair value of the option awards.
(4)	Represents restricted stock units covering 25,450 shares granted as long-term incentive compensation on January 24, 2022. The restricted stock units vested immediately on the date of grant.
(5)	Represents restricted stock units covering 200,000 shares granted as long-term incentive compensation on December 9, 2020. 25% vested immediately upon grant and 25% vests annually on the anniversary of the grant-date over the three years ending December 9, 2021 through December 9, 2023.
(6)	Represents stock options covering 15,928 shares granted as long-term incentive compensation on January 24, 2022. 25% vested immediately upon grant and 25% vests annually on the anniversary of the grant-date over the three years ending January 24, 2023 through January 24, 2025.
(7)	Represents restricted stock units covering 17,186 shares granted as long-term incentive compensation on January 24, 2022. The restricted stock units vested immediately on the date of grant.
(8)	Represents restricted stock units covering 50,000 shares granted as long-term incentive compensation on December 9, 2020. 25% vested immediately upon grant and 25% vests annually on the anniversary of the grant-date over the three years ending December 9, 2021 through December 9, 2023.
(9)	Represents stock options covering 6,372 shares granted as long-term incentive compensation on January 24, 2022. 25% vested immediately upon grant and 25% vests annually on the anniversary of the grant-date over the three years ending January 24, 2023 through January 24, 2025.
(10)	Represents restricted stock units covering 4,472 shares granted as long-term incentive compensation on January 24, 2022. The restricted stock units vested immediately on the date of grant.
(11)	Represents stock options covering 3,900 shares granted as long-term incentive compensation on January 24, 2022. 25% vested immediately upon grant and 25% vests annually on the anniversary of the grant-date over the three years ending January 24, 2023 through January 24, 2025.

Narrative Disclosure to Summary Compensation Table

We have entered into employment agreements with each of our Named Executive Officers.

On December 4, 2020, we entered into an employment agreement with our President, Chief Executive Officer and Chairman, George Bee (the “Bee Employment Agreement”). The term of employment commenced on or about October 28, 2020 and is not for a definite period, but rather will continue indefinitely until terminated in accordance with the terms and conditions of the Bee Employment Agreement. Mr. Bee receives a base salary of $300,000 per year. The agreement provides for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the Board and to be paid in cash, stock, or a combination thereof in the discretion of the board. Mr. Bee would also be entitled to receive certain payments upon separation either before or after a change of control, as summarized below in “Potential Payments upon Termination”. Mr. Bee was issued 25,450 restricted stock units and 15,928 stock options as long-term incentive compensation during the year ended April 30, 2022.

On December 4, 2020, we entered into an employment agreement with our Chief Financial Officer, Eric Alexander (the “Alexander Employment Agreement”). The term of employment commenced on or about October 28, 2020 and is not for a definite period, but rather will continue indefinitely until terminated in accordance with the terms and conditions of the Alexander Employment Agreement. Effective September 2021, Mr. Alexander receives a base salary of $240,000 per year. The agreement provides for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the Board and to be paid in cash, stock, or a combination thereof in the discretion of the board. Mr. Alexander would also be entitled to receive certain payments upon separation either before or after a change of control, as summarized below in “Potential Payments upon Termination”. Mr. Alexander was issued 17,186 restricted stock units and 6,372 stock options as long-term incentive compensation during the year ended April 30, 2022.

On July 19, 2021, we entered into an employment agreement with our Vice President – Exploration and Technical Services, Kevin Francis (the “Francis Employment Agreement”). The term of employment commenced on or about July 19, 2021 and is not for a definite period, but rather will continue indefinitely until terminated in accordance with the terms and conditions of the Francis Employment Agreement. Effective September 2021, Mr. Francis receives an annual base salary of $220,000 per year. The agreement provides for a bonus in an amount up to 75% of the base salary, to be awarded in the discretion of the Board and to be paid in cash, stock, or a combination thereof in the discretion of the board. Mr. Francis would also be entitled to receive certain payments upon separation either before or after a change of control, as summarized below in “Potential Payments upon Termination”. Mr. Francis was issued 4,472 restricted stock units and 3,900 stock options as long-term incentive compensation during the year ended April 30, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended April 30, 2022, to each of our named executive officers during the 2022 fiscal year.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
George Bee	3,982	11,946	$6.93	01/24/2027	100,000	(1)	$1,121,000
Eric Alexander	1,593	4,779	$6.93	01/24/2027	25,000	(2)	$280,250
Kevin Francis	975	2,925	$6.93	01/24/2027	11,492	(3)	$112,502

(1)	The restricted stock unit awards vests 25% on the date of grant, and 25% on the first, second and third anniversaries of the date of grant, subject to certain restrictions and conditions set forth in the 2020 Stock Plan.
(2)	The restricted stock unit awards vests 25% on the date of grant, and 25% on the first, second and third anniversaries of the date of grant, subject to certain restrictions and conditions set forth in the 2020 Stock Plan.
(3)	The restricted stock unit awards vests 25% on the date of grant, and 25% on the first, second and third anniversaries of the date of grant, subject to certain restrictions and conditions set forth in the 2020 Stock Plan.

Potential Payments upon Termination

Under the Bee Employment Agreement, in the event the following occurs:

●	Termination by us for cause, by Mr. Bee for good reason, or due to Mr. Bee’s disability or death: We shall pay Mr. Bee in a lump sum (i) any unpaid portion of his accrued base salary and unused paid time off; (ii) any amounts payable to him pursuant to the terms of any retirement or welfare benefit plan, and (iii) any expense reimbursements payable pursuant to our reimbursement policy (the “Bee Accrued Obligations”). Unvested equity grants shall be forfeited as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement;

●	Termination by us without cause or by Mr. Bee for good reason outside of change in control period: In addition to the Bee Accrued Obligations, Mr. Bee shall be entitled to receive a lump-sum severance payment in an amount equal to the sum of his then in effect annual base salary and a portion of his target bonus, calculated at 100% of target performance completion of goals and objectives, prorated for the portion of the calendar year that has passed as of his last day of employment, in each case, less all applicable withholdings and deductions. Any unvested equity grants, any annual long-term incentive awards, or any other equity awards made during the term of Mr. Bee’s employment shall fully and immediately vest (and in the case of options become exercisable), as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement; and

●	Termination by us without cause or by Mr. Bee for good reason within the change in control period: Mr. Bee shall be entitled to receive the payments and benefits provided in the immediately preceding bullet point, except that the amount of the lump-sum severance payment to be paid to Mr. Bee shall instead be equal to the sum of two times his then in effect annual base salary and 100% of his target annual bonus for the year in which the termination occurs. Notwithstanding the foregoing, in the event Mr. Bee’s termination of employment by us without cause or Mr. Bee’s resignation for good reason occurs within the change in control period and at the time of such termination Mr. Bee’s base salary is equal to or less than $500,000, the lump-sum severance payment payable shall instead be equal to the sum of three times Mr. Bee’s then in effect annual base salary and 100% of Mr. Bee’s target annual bonus for the year in which the termination occurs.

Under the Alexander Employment Agreement, in the event the following occurs:

●	Termination by us for cause, by Mr. Alexander for good reason, or due to Mr. Alexander’s disability or death: We shall pay Mr. Alexander in a lump sum (i) any unpaid portion of his accrued base salary and unused paid time off; (ii) any amounts payable to him pursuant to the terms of any retirement or welfare benefit plan, and (iii) any expense reimbursements payable pursuant to our reimbursement policy (the “Alexander Accrued Obligations”). Unvested equity grants shall be forfeited as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement;

●	Termination by us without cause or by Mr. Alexander for good reason outside of change in control period: In addition to the Alexander Accrued Obligations, Mr. Alexander shall be entitled to receive a lump-sum severance payment in an amount equal to the sum of his then in effect annual base salary and a portion of his target bonus, calculated at 100% of target performance completion of goals and objectives, prorated for the portion of the calendar year that has passed as of his last day of employment, in each case, less all applicable withholdings and deductions. Any unvested equity grants, any annual long-term incentive awards, or any other equity awards made during the term of Mr. Alexander’s employment shall fully and immediately vest (and in the case of options become exercisable), as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement; and

●	Termination by us without cause or by Mr. Alexander for good reason within the change in control period: Mr. Alexander shall be entitled to receive the payments and benefits provided in the immediately preceding bullet point, except that the amount of the lump-sum severance payment to be paid to Mr. Alexander shall instead be equal to the sum of two times his then in effect annual base salary and 100% of his target annual bonus for the year in which the termination occurs.

Under the Francis Employment Agreement, in the event the following occurs:

●	Termination by us for cause, by Mr. Francis for good reason, or due to Mr. Francis’s disability or death: We shall pay Mr. Francis in a lump sum (i) any unpaid portion of his accrued base salary and unused paid time off; (ii) any amounts payable to him pursuant to the terms of any retirement or welfare benefit plan, and (iii) any expense reimbursements payable pursuant to our reimbursement policy (the “Francis Accrued Obligations”). Unvested equity grants shall be forfeited as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement;

●	Termination by us without cause or by Mr. Francis for good reason outside of change in control period: In addition to the Francis Accrued Obligations, Mr. Francis shall be entitled to receive a lump-sum severance payment in an amount equal to the sum of his then in effect annual base salary and a portion of his target bonus, calculated at 100% of target performance completion of goals and objectives, prorated for the portion of the calendar year that has passed as of his last day of employment, in each case, less all applicable withholdings and deductions. Any unvested equity grants, any annual long-term incentive awards, or any other equity awards made during the term of Mr. Francis’s employment shall fully and immediately vest (and in the case of options become exercisable), as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement; and

●	Termination by us without cause or by Mr. Francis for good reason within the change in control period: Mr. Francis shall be entitled to receive the payments and benefits provided in the immediately preceding bullet point, except that the amount of the lump-sum severance payment to be paid to Mr. Francis shall instead be equal to the sum of one and a half times his then in effect annual base salary and 100% of his target annual bonus for the year in which the termination occurs.

Director Compensation

The Compensation Committee periodically evaluates the compensation of directors and recommends compensation changes to the Board as appropriate. We currently pay members of our Board $6,000 per quarter in cash and compensate the Board through the issuance of restricted stock units. Until November 9, 2021, we also compensated our Board through the issuance of stock option awards and restricted stock. Our Audit Committee chair receives $2,500 per quarter in cash and all other committee chairs receive $2,000 per quarter in cash. These arrangements compensate our directors for their Board responsibilities while aligning their interests with the long-term interests of our stockholders. Directors who are employees of the Company receive no additional cash compensation or equity compensation for serving on the Board.

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

The following table sets forth information concerning director compensation during the fiscal year ended April 30, 2022 paid or provided to each of our non-employee directors who served in such capacity at any time during the most recent fiscal year. Other than as set forth in the table, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Ryan K. Zinke(3)	$32,000	$74,000	$24,000	$36,000	$166,000
Robert W. Schafer(4)	$40,000	$24,000	$24,000	$-	$88,000
Tara Gilfillan(5)	$34,000	$24,000	$24,000	$-	$82,000
Michael Waldkirch(6)	$24,000	$24,000	$24,000	$-	$72,000

(1)	Represents the aggregate grant date fair value for stock awards granted by us in fiscal year 2022 computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 for details as to the assumptions used to determine the fair value of the stock awards.
(2)	Represents the aggregate grant date fair value for options granted by us in fiscal year 2022 computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 for details as to the assumptions used to determine the fair value of the option awards.
(3)	Concurrent with the appointment of Mr. Zinke to our Board of Directors, we retained Mr. Zinke as a consultant, and pursuant to such arrangement, Mr. Zinke provided certain consulting services under the terms of a one-year consulting agreement (the “Consulting Agreement”). Effective April 16, 2019, the Consulting Agreement was expanded, to which Mr. Zinke provided certain consulting services to us, including investor relations and governmental relations services. On January 7, 2021, we entered into another one-year consulting agreement (the “January 2021 Agreement”) with Mr. Zinke, which was again extended on January 6, 2022 (the “January 2022 Agreement”). Pursuant to the January 2022 Agreement, Mr. Zinke will provide services related to investor and strategic introductions to potential industry partners and assistance with government relations. In consideration for the services, Mr. Zinke will be paid an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000, paid $3,000 per month. In January 2022, we issued 3,222 shares of common stock pursuant to the January 2022 Agreement. We paid a total of $86,000 in cash and shares for consulting fees to Mr. Zinke during the year ended April 30, 2022. As of April 30, 2022, Mr. Zinke had outstanding options to purchase 5,310 shares of our common stock and outstanding restricted stock unit awards of 7,927 shares of our common stock.
(4)	As of April 30, 2022, Mr. Schafer had outstanding options to purchase 5,310 shares of our common stock and outstanding restricted stock unit awards of 7,927 shares of our common stock.
(5)	As of April 30, 2022, Ms. Gilfillan had outstanding options to purchase 5,310 shares of our common stock and outstanding restricted stock unit awards of 7,927 shares of our common stock.
(6)	As of April 30, 2022, Mr. Waldkirch had outstanding options to purchase 5,310 shares of our common stock and outstanding restricted stock unit awards of 7,409 shares of our common stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

On August 6, 2019, the Board approved and adopted, subject to stockholder approval, the U.S. Gold Corp. 2020 Stock Incentive Plan (the “2020 Stock Plan”). The 2020 Stock Plan reserves 1,167,095 shares for future issuance to officers, directors, employees and contractors as directed from time to time by the Compensation Committee. The Board directed that the 2020 Stock Plan be submitted to the Company’s stockholders for their approval at the 2019 Annual Meeting of Stockholders of the Company (the “2019 Annual Meeting”), which was held on September 18, 2019. The 2020 Stock Plan was approved by a vote of stockholders at the 2019 Annual Meeting.

Equity Compensation Plan Information (as of April 30, 2022)

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	589,462	$11.65	577,633
Equity compensation plans not approved by security holders	—	—	—
Total	589,462	$11.65	577,633

Share Ownership Table

The following table sets forth certain information, as of August 26, 2022, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s executive officers and directors as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned and addresses are c/o U.S. Gold Corp., 1910 East Idaho Street, Suite 102-Box 604, Elko, Nevada 89801. For each director, each executive officer named in the table and our directors and executive officers as a group, percentage of common stock ownership is based on 8,349,843 shares of common stock issued and outstanding as of August 26, 2022. For each owner of more than 5% of our common stock, the percentage of ownership is as of August 26, 2022, unless otherwise indicated.

	Amount of Beneficial Ownership of Common Stock(1,2)
Name of Beneficial Owner	Number	Percent
Luke Norman(3)	453,828	5.34%

George Bee(4)	168,829	2.02%

Robert W. Schafer(5)	114,757	1.37%

Tara Gilfillan(6)	13,237	*

Ryan K. Zinke(7)	30,861	*

Michael Waldkirch(8)	19,450	*

Eric Alexander(9)	3,903	*

Kevin Francis(10)	1,437	*

Current Directors and Executive Officers as a group (8 persons)	806,302	9.41%

Phoenix Gold Fund Ltd(11)	628,652	7.42%

* Less than 1%.

(1)	The number of shares has been adjusted to reflect the reverse 1-for-10 reverse stock split effective March 17, 2020.
(2)	Beneficial ownership includes all stock options, warrants and restricted awards held by a shareholder that are currently exercisable or exercisable within 60 days of August 26, 2022.
(3)	Includes: (i) 297,098 unrestricted shares of common stock, (ii) 3,463 shares of common stock underlying vested restricted stock units, (iii) options to purchase 5,310 shares of common stock, all of which are currently exercisable and (iv) warrants to purchase 147,957 shares of common stock, all of which are currently exercisable. Mr. Norman has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(4)	Includes: (i) 164,077 unrestricted shares of common stock, (ii) options to purchase 15,928 shares of common stock, of which 3,982 are currently exercisable and (iii) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Excludes: (i) 125,450 shares of common stock underlying vested restricted stock units which are issuable upon Mr. Bee’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances), (ii) 100,000 shares of common stock underlying unvested restricted stock units granted to Mr. Bee which are issuable upon Mr. Bee’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances) and (iii) options to purchase 11,946 shares of common stock. Mr. Bee has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(5)	Includes: (i) 100,750 unrestricted shares of common stock, (ii) 7,927 shares of common stock underlying vested restricted stock units which are issuable upon Mr. Schafer’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances), (iii) options to purchase 5,310 shares of common stock, all of which are currently exercisable and (iv) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Mr. Schafer has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(6)	Includes: (i) 7,927 shares of common stock underlying vested restricted stock units which are issuable upon Ms. Gilfillan’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances) and (ii) options to purchase 5,310 shares of common stock, all of which are currently exercisable. Ms. Gilfillan has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(7)	Includes: (i) 16,854 unrestricted shares of common stock, (ii) 7,927 shares of common stock underlying vested restricted stock units which are issuable upon Mr. Zinke’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances), (iii) options to purchase 5,310 shares of common stock, all of which are currently exercisable and (iv) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Mr. Zinke has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(8)	Includes: (i) 6,154 unrestricted shares of common stock, (ii) 7,409 shares of common stock underlying vested restricted stock units which are issuable upon Mr. Waldkirch’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances), (iii) options to purchase 5,310 shares of common stock, all of which are currently exercisable and (iv) warrants to purchase 577 shares of common stock, all of which are currently exercisable. Mr. Waldkirch has no voting rights with respect to the restricted stock units, the stock options or the warrants until the underlying shares are issued.
(9)	Includes: (i) 1,540 unrestricted shares of common stock, (ii) options to purchase 6,372 shares of common stock, of which 1,593 are currently exercisable and (iii) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Excludes: (i) 42,186 shares of common stock underlying vested restricted stock units which are issuable upon Mr. Alexander’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances), (ii) 25,000 shares of common stock underlying unvested restricted stock units granted to Mr. Alexander which are issuable upon Mr. Alexander’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances) and (iii) options to purchase 4,779 shares of common stock. Mr. Alexander has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(10)	Includes: (i) 308 unrestricted shares of common stock, (ii) options to purchase 3,900 shares of common stock, of which 975 are currently exercisable and (iii) warrants to purchase 154 shares of common stock, all of which are currently exercisable. Excludes: (i) 12,133 shares of common stock underlying vested restricted stock units which are issuable upon Mr. Francis’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances), (ii) 7,661 shares of common stock underlying unvested restricted stock units granted to Mr. Francis which are issuable upon Mr. Francis’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances) and (iii) options to purchase 2,925 shares of common stock. Mr. Francis has no voting rights with respect to the restricted stock units until the underlying shares are issued.
(11)	Includes: (i) 429,819 unrestricted shares of common stock reported in the Schedule 13 G/A filed with the SEC on January 4, 2022 (the “Phoenix SC 13 G/A”), (ii) 77,000 unrestricted shares of common stock and (iii) warrants to purchase 121,833 shares of common stock, all of which are currently exercisable. The business address of the beneficial owner as disclosed in the Phoenix SC 13 G/A is Suite 10.3, West Wing, Rohas PureCircle, No. 9 Jalan P.Ramlee, 50250 Kuala Lumpur, Malaysia.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Audit Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules. The Audit Committee has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Audit Committee, the Company expects that the Audit Committee would become fully informed regarding the potential transaction and the interests of the related party and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Audit Committee would only approve a related party transaction that was in the best interests of, and fair to, the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party.

Described below are any transactions during the fiscal years ended April 30, 2022 and 2021 and any currently proposed transactions to which the Company was a party in which the amounts involved exceeded, or will exceed, the lower of either $120,000 or 1% of the average of our total assets at the year-end for the last two completed fiscal years.

Apart from any transactions disclosed herein and the agreements with our executive officers as disclosed under “Executive Officers—Narrative Disclosure to Summary Compensation Table”, no such transaction was entered into with any related person during the last two fiscal years. Such transactions were entered into and will be entered into only if found to be in our best interest and approved in accordance with our Code of Ethics, which is available on our website.

For the fiscal year ended April 30, 2022, we entered into the following transactions:

●

On January 7, 2022, we extended (the “January 2022 Extension”) the January 2021 Agreement (as defined below) for an additional year. The remuneration described in the January 2021 Agreement remained the same. The January 2022 Extension with Ryan K. Zinke, a director, is to provide services related to investor and strategic introductions to potential industry partners and assistance with government relations. In consideration for the services provided pursuant to the January 2022 Extension, Mr. Zinke will be paid an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000, paid $3,000 per month. In January 2022, we issued 5,814 shares of common stock pursuant to the January 2022 Extension. We paid a total of $86,000 in cash and shares for consulting fees to Mr. Zinke during the year ended April 30, 2022.

●	On March 10, 2021, we entered into a consulting agreement (the “March 2021 Agreement”) with Luke Norman pursuant to which Mr. Norman is to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships to add shareholder value. On March 10, 2022, we extended the March 2021 Agreement for an additional 12 months (the “March 2022 Extension”). The terms of the March 2022 Extension remain the same as stipulated in the March 2021 Agreement. In consideration for the services provided pursuant to the March 2022 Extension, Mr. Norman will be paid an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000 and cash payments of $120,000, paid $10,000 per month. In March 2022, we issued 14,286 shares of common stock pursuant to the extension of the March 2021 Agreement. We paid a total of $250,000 in cash and shares for consulting fees to Mr. Norman during the year ended April 30, 2022.

For the fiscal year ended April 30, 2021, we entered into the following transactions:

●	On January 7, 2021, we entered into a one-year consulting agreement (“January 2021 Agreement”) with Ryan K. Zinke, a director, to provide services related to investor and strategic introductions to potential industry partners and assistance with government relations. In consideration for the services, Mr. Zinke will be paid an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000, paid $3,000 per month. In January 2021, we issued 3,222 shares of common stock pursuant to the January 2021 Agreement. We paid a total of $65,750 in cash and shares for consulting fees to Mr. Zinke during the year ended April 30, 2021.

●

On September 16, 2020, we and David Rector, our former Chief Operating Officer, agreed by mutual understanding, that Mr. Rector’s employment as an officer and employee of the Company was terminated, effective as of October 31, 2020. In connection with Mr. Rector’s departure, we entered into a General Release and Severance Agreement with Mr. Rector, pursuant to which Mr. Rector provided certain transition services to us from the Separation Date until December 31, 2020. We paid consulting fees to Mr. Rector of $30,000 in cash after his termination.

●	On March 19, 2021, we and Edward Karr, the Company’s former Executive Chairman, agreed by mutual understanding, that Mr. Karr’s employment as an officer and employee, and his service as a member of the board of directors, of the Company was terminated, effective March 19, 2021. In connection with Mr. Karr’s departure, we entered into a General Release and Severance Agreement (the “Karr Separation Agreement”) with Mr. Karr, as amended, pursuant to which Mr. Karr provided certain transition services to us through the Separation Date (as defined in the Karr Separation Agreement). Pursuant to the Karr Separation Agreement, Mr. Karr was entitled to receive any equity awards granted to Mr. Karr by us. Additionally, on March 19, 2021, we entered into a one-year agreement (“March 2021 Agreement”) for general corporate advisory services to be provided by Mr. Karr for an annual fee of $180,000 consisting of shares of the Company’s common stock with a value of $60,000 and cash payments of $120,000 payable $10,000 per month. We paid consulting fees to Mr. Karr of $13,871 in cash during the year ended April 30, 2021.

Independence of Directors

Our Board is currently comprised of six members, four of whom are independent directors. The Board, upon recommendation of the Nominating and Governance Committee, unanimously determined that each of Messrs. Zinke, Schafer and Waldkirch and Ms. Gilfillan is “independent,” as such term is defined in the Stock Market Rules.

The definition of “independent director” included in the Stock Market Rules includes a series of objective tests, such as that the director is not an employee of the Company, has not engaged in various types of specified business dealings with the Company, and does not have an affiliation with an organization that has had specified business dealings with the Company. Consistent with the Company’s corporate governance principles, the Board’s determination of independence is made in accordance with the Stock Market Rules, as the Board has not adopted supplemental independence standards. As required by the Stock Market Rules, the Board also has made a subjective determination with respect to each director that such director does not have a relationship that, in the opinion of the Board, would interfere with exercising independent judgment in carrying out such director’s responsibilities, even if the director otherwise satisfies the objective independence tests included in the definition of an “independent director” included in the Stock Market Rules.

In determining that each individual who served as a member of the Board is independent, the Board considered (i) relationships and transactions involving directors or their affiliates or immediate family members that would be required to be disclosed as related party transactions and (ii) other relationships and transactions involving directors or their affiliates or immediate family members that did not rise to the level of requiring such disclosure, of which there were none.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the last two fiscal years by the Company’s independent accounting firm, Marcum LLP (“Marcum”):

	2022	2021
Audit Fees (1)	$198,790	$118,693
Audit-related fees (2)	11,330	18,025
Tax fees(3)	-	-
All Other Fees(4)	-	-
Total fees	$210,120	$136,718

(1) Audit Fees: Audit fees paid to Marcum for professional services associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, statutory and subsidiary audits required in certain locations, consultations concerning financial accounting and reporting standards, and regulatory filings.

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

Audit Committee Pre-approval Policies and Procedures

Our Audit Committee assists the Board of Directors in overseeing and monitoring the integrity of our financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board of Directors, which is available on our website at www.usgoldcorp.gold. The Audit Committee is responsible for selecting, retaining and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board of Directors for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year 2022, the Audit Committee took the following actions:

●	reviewed and discussed the audited financial statements for the fiscal year ended April 30, 2022 with management and Marcum, our independent public accountant;

●	discussed with Marcum the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit; and

●	received written disclosures and the letter from Marcum regarding its independence as required by applicable requirements of the PCAOB regarding Marcum communications with the Audit Committee and the Audit Committee further discussed with Marcum its independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

Our Audit Committee approved all services that our independent accountant provided to us in the past two fiscal years.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

EXHIBIT INDEX

2.1	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.2	Certificate of Amendment to Articles of Incorporation dated July 6, 2016. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.4	Certificate of Designations, Preferences and Rights of 0% Series B Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.5	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series D Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.6	Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001- 08266 on May 26, 2017.

3.7	Amended and Restated Bylaws. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 23, 2016.

3.8	Certificate of Designations, Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series F Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

3.9	Certificate of Amendment of Articles of Incorporation of U.S. Gold Corp. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 19, 2020.

3.10	Certificate of Designation of 0% Series G Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 30, 2020.

3.11	Certificate of Amendment to Articles of Incorporation dated May 2, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on May 5, 2017.

3.12	Certificate of Designations of Series H Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

3.13	Certificate of Designations of Series I Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to the Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

4.2	Form of Class A Warrant Certificate. Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.3	Description of Securities. Incorporated by reference from Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

4.4	Form of Common Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 28, 2021.

4.5	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

10.1	2014 Equity Incentive Plan. Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10.2	2017 Equity Incentive Plan. Incorporated by reference from Appendix A to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on July 31, 2017, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 12, 2017.

10.3	Consulting Agreement dated January 7, 2021 by and between Ryan K. Zinke and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

10.4	Employment Agreement dated December 4, 2020 by and between George Bee and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.5	Employment Agreement dated December 4, 2020 by and between Eric Alexander and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.6	Employment Agreement dated July 19, 2021 by and between Kevin Francis and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on July 19, 2021.

10.7	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on September 24, 2019.

10.8	First Amendment to the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporate by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on November, 10, 2020.

10.9	Form of Leak-Out Agreement. Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.

10.10	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.11	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.12	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.13	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

10.14	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

10.15	Consulting Agreement dated March 10, 2021 by and between Luke Norman and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 24, 2022.

21.1	List of Subsidiaries. Incorporated by reference from Exhibit 21.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, SEC file number 333-239146, on June 12, 2020.

23.1	Consent of Marcum LLP. Incorporated by reference from Exhibit 23.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 15, 2022.

23.2	Consent of Gustavson Associates (a member of WSP Global Inc.).

23.3

Consent of John A. Wells. Incorporated by reference from Exhibit 23.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 15, 2022.

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

U.S. GOLD CORP.

Date: August 29, 2022	By:	/s/ George M. Bee
George M. Bee
President and Chief Executive Officer (Principal Executive Officer)

Date: August 29, 2022	By:	/s/ Eric Alexander
Eric Alexander
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2022	By:	/s/ Luke Norman
Luke Norman, Director and Chairman

Date: August 29, 2022	By:	/s/ George M. Bee
George M. Bee, Director

Date: August 29, 2022	By:	/s/ Tara Gilfillan
Tara Gilfillan, Director

Date: August 29, 2022	By:	/s/ Robert W. Schafer
Robert W. Schafer, Director

Date: August 29, 2022	By:	/s/ Michael Waldkirch
Michael Waldkirch, Director

Date: August 29, 2022	By:	/s/ Ryan K. Zinke
Ryan K. Zinke, Director

