Form 10-Q
period 2022-07-31
U.S. GOLD CORP.
filed 2022-09-14
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of September 12, 2022, there were 8,349,843 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to (i) the preliminary feasibility study for the CK Gold Project, including mineral resources, mineral reserves, mine life, anticipated capital requirements, projected internal rates of return and potential upside considerations, (ii) timing for submission of permits and regulatory approval for the CK Gold Project; (iii) the ability of available cash reserves at July 31, 2022 to be sufficient for greater than the next twelve months; and (iv) other statements regarding our financial condition and budgeted spending for 2023.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth in, or incorporate by reference in this report, including:

●	the timing, duration and overall impact of the COVID-19 pandemic on our business and exploration activities;
●	deviations from the projections set forth in the prefeasibility study for the CK Gold Project due to unanticipated variations in grade, unexpected challenges with potential mining of the deposit, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs, or delays in our permitting plans;
●	the strength of the world economies;
●	fluctuations in interest rates;
●	changes in governmental rules and regulations or actions taken by regulatory authorities;
●	the impact of geopolitical events and other uncertainties, such as the conflict in Ukraine;
●	our ability to maintain compliance with the NASDAQ Capital Market’s (the “NASDAQ”) listing standards;
●	volatility in the market price of our common stock;
●	our ability to fund our business with our current cash reserves based on our currently planned activities;
●	our ability to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	our expected cash needs and the availability and plans with respect to future financing;
●	our ability to retain key management and mining personnel necessary to successfully operate and grow our business; and
●	the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2022.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2022	2022

ASSETS
CURRENT ASSETS:
Cash	$6,317,707	$9,111,512
Prepaid expenses and other current assets	869,849	787,902

Total current assets	7,187,556	9,899,414

NON - CURRENT ASSETS:
Property, net	338,337	349,917
Reclamation bond deposit	832,509	832,509
Operating lease right-of-use asset, net	51,341	64,064
Mineral rights	16,356,862	16,356,862

Total non - current assets	17,579,049	17,603,352

Total assets	$24,766,605	$27,502,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,044,193	$1,080,405
Operating lease liabilities, current portion	42,832	55,630

Total current liabilities	1,087,025	1,136,035

LONG- TERM LIABILITIES
Warrant liability	1,500,000	2,440,000
Asset retirement obligation	266,470	260,196
Operating lease liabilities, less current portion	8,734	8,734
Total long-term liabilities:	1,775,204	2,708,930

Total liabilities	2,862,229	3,844,965

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; none issued and outstanding as of July 31, 2022 and April 30, 2022)	-	-
Convertible Series G Preferred stock ($0.001 Par Value; 127 Shares Authorized; none issued and outstanding as of July 31, 2022 and April 30, 2022)	-	-
Convertible Series H Preferred stock ($0.001 Par Value; 106,894 Shares Authorized; none issued and outstanding as of July 31, 2022 and April 30, 2022)	-	-
Convertible Series I Preferred stock ($0.001 Par Value; 921,666 Shares Authorized; none issued and outstanding as of July 31, 2022 and April 30, 2022)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 8,349,843 and 8,349,843 shares issued and outstanding as of July 31, 2022 and April 30, 2022)	8,350	8,350
Additional paid-in capital	81,747,312	81,555,379
Accumulated deficit	(59,851,286)	(57,905,928)

Total stockholders’ equity	21,904,376	23,657,801

Total liabilities and stockholders’ equity	$24,766,605	$27,502,766

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2022	July 31, 2021

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	402,805	390,649
Exploration costs	762,861	1,831,360
Professional and consulting fees	1,325,791	1,075,975
General and administrative expenses	393,901	251,731

Total operating expenses	2,885,358	3,549,715

Loss from operations	(2,885,358)	(3,549,715)

Other income:
Change in fair value of warrant liability	940,000	-

Total other income	940,000	-

Loss before provision for income taxes	(1,945,358)	(3,549,715)

Provision for income taxes	-	-

Net loss	$(1,945,358)	$(3,549,715)

Net loss per common share, basic and diluted	$(0.23)	$(0.50)

Weighted average common shares outstanding - basic and diluted	8,349,843	7,079,751

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2022	-	$-	-	$-	-	$-	-	$-	8,349,843	$8,350	$81,555,379	$(57,905,928)	$23,657,801

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	184,531	-	184,531

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,945,358)	(1,945,358)

Balance, July 31, 2022	-	$-	-	$-	-	$-	-	$-	8,349,843	$8,350	81,747,312	$(59,851,286)	$21,904,376

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2021	-	$-	-	$-	-	$-	-	$-	7,065,621	$7,065	$74,467,686	$(43,975,046)	$30,499,705

Issuance of common stock for prepaid services	-	-	-	-	-	-	-	-	25,000	25	258,475	-	258,500

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	232,443	-	232,443

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,549,715)	(3,549,715)

Balance, July 31, 2021	-	$-	-	$-	-	$-	-	$-	7,090,621	$7,090	$74,958,604	$(47,524,761)	$27,440,933

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2022	July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,945,358)	$(3,549,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,580	7,949
Accretion	6,274	4,934
Amortization of right-of-use asset	12,723	4,280
Stock based compensation	191,933	232,443
Amortization of prepaid stock based expenses	99,250	91,188
Change in fair value of warrant liability	(940,000)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(181,197)	(237,074)
Reclamation bond deposit	-	(114,000)
Accounts payable and accrued liabilities	(36,212)	694,952
Operating lease liability	(12,798)	(4,280)

NET CASH USED IN OPERATING ACTIVITIES	(2,793,805)	(2,869,323)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(3,767)

NET CASH USED IN INVESTING ACTIVITIES	-	(3,767)

NET DECREASE IN CASH	(2,793,805)	(2,873,090)

CASH - beginning of year	9,111,512	13,645,405

CASH - end of period	$6,317,707	$10,772,315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for prepaid services and accrued services	$-	$258,500

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

On August 10, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gold King Acquisition Corp. (“Acquisition Corp.”), a wholly-owned subsidiary of the Company, Northern Panther Resources Corporation (“Northern Panther” or “NPRC”) and the Stockholder Representative named therein, pursuant to which Acquisition Corp. merged with and into NPRC, with NPRC surviving as a wholly-owned subsidiary of the Company.

The Company’s CK Gold property contains proven and probable mineral reserves and accordingly is classified as a development stage property, as defined in subpart 1300 of Regulation S-K (“S-K 1300”) promulgated by the United States Securities and Exchange Commission (“SEC”). None of the Company’s other properties contain proven and probable mineral reserves and all activities are exploratory in nature.

Unless the context otherwise requires, all references herein to the “Company” refer to U.S. Gold Corp. and its consolidated subsidiaries.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the SEC for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of July 31, 2022. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2022, which are contained in the Form 10-K filed on August 15, 2022. The unaudited condensed consolidated balance sheet as of July 31, 2022 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the three months ended July 31, 2022 are not necessarily indicative of the results to be expected for the year ending April 30, 2023.

Use of Estimates and Assumptions

In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, valuation of mineral rights, stock-based compensation, the fair value of common stock, valuation of warrant liability, asset retirement obligations and the valuation of deferred tax assets and liabilities.

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

The Company’s warrant liability for warrants issued in March 2022 (see Note 9) was estimated using a Monte Carlo simulation model using Level 3 inputs.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $869,849 and $787,902 at July 31, 2022 and April 30, 2022, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, drilling fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the periods ended July 31, 2022 and 2021.

Mineral Rights

Costs of leasing, exploring, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred. Where the Company has identified proven and probable mineral reserves on any of its properties, development costs will be capitalized when all the following criteria have been met, a) the Company receives the requisite operating permits, b) completion of a favorable Feasibility Study and c) approval from the Company’s board of director’s authorizing the development of the ore body. Until all these criteria have been met the Company records pre-development costs to expense as incurred.

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

JULY 31, 2022

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

The Company assessed the classification of its outstanding common stock purchase warrants except for the warrants issued in March 2022 (see below) as of the date of issuance and determined that such instruments met the criteria for equity classification under the guidance in ASU 2017-11 “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Feature”. The Company has no outstanding warrants that contain a “down round” feature under Topic 815 of ASU 2017-11.

Warrant Liability

The Company accounts for the 625,000 warrants issued in March 2022 in accordance with the guidance contained in ASC 815 and concluded that the warrants do not meet the criteria for equity treatment and must be recorded as a liability (see Note 9). Accordingly, the Company classifies these warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants is estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period.

Offering Costs

Offering costs incurred consisted of legal, placement agent fees and other costs that were directly related to registered direct offerings. Offering costs were allocated to the separable financial instruments issued in the registered direct offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liability were expensed as incurred, presented as offering costs related to warrant liability in the consolidated statements of operations. Offering costs associated with the sale of common shares were charged against equity.

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

JULY 31, 2022

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

Leases

On May 1, 2019, the Company adopted ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Operating lease right of use assets (“ROU”) represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

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

JULY 31, 2022

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts, provided such contracts had been appropriately accounted for under ASC 606 by the acquiree, rather than recognizing them at their estimated fair value on the acquisition date as required under the existing guidance. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 on a prospective basis, with early adoption permitted. The adoption of this standard did not have a material impact on its unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of July 31, 2022, the Company had cash of approximately $6.3 million, working capital of approximately $6.1 million and an accumulated deficit of approximately $59.9 million. The Company had a net loss and cash used in operating activities of approximately $1.9 million and $2.8 million, respectively, for the three months ended July 31, 2022. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the date of filing the Form 10-Q for the period ended July 31, 2022, the Company has sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives, the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	July 31, 2022	April 30, 2022
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Maggie Creek Project	1,986,607	1,986,607
Challis Gold Project	10,249,632	10,249,632
Total	$16,356,862	$16,356,862

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	July 31, 2022	April 30, 2022
Site costs	$203,320	$203,320
Land	175,205	175,205
Computer equipment	7,265	7,265
Vehicle	39,493	39,493
Total	425,283	425,283
Less: accumulated depreciation	(86,946)	(75,366)
Total	$338,337	$349,917

For the three months ended July 31, 2022 and 2021, depreciation expense amounted to $11,580 and $7,949, respectively, and included in general and administrative expenses as reflected in the accompanying statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold, Keystone and Maggie Creek projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	July 31, 2022	April 30, 2022

Balance, beginning of year	$260,196	$204,615
Addition and changes in estimates	-	33,517
Accretion expense	6,274	22,064
Balance, end of year	$266,470	$260,196

For the three months ended July 31, 2022 and 2021, accretion expense amounted to $6,274 and $4,934, respectively, and included in general and administrative expenses as reflected in the accompanying statements of operations.

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

During the three months ended July 31, 2022 and 2021, lease expense of $14,039 and 5,000 was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	July 31, 2022	April 30, 2022
Operating leases	$51,341	$64,064

Operating Lease liabilities are summarized below:

	July 31, 2022	April 30, 2022
Operating lease, current portion	$42,832	$55,630
Operating lease, long term portion	8,734	8,734
Total lease liability	$51,566	$64,364

The weighted average remaining lease term for the operating leases is 0.92 years and the weighted average incremental borrowing rate is 8.0% at July 31, 2022.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Period ended July 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$14,000	$5,000
Lease assets obtained in exchange for new operating lease liabilities	$-	$37,388

The remaining minimum lease payments under non-cancelable operating leases at July 31, 2022 are as follows:

Year ended April 30, 2023 - remainder	42,000
Year ended April 30, 2024	11,800
Total	$53,800
Less: imputed interest	(2,234)
Total present value of lease liability	$51,566

NOTE 8 — RELATED PARTY TRANSACTIONS

On January 7, 2021, the Company entered into a one-year agreement (“January 2021 Agreement”) with a director providing for an annual consulting fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000, which is paid $3,000 per month. In January 2021, the Company issued 3,222 shares of common stock pursuant to the January 2021 Agreement. The Company and the director mutually agreed to extend the term of the agreement from January 2022 to January 2023 under the same terms as the initial agreement (the “January 2022 Agreement”). In January 2022, the Company issued 5,814 shares of common stock pursuant to the January 2022 Agreement. The Company paid consulting fees to such director of $9,000 in cash during each of the three months ended July 31, 2022 and 2021.

On March 19, 2021, the Company and Edward Karr, the Company’s former Executive Chairman, agreed by mutual understanding, that Mr. Karr’s employment as an officer and employee, and his service as a member of the board of directors, of the Company was terminated, effective March 19, 2021. In connection with Mr. Karr’s departure, the Company entered into a General Release and Severance Agreement with Mr. Karr, as amended, pursuant to which Mr. Karr provided certain transition services to the Company through the Separation Date. Pursuant to the Separation Agreement, Mr. Karr is entitled to receive any equity awards granted to Mr. Karr by the Company. Additionally, on March 19, 2021, the Company entered into a one-year agreement (“March 2021 Agreement”) for general corporate advisory services to be provided by Mr. Karr for an annual fee of $180,000 consisting of shares of the Company’s common stock with a value of $60,000 and cash payments of $120,000, which is paid $10,000 per month. In January 2022, the Company’s board of directors approved the renewal of Mr. Karr’s March 2021 Agreement for an additional year under the same terms as the initial period (the “March 2022 Agreement”). In April 2022, the Company issued 5,168 and 7,353 shares of common stock pursuant to the March 2021 and March 2022 Agreements, respectively. Additionally, on January 24, 2022, the Company issued an aggregate of 13,564 RSU’s and granted 5,310 five-year options to purchase the Company’s common stock to Mr. Karr for consulting services rendered. The Company paid consulting fees to Mr. Karr of $30,000 and $30,000 in cash during the three months ended July 31, 2022 and 2021, respectively.

On March 10, 2021, the Company entered into a one-year consulting agreement (“March 2021 Agreement”) with an individual who subsequently was appointed as a director of the Company on May 18, 2022, providing for an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000 and cash payments of $120,000, which is paid $10,000 per month. The Company and the consultant mutually agreed to extend the term of the agreement from March 2022 to March 2023 under the same terms as the initial agreement (the “March 2022 Agreement”). In April 2022, the Company issued 14,286 shares of common stock pursuant to the March 2022 Agreement. The Company paid consulting fees to such director of $30,000 and $30,000 in cash during the three months ended July 31, 2022 and 2021, respectively. Additionally, as of July 31, 2022, the Company recorded accounts payable and accrued expenses totaling $54,219 due to such director and was included in accounts payable and accrued liabilities.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

NOTE 9 — WARRANT LIABILITY

As of July 31, 2022 and April 30, 2022, the Company’s warrants liability was valued at $1,500,000 and $2,440,000, respectively. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying unaudited condensed consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The Company utilized a Monte Carlo Simulation model to estimate the fair value of the March 2022 warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Initial Measurement

The Company accounted for the 625,000 warrants issued on March 18, 2022 in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and was recorded as a liability. The initial valuation of these warrants were valued at $3,652,000 on March 18, 2022.

The key inputs for the warrant liability were as follows as of July 31, 2022:

Key Valuation Inputs
Expected term (years)	5.13
Annualized volatility	81.7%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	2.70%
Stock price	$4.15
Dividend yield	0.00%
Exercise price	$8.60
Probability of fundamental transaction	85%
Date of fundamental transaction	1.60 years to 5.1 years

The key inputs for the warrant liability were as follows as of April 30, 2022:

Key Valuation Inputs
Expected term (years)	5.39
Annualized volatility	84.2%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	2.92%
Stock price	$5.65
Dividend yield	0.00%
Exercise price	$8.60
Probability of fundamental transaction	85%
Date of fundamental transaction	1.90 years to 5.4 years

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended July 31, 2022:

Warrant Liability
Fair value as of April 30, 2022	$2,440,000
Change in fair value	(940,000)
Fair value as of July 31, 2022	$1,500,000

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

NOTE 10 — STOCKHOLDERS’ EQUITY

As of July 31, 2022, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

Common Stock Issued, Restricted Stock Awards, and RSU’s Granted for Services

Total stock compensation expense for awards issued for services of $184,531 and $232,443 was expensed for the three months ended July 31, 2022 and 2021, respectively. A balance of $1,215,167 remains to be expensed over future vesting periods related to unvested restricted stock units issued for services to be expensed over a weighted average period of 1.39 years. There were 288,742 restricted stock units awarded but unissued into common stock as of July 31, 2022.

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

Stock options

The following is a summary of the Company’s stock option activity during the three months ended July 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2022	148,060	$11.65	2.23
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at July 31, 2022	148,060	11.65	1.98

Options exercisable at end of period	128,410	$12.38
Options expected to vest	19,650	$6.93
Weighted average fair value of options granted during the period		$—

At July 31, 2022 and April 30, 2022, the aggregate intrinsic value of options outstanding and exercisable were de minimis for each period.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $7,402 and $0 for the three months ended July 31, 2022 and 2021, respectively. A balance of $71,547 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 2.48 years.

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of July 31, 2022 and changes during the period ended as presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2022	1,909,262	$9.29	4.38
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at July 31, 2022	1,909,262	9.29	4.13
Class A Warrants:
Balance at April 30, 2022	109,687	11.40	2.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at July 31, 2022	109,687	11.40	1.97
Total Warrants Outstanding at July 31, 2022	2,018,949	$9.41	4.01
Warrants exercisable at end of period	1,393,949	$9.77
Weighted average fair value of warrants granted during the period		$—

As of July 31, 2022, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

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

	July 31, 2022	July 31, 2021
Common stock equivalents:
Restricted stock units	441,402	355,873
Stock options	148,060	95,000
Stock warrants	2,018,949	1,395,509
Total	2,608,411	1,846,382

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

The future minimum lease payments at July 31, 2022 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2023	$2,240
Fiscal 2024	960
$3,200

The Company may renew each lease for a third ten-year term, which will require one annual payment of $3.00 per acre for the first year and $4.00 per acre for each year thereafter.

Maggie Creek option:

The Maggie Creek option agreement grants the Company the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing the Initial Earn-in over a seven-year period for a total payment of $4,500,000. Exploration and development expenses incurred by the Company on the Maggie Creek property satisfy the annual required earn-in payments. To the extent exploration and development expenses do not satisfy the full annual amounts, a cash payment for the difference is required. Additionally, costs incurred over a year’s minimum, may be carried forward to satisfy future years obligations. The Company satisfied the minimum payment required for fiscal 2022 by incurring exploration expenses in excess of $500,000.

The remaining required Initial Earn-in payments as of July 31, 2022 are as follows:

Fiscal 2023	$700,000
Fiscal 2024	1,000,000
Fiscal 2025	1,000,000
Fiscal 2026	1,000,000
$3,700,000

Once the Initial Earn-in has been met, the Company is required to pay an additional $250,000 to the counterparty to vest the Company’s 50% interest in the Maggie Creek property.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

NPRC option:

Pursuant to the Merger, the Company acquired from NPRC a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated in February 2020 which was later amended in June 2020. The Company satisfied the minimum royalty payment of $25,000 for fiscal 2022.

The annual advance minimum royalty payments at July 31, 2022 under the option agreement are as follows, each payment to be made in the beginning on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

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

In consideration for the option rights, lease rights and right of way rights under this Agreement, the Company agreed to grant the Landowner shares of the Company’s common stock worth $50,000, which shares will not vest, or be issued, until the Company executes the Lease. Currently, the Company has not executed the Lease.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K for the year ended April 30, 2022 filed with the Commission.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of July 31, 2022, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three months ended July 31, 2022 and 2021, and our unaudited interim condensed consolidated cash flows for the three months ended July 31, 2022 and 2021. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Summary of Activities for the three months ended July 31, 2022

During the three months ended July 31, 2022, we focused primarily on continued progress in the preparation of our permit to mine application submittal and further engineering studies towards the completion of a feasibility study.

An overview of certain significant events during the quarter ended July 31, 2022 are as follows:

On May 18, 2022, we appointed Luke Norman to serve as non-independent Chairman of our board of directors. In connection with the appointment of Mr. Norman as Chairman, the board of directors expanded from 5 to 6 directors.

We performed test blasting on our CK Gold project to monitor, via geophones, the ground vibrations from the blasts developing “signature waves” to verify the assumptions about the ground and rock mass surrounding the project. The geophones were placed at intervals up to 1200 feet from the blast to measure its effect. The data is being used to confirm the findings that blasting can occur at the project without damage to property or infrastructure.

We released results from 3 core holes completed during our 2021 drilling program. Gold and copper assays from the 2021 drilling program continue to extend anticipated mineralization beyond the mineral resource estimate included in our prefeasibility study.

In June 2022, internationally acclaimed geologist Dr. Richard Sillitoe reviewed the core, consulted with our geologists and conducted a site visit of the CK Gold project. Dr. Sillitoe confirmed that the gold-copper mineralization is of porphyry type and may have expansion opportunities at depth, to the southeast and in other, yet to be discovered, porphyry intrusions since deposits of this type can occur in clusters.

Results of Operations

Three months ended July 31, 2022 compared to the three months ended July 31, 2021:

Net Revenues

We are a development stage company with no operations, and we generated no revenues for the three months ended July 31, 2022 and 2021.

Operating Expenses

Total operating expenses for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021, were approximately $2,885,000 and $3,550,000, respectively. The approximate $665,000 decrease in operating expenses for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021, is comprised of (i) an increase in compensation of approximately $12,000 primarily due to increase in cash compensation of $28,000 offset by decrease in stock-based compensation from RSU’s and stock option grants to our officers as compared to prior period of $16,000 (ii) a decrease of approximately $1,068,000 in exploration expenses on our mineral properties due to a decrease in exploration activities in our CK Gold property and also at our Maggie Creek property, (iii) an increase in professional and consulting fees of approximately $250,000 primarily due to increases in general strategic and permitting consulting services of $337,000, increase in legal fees of $31,000, increase in accounting fees of $42,000 offset by decrease in investor relation fees of $160,000 and (iv) an increase in general and administrative expenses of approximately $142,000 due primarily to increases related to insurance, travel, lease expense, advertising expenses and office expenses.

Loss from Operations

We reported loss from operations of approximately $2,885,000 and $3,550,000 for the three months ended July 31, 2022 and 2021, respectively.

Other Income

We reported change in fair value of warrant liability of approximately $940,000 and $0 for the three months ended July 31, 2022 and 2021, respectively.

Net Loss

We reported a net loss of approximately $1,945,000 and $3,550,000 for the three months ended July 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2022 compared to April 30, 2022, and the changes between those periods:

	July 31, 2022	April 30, 2022	Increase (decrease)
Current Assets	$7,187,556	$9,899,414	$(2,711,858)
Current Liabilities	$1,087,025	$1,136,035	$(49,010)
Working Capital	$6,100,531	$8,763,379	$(2,662,848)

As of July 31, 2022, we had working capital of $6,100,531, as compared to working capital of $8,763,379 as of April 30, 2022, a decrease of $2,662,848.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three months ended July 31, 2022 and 2021, we incurred net losses in the amounts of approximately $1.9 million and $3.5 million, respectively. As of July 31, 2022, we had cash of approximately $6.3 million, working capital of approximately $6.1 million, and an accumulated deficit of approximately $59.9 million. As a result of the utilization of cash in our operating activities, and the development of our assets, we have incurred losses since we commenced operations. Our primary source of operating funds since inception has been equity financings. As of July 31, 2022, we have sufficient cash to fund our corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Cash Used in Operating Activities

Net cash used in operating activities totaled $2.8 million and $2.9 million for the three months ended July 31, 2022 and 2021, respectively. Net cash used in operating activities during the three months ended July 31, 2022 decreased primarily due to net changes in accounts payable and accrued liabilities as compared to the three months ended July 31, 2021. Additionally, we expensed approximately $192,000 in stock-based compensation for shares, RSU’s, and stock options issued to officers, employee, and consultants during the three months ended July 31, 2022 as compared to approximately $232,000 for the three months ended July 31, 2021. Net changes of approximately $230,000 in operating assets and liabilities are primarily due to net increases in prepaid expenses and other assets of approximately $181,000 and a decrease of approximately $36,000 in accounts payable to trade vendors.

Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended July 31, 2022 as compared to approximately $3,800 primarily for purchase of property and equipment for the three months ended July 31, 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended July 31, 2022 and 2021 were both $0.

Off-Balance Sheet Arrangements

As of July 31, 2022, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended July 31, 2022. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K, filed with the Commission on August 15, 2022.

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

While present in the Company’s design of internal controls, the Company’s internal controls over financial reporting and disclosure are not written; however, the operation of many controls are in place and are applied on a consistent basis. Company personnel perform controls standards to: 1) approve all Company expenditures, 2) approve and sign contractual obligations, 3) reconcile bank accounts and other general ledger accounts, and 4) many other similar rudimentary controls applied as best practice. Historically, management has concluded that due to the Company’s small size and limited personnel available to perform control functions, the Company is precluded from applying adequate segregation of duties in financial transactions. These are material weaknesses common to companies of similar size and staffing in the Company’s industry. The Company has engaged an independent firm to assist with the design, implementation, documentation and testing of internal controls. The Company expects these material weakness conditions to continue for the foreseeable future, or until significant Company growth results in additional personnel to perform financial functions.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended July 31, 2022 that were not previously reported on a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months ended July 31, 2022, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS.

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer (Furnished not Filed)

32.2*	Section 1350 Certification of Chief Financial Officer (Furnished not Filed)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: September 14, 2022	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2022	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

