Form 10-Q
period 2022-10-31
U.S. GOLD CORP.
filed 2022-12-15
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of December 15, 2022, there were 8,363,663 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to (i) the ability of available cash reserves at October 31, 2022 to be sufficient for greater than the next twelve months; and (ii) royalties to be paid to U.S. Gold Corp. upon future exploration success at the Maggie Creek project.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2022	2022

ASSETS
CURRENT ASSETS:
Cash	$4,204,175	$9,111,512
Prepaid expenses and other current assets	583,971	787,902

Total current assets	4,788,146	9,899,414

NON - CURRENT ASSETS:
Property, net	329,692	349,917
Reclamation bond deposit	832,509	832,509
Operating lease right-of-use asset, net	38,362	64,064
Mineral rights	16,356,862	16,356,862

Total non - current assets	17,557,425	17,603,352

Total assets	$22,345,571	$27,502,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$548,318	$1,080,405
Operating lease liabilities, current portion	38,512	55,630

Total current liabilities	586,830	1,136,035

LONG- TERM LIABILITIES
Warrant liability	1,286,000	2,440,000
Asset retirement obligation	273,003	260,196
Operating lease liabilities, less current portion	-	8,734
Total long-term liabilities:	1,559,003	2,708,930

Total liabilities	2,145,833	3,844,965

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized
Convertible Series F Preferred stock ($0.001 Par Value; 1,250 Shares Authorized; none issued and outstanding as of October 31, 2022 and April 30, 2022)	-	-
Convertible Series G Preferred stock ($0.001 Par Value; 127 Shares Authorized; none issued and outstanding as of October 31, 2022 and April 30, 2022)	-	-
Convertible Series H Preferred stock ($0.001 Par Value; 106,894 Shares Authorized; none issued and outstanding as of October 31, 2022 and April 30, 2022)	-	-
Convertible Series I Preferred stock ($0.001 Par Value; 921,666 Shares Authorized; none issued and outstanding as of October 31, 2022 and April 30, 2022)	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 8,349,843 and 8,349,843 shares issued and outstanding as of October 31, 2022 and April 30, 2022)	8,350	8,350
Additional paid-in capital	81,939,246	81,555,379
Accumulated deficit	(61,747,858)	(57,905,928)

Total stockholders’ equity	20,199,738	23,657,801

Total liabilities and stockholders’ equity	$22,345,571	$27,502,766

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	403,759	377,833	806,564	768,482
Exploration costs	454,735	2,941,071	1,217,596	4,772,431
Professional and consulting fees	936,845	643,511	2,262,636	1,719,486
General and administrative expenses	315,233	330,895	709,134	582,626

Total operating expenses	2,110,572	4,293,310	4,995,930	7,843,025

Loss from operations	(2,110,572)	(4,293,310)	(4,995,930)	(7,843,025)

Other income:
Change in fair value of warrant liability	214,000	-	1,154,000	-

Total other income	214,000	-	1,154,000	-

Loss before provision for income taxes	(1,896,572)	(4,293,310)	(3,841,930)	(7,843,025)

Provision for income taxes	-	-	-	-

Net loss	$(1,896,572)	$(4,293,310)	$(3,841,930)	$(7,843,025)

Net loss per common share, basic and diluted	$(0.23)	$(0.61)	$(0.46)	$(1.10)

Weighted average common shares outstanding - basic and diluted	8,349,843	7,091,249	8,349,843	7,124,215

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE ND SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2022	-	$-	-	$-	-	$-	-	$-	8,349,843	$8,350	$81,555,379	$(57,905,928)	$23,657,801

Stock-based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	184,531	-	184,531

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,945,358)	(1,945,358)

Balance, July 31, 2022	-	-	-	-	-	-	-	-	8,349,843	8,350	81,747,312	(59,851,286)	21,904,376

Stock-based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	184,532	-	184,532

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,896,572)	(1,896,572)

Balance, October 31, 2022	-	$-	-	$-	-	$-	-	$-	8,349,843	$8,350	$81,939,246	$(61,747,858)	$20,199,738

	Preferred Stock - Series F		Preferred Stock - Series G		Preferred Stock - Series H		Preferred Stock - Series I		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2021	-	$-	-	$-	-	$-	-	$-	7,065,621	$7,065	$74,467,686	$(43,975,046)	$30,499,705

Issuance of common stock for prepaid services	-	-	-	-	-	-	-	-	25,000	25	258,475	-	258,500

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	232,443	-	232,443

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,549,715)	(3,549,715)

Balance, July 31, 2021	-	-	-	-	-	-	-	-	7,090,621	7,090	74,958,604	(47,524,761)	27,440,933

Issuance of common stock for services	-	-	-	-	-	-	-	-	5,647	6	47,494	-	47,500

Issuance of common stock for accrued services	-	-	-	-	-	-	-	-	455	1	4,999	-	5,000

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	-	-	-	-	-	-	-	-	184,531	-	184,531

Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,293,310)	(4,293,310)

Balance, October 31, 2021	-	$-	-	$-	-	$-	-	$-	7,096,723	$7,097	$75,195,628	$(51,818,071)	$23,384,654

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	October 31, 2022	October 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,841,930)	$(7,843,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,225	16,107
Accretion	12,807	10,186
Amortization of right-of-use asset	25,702	14,808
Stock based compensation	383,867	464,474
Amortization of prepaid stock based expenses	198,500	182,376
Change in fair value of warrant liability	(1,154,000)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,431	(236,774)
Reclamation bond deposit	-	(114,000)
Accounts payable and accrued liabilities	(532,087)	1,017,229
Operating lease liability	(25,852)	(14,658)

NET CASH USED IN OPERATING ACTIVITIES	(4,907,337)	(6,503,277)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(3,767)

NET CASH USED IN INVESTING ACTIVITIES	-	(3,767)

NET DECREASE IN CASH	(4,907,337)	(6,507,044)

CASH - beginning of year	9,111,512	13,645,405

CASH - end of period	$4,204,175	$7,138,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$-	$5,000
Issuance of common stock for prepaid services	$-	$258,500
Operating lease right-of-use asset and operating lease liability recorded upon adoption of ASC 842	$-	$106,631
Increase in asset retirement cost and obligation	$-	$33,517

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

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

OCTOBER 31, 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of SEC for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of October 31, 2022. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2022, which are contained in the Form 10-K filed on August 15, 2022. The unaudited condensed consolidated balance sheet as of October 31, 2022 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the six months ended October 31, 2022 are not necessarily indicative of the results to be expected for the year ending April 30, 2023.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $583,971 and $787,902 at October 31, 2022 and April 30, 2022, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, drilling fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the periods ended October 31, 2022 and 2021.

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

OCTOBER 31, 2022

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

Warrant Liability

The Company accounts for the 625,000 warrants issued in March 2022 in accordance with the guidance contained in ASC 815. ASC 815 concluded that the warrants do not meet the criteria for equity treatment and must be recorded as a liability (see Note 9). Accordingly, the Company classifies these warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants is estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permits it not to reassess under the standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elects not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Operating lease right of use assets (“ROU”) represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

In June 2022, FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect to early adopt this ASU. The Company does not expect the adoption of this standard to have a significant impact on its unaudited condensed consolidated financial statements.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 31, 2022, the Company had cash of approximately $4.2 million, working capital of approximately $4.2 million and an accumulated deficit of approximately $61.7 million. The Company had a net loss and cash used in operating activities of approximately $3.8 million and $4.9 million, respectively, for the six months ended October 31, 2022. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the date of filing the Form 10-Q for the period ended October 31, 2022, the Company has sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives, the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	October 31, 2022	April 30, 2022
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Maggie Creek Project	1,986,607	1,986,607
Challis Gold Project	10,249,632	10,249,632
Total	$16,356,862	$16,356,862

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	October 31, 2022	April 30, 2022
Site costs	$203,320	$203,320
Land	175,205	175,205
Computer equipment	7,265	7,265
Vehicle	39,493	39,493
Total	425,283	425,283
Less: accumulated depreciation	(95,591)	(75,366)
Total	$329,692	$349,917

For the six months ended October 31, 2022 and 2021, depreciation expense amounted to $20,225 and $16,107, respectively, and included in general and administrative expenses as reflected in the accompanying statements of operations. For the three months ended October 31, 2022 and 2021, depreciation expense amounted to $8,645 and $8,158, respectively, and included in general and administrative expenses as reflected in the accompanying statements of operations.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold, Keystone and Maggie Creek projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	October 31, 2022	April 30, 2022

Balance, beginning of year	$260,196	$204,615
Addition and changes in estimates	-	33,517
Accretion expense	12,807	22,064
Balance, end of year	$273,003	$260,196

For the six months ended October 31, 2022 and 2021, accretion expense amounted to $12,807 and $10,186, respectively, and included in general and administrative expenses as reflected in the accompanying statements of operations. For the three months ended October 31, 2022 and 2021, accretion expense amounted to $6,533 and $5,252, respectively, and included in general and administrative expenses as reflected in the accompanying statements of operations.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

During the six months ended October 31, 2022 and 2021, lease expense of $28,075 and $16,350 was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations. During the three months ended October 31, 2022 and 2021, lease expense of $14,036 and $11,350 was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of-use assets are summarized below:

	October 31, 2022	April 30, 2022
Operating leases	$38,362	$64,064

Operating Lease liabilities are summarized below:

	October 31, 2022	April 30, 2022
Operating lease, current portion	$38,512	$55,630
Operating lease, long term portion	-	8,734
Total lease liability	$38,512	$64,364

The weighted average remaining lease term for the operating leases is 0.67 years and the weighted average incremental borrowing rate is 8.0% at October 31, 2022.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Period ended October 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$28,000	$16,200
Lease assets obtained in exchange for new operating lease liabilities	$-	$106,631

The remaining minimum lease payments under non-cancelable operating leases at October 31, 2022 are as follows:

Year ended April 30, 2023 - remainder	28,000
Year ended April 30, 2024	11,800
Total	$39,800
Less: imputed interest	(1,288)
Total present value of lease liability	$38,512

NOTE 8 — RELATED PARTY TRANSACTIONS

On January 7, 2021, the Company entered into a one-year agreement (“January 2021 Agreement”) with a director providing for an annual consulting fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000, which is paid $3,000 per month. In January 2021, the Company issued 3,222 shares of common stock pursuant to the January 2021 Agreement. The Company and the director mutually agreed to extend the term of the agreement from January 2022 to January 2023 under the same terms as the initial agreement (the “January 2022 Agreement”). In January 2022, the Company issued 5,814 shares of common stock pursuant to the January 2022 Agreement. The Company paid consulting fees to such director of $18,000 in cash during each of the six months ended October 31, 2022 and 2021. The Company paid consulting fees to such director of $9,000 in cash during each of the three months ended October 31, 2022 and 2021.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

On March 19, 2021, the Company and Edward Karr, the Company’s former Executive Chairman, agreed by mutual understanding, that Mr. Karr’s employment as an officer and employee, and his service as a member of the board of directors, of the Company was terminated, effective March 19, 2021. In connection with Mr. Karr’s departure, the Company entered into a General Release and Severance Agreement with Mr. Karr, as amended, pursuant to which Mr. Karr provided certain transition services to the Company through the Separation Date. Pursuant to the Separation Agreement, Mr. Karr is entitled to receive any equity awards granted to Mr. Karr by the Company. Additionally, on March 19, 2021, the Company entered into a one-year agreement (the “Karr March 2021 Agreement”) for general corporate advisory services to be provided by Mr. Karr for an annual fee of $180,000 consisting of shares of the Company’s common stock with a value of $60,000 and cash payments of $120,000, which is paid $10,000 per month. In January 2022, the Company’s board of directors approved the renewal of the Karr March 2021 Agreement for an additional year under the same terms as the initial period (the “Karr March 2022 Agreement”). In April 2022, the Company issued 5,168 and 7,353 shares of common stock pursuant to the Karr March 2021 and March 2022 Agreements, respectively. Additionally, on January 24, 2022, the Company issued an aggregate of 13,564 RSU’s and granted 5,310 five-year options to purchase the Company’s common stock to Mr. Karr for consulting services rendered. The Company paid consulting fees to Mr. Karr of $60,000 in cash during each of the six months ended October 31, 2022 and 2021. The Company paid consulting fees to Mr. Karr of $30,000 in cash during each of the three months ended October 31, 2022 and 2021.

On March 10, 2021, the Company entered into a one-year consulting agreement (“March 2021 Agreement”) with an individual who subsequently was appointed as a director of the Company on May 18, 2022, providing for an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000 and cash payments of $120,000, which is paid $10,000 per month. The Company and the consultant mutually agreed to extend the term of the agreement from March 2022 to March 2023 under the same terms as the initial agreement (the “March 2022 Agreement”). In April 2022, the Company issued 14,286 shares of common stock pursuant to the March 2022 Agreement. The Company paid consulting fees to such director of $60,000 in cash during each of the six months ended October 31, 2022 and 2021. The Company paid consulting fees to such director of $30,000 in cash during each of the three months ended October 31, 2022 and 2021. Additionally, as of October 31, 2022, the Company recorded accounts payable and accrued expenses totaling $73,372 due to such director and was included in accounts payable and accrued liabilities.

NOTE 9 — WARRANT LIABILITY

As of October 31, 2022 and April 30, 2022, the Company’s warrants liability was valued at $1,286,000 and $2,440,000, respectively. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying unaudited condensed consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The Company utilized a Monte Carlo Simulation model to estimate the fair value of the March 2022 warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Initial Measurement

The Company accounted for the 625,000 warrants issued on March 18, 2022 in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and was recorded as a liability. The initial valuation of these warrants were valued at $3,652,000 on March 18, 2022.

The key inputs for the warrant liability were as follows as of October 31, 2022:

Key Valuation Inputs
Expected term (years)	4.88
Annualized volatility	81.2%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	4.29%
Stock price	$3.69
Dividend yield	0.00%
Exercise price	$8.60
Probability of fundamental transaction	85%
Date of fundamental transaction	1.4 years to 4.9 years

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

The key inputs for the warrant liability were as follows as of April 30, 2022:

Key Valuation Inputs
Expected term (years)	5.39
Annualized volatility	84.2%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	2.92%
Stock price	$5.65
Dividend yield	0.00%
Exercise price	$8.60
Probability of fundamental transaction	85%
Date of fundamental transaction	1.90 years to 5.4 years

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the six months ended October 31, 2022:

Warrant Liability
Fair value as of April 30, 2022	$2,440,000
Change in fair value	(1,154,000)
Fair value as of October 31, 2022	$1,286,000

NOTE 10 — STOCKHOLDERS’ EQUITY

As of October 31, 2022, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

Common Stock Issued, Restricted Stock Awards, and RSU’s Granted for Services

Total stock compensation expense for awards issued for services of $369,063 and $416,974 was expensed for the six months ended October 31, 2022 and 2021, respectively. Total stock compensation expense for awards issued for services of $184,532 and $184,531 was expensed for the three months ended October 31, 2022 and 2021, respectively. A balance of $1,030,635 remains to be expensed over future vesting periods related to unvested restricted stock units issued for services to be expensed over a weighted average period of 1.14 years. There were 288,742 restricted stock units awarded but unissued into common stock as of October 31, 2022.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

Stock options

The following is a summary of the Company’s stock option activity during the six months ended October 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2022	148,060	$11.65	2.23
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at October 31, 2022	148,060	11.65	1.74

Options exercisable at end of period	128,410	$12.38
Options expected to vest	19,650	$6.93
Weighted average fair value of options granted during the period		$—

At October 31, 2022 and April 30, 2022, the aggregate intrinsic value of options outstanding and exercisable were de minimis for each period.

Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $14,804 and $0 for the six months ended October 31, 2022 and 2021, respectively. Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $7,402 and $0 for the three months ended October 31, 2022 and 2021, respectively. A balance of $64,145 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 2.23 years.

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of October 31, 2022 and changes during the period ended as presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2022	1,909,262	$9.29	4.38
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2022	1,909,262	9.29	3.88
Class A Warrants:
Balance at April 30, 2022	109,687	11.40	2.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2022	109,687	11.40	1.72
Total Warrants Outstanding at October 31, 2022	2,018,949	$9.41	3.76
Warrants exercisable at end of period	2,018,949	$9.41
Weighted average fair value of warrants granted during the period		$—

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

As of October 31, 2022, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

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

	October 31, 2022	October 31, 2021
Common stock equivalents:
Restricted stock units	441,402	354,757
Stock options	148,060	95,000
Stock warrants	2,018,949	1,368,246
Total	2,608,411	1,813,003

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

The future minimum lease payments at October 31, 2022 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2023	$2,240
Fiscal 2024	960
$3,200

The Company may renew each lease for a third ten-year term, which will require one annual payment of $3.00 per acre for the first year and $4.00 per acre for each year thereafter.

Maggie Creek option:

The Maggie Creek option agreement grants the Company the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada by completing the Initial Earn-in over a seven-year period for a total payment of $4,500,000. Exploration and development expenses incurred by the Company on the Maggie Creek property satisfy the annual required earn-in payments. To the extent exploration and development expenses do not satisfy the full annual amounts, a cash payment for the difference is required. Additionally, costs incurred over a year’s minimum, may be carried forward to satisfy future years’ obligations. The Company satisfied the minimum payment required for fiscal 2022 by incurring exploration expenses in excess of $500,000.

The remaining required Initial Earn-in payments as of October 31, 2022 are as follows:

Fiscal 2023	$700,000
Fiscal 2024	1,000,000
Fiscal 2025	1,000,000
Fiscal 2026	1,000,000
$3,700,000

Once the Initial Earn-in has been met, the Company is required to pay an additional $250,000 to the counterparty to vest the Company’s 50% interest in the Maggie Creek property. On November 9, 2022, the Company entered into an Assignment and Assumption Agreement whereby the Company assigned its interest in the Maggie Creek option (see Note 13).

NPRC option:

Pursuant to the Merger, the Company acquired from NPRC a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated in February 2020 which was later amended in June 2020. The Company satisfied the minimum royalty payment of $25,000 for fiscal 2022.

The annual advance minimum royalty payments at October 31, 2022 under the option agreement are as follows, each payment to be made on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

Fiscal 2023	$25,000
Fiscal 2024	25,000
Fiscal 2025	25,000
Fiscal 2026	25,000
Fiscal 2027 and thereafter	125,000
$225,000

100% of the advance minimum royalty payments will be applied to the royalty credits.

Exploration Access and Option to Lease Agreement

On August 25, 2021 (“Effective Date”), the Company entered into an Exploration Access and Option to Lease Agreement (the “Agreement”) with a private-party landowner (the “Landowner”) whereby the Landowner granted the Company an option (the “Option”) to lease and right of way on a property located in Laramie County, Wyoming. The Company may exercise the Option for five years (“Option Term”) from the Effective Date. During the Option, the Landowner granted non-exclusive rights (the “Exploration Access Rights”) to the Company to use the surface of the property for an annual exploration and access right payment of $10,000, thirty days after the effective date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised or expires. The Company is also required to pay an annual Option payment of $35,780 for the lease and $6,560 for the right of way within thirty days after the Effective Date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercise by the Company or expires. The Company paid a total of $42,340 for each of the period on September 1, 2021 and September 1, 2022 pursuant to this Agreement.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

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

NOTE 13 — SUBSEQUENT EVENTS

On November 9, 2022, the Company entered into an Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) with and among Orevada Metals, Inc., the Company’s indirectly wholly-owned subsidiary (“Orevada”), Nevada Gold Mines LLC (“NGM”), Orogen Royalties Inc. (“Orogen”) and Renaissance Exploration, Inc., a wholly-owned subsidiary of Orogen (“RenEx”) whereby Orevada assigned its interest in that certain Exploration Earn-In Agreement with RenEx, dated February 19, 2019 (the “Original Earn-In Agreement”), to NGM. Pursuant to the Original Earn-In Agreement, Orevada, by making certain payments and incurring certain exploration expenditures, had the right to earn at least a 50% interest and up to a 70% interest in the Maggie Creek Property, owned by RenEx, in Eureka County, Nevada. Simultaneous with this assignment, NGM and RenEx entered into an Amended and Restated Exploration Earn-In Agreement, pursuant to which NGM can earn a 100% interest in the Maggie Creek Property (the “NGM Option”).

As consideration for the assignment of the Original Earn-In Agreement to NGM, U.S. Gold received an upfront cash payment of $2.75 million dollars from NGM, and NGM agreed that if it exercises the NGM Option and acquires the Maggie Creek Property, it will grant to U.S. Gold a 0.5% Net Smelter Returns royalty on all gold and other recovered and saleable minerals from the Maggie Creek Property (the “U.S. Gold Royalty”), pursuant to a separate royalty agreement (the “U.S. Gold Royalty Agreement”) between NGM and the Company, the terms of which have been fully agreed as part of this assignment. Under the U.S. Gold Royalty Agreement, NGM will have the right to buy back one-half of the U.S. Gold Royalty (reducing the royalty to 0.25% of Net Smelter Returns) for a fixed price of $500,000. In addition, the U.S. Gold Royalty Agreement will provide that the Company waives the first $800,000 of production royalty payments owed to it, regardless of whether NGM exercises its buy-back rights. Under the U.S. Gold Royalty Agreement, NGM will also have a right of first refusal to purchase the U.S. Gold Royalty if the Company decides to sell that royalty. Under the U.S. Gold Royalty Agreement, NGM will also have a right of first refusal to purchase the U.S. Gold Royalty if the Company decides to sell that royalty.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of October 31, 2022, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the six months ended October 31, 2022 and 2021, and our unaudited interim condensed consolidated cash flows for the six months ended October 31, 2022 and 2021. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. We are a gold and precious metals exploration company pursuing exploration and development properties. We own certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming, the Keystone Project in Nevada and the Challis Gold project in Idaho. Our CK Gold Project contains proven and probable mineral reserves under S-K 1300 where we are conducting exploration and pre-development activities, and all of our activities on our other properties are exploratory in nature.

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

Summary of Activities for the three months ended October 31, 2022

During the three months ended October 31, 2022, we focused primarily on continued progress in the preparation of our permit to mine application submittal and further engineering studies towards the completion of a feasibility study.

An overview of certain significant events during the quarter ended October 31, 2022 are as follows:

●	On September 9, 2022, we submitted an application for a Permit to Mine and the Mine Reclamation Plan to the Wyoming Department of Environmental Quality (“WDEQ”) for our CK Gold project.

●	On September 13, 2022, we submitted an internal electronic transfer of the information supporting the application to WDEQ.

●	On November 16, 2022, we received notification from WDEQ that they had successfully performed the requisite completeness review of our application submission. Accordingly, the steps of public notice and WDEQ’s technical review will commence.

Recent Developments

On November 9, 2022, the Company entered into an Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) with and among Orevada Metals, Inc., the Company’s indirectly wholly-owned subsidiary (“Orevada”), Nevada Gold Mines LLC (“NGM”), Orogen Royalties Inc. (“Orogen”) and Renaissance Exploration, Inc., a wholly-owned subsidiary of Orogen (“RenEx”) whereby Orevada assigned its interest in that certain Exploration Earn-In Agreement with RenEx, dated February 19, 2019 (the “Original Earn-In Agreement”), to NGM. Pursuant to the Original Earn-In Agreement, Orevada, by making certain payments and incurring certain exploration expenditures, had the right to earn at least a 50% interest and up to a 70% interest in the Maggie Creek Property, owned by RenEx, in Eureka County, Nevada. Simultaneous with this assignment, NGM and RenEx entered into an Amended and Restated Exploration Earn-In Agreement, pursuant to which NGM can earn a 100% interest in the Maggie Creek Property (the “NGM Option”).

As consideration for the assignment of the Original Earn-In Agreement to NGM, U.S. Gold received an upfront cash payment of $2.75 million dollars from NGM, and NGM agreed that if it exercises the NGM Option and acquires the Maggie Creek Property, it will grant to U.S. Gold a 0.5% Net Smelter Returns royalty on all gold and other recovered and saleable minerals from the Maggie Creek Property (the “U.S. Gold Royalty”), pursuant to a separate royalty agreement (the “U.S. Gold Royalty Agreement”) between NGM and the Company, the terms of which have been fully agreed as part of this assignment. Under the U.S. Gold Royalty Agreement, NGM will have the right to buy back one-half of the U.S. Gold Royalty (reducing the royalty to 0.25% of Net Smelter Returns) for a fixed price of $500,000. In addition, the U.S. Gold Royalty Agreement will provide that the Company waives the first $800,000 of production royalty payments owed to it, regardless of whether NGM exercises its buy-back rights. Under the U.S. Gold Royalty Agreement, NGM will also have a right of first refusal to purchase the U.S. Gold Royalty if the Company decides to sell that royalty.

Results of Operations

Three and six months ended October 31, 2022 compared to the three and six months ended October 31, 2021:

Net Revenues

We are a development stage company with no operations, and we generated no revenues for the three and six months ended October 31, 2022 and 2021.

Operating Expenses

Total operating expenses for the six months ended October 31, 2022 as compared to the six months ended October 31, 2021, were approximately $4,996,000 and $7,843,000, respectively. The approximate $2,847,000 decrease in operating expenses for the six months ended October 31, 2022 as compared to the six months ended October 31, 2021, is comprised of (i) an increase in compensation of approximately $38,000 primarily due to an increase in cash compensation of $46,000 offset by a decrease in stock-based compensation from RSU’s and stock option grants to our officers as compared to prior period of $8,000 (ii) a decrease of approximately $3,555,000 in exploration expenses on our mineral properties due to a decrease in exploration activities on our CK Gold property and also at our Maggie Creek property, (iii) an increase in professional and consulting fees of approximately $543,000 primarily due to increases in general strategic and permitting consulting services of $434,000, an increase in legal fees of $152,000, and an increase in accounting fees of $90,000, offset by a decrease in investor relation fees of $78,000 and stock-based consulting fees of $55,000 and (iv) an increase in general and administrative expenses of approximately $127,000 due primarily to increases related to insurance, travel, lease expense, option expense, conference expense, advertising expenses and office expenses.

Total operating expenses for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021, were approximately $2,111,000 and $4,293,000, respectively. The approximate $2,183,000 decrease in operating expenses for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021, is comprised of (i) an increase in compensation of approximately $26,000 primarily due to an increase in cash compensation of $19,000 and an increase in stock-based compensation from stock option grants to our officers as compared to prior period of $7,000 (ii) a decrease of approximately $2,486,000 in exploration expenses on our mineral properties due to a decrease in exploration activities on our CK Gold property and also at our Maggie Creek property, (iii) an increase in professional and consulting fees of approximately $293,000 primarily due to increases in general strategic and permitting consulting services of $15,000, an increase in legal fees of $121,000, an increase in accounting fees of $48,000, and an increase in investor relation fees of $122,000, offset by a decrease in stock-based consulting fees of $13,000 and (iv) a decrease in general and administrative expenses of approximately $16,000 due primarily to decreases related to public company expenses and travel expenses.

Loss from Operations

We reported loss from operations of approximately $4,996,000 and $7,843,000 for the six months ended October 31, 2022 and 2021, respectively. We reported loss from operations of approximately $2,111,000 and $4,293,000 for the three months ended October 31, 2022 and 2021, respectively.

Other Income

We reported a change in fair value of warrant liability of approximately $1,154,000 and $0 for the six months ended October 31, 2022 and 2021, respectively. We reported a change in fair value of warrant liability of approximately $214,000 and $0 for the three months ended October 31, 2022 and 2021, respectively.

Net Loss

We reported a net loss of approximately $3,842,000 and $7,843,000 for the six months ended October 31, 2022 and 2021, respectively. We reported a net loss of approximately $1,897,000 and $4,293,000 for the three months ended October 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2022 compared to April 30, 2022, and the changes between those periods:

	October 31, 2022	April 30, 2022	Increase (decrease)
Current Assets	$4,788,146	$9,899,414	$(5,111,268)
Current Liabilities	$586,830	$1,136,035	$(549,205)
Working Capital	$4,201,316	$8,763,379	$(4,562,063)

As of October 31, 2022, we had working capital of $4,201,316, as compared to working capital of $8,763,379 as of April 30, 2022, a decrease of $4,562,063.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the six months ended October 31, 2022 and 2021, we incurred net losses in the amounts of approximately $3.8 million and $7.8 million, respectively. As of October 31, 2022, we had cash of approximately $4.2 million, working capital of approximately $4.2 million, and an accumulated deficit of approximately $61.7 million. As a result of the utilization of cash in our operating activities, and the development of our assets, we have incurred losses since we commenced operations. Our primary source of operating funds since inception has been equity financings. As of October 31, 2022, we have sufficient cash to fund our corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Cash Used in Operating Activities

Net cash used in operating activities totaled $4.9 million and $6.5 million for the six months ended October 31, 2022 and 2021, respectively. Net cash used in operating activities during the six months ended October 31, 2022 decreased primarily due to net changes in accounts payable and accrued liabilities as compared to the six months ended October 31, 2021 and the change in fair value of warrant liability of $1,154,000. Additionally, we expensed approximately $384,000 in stock-based compensation for shares, RSU’s, and stock options issued to officers, employee, and consultants during the six months ended October 31, 2022 as compared to approximately $464,000 for the six months ended October 31, 2021. Net changes of approximately $553,000 in operating assets and liabilities are primarily due to a decrease of approximately $532,000 in accounts payable and accrued liabilities.

Cash Used in Investing Activities

Net cash used in investing activities was $0 for the six months ended October 31, 2022 as compared to approximately $3,800 primarily for purchase of property and equipment for the six months ended October 31, 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended October 31, 2022 and 2021 were both $0.

Off-Balance Sheet Arrangements

As of October 31, 2022, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended October 31, 2022. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K, filed with the Commission on August 15, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) and Rule 15d–15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms due to the material weaknesses in the Company’s internal control over financial reporting as discussed in Item 9A. Controls and Procedures in the Company’s Form 10-K for the fiscal year ended April 30, 2022, under the heading “Management’s Report on Internal Control over Financial Reporting”.

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

While present in the Company’s design of internal controls, the Company’s internal controls over financial reporting and disclosure are not written; however, the operation of many controls are in place and are applied on a consistent basis. Company personnel perform controls standards to: 1) approve all Company expenditures, 2) approve and sign contractual obligations, 3) reconcile bank accounts and other general ledger accounts, 4) review of complex accounting items, and 5) many other similar rudimentary controls applied as best practice. Historically, management has concluded that due to the Company’s small size and limited personnel available to perform control functions, the Company is precluded from applying adequate segregation of duties in financial transactions. These are material weaknesses common to companies of similar size and staffing in the Company’s industry. The Company has engaged an independent firm to assist with the design, implementation, documentation and testing of internal controls. The Company expects these material weakness conditions to continue for the foreseeable future, or until significant Company growth results in additional personnel to perform financial functions.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended October 31, 2022 that were not previously reported on a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months ended October 31, 2022, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

U.S. GOLD CORP.

Date: December 15, 2022	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2022	By:	/s/ Eric Alexander
Eric Alexander
Chief Financial Officer
(Principal Financial and Accounting Officer)

