Form 10-Q
period 2023-01-31
U.S. GOLD CORP.
filed 2023-03-17
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of March 16, 2023, there were 8,371,590 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to (i) the ability of available cash reserves at January 31, 2023 to be sufficient for greater than the next twelve months; and (ii) royalties to be paid to U.S. Gold Corp. upon future exploration success at the Maggie Creek project.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth in, or incorporate by reference in this report, including:

●	the timing, duration and overall impact of the COVID-19 pandemic on our business and exploration activities;
●	deviations from the projections set forth in the prefeasibility study for the CK Gold Project due to unanticipated variations in grade, unexpected challenges with potential mining of the deposit, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs, or delays in our permitting plans;
●	the strength of the world economies;
●	fluctuations in interest rates and inflation rates;
●	changes in governmental rules and regulations or actions taken by regulatory authorities;
●	the impact of geopolitical events and other uncertainties, such as the conflict in Ukraine;
●	our ability to maintain compliance with the NASDAQ Capital Market’s (the “NASDAQ”) listing standards;
●	volatility in the market price of our common stock;
●	our ability to fund our business with our current cash reserves based on our currently planned activities;
●	our ability to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	our expected cash needs and the availability and plans with respect to future financing;
●	our ability to retain key management and mining personnel necessary to successfully operate and grow our business; and
●	the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2022.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2023	April 30, 2022

ASSETS
CURRENT ASSETS:
Cash	$5,282,584	$9,111,512
Prepaid expenses and other current assets	463,928	787,902

Total current assets	5,746,512	9,899,414

NON - CURRENT ASSETS:
Property, net	498,968	349,917
Reclamation bond deposit	832,509	832,509
Operating lease right-of-use asset, net	45,591	64,064
Mineral rights	14,370,255	16,356,862

Total non - current assets	15,747,323	17,603,352

Total assets	$21,493,835	$27,502,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$474,917	$1,080,405
Operating lease liabilities, current portion	40,429	55,630

Total current liabilities	515,346	1,136,035

LONG- TERM LIABILITIES
Warrant liability	1,675,000	2,440,000
Asset retirement obligation	279,439	260,196
Operating lease liabilities, less current portion	5,237	8,734
Total long-term liabilities:	1,959,676	2,708,930

Total liabilities	2,475,022	3,844,965

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 8,371,590 and 8,349,843 shares issued and outstanding as of January 31, 2023 and April 30, 2022)	8,372	8,350
Additional paid-in capital	82,652,057	81,555,379
Accumulated deficit	(63,641,616)	(57,905,928)

Total stockholders’ equity	19,018,813	23,657,801

Total liabilities and stockholders’ equity	$21,493,835	$27,502,766

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	January 31,2023	January 31, 2022	January 31, 2023	January 31, 2022
Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	572,504	1,108,487	1,379,068	1,876,969
Exploration costs	334,189	1,625,724	1,551,785	6,398,155
Professional and consulting fees	1,057,131	1,262,868	3,319,767	2,982,354
General and administrative expenses	304,327	338,181	1,013,461	920,807

Total operating expenses	2,268,151	4,335,260	7,264,081	12,178,285

Loss from operations	(2,268,151)	(4,335,260)	(7,264,081)	(12,178,285)

Other income:
Gain from sale of asset	763,393	-	763,393	-
Change in fair value of warrant liability	(389,000)	-	765,000	-

Total other income	374,393	-	1,528,393	-

Loss before provision for income taxes	(1,893,758)	(4,335,260)	(5,735,688)	(12,178,285)

Provision for income taxes	-	-	-	-

Net loss	$(1,893,758)	$(4,335,260)	$(5,735,688)	$(12,178,285)

Net loss per common share, basic and diluted	$(0.23)	$(0.61)	$(0.69)	$(1.72)

Weighted average common shares outstanding - basic and diluted	8,365,007	7,096,723	8,354,898	7,089,325

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2022	8,349,843	$8,350	$81,555,379	$(57,905,928)	$23,657,801

Stock-based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(1,945,358)	(1,945,358)

Balance, July 31, 2022	8,349,843	8,350	81,747,312	(59,851,286)	21,904,376

Stock-based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,532	-	184,532

Net loss	-	-	-	(1,896,572)	(1,896,572)

Balance, October 31, 2022	8,349,843	8,350	81,939,246	(61,747,858)	20,199,738

Issuance of common stock for services	12,935	13	52,487	-	52,500

Issuance of common stock for accrued services	885	1	4,999	-	5,000

Issuance of common stock for vested restricted stock unit	7,927	8	(8)	-	-

Stock-based compensation in connection with stock option grants	-	-	470,802	-	470,802

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(1,893,758)	(1,893,758)

Balance, January 31, 2023	8,371,590	$8,372	$82,652,057	$(63,641,616)	$19,018,813

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2021	7,065,621	$7,065	$74,467,686	$(43,975,046)	$30,499,705

Issuance of common stock for prepaid services	25,000	25	258,475	-	258,500

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	232,443	-	232,443

Net loss	-	-	-	(3,549,715)	(3,549,715)

Balance, July 31, 2021	7,090,621	7,090	74,958,604	(47,524,761)	27,440,933

Issuance of common stock for services	5,647	6	47,494	-	47,500

Issuance of common stock for accrued services	455	1	4,999	-	5,000

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(4,293,310)	(4,293,310)

Balance, October 31, 2021	7,096,723	7,097	75,195,628	(51,818,071)	23,384,654

Stock options granted for services	-	-	176,073	-	176,073

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	785,007	-	785,007

Net loss	-	-	-	(4,335,260)	(4,335,260)

Balance, January 31, 2022	7,096,723	$7,097	$76,156,708	$(56,153,331)	$20,010,474

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	January 31, 2023	January 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,735,688)	$(12,178,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,462	25,565
Accretion	19,243	16,174
Amortization of right-of-use asset	38,945	27,426
Stock based compensation	1,091,700	1,425,554
Amortization of prepaid stock based expenses	293,583	260,022
Change in fair value of warrant liability	(765,000)	-
Gain from sale of asset	(763,393)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	30,391	27,922
Reclamation bond deposit	-	(114,000)
Accounts payable and accrued liabilities	(600,488)	747,983
Operating lease liability	(39,170)	(27,201)

NET CASH USED IN OPERATING ACTIVITIES	(6,401,415)	(9,788,840)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of asset	2,750,000	-
Purchase of property and equipment	(177,513)	(178,972)

NET CASH USED IN INVESTING ACTIVITIES	2,572,487	(178,972)

NET DECREASE IN CASH	(3,828,928)	(9,967,812)

CASH - beginning of year	9,111,512	13,645,405

CASH - end of period	$5,282,584	$3,677,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$5,000	$5,000
Issuance of common stock for prepaid services	$-	$258,500
Operating lease right-of-use asset and operating lease liability recorded upon adoption of ASC 842	$-	$106,631
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$20,472	$-
Increase in asset retirement cost and obligation	$-	$33,517

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

JANUARY 31, 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of SEC for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries as of January 31, 2023. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended April 30, 2022, which are contained in the Form 10-K filed on August 15, 2022. The unaudited condensed consolidated balance sheet as of January 31, 2023 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the nine months ended January 31, 2023 are not necessarily indicative of the results to be expected for the year ending April 30, 2023.

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

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $463,928 and $787,902 at January 31, 2023 and April 30, 2022, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, drilling fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the three and nine months ended January 31, 2023 and 2022.

Mineral Rights

Costs of leasing, exploring, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred. Where the Company has identified proven and probable mineral reserves on any of its properties, development costs will be capitalized when all the following criteria have been met, a) the Company receives the requisite operating permits, b) completion of a favorable Feasibility Study and c) approval from the Board authorizing the development of the ore body. Until all these criteria have been met the Company records pre-development costs to expense as incurred.

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

JANUARY 31, 2023

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permits it not to reassess under the standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elects not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Operating lease right of use assets (“ROU”) represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for re-measurement. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

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

JANUARY 31, 2023

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

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of January 31, 2023, the Company had cash of approximately $5.3 million, working capital of approximately $5.2 million which consists primarily of cash and an accumulated deficit of approximately $63.6 million. The Company had a net loss and cash used in operating activities of approximately $5.7 million and $6.4 million, respectively, for the nine months ended January 31, 2023. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the date of filing the Form 10-Q for the period ended January 31, 2023, the Company has sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives, the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	January 31, 2023	April 30, 2022
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Maggie Creek Project	-	1,986,607
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$16,356,862

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

As consideration for the assignment of the Original Earn-In Agreement to NGM, U.S. Gold received an upfront cash payment of $2,750,000 from NGM, and NGM agreed that if it exercises the NGM Option and acquires the Maggie Creek Property, it will grant to U.S. Gold a 0.5% Net Smelter Returns royalty on all gold and other recovered and saleable minerals from the Maggie Creek Property (the “U.S. Gold Royalty”), pursuant to a separate royalty agreement (the “U.S. Gold Royalty Agreement”) between NGM and the Company, the terms of which have been fully agreed as part of this assignment. Under the U.S. Gold Royalty Agreement, NGM will have the right to buy back one-half of the U.S. Gold Royalty (reducing the royalty to 0.25% of Net Smelter Returns) for a fixed price of $500,000. In addition, the U.S. Gold Royalty Agreement will provide that the Company waives the first $800,000 of production royalty payments owed to it, regardless of whether NGM exercises its buy-back rights. Under the U.S. Gold Royalty Agreement, NGM will also have a right of first refusal to purchase the U.S. Gold Royalty if the Company decides to sell that royalty. Under the U.S. Gold Royalty Agreement, NGM will also have a right of first refusal to purchase the U.S. Gold Royalty if the Company decides to sell that royalty. Accordingly, the Company recognized gain from sale of asset of $763,393 during the nine months ended January 31, 2023 as reflected in the accompanying unaudited condensed consolidated statements of operations in connection with the Assignment and Assumption Agreement.

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	January 31, 2023	April 30, 2022

Site costs	$203,320	$203,320
Land	352,718	175,205
Computer equipment	7,265	7,265
Vehicle	39,493	39,493
Total	602,796	425,283
Less: accumulated depreciation	(103,828)	(75,366)
Total	$498,968	$349,917

For the nine months ended January 31, 2023 and 2022, depreciation expense amounted to $28,462 and $25,565, respectively, and included in general and administrative expenses as reflected in the accompanying statements of operations. For the three months ended January 31, 2023 and 2022, depreciation expense amounted to $8,237 and $9,458, respectively, and included in general and administrative expenses as reflected in the accompanying statements of operations.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold, Keystone and Maggie Creek projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	January 31, 2023	April 30, 2022

Balance, beginning of period	$260,196	$204,615
Addition and changes in estimates	-	33,517
Accretion expense	19,243	22,064
Balance, end of period	$279,439	$260,196

For the nine months ended January 31, 2023 and 2022, accretion expense amounted to $19,243 and $16,174, respectively, and included in general and administrative expenses as reflected in the accompanying statements of operations. For the three months ended January 31, 2023 and 2022, accretion expense amounted to $6,436 and $5,988, respectively, and included in general and administrative expenses as reflected in the accompanying statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On May 1, 2021, the Company entered into a lease agreement for its lease facility in Cheyenne, Wyoming. The term of the lease is for a two-year period from May 2021 to May 2023 starting with a monthly base rent of $1,667. The Company has an option to renew the lease for an additional three years beyond the primary term. The Company typically excludes options to extend the lease in a lease term unless it is reasonably certain that the Company will exercise the option and when doing so is in the Company’s sole discretion. The base rent is subject to an annual increase as defined in the lease agreement. In addition to the monthly base rent, the Company is charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities. On January 30, 2023, the Company entered into a lease amendment effective as of May 1, 2023 to extend this lease for a period of one year expiring April 30, 2024 with an option to renew the lease for an additional one year term. The monthly base rent will be $1,768. The Company accounted for the lease extension as a lease modification under ASC 842. On January 30, 2023, the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $20,472 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%.

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

During the nine months ended January 31, 2023 and 2022, lease expense of $42,116 and $30,725 was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations. During the three months ended January 31, 2023 and 2022, lease expense of $14,041 and $14,375 was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	January 31, 2023	April 30, 2022
Operating leases	$45,591	$64,064

Operating Lease liabilities are summarized below:

	January 31, 2023	April 30, 2022
Operating lease, current portion	$40,429	$55,630
Operating lease, long term portion	5,237	8,734
Total lease liability	$45,666	$64,364

The weighted average remaining lease term for the operating leases is 0.92 years and the weighted average incremental borrowing rate is 8.0% at January 31, 2023.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Period ended January 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$42,000	$30,500
Lease assets obtained in exchange for new operating lease liabilities	$-	$106,631

The remaining minimum lease payments under non-cancelable operating leases at January 31, 2023 are as follows:

Year ended April 30, 2023 - remainder	14,000
Year ended April 30, 2024	33,030
Total	$47,030
Less: imputed interest	(1,364)
Total present value of lease liability	$45,666

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

NOTE 8 — RELATED PARTY TRANSACTIONS

On January 7, 2021, the Company entered into a one-year agreement (“January 2021 Agreement”) with a director providing for an annual consulting fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000, which is paid $3,000 per month. In January 2021, the Company issued 3,222 shares of common stock pursuant to the January 2021 Agreement. The Company and the director mutually agreed to extend the term of the agreement from January 2022 to January 2023 under the same terms as the initial agreement (the “January 2022 Agreement”). In January 2022, the Company issued 5,814 shares of common stock pursuant to the January 2022 Agreement. The Company paid consulting fees to such director of $24,000 and $27,000 in cash during the nine months ended January 31, 2023 and 2022, respectively. The Company paid consulting fees to such director of $6,000 and $9,000 in cash during the three months ended January 31, 2023 and 2022, respectively. Effective December 31, 2022, the director resigned from the Board. Accordingly, the Company issued 7,927 shares of common stock in connection with vested RSU’s on the date of resignation (see Note 10).

On March 19, 2021, the Company and Edward Karr, the Company’s former Executive Chairman, agreed by mutual understanding, that Mr. Karr’s employment as an officer and employee, and his service as a member of the Board was terminated, effective March 19, 2021. In connection with Mr. Karr’s departure, the Company entered into a General Release and Severance Agreement with Mr. Karr, as amended, pursuant to which Mr. Karr provided certain transition services to the Company through the Separation Date. Pursuant to the Separation Agreement, Mr. Karr is entitled to receive any equity awards granted to Mr. Karr by the Company. Additionally, on March 19, 2021, the Company entered into a one-year agreement (the “Karr March 2021 Agreement”) for general corporate advisory services to be provided by Mr. Karr for an annual fee of $180,000 consisting of shares of the Company’s common stock with a value of $60,000 and cash payments of $120,000, which is paid $10,000 per month. In January 2022, the Company’s Board approved the renewal of the Karr March 2021 Agreement for an additional year under the same terms as the initial period (the “Karr March 2022 Agreement”). In April 2022, the Company issued 5,168 and 7,353 shares of common stock pursuant to the Karr March 2021 and March 2022 Agreements, respectively. Additionally, on January 24, 2022, the Company issued an aggregate of 13,564 RSU’s and granted 5,310 five-year options to purchase the Company’s common stock to Mr. Karr for consulting services rendered. The Company paid consulting fees to Mr. Karr of $90,000 in cash during each of the nine months ended January 31, 2023 and 2022. The Company paid consulting fees to Mr. Karr of $30,000 in cash during each of the three months ended January 31, 2023 and 2022.

On March 10, 2021, the Company entered into a one-year consulting agreement (“March 2021 Agreement”) with an individual who subsequently was appointed as a director of the Company on May 18, 2022, providing for an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000 and cash payments of $120,000, which is paid $10,000 per month. The Company and the consultant mutually agreed to extend the term of the agreement from March 2022 to March 2023 under the same terms as the initial agreement (the “March 2022 Agreement”). In April 2022, the Company issued 14,286 shares of common stock pursuant to the March 2022 Agreement. The Company paid consulting fees to such director of $90,000 in cash during each of the nine months ended January 31, 2023 and 2022. The Company paid consulting fees to such director of $30,000 in cash during each of the three months ended January 31, 2023 and 2022. Additionally, as of January 31, 2023, the Company recorded accounts payable and accrued expenses totaling $37,497 due to such director and was included in accounts payable and accrued liabilities.

NOTE 9 — WARRANT LIABILITY

As of January 31, 2023 and April 30, 2022, the Company’s warrants liability was valued at $1,675,000 and $2,440,000, respectively. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying unaudited condensed consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The Company utilized a Monte Carlo Simulation model to estimate the fair value of the March 2022 warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

Initial Measurement

The Company accounted for the 625,000 warrants issued on March 18, 2022 in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and was recorded as a liability. The initial valuation of these warrants were valued at $3,652,000 on March 18, 2022.

The key inputs for the warrant liability were as follows as of January 31, 2023:

Key Valuation Inputs
Expected term (years)	4.63
Annualized volatility	78.0%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.68%
Stock price	$4.61
Dividend yield	0.00%
Exercise price	$8.60
Probability of fundamental transaction	85%
Date of fundamental transaction	1.4 years to 4.6 years

The key inputs for the warrant liability were as follows as of April 30, 2022:

Key Valuation Inputs
Expected term (years)	5.39
Annualized volatility	84.2%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	2.92%
Stock price	$5.65
Dividend yield	0.00%
Exercise price	$8.60
Probability of fundamental transaction	85%
Date of fundamental transaction	1.9 years to 5.4 years

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the nine months ended January 31, 2023:

Warrant Liability
Fair value as of April 30, 2022	$2,440,000
Change in fair value	(765,000)
Fair value as of January 31, 2023	$1,675,000

NOTE 10 — STOCKHOLDERS’ EQUITY

As of January 31, 2023, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

Common Stock Issued, Restricted Stock Awards, and RSU’s Granted for Services

Total stock compensation expense for awards issued for services of $553,594 and $1,201,981 was expensed for the nine months ended January 31, 2023 and 2022, respectively. Total stock compensation expense for awards issued for services of $184,531 and $785,007 was expensed for the three months ended January 31, 2023 and 2022, respectively. There is 90,160 unvested restricted stock units which is equivalent to a balance of $846,104 remains to be expensed over future vesting periods related to unvested restricted stock units issued for services to be expensed over a weighted average period of 0.92 years. There were 343,315 restricted stock units awarded but unissued into common stock as of January 31, 2023.

On November 14, 2022, the Company issued an aggregate of 7,510 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from May 2022 to October 2022 and issued 885 shares of common stock for services rendered in April 2022 for a total of 8,395 shares. The 8,395 shares of common stock had a fair value of $35,000, or $4.17 per share, based on the quoted trading price on the date of grants, which was fully vested. The Company reduced accrued liabilities by $5,000 in connection with the issuance of the 885 shares and recognized stock-based consulting of $30,000 in connection with the issuance of the 7,510 shares.

On November 14, 2022, the Company issued an aggregate of 5,425 shares of common stock to a consultant in connection with a consulting agreement for services rendered from May 2022 to October 2022. The 5,425 shares of common stock had a fair value of $22,500, or $4.15 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

On December 22, 2022, the Company issued 7,927 shares of common stock to a former director in connection with vested RSU’s on the date of resignation (see Note 8).

Equity Incentive Plan

In August 2017, the Board approved the Company’s 2017 Plan including the reservation of 165,000 shares of common stock thereunder.

On August 6, 2019, the Board approved and adopted, subject to stockholder approval, the 2020 Plan. The 2020 Plan initially reserved 330,710 shares for future issuance to officers, directors, employees and contractors as directed from time to time by the Compensation Committee of the Board. The 2020 Plan was approved by a vote of stockholders at the 2019 annual meeting. With the approval and effectivity of the 2020 Plan, no further grants will be made under the 2017 Plan. On August 31, 2020, the Board approved and adopted, subject to stockholder approval, an amendment (the “2020 Plan Amendment”) to the 2020 Plan. The 2020 Plan Amendment increased the number of shares of common stock available for issuance pursuant to awards under the 2020 Plan by an additional 836,385, to a total of 1,167,095 shares of the Company’s common stock. The 2020 Plan Amendment was approved by the Company’s stockholders on November 9, 2020. On December 16, 2022 the Company’s stockholders approved another amendment to the 2020 plan increasing the number of shares of common stock available for issuance pursuant to awards under the 2020 Plan by an additional 1,252,476 shares, to a total of 2,419,571 shares of the Company’s common stock.

Stock options

The following is a summary of the Company’s stock option activity during the nine months ended January 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2022	148,060	$11.65	2.23
Granted	140,000	5.02	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(90,000)	14.70	—
Balance at January 31, 2023	198,060	5.58	4.67

Options exercisable at end of period	184,960	$5.48
Options expected to vest	13,100	$6.93
Weighted average fair value of options granted during the period		$3.31

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

At January 31, 2023 and April 30, 2022, the aggregate intrinsic value of options outstanding and exercisable were de minimis for each period.

On January 12, 2023, the Company granted an aggregate of 48,000 options to purchase the Company’s common stock to certain officers and employees of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $5.02 (see table below for the assumptions used). The options fully vested and was expensed immediately.

On January 12, 2023, the Company granted an aggregate of 70,000 options to purchase the Company’s common stock to the directors of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $5.02 (see table below for the assumptions used). The options fully vested and was expensed immediately.

On January 12, 2023, the Company granted an aggregate of 22,000 options to purchase the Company’s common stock to certain consultants of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $5.02 (see table below for the assumptions used). The options fully vested and was expensed immediately. One of the consultants is Mr. Karr, the Company’s former Executive Chairman (see Note 8).

The Company used the Black-Scholes model to determine the fair value of stock options granted on January 12, 2023. In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

Grant date on January 12, 2023
Risk free interest rate	3.53%
Dividend yield	0.00%
Expected volatility	80%
Contractual term (in years)	5.0
Forfeiture rate	0.00%

Stock-based expense for stock options recorded in the unaudited consolidated statements of operations totaled $485,605 and $176,073 for the nine months ended January 31, 2023 and 2022, respectively. Stock-based expense for stock options recorded in the unaudited consolidated statements of operations totaled $470,802 and $176,073 for the three months ended January 31, 2023 and 2022, respectively. A balance of $56,744 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.98 years.

Stock-based expense for stock options were recorded in the following as reflected in the unaudited statements of operations:

	Three Months ended January 31, 2023	Nine Months ended January 31, 2023
Compensation and related taxes – general and administrative	$166,282	$181,085
Professional and consulting fees	304,520	304,520
Total	$470,802	$485,605

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of January 31, 2023 and changes during the period ended as presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2022	1,909,262	$9.29	4.38
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at January 31, 2023	1,909,262	9.29	3.63
Class A Warrants:
Balance at April 30, 2022	109,687	11.40	2.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at January 31, 2023	109,687	11.40	1.47
Total Warrants Outstanding at January 31, 2023	2,018,949	$9.41	3.51
Warrants exercisable at end of period	2,018,949	$9.41
Weighted average fair value of warrants granted during the period		$—

As of January 31, 2023, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

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

	January 31, 2023	January 31, 2022
Common stock equivalents:
Restricted stock units	433,475	441,402
Stock options	198,060	148,060
Stock warrants	2,018,949	1,368,246
Total	2,650,484	1,957,708

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

Lease 0-40828 was renewed in February 2023 for a third ten-year term and Lease 0-40858 was renewed for its second ten-year term in February 2014. Lease 0-40828 requires an annual payment of $3.00 per acre starting with the year ending February 2024 and Lease 0-40858 requires an annual payment of $2.00 per acre through February 2024. If Lease 0-40858 is renewed for another ten-year term the annual payment will increase to $3.00 per acre. In connection with the Wyoming Mining Leases, the following production royalties must be paid to the State of Wyoming, although once the project is in operation, the Board of Land Commissioners has the authority to reduce the royalty payable to the State of Wyoming:

FOB Mine Value per Ton	Percentage Royalty
$00.00 to $50.00	5%
$50.01 to $100.00	7%
$100.01 to $150.00	9%
$150.01 and up	10%

The future minimum lease payments at January 31, 2023 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2024	$2,880
Fiscal 2025	1,920
Fiscal 2026	1,920
Fiscal 2027	1,920
Fiscal 2028 and thereafter	11,520
$20,160

The Company may renew each lease for a fourth ten-year term, which will require annual payments of $4.00 per acre.

NPRC option:

Pursuant to the Merger, the Company acquired from NPRC a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated in February 2020 which was later amended in June 2020. The Company satisfied the minimum royalty payment of $25,000 for fiscal 2022 and 2023.

The annual advance minimum royalty payments at January 31, 2023 under the option agreement are as follows, each payment to be made on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

Fiscal 2024	$25,000
Fiscal 2025	25,000
Fiscal 2026	25,000
Fiscal 2027 and thereafter	125,000
$200,000

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

JANUARY 31, 2023

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of January 31, 2023, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the nine months ended January 31, 2023 and 2022, and our unaudited interim condensed consolidated cash flows for the nine months ended January 31, 2023 and 2022. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Summary of Activities for the three months ended January 31, 2023

During the three months ended January 31, 2023, we focused primarily on continued progress in the preparation and support of necessary permits for our CK Gold Project and further engineering studies towards the completion of a feasibility study.

An overview of certain significant events during the quarter ended January 31, 2023 are as follows:

●	On November 9, 2022, we assigned our interest in the Exploration Earn-in Agreement for the Maggie Creek property to NGM and received $2.75 million in cash from NGM plus we have the potential to retain a 0.5% Net Smelter Returns royalty on the Maggie Creek property if certain conditions are met.

●	On November 16, 2022, we received notification from the Wyoming Department of Environmental Quality (“WDEQ”) that they had successfully performed the requisite completeness review of our application submission. Accordingly, the steps of public notice and WDEQ’s technical review will commence.
●	On November 22, 2022, Ryan Zinke notified us of his intent to resign from our Board effective December 31, 2022 (the “Effective Date”). Mr. Zinke was re-elected to our Board at our Annual Meeting of Stockholders held on December 16, 2022 and served as a director until the Effective Date. Following the Effective Date, our board is comprised of five members.
●	On December 20, 2022, we announced the re-election of the then current six directors (Luke Norman, George Bee, Ryan Zinke, Robert Schafer, Tara Gilfillan and Michael Waldkirch), to hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

Results of Operations

Three and nine months ended January 31, 2023 compared to the three and nine months ended January 31, 2022:

Net Revenues

We are a development stage company with no operations, and we generated no revenues for the three and nine months ended January 31, 2023 and 2022.

Operating Expenses

Total operating expenses for the nine months ended January 31, 2023 as compared to the nine months ended January 31, 2022, were approximately $7,264,000 and $12,178,000, respectively. The approximate $4,914,000 decrease in operating expenses for the nine months ended January 31, 2023 as compared to the nine months ended January 31, 2022, is comprised of (i) a decrease in compensation of approximately $498,000 primarily due to a decrease in cash compensation of $298,000 and a decrease in stock-based compensation from RSU’s and stock option grants to our officers and employees as compared to prior period of $200,000 (ii) a decrease of approximately 4,846,000 in exploration expenses on our mineral properties due to a decrease in exploration activities on our CK Gold property and also at our Maggie Creek property, (iii) an increase in professional and consulting fees of approximately $337,000 primarily due to increases in general strategic and permitting consulting services of $398,000, an increase in legal fees of $169,000, and an increase in accounting fees of $101,000, offset by a decrease in investor relation fees of $220,000 and stock-based consulting fees of $111,000 and (iv) an increase in general and administrative expenses of approximately $93,000 due primarily to increases related to advertising expenses, conference expenses, option expense, conference expense, research and development expenses and travel expenses.

Total operating expenses for the three months ended January 31, 2023 as compared to the three months ended January 31, 2022, were approximately $2,268,000 and $4,335,000, respectively. The approximate $2,067,000 decrease in operating expenses for the three months ended January 31, 2023 as compared to the three months ended January 31, 2022, is comprised of (i) a decrease in compensation of approximately $536,000 primarily due to a decrease in cash compensation of $344,000 and a decrease in stock-based compensation from stock option grants to our officers and employees as compared to prior period of $192,000 (ii) a decrease of approximately $1,292,000 in exploration expenses on our mineral properties due to a decrease in exploration activities on our CK Gold property and also at our Maggie Creek property, (iii) a decrease in professional and consulting fees of approximately $206,000 primarily due to decreases in general strategic and permitting consulting services of $36,000, decrease in stock-based consulting fees of $55,000, and decrease in investor relation fees of $142,000, offset by an increase in legal fees of $17,000 and an increase in accounting fees of $10,000 and (iv) a decrease in general and administrative expenses of approximately $34,000 due primarily to decreases related to advertising expenses, insurance and lease expenses.

Loss from Operations

We reported loss from operations of approximately $7,264,000 and $12,178,000 for the nine months ended January 31, 2023 and 2022, respectively. We reported loss from operations of approximately $2,268,000 and $4,335,000 for the three months ended January 31, 2023 and 2022, respectively.

Other Income

We reported a decrease in the fair value of the warrant liability of approximately $765,000 and $0 for the nine months ended January 31, 2023 and 2022, respectively. We reported an increase in the fair value of the warrant liability of approximately $389,000 and $0 for the three months ended January 31, 2023 and 2022, respectively.

We also reported gain from sale of asset of $763,393 for each of the three and nine months ended January 31, 2023 related to the Assignment and Assumption Agreement dated on November 9, 2022.

Net Loss

We reported a net loss of approximately $5,736,000 and $12,178,000 for the nine months ended January 31, 2023 and 2022, respectively. We reported a net loss of approximately $1,894,000 and $4,335,000 for the three months ended January 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2023 compared to April 30, 2022, and the changes between those periods:

	January 31, 2023	April 30, 2022	Increase (decrease)
Current Assets	$5,746,512	$9,899,414	$(4,152,902)
Current Liabilities	$515,346	$1,136,035	$(620,689)
Working Capital	$5,231,166	$8,763,379	$(3,532,213)

As of January 31, 2023, we had working capital of $5,231,166, as compared to working capital of $8,763,379 as of April 30, 2022, a decrease of $3,532,213.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the nine months ended January 31, 2023 and 2022, we incurred net losses in the amounts of approximately $5.7 million and $12.2 million, respectively. As of January 31, 2023, we had cash of approximately $5.3 million, working capital of approximately $5.2 million, and an accumulated deficit of approximately $63.6 million. Our primary source of operating funds since inception has been equity financings. As of January 31, 2023, we have sufficient cash to fund our corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Cash Used in Operating Activities

Net cash used in operating activities totaled $6.4 million and $9.8 million for the nine months ended January 31, 2023 and 2022, respectively. Net cash used in operating activities during the nine months ended January 31, 2023 decreased primarily due to net changes in accounts payable and accrued liabilities as compared to the nine months ended January 31, 2022, the decrease in fair value of the warrant liability of $765,000 and gain from sale of asset of $763,000. Additionally, we expensed approximately $1,385,000 in total stock-based compensation for shares, RSU’s, stock options issued to officers, employee, and consultants during the nine months ended January 31, 2023 as compared to approximately $1,686,000 for the nine months ended January 31, 2022. Net changes of approximately $609,000 in operating assets and liabilities are primarily due to a decrease of approximately $600,000 in accounts payable and accrued liabilities.

Cash Used in Investing Activities

Net cash used in investing activities was $2,572,487 primarily from proceeds received from the sale of Maggie Creek of $2,750,000 related to the Assignment and Assumption Agreement dated on November 9, 2022 offset by $177,513 primarily for the purchase of property and equipment for the nine months ended January 31, 2023 as compared to approximately $178,972 primarily for purchase of property and equipment for the nine months ended January 31, 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended January 31, 2023 and 2022 were both $0.

Off-Balance Sheet Arrangements

As of January 31, 2023, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended January 31, 2023. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s Board. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K for the year ended April 30, 2022, filed with the Commission on August 15, 2022 and amended on August 29, 2022.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the quarter ended January 31, 2023 that were not previously reported on a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months ended January 31, 2023, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

U.S. GOLD CORP.

Date: March 17, 2023	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2023	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

