Form 10-K
period 2023-04-30
U.S. GOLD CORP.
filed 2023-07-31
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of October 31, 2022, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $26,738,639. This figure is based on the closing sale price of $3.69 per share of the Registrant’s common stock on October 31, 2022.

Number of shares of Common Stock outstanding as of July 28, 2023: 9,294,130

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement for its 2023 annual meeting of stockholders which the registrant intends to file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

U.S. GOLD CORP

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

●	The timing of preparation and filing of our mine construction and operating permits for the CK Gold Project;
●	The timing and process of our mine operating permit and closure plan for the CK Gold Project;
●	The assumptions and projections contained in the CK Gold Project Prefeasibility Study, including estimated mineral resources and mineral reserves, mine life, projected operating and capital costs, projected production, internal rate of return (“IRR”) and Net Present Value (“NPV”) calculations, and the possibility of upside potential at the project;
●	The planned extensions of our leases;
●	Our planned expenditures during our fiscal year ended April 30, 2024;
●	Whether we will make a buy down payment of the NSR associated with the Keystone Project;
●	Future exploration plans and expectations related to our properties;
●	Our ability to fund our business through April 30, 2024 with our current cash reserves based on our currently planned activities;
●	Our anticipation of future environmental and regulatory impacts; and
●	Our business and operating strategies.

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

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was re-incorporated under the laws of the State of Nevada in 2016 and was originally incorporated in the State of New Jersey in 1967. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. We are a gold, copper and precious metals exploration company pursuing exploration opportunities primarily in Wyoming, Nevada and Idaho.

We are an exploration and development company that owns certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming, the Keystone Project in Nevada and the Challis Gold Project in Idaho. The Company’s CK Gold Project’s property contains proven and probable mineral reserves and accordingly is classified as a development stage property, as defined in subpart 1300 of Regulation S-K promulgated by the Securities and Exchange Commission (“S-K 1300”). None of the Company’s other properties contain proven and probable mineral reserves and all activities are exploratory in nature. We do not currently have any revenue-producing activities.

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of July 31, 2023 for each of our subsidiaries is set out below.

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

Employees

As of April 30, 2023, we had 4 full-time employees and no part-time employees. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

OUR MINERAL PROPERTIES AND PROJECTS

Property Map

For a map showing the more precise location of each property, see the individual property descriptions set forth below.

Summary of Current Mineral Properties

Property	Stage of Property/Mine and mineralization types	Ownership, Mineral Rights, Leases or Options	Key permit conditions	Processing plants and other available facilities	Other

CK Gold Project - Wyoming	Development stage, proposed open-pit mine producing a copper concentrate containing gold, copper and silver from porphyry-style mineralization.	100% ownership - Two state of Wyoming Mineral Leases covering approximately 1,120 acres in Laramie County, Wyoming. State of Wyoming has certain royalty interests on mineral production.	Exploration permits received. Submitted applications to the Wyoming Division of Enviromental Quality for the permit to mine and industrial siting (granted), and air permit to be submitted at a later date.	No significant facilities	Working on detailed engineering studies for feasibility study
Keystone -Nevada	Gold exploration	100% ownership – 601 unpatented lode mining claims comprising approximately 20 square miles in Eureka County, Nevada.	Exploration permits received. Reclamation bonding in place. Additional exploration permits may be necessary for additional exploration.	No significant facilities
Challis - Idaho	Gold exploration	100% ownership - 77 unpatented lode mining claims in Lemhi County, Idaho covering approximately 1,710 acres. A royalty interest has been granted on the Challis property.	Preparing a revised plan of operations for further exploration.	No significant facilities

Summary of Previous Mineral Properties

Property	Stage of Property/Mine and mineralization types	Ownership, Mineral Rights, Leases or Options	Key permit conditions	Processing plants and other available facilities	Other

Maggie Creek - Nevada	Gold exploration	We sold our rights to acquire the property to Nevada Gold Mines (“NGM) in November 2022. Royalty potential of .5% if NGM exercises its option and acquires the Maggie Creek property.	Exploration permits received and reclamation bond in place. Additional exploration permits may be necessary for additional exploration.	No significant facilities	Drilled two exploration holes in the year ended April 30, 2022

Quality Assurance/Quality Control (“QA/QC”) Protocol

We employ a rigorous QA/QC protocol on all aspects of sampling and analytical procedure. Drill core is checked, logged, marked for sampling and sawn in half. One-half of each drill core is maintained for future reference and the other half of each drill core is sent to ALS, an ISO 17025 accredited laboratory in Elko, Nevada to complete all sample preparation and assaying. Samples are analyzed by employing fire assaying with atomic absorption finish for gold, and four-acid ICP-MS analysis for silver and copper. For QA/QC protocol purposes, certified standards, blank samples and sample duplicates are inserted into the sample stream. We also periodically submit sample pulps to another independent laboratory for check analysis. With respect to the CK Gold Project, and as part of the examination and preparation of a Technical Report under Reg. S-K 1300 guidelines, QA/QC protocols have been independently checked.

CK Gold Project, Wyoming

The CK Gold Project consists of certain mining leases and other mineral rights located in the historic Silver Crown Mining District of southeast Wyoming.

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

The project is entirely located on mineral rights owned and administered by the State of Wyoming. There are no federal lands within or adjoining the CK Gold Project’s land position. Curt Gowdy State Park lies northwest of the property, partially within Section 26. The state park’s southeastern boundary is approximately 1,000 feet northwest of the property and approximately 3,000 feet northwest of the mineralized area. The CK Gold Project’s property position consists of two State of Wyoming Metallic and Non- metallic Rocks and Minerals Mining Leases.

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

Lease 0-40828 is a ten-year lease that was renewed within the past year and expires on February 1, 2033. Annual rental payments under this lease are $3.00 per acre. Lease 0-40858 is a ten-year lease that expires on February 1, 2024. This lease requires an annual rental payment of $2.00 per acre. Upon the renewal of this lease for another ten-year term the annual rental payment will increase to $3.00 per acre. Each lease is renewable for successive ten-year terms by submitting a renewal application fee and paying a nominal fee of $50. We anticipate continuing to renew each lease beyond their current expiration dates.

Effective April 6, 2023, the Board of Directors of the Office of State Lands and Investments (“OSLI”) approved the recommendation from the staff of the OSLI fixing the production royalty rate at a flat 2.1% of net receipts received by us once the project is in operation. Additionally, once the project is in operation, the Board of Directors of the OSLI has the authority to reduce the royalty payable to the State.

Infrastructure

Given the project’s proximity to Cheyenne, the state capital of Wyoming and the Front Range metropolitan area, personnel needs, delivery of consumables, and infrastructure needs are available both locally and regionally. The area has access to both BNSF and Union Pacific railroad lines, intersection of 2 major interstate highways, I-80 and I-25, and a regional airport.

High voltage powerlines are approximately 1.5 miles (2.4km) from the current project area. A connection to the local power provider and easement for transmission lines has been identified and scoped. While there is a nearby line serving the local population, we anticipate that a new line to the project site will be constructed.

In February 2023, we entered into a Water Development and Purchase Agreement (“Water Agreement”) with the Board of Public Utilities (the “BOPU”) of the City of Cheyenne. Under this Water Agreement, BOPU will provide a firm supply of up to 600 gallons per minute for the life of the project. It is anticipated that the water to be supplied under this Water Agreement will come from the Lone Tree wellfield owned by BOPU. A pipeline from the Lone Tree well field to the project will be required to be constructed. Minor water sources have been identified around the project site from monitoring well locations, and additional deeper well sites will be investigated in upcoming fields seasons with a view to securing an independent water supply.

Permitting

Mine Operating Permit and Closure Plan (“MOP”)

In September 2022, we filed our MOP with the Wyoming Department of Environmental Quality – Land Division (the “WDEQ”). In November 2022, we received notification from WDEQ that our MOP was deemed complete and that it was under technical review. In April 2023, we received a first round of technical comments and are currently working with the WDEQ to fully respond to their initial review. We anticipate that we will continue to work with WDEQ through technical review for the remainder of calendar 2023 and into 2024.

Industrial Siting Permit (“ISP”)

In February 2023, we submitted our ISP with the Industrial Siting Division of the WDEQ. An ISP is required for all projects within the state of Wyoming when the projected capital costs are anticipated to exceed $253.9 million. This threshold includes costs we may incur as well as costs incurred from other parties. The ISP’s intent is to ascertain the regional impacts during construction and mine operation and release state funds to local governments to offset anticipated impacts. Subsequent to the permit submission, a hearing was held with the Industrial Siting Commission in May 2023 whereby our ISP was approved. In June 2023, we received official notification from the state of Wyoming that our ISP was granted.

History of Prior Operations and Exploration on the CK Gold Project

Limited exploration and mining were conducted on the CK Gold Project’s property in the late 1880s and early 1900s. Approximately 300 tons of material was reported to have been produced from a now inaccessible 160-foot-deep shaft with two levels of cross-cuts. A few small adits and prospect pits with no significant production are scattered throughout the property.

Since 1938, at least nine historic (pre-Strathmore Minerals Corp.) drilling campaigns by at least seven companies plus the U.S. Bureau of Mines have been conducted at CK Gold Project’s property, previously referred to as Copper King. The current project database contains 91 drill holes totaling 37,500 feet that were drilled before Wyoming Gold acquired the property. All but six of the drill holes are within the current resource area. Other work conducted at the CK Gold Project’s property by previous companies has included ground and aeromagnetic surveys as well as induced polarization surveys along with geochemical sampling, geologic mapping, and a number of metallurgical studies.

Wyoming Gold conducted an exploration drill program in 2007 and 2008. Thirty-five diamond core drill holes were completed for a total of 25,500 feet. The focus of that work was to confirm and potentially expand the mineralized body outlined in the previous drill campaigns, increase the geologic and geochemical database leading to the creation of the current geologic model and mineralization estimate, and to provide material for further metallurgical testing. The CK Gold Project’s historic assay database for some 120 holes contains 8,357 gold assays and 8,225 copper assays. At least 10 different organizations or individuals conducted metallurgical studies on the gold-copper mineralization at the request of prior operators between 1973 and 2009.

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

The CK Gold Project’s property contains oxide, mixed oxide-sulfide, and sulfide rock types. At the stated cutoff grade of 0.015oz AuEq/ton, approximately 80% of the resource is sulfide material with the remaining 20% split evenly between the oxide and mixed rock types. There is consistent distribution of gold and copper, albeit generally low-grade, throughout this potential open-pit type deposit.

Mineral Reserves and Mineral Resources

Mineral reserve and mineral resource estimates were calculated by Gustavson Associates LLC (now WSP USA, Inc.) through the effective date of November 15, 2021 as shown in the Technical Report Summary attached to this annual report on Form 10-K. The mineral reserve and mineral resource tabulations shown below are based on assumed metals prices of $1,625/oz gold, $3.25/lb copper and $18.00/oz silver. These metals price assumptions are comprised of long-term metals forecasting (33%) and the two-year trailing average (67%). Based on the actual prices of these metals at the end of our fiscal year ($1,911/oz gold, $4.45/lb copper and $23.45/oz silver, based on the respective London Metal Exchange, we believe that the price assumptions used in preparing our mineral reserve and mineral resource estimates at November 15, 2021 remain reasonable and, therefore, we believe the estimates prepared by Gustavson Associates LLC remain a reasonable estimate of our mineral resources and mineral reserves at April 30, 2023.

CK Gold Project – Summary of Gold, Copper and Silver Mineral Resources at April 30, 2023 based on $1,625/oz gold, $3.25/lb copper and $18.00/oz silver

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

(1) Resources tabulated at a cutoff grade of (0.0107 – 0.0088) AuEq oz/st, 0.009 AuEq oz/st average

(2) Note only 3 significant figures shown, may not sum due to rounding

(3) Estimates of mineral resources are exclusive of mineral reserves

CK Gold Project – Summary of Gold, Copper and Silver Mineral Reserves at April 30, 2023 based on $1,625/oz gold, $3.25/lb copper and $18.00/oz silver

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

Prefeasibility Study (“PFS”)

On December 1, 2021, we released the results of our PFS. The PFS was prepared by Gustavson Associates LLC with an effective date of November 15, 2021.

The following are highlights from the PFS:

●	10-year Mine Life at 20,000 short tons per day process rate
	○	Average AuEq production: 108,500 ounces per year
	○	First three years: 135,300 AuEq ounces per year
●	Initial Capital: $221 million
	○	Potential attractive financing terms from equipment suppliers and development capital sources
	○	2-year payback
●	Economics – 39.4% IRR before tax and 33.7% IRR after tax
	○	NPV (5%): $323 million and $266 million, before and after tax, respectively
	○	All in Sustaining Cost (“AISC”) at $800 per AuEq ounce
	○	Assumes $1,625/ounce gold price and $3.25/lb copper price
	○	Highly leveraged to increasing metals prices
●	Upside Potential
	○	Aggregate sales from mine waste rock, proven to be excellent quality
	○	Feasibility study level value engineering and plant optimization
	○	Ongoing metallurgical testing to enhance recovery of gold and copper
	○	Resource expansion potential at depth and to the south-east
●	Permitting and Development
	○	Project footprint under the jurisdiction of Wyoming agencies

The economic projections in the PFS are subject to a variety of assumptions and qualifications that are described in more detail in the Technical Report Summary incorporated by reference into this Form 10-K. In summary, the low-grade copper, silver and gold deposit located on Wyoming State Land and under lease to US Gold Corp, is proposed as an open pit mine. The rate of extraction will be sufficient to feed minerals to the process plant at a rate of 20,000 tons per day, involving the removal of surrounding waste material at a similar rate. The process plant serves to crush and grind the ore into a fine particle form in a slurry, whereupon the copper, silver and gold values can be separated from non-mineralized rock into a concentrate using froth flotation. The concentrate will be dried and shipped off site and sold to a smelter for final metal extraction. The waste material will be filtered to recoup and recycle water back to the process plant, and the filtered tailings will be trucked and mechanically stacked onto a tailings pile. The process facility is also on the same Wyoming State section less than a mile away from the mineralized orebody, with the entire operation some 20-miles west of Cheyenne. The metallurgical test work supporting the extraction methodology was initially performed by a previous owner between 2009 and 2012, but the company has gathered additional representative sample and conducted further extensive test work between 2020 and 2023. The results of the test work were incorporated into the prefeasibility study published on December 1, 2021, and have continued to confirm results and inform the feasibility study due for publication in the second half of 2023.

We expense all mineral exploration costs as incurred. Although we have identified proven and probable mineral reserves on our CK Gold Project, development costs will be capitalized when all the following criteria have been met, (a) we receive the requisite operating permits, (b) completion of a favorable Feasibility Study and (c) approval from our board of director’s authorizing the development of the ore body. Until such time all these criteria have been met, we record pre-development costs to expense as incurred. The current book value of our property is approximately $3.1 million, which is recorded in mineral properties and reflects the value that was attributed to the purchase of the CK Gold Project. We do not have any costs on our balance sheet related to plant or equipment as we have not incurred any such costs.

Recent Activities

We submitted both of our major permit applications during the year-ended April 30, 2023, the MOP and ISP. We are in technical review with regards to the MOP with an expected completion date in 2024. We were granted our ISP in June 2023 providing local governments the ability to receive state funds to mitigate impacts from the anticipated construction and operation of our CK Gold Project.

We secured the necessary water needed to operate the project with the execution of the Water Agreement with the Cheyenne Board of Public Utilities (BOPU), post approval from the Cheyenne City Council to allow BOPU to enter into an “Outside Water Users Agreement”, which provides us a firm supply of water of 600 gallons per minute over the life of the project.

Primarily in support of the feasibility study presently underway, during the 2021 field season, 47 core, rotary and conventional holes were drilled at the CK Gold Project. The primary purpose of the drilling program is to supplement the geotechnical and hydrological information.

Additional work centered around the capture and interpretation of environmental base line data encompassing sub-surface and surface water, fauna, flora, cultural, air quality, meteorological conditions, wetlands and socio-economic factors in the project area. Starting in September 2020, over 2 1/2 years of monitoring data have been gathered and ongoing monitoring in critical areas continues.

Additionally, a great deal of social outreach has been conducted to familiarize the immediate population and the Wyoming, Cheyenne and Laramie governmental and regulatory agencies.

Geological Potential of the CK Gold Project

Potential to expand the existing resource exists primarily at depth beyond current drilling depths and to the south of the proposed pit. Numerous drill holes end in significant mineralization. We are developing a program to evaluate a magnetic anomaly, similar to that found centered on the CK Gold Project mineralization, ½ mile to the southeast of the project.

Keystone Project, Cortez Trend, Nevada

Location

The Keystone Project consists of 601 unpatented lode mining claims situated in Eureka County, Nevada. The claims making up the Keystone Project are situated in Eureka County, Nevada in Sections 2-4 and 9-11, Township 23 North, Range 48 East, and Sections 22- 28, and 33-36 Township 24 North, all Range 48 East of the Mount Diablo Meridian (Figures 2 and 3).

Figure 2 – Location of Keystone Project and Major Gold Trends in Nevada

Figure 3 – Keystone Project Claim Boundaries

12

The Keystone Project is accessible via unpaved roads. Navigation through the interior of the project is by off-road vehicle on exploration tracks.

Title and Ownership for Keystone Project

The Keystone Project consists of unpatented mining claims located on federal land administered by the U.S. Bureau of Land Management (“BLM”). An annual maintenance fee of $165 per claim per year must be paid to the Nevada BLM by September 1 of each year, and failure to make the payment on time renders the claims void. In addition to the annual maintenance fee paid to the Nevada BLM, a $12 per claim fee is due to the Eureka County (NV) Clerk’s office as a record fee.

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

Under the terms of the Purchase and Sale Agreement, dated May 25, 2016, under which we acquired the claims, we had the right to buy down 1% of the NSR owed to Nevada Gold Ventures LLC at any time through the fifth anniversary of the closing date, May 25, 2021, for $2,000,000. In addition, we may buy down an additional 1% of the NSR owed to Nevada Gold Ventures, LLC anytime through the eighth anniversary of the closing date, May 25, 2024, for $5,000,000. At April 30, 2023, we have not bought down any portion of the NSR. The decision to make a buy down payment would be driven by our progress in identifying an economic mineral resource, coupled with financial factors, such as available cash or an expressed interest by larger producing companies to enter into joint ventures or development arrangements. We do not currently anticipate making such a buy down payment at this time.

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

In 2022, a hyperspectral survey was conducted on the property identifying evidence of potential mineralization. Numerous anomalies often associated with mineralization were identified. Field investigation of the anomalies will commence during the 2023 field season.

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

RAM 20
RAM 13
RAM 14
RAM 15
RAM 16
RAM 17
RAM 19
Musky 3
RAM 8
RAM 9
RAM 10
RAM 11
RAM 12
RAM 18
RAM 1
RAM 3
RAM 4
RAM 5
RAM 6
20N 18E
Ostrander
Musgrove
Creek
RIDGE
Adit
Musgrove Mine

**Explanation**

— Existing Road
Project Area (380 acres)
Claims

**Land Status**

U.S. Forest Service
Private

0 500 1,000 Feet

N

# U.S. GOLD CORP.

## CHALLIS EXPLORATION PROJECT

Land Surface Ownership

| | |
|---|---|
| Label: Figure 3 | Drawn By: TLF |
| Date: 06/23/2021 | Project No.: 4559 |
| Base Map: USGS 7.5' quad: Blackbird Creek | |
| File Name: 4559T_Challis_USFS_Fig3.mxd | |

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

The State of Nevada, where we focus mineral exploration efforts, requires mining projects to obtain a Nevada State Reclamation Permit pursuant to the Mined Land Reclamation Act (the “Nevada MLR Act”), which establishes reclamation and financial assurance requirements for all mining operations in the state. New and expanding facilities are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada MLR Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance on private lands.

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

Executive Officers of U.S. Gold Corp.

Name	Age	Principal Occupation	Officer/ Director Since
Eric Alexander	56	Chief Financial Officer - Principal Financial and Accounting Officer	2020
		of U.S. Gold Corp.
George M. Bee	65	Chief Executive Officer, President and Director of U.S. Gold Corp.	2020
Kevin Francis	63	Vice President – Exploration and Technical Services	2021

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

Kevin Francis is our Vice President - Exploration and Technical Services and has been with us since July 2021. Mr. Francis has held many senior roles within the mining industry, including VP of Project Development for Aurcana Corporation, VP of Technical Services for Oracle Mining Corporation, VP of Resources for NovaGold Resources and Principal Geologist for AMEC Mining and Metals. Most recently, he consulted to U.S. Gold Corp. as Principal of Mineral Resource Management LLC, a consultancy providing technical leadership to the mining industry, as well as through his association with Gustavson Associates LLC (a member of WSP Global Inc.) since September 2020. Mr. Francis is a “qualified person” as defined by SEC S-K 1300 and Canadian NI 43-101 reporting standards and holds both an M.S. degree and a B.A. in geology from the University of Colorado.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. As of April 30, 2023, management has concluded that our internal controls over financial reporting were effective.

There is substantial doubt about whether we can continue as a going concern.

To date, we have earned no revenues and have incurred accumulated net losses of $65.4 million. We have limited financial resources. As of April 30, 2023, we had cash and cash equivalents of $7.8 million and working capital of $8.1 million. Therefore, our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction. However, there is no assurance that we will be successful pursuing a financing or strategic transaction. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern. Ultimately, in the event that we cannot obtain additional financial resources, or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations. Such additional financial resources may not be available or may not be available on reasonable terms. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

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

Although we have established an estimate of mineral reserves on the CK Gold Project, there are no current estimates of mineral resources or mineral reserves at the Keystone Property or Challis Gold Project. There is no assurance that we can establish the existence of any mineral reserves on those projects in commercially exploitable quantities. If we do not establish the existence of mineral reserves or mineral resources on those projects, we may lose all of the funds that we expend on exploration.

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

Our ability to obtain additional and continuing funding, and our profitability in the event we commence future mining operations or sell the rights to mine, will be significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration activities of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future progression of our properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the continuation of our properties economically viable. A decrease in the price of gold may adversely affect our financial condition and access to capital and result in a decrease in our stock price. The greater the decrease in the price of gold, the more likely it is that our stock price will decrease.

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

We may enter into future joint ventures or partnership arrangements with other parties in relation to the exploration, of a certain portion of the CK Gold, Keystone and Challis Gold Properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of consenting documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

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

Our success is also dependent on the contributions of highly skilled and experienced consultants and contractors. Our ability to achieve our operating goals depends upon our ability to retain such consultants and contractors in order to execute on our strategy. There continues to be competition over highly skilled consultants and contractors in our industry. If we lose key consultants, contractors, or one or more members of our senior management team, and we fail to develop adequate succession plans, our business, financial condition, results of operations and cash flows could be harmed.

Our business is dependent upon our consultants and contractors being able to safely perform their jobs, including the potential for physical injuries or illness. If we experience periods where our consultants and contractors are unable to perform their jobs for any reason, including as a result of illness, our business, financial condition, results of operations and cash flows could be adversely affected.

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

Our activities may be adversely affected by unforeseeable and unquantifiable health risks, whether those effects are local, nationwide or global. Matters outside our control may prevent us from executing on our exploration programs, limit travel of Company representatives, adversely affect the health and welfare of Company personnel or prevent important vendors and contractors from performing normal and contracted activities.

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

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the twelve months period ended April 30, 2023, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “USAU”.

Holders of Common Stock

On July 28, 2023, we had 91 registered holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms. On July 28, 2023, the closing sales price of our common stock as reported on NASDAQ Capital Market was $4.31 per share.

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

Recent Sales of Unregistered Securities.

There were no sales of unregistered securities during the fiscal year ended April 30, 2023 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. None of the transactions involved any underwriters, underwriting discounts or commissions.

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

Summary of Activities for the Year ended April 30, 2023

During the year ended April 30, 2023, we focused primarily on advancing our CK Gold Project in Wyoming with the submittal of two major permits; our permit to mine application and reclamation plan filed on September 13, 2022 and an Industrial Siting permit for the construction and operation of the proposed CK Gold project, agreement with the Wyoming Office of State Lands and Investments on a reduced royalty rate, and continued engineering studies towards the completion of a feasibility study. Additional exploration and geologic investigations were undertaken, enhancing our understanding of the Keystone Project deposit in Nevada, the sale of our interest in the Maggie Creek Project in Nevada, and analyzed the historic geological data on the Challis Gold Project in Idaho. Management focused on investor relations and awareness, resulting in the completion of an equity financing in April 2023.

An overview of certain significant events follows:

CK Gold Project, Wyoming

●	On June 21, 2022, we announced an update on the status of our preparations to file mine construction and operating permits within the next few months for consideration by the State of Wyoming authorities, principally the Wyoming Department of Environmental Quality (WDEQ) and the Office of State Lands and Investments.

●	On July 12, 2022, we announced assay results of the last three holes from our 2021 field season which continues to confirm gold and copper mineralization beyond our current resource estimate. In addition, we hosted Dr. Richard Sillitoe on site at our CK Gold Project. Dr. Sillitoe confirmed previous geological examinations which theorized that the copper and gold mineralization was derived from a porphyritic granodiorite intrusion.

●	On September 9, 2022, we submitted an application for a Permit to Mine and the Mine Reclamation Plan to the WDEQ for our CK Gold project. Additionally, on September 13, 2022, we submitted an internal electronic transfer of the information supporting the application to WDEQ.

●	On November 16, 2022, we received notification from WDEQ that they had successfully performed the requisite completeness review of our application submission. Accordingly, the steps of public notice and WDEQ’s technical review will commence.

●	On February 21, 2023, we submitted our Industrial Siting Permit with the Industrial Siting Division (“ISD”) of the WDEQ. On May 10, 2023, we had a hearing with the ISD and on June 20, 2023, we received notification from the ISD that an Industrial Siting Permit was granted to us for the construction and operation of the proposed facility.

●	In February 2023, we executed a Water Development and Purchase Agreement with the Cheyenne Board of Public Utilities securing a firm supply of up to 600 gallons per minute of water for the life of the CK Gold project.

●	On April 6, 2023, the Board of the Wyoming Office of State Lands and Investments (“OSLI”) approved a reduction in the royalty rate for our CK Gold Project to a fixed 2.1% of net receipts.

Keystone Project, Cortez Trend, Nevada

●	We continue systematic exploration investigations at our highly prospective Keystone Project looking for potential drill targets. We conducted a hyperspectral survey on the property identifying evidence of potential mineralization. Numerous anomalies often associated with mineralization were identified. Field investigation of the anomalies will commence during the 2023 field season.

Maggie Creek Project, Carlin Trend, Nevada

●

On November 9, 2022, we assigned our interest in the Exploration Earn-in Agreement for the Maggie Creek property to NGM and received $2.75 million in cash from NGM, plus we have the potential to retain a 0.5% Net Smelter Returns royalty on the Maggie Creek property if certain conditions are met.

Challis Gold Project, Idaho

●	We continue towards the completion of a Plan of Operations as the next phase of exploration.

Sales of Common Shares to raise a total of $5.0 million in cash

On April 10, 2023, we completed a registered direct offering with a single institutional investor for the issuance of 870,000 shares of common stock at a price of $5.75 per share and warrants (the “April 2023 Warrants”) to purchase 870,000 shares of the Company’s common stock at an exercise price of $6.16 per share (the “April 2023 Registered Offering”). The April 2023 Warrants are exercisable six months following issuance and will expire five years from the initial exercise date. The aggregate gross proceeds of the April 2023 Registered Offering was approximately $5.0 million.

In connection with the April 2023 Registered Offering, we agreed to amend, effective as of the closing of the April 2023 Registered Offering, certain existing warrants to purchase up to 625,000 shares of the Company at an exercise price of $8.60 per share and a termination date of September 18, 2027, so that the amended warrants will have a reduced exercise price of $6.16 per share and a termination date of October 10, 2028.

Shareholder Meeting, Appointment of Directors and Corporate Matters

On November 22, 2022, Ryan Zinke notified us of his intent to resign from our Board effective December 31, 2022 (the “Effective Date”). Mr. Zinke was re-elected to our Board at our Annual Meeting of Stockholders held on December 16, 2022 and served as a director until the Effective Date. Following the Effective Date, our board is comprised of five members.

On December 16, 2022, we held our annual meeting of stockholders. At that meeting, among other matters, shareholders re-elected the six incumbent Directors to hold office until the next annual meeting of stockholders and until their successors are named and qualified or until their earlier resignation or removal and approved our audit firm for our fiscal year-ended April 30, 2023.

Results of Operations

The years ended April 30, 2023 and 2022:

Net Revenues

We are a development stage company with no operations, and we generated no revenues for the years ended April 30, 2023 and 2022.

Operating Expenses

Total operating expenses for the year ended April 30, 2023 as compared to the year ended April 30, 2022, were approximately $9,401,000 and $14,952,000, respectively. The approximate $5,551,000 decrease in operating expenses for the year ended April 30, 2023 as compared to the year ended April 30, 2022, is comprised of (i) a decrease in compensation of approximately $494,000 primarily due to a decrease in cash compensation of $293,000 and a decrease in stock-based compensation from RSUs and stock option grants to our officers and employees as compared to prior period of $200,000 (ii) a decrease of approximately $5,426,000 in exploration expenses on our mineral properties due to a decrease in exploration activities on our CK Gold property and also at the Maggie Creek property, (iii) an increase in professional and consulting fees of approximately $32,000 primarily due to increases in general strategic and permitting consulting services of $135,000, an increase in legal fees of $154,000, and an increase in accounting fees of $105,000, offset by decreases in director fees of $8,000, investor relation fees of $31,000 and stock-based consulting fees of $324,000 and (iv) an increase in general and administrative expenses of approximately $337,000 due primarily to increases related to advertising expenses, conference expenses, option expense, research and development expenses, permit fees, and travel expenses.

Loss from Operations

We reported loss from operations of approximately $9,401,000 and $14,952,000 for the years ended April 30, 2023 and 2022, respectively.

Other Income

We reported other income of approximately $1,786,000 and $1,021,000 for the years ended April 30, 2023 and 2022, respectively. We reported a decrease in the fair value of the warrant liability of approximately $1,560,000 and $1,212,000 for the years ended April 30, 2023 and 2022, respectively. We reported an increase in change in fair value due to modification of warrants of approximately $263,000 for the year ended April 30, 2023.

We also reported a gain from sale of asset of $763,393 for the year ended April 30, 2023 related to the sale of our Maggie Creek asset on November 9, 2022.

Net Loss

We reported a net loss of approximately $7,614,000 and $13,931,000 for the years ended April 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2023 compared to April 30, 2022, and the changes between those periods:

	April 30, 2023	April 30, 2022	Increase (decrease)
Current Assets	$8,433,070	$9,899,414	$(1,466,344)
Current Liabilities	$378,798	$1,136,035	$(757,237)
Working Capital	$8,054,272	$8,763,379	$(709,107)

As of April 30, 2023, we had working capital of $8,054,272, as compared to working capital of $8,763,379 as of April 30, 2022, a decrease of $709,107.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the years ended April 30, 2023 and 2022, we incurred net losses in the amounts of approximately $7,600,000 and $13,900,000, respectively. For the year ended April 30, 2023, cash used in operating activities was approximately $8,700,000. As of April 30, 2023, we had cash of approximately $7,800,000, working capital of approximately $8,100,000, and an accumulated deficit of approximately $66,000,000. Our primary source of operating funds since inception has been equity financings. As of April 30, 2023, we may have sufficient cash to fund our corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Cash Used in Operating Activities

Net cash used in operating activities totaled $8,690,766 and $12,575,412 for the years ended April 30, 2023 and 2022, respectively. Net cash used in operating activities during the year ended April 30, 2023 decreased primarily due to net changes of approximately $806,000 in operating assets and liabilities which is primarily due to a decrease in accounts payable and accrued liabilities of approximately $729,000 as compared to the year ended April 30, 2022, the decrease in fair value of the warrant liability of approximately $1,560,000 and gain from sale of asset of $763,000. Additionally, we expensed approximately $1,675,000 in total stock-based compensation for shares, RSUs, stock options issued to officers, employee, and consultants during the year ended April 30, 2023 as compared to approximately $2,200,000 for the year ended April 30, 2022.

Cash Used in Investing Activities

Net cash used in investing activities was $2,572,487 primarily from proceeds received from the sale of Maggie Creek of $2,750,000 related to the Assignment and Assumption Agreement dated on November 9, 2022 offset by $177,513 primarily for the purchase of property and equipment for the year ended April 30, 2023 as compared to approximately $178,972 primarily for purchase of property and equipment for the year ended April 30, 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled $4,829,697 for the year ended April 30, 2023 primarily due to the sale of our common stock and warrants for approximately $4,800,000 in April 2023, net of offering costs. Net cash provided by financing activities totaled approximately $8,220,491 for the year ended April 30, 2022 primarily due to the sale of our common stock and warrants for approximately $7,200,000 in February 2022 and March 2022, net of offering costs and proceeds received from the exercise of warrants of approximately $1,000,000 million.

Off-Balance Sheet Arrangements

As of April 30, 2023, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

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

Use of Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, valuation of mineral rights, stock-based compensation, the fair value of common, valuation of warrant liability, asset retirement obligations and the valuation of deferred tax assets and liabilities.

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

Mineral Rights

Costs of leasing, exploring, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred. Where the Company has identified proven and probable mineral reserves on any of its properties, development costs will be capitalized when all the following criteria have been met, a) the Company receives the requisite operating permits, b) completion of a favorable Feasibility Study and c) approval from the Board of director’s authorizing the development of the ore body. Until such time all these criteria have been met the Company records pre-development costs to expense as incurred.

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

Warrant Liability

The Company accounts for the warrants issued in March 2022 and April 2023, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies these warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants are estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

U.S. Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Gold Corp. and Subsidiaries (the “Company”) as of April 30, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2016 through 2018 and subsequently reappointed as the Company’s auditor in 2019.

New York, NY

July 31, 2023

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2023	2022
		(Revised)

ASSETS
CURRENT ASSETS:
Cash	$7,822,930	$9,111,512
Prepaid expenses and other current assets	610,140	787,902

Total current assets	8,433,070	9,899,414

NON - CURRENT ASSETS:
Property, net	490,925	349,917
Reclamation bond deposit	857,509	832,509
Operating lease right-of-use asset, net	32,080	64,064
Mineral rights	14,370,255	16,356,862

Total non - current assets	15,750,769	17,603,352

Total assets	$24,183,839	$27,502,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$346,718	$1,080,405
Operating lease liabilities, current portion	32,080	55,630

Total current liabilities	378,798	1,136,035

LONG- TERM LIABILITIES
Warrant liability	4,230,850	2,440,000
Asset retirement obligation	285,764	260,196
Operating lease liabilities, less current portion	-	8,734
Deferred tax laibility	430,486	430,486
Total long-term liabilities:	4,947,100	3,139,416

Total liabilities	5,325,898	4,275,451

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized, none shares issued and outstanding as of April 30, 2023 and 2022	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 9,295,837 and 8,349,843 shares issued and outstanding as of April 30, 2023 and 2022)	9,296	8,350
Additional paid-in capital	84,799,263	81,555,379
Accumulated deficit	(65,950,618)	(58,336,414)

Total stockholders’ equity	18,857,941	23,227,315

Total liabilities and stockholders’ equity	$24,183,839	$27,502,766

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	April 30, 2023	April 30, 2022

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	1,793,426	2,287,020
Exploration costs	1,804,981	7,231,097
Professional and consulting fees	4,259,931	4,228,139
General and administrative expenses	1,542,328	1,205,786

Total operating expenses	9,400,666	14,952,042

Loss from operations	(9,400,666)	(14,952,042)

Other income:
Gain from sale of asset	763,393	-
Interest income	4,906	-
Offering cost related to warrant liability	(279,487)	(190,840)
Change in fair value due to modification of warrants	(262,500)	-
Change in fair value of warrant liability	1,560,150	1,212,000

Total other income	1,786,462	1,021,160

Loss before provision for income taxes	(7,614,204)	(13,930,882)

Provision for income taxes	-	-

Net loss	$(7,614,204)	$(13,930,882)

Net loss per common share, basic and diluted	$(0.90)	$(1.92)

Weighted average common shares outstanding - basic and diluted	8,413,849	7,253,760

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
				(Revised)	(Revised)

Balance, April 30, 2021	7,065,621	7,065	74,467,686	(44,405,532)	30,069,219

Issuance of common stock and warrants, net of issuance cost	1,009,741	1,010	3,567,480	-	3,568,490

Issuance of common stock for exercise of warrants	166,667	167	999,834	-	1,000,001

Issuance of common stock for prepaid services and accrued services	95,710	96	850,404	-	850,500

Issuance of common stock for services	12,104	12	99,988	-	100,000

Stock options granted for services	-	-	183,475	-	183,475

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	1,386,512	-	1,386,512

Net loss	-	-	-	(13,930,882)	(13,930,882)

Balance, April 30, 2022	8,349,843	8,350	81,555,379	(58,336,414)	23,227,315

Issuance of common stock, net of issuance cost	870,000	870	1,740,327	-	1,741,197

Issuance of common stock for prepaid services and accrued services	49,728	50	194,950	-	195,000

Issuance of common stock for services	18,339	18	77,482	-	77,500

Issuance of common stock for vested restricted stock unit	7,927	8	(8)	-	-

Stock options granted for services	-	-	493,008	-	493,008

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	738,125	-	738,125

Net loss	-	-	-	(7,614,204)	(7,614,204)

Balance, April 30, 2023	9,295,837	$9,296	$84,799,263	$(65,950,618)	$18,857,941

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	April 30, 2023	April 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,614,204)	$(13,930,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,505	34,794
Accretion	25,568	22,064
Amortization of right-of-use asset	52,456	40,031
Stock based compensation	1,308,633	1,669,987
Amortization of prepaid stock based expenses	367,250	530,194
Change in fair value of warrant liability	(1,560,150)	(1,212,000)
Change in fair value due to modification of warrants	262,500	-
Gain from sale of asset	(763,393)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	512	(42,236)
Reclamation bond deposit	(25,000)	(114,000)
Accounts payable and accrued liabilities	(728,687)	466,367
Operating lease liability	(52,756)	(39,731)

NET CASH USED IN OPERATING ACTIVITIES	(8,690,766)	(12,575,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of asset	2,750,000	-
Purchase of property and equipment	(177,513)	(178,972)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,572,487	(178,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of offering costs	4,829,697	7,220,490
Issuance of common stock for exercise of warrants	-	1,000,001

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,829,697	8,220,491

NET DECREASE IN CASH	(1,288,582)	(4,533,893)

CASH - beginning of year	9,111,512	13,645,405

CASH - end of year	$7,822,930	$9,111,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$5,000	$5,000
Issuance of common stock for prepaid services	$190,000	$845,500
Operating lease right-of-use asset and operating lease liability recorded upon adoption of ASC 842	$-	$104,095
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$20,472	$-
Increase in asset retirement cost and obligation	$-	$33,517
Initial valuation of warrant liability	$3,088,500	$3,652,000

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-K, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for financial information, which includes the consolidated financial statements and presents the consolidated financial statements of the Company and its wholly-owned subsidiaries as of April 30, 2023. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.

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

Revision of Financial Statements

During the fiscal year 2021, the Company determined that it had not appropriately recorded a deferred tax liability related to the acquisition of mineral rights in August 2020. This resulted in an understatement of deferred tax liability and a corresponding understatement of provision for income taxes during fiscal year 2021. Based on an analysis of Accounting Standards Codification ASC 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company determined that these errors were immaterial to the previously issued consolidated financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. There was no effect on the statements of cash flows, statements of operations, and net loss for the year ended April 30, 2022.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

The effect of this revision on the line items within the Company’s consolidated statements of changes in stockholders’ equity as of April 30, 2021, was as follows:

	April 30, 2021 As Previously Reported	Revision	As Revised
Accumulated Deficit	(43,975,046)	(430,486)	(44,405,532)
Total Stockholders’ Equity	$30,499,705	$(430,486)	$30,069,219

The effect of this revision on the line items within the Company’s consolidated balance sheet and statements of changes in stockholders’ equity as of April 30, 2022, was as follows:

	April 30, 2022 As Previously Reported	Revision	As Revised
Deferred Tax Liability	$-	$430,486	$430,486
Total Long-term Liability	2,708,930	430,486	3,139,416
Total Liabilities	3,844,965	430,486	4,275,451
Accumulated Deficit	(57,905,928)	(430,486)	(58,336,414)
Total Stockholders’ Equity	$23,657,801	$(430,486)	$23,227,315

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

The Company’s warrant liability for warrants issued in the definitive agreements (see Note 9) was estimated using a Monte Carlo simulation model using Level 3 inputs.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at April 30, 2023 and 2022. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At April 30, 2023 and 2022, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $610,140 and $787,902 at April 30, 2023 and 2022, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the years ended April 30, 2023 and 2022.

Mineral Rights

Costs of leasing, exploring, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred. Where the Company has identified proven and probable mineral reserves on any of its properties, development costs will be capitalized when all the following criteria have been met, a) the Company receives the requisite operating permits, b) completion of a favorable Feasibility Study and c) approval from the Board of director’s authorizing the development of the ore body. Until such time all these criteria have been met the Company records pre-development costs to expense as incurred.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

Leases to explore for or use of natural resources are outside the scope of ASC 842, “Leases”.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

The Company assessed the classification of its outstanding common stock purchase warrants as of the date of issuance and determined that such instruments, except for the warrants discussed under Warrant Liability below, met the criteria for equity classification under the guidance in ASU 2017-11 “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Feature”. The Company has no outstanding warrants that contain a “down round” feature under Topic 815 of ASU 2017-11.

Warrant Liability

The Company accounts for the 625,000 warrants and 870,000 warrants issued in March 2022 and April 2023, respectively, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability (see Note 9). Accordingly, the Company classifies these warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants are estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period.

Offering Costs

Offering costs incurred consisted of legal, placement agent fees and other costs that were directly related to registered direct offerings. Offering costs were allocated to the separable financial instruments issued in the registered direct offering based on the same proportion as the proceeds were allocated to the warrants and equity. Offering costs associated with warrant liabilities are expensed as incurred, presented as offering costs related to warrant liability in the consolidated statements of operations. Offering costs associated with the sale of common shares were charged against equity.

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases. Operating lease right of use assets (“ROU”) represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for re-measurement. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

The Company follows ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they are filed.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

On January 1, 2023, the Company adopted FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 30, 2023, the Company had cash of approximately $7.8 million, working capital of approximately $8.1 million which consists primarily of cash and an accumulated deficit of approximately $66 million. The Company had a net loss and cash used in operating activities of approximately $7.6 million and $8.7 million, respectively, for the year ended April 30, 2023. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As noted in Note 10, in April 2023, the Company completed a registered offering which raised total gross proceeds of approximately $5.0 million before deducting fees and other estimated offering expenses. As of the date of filing the annual report for the year ended April 30, 2023, the Company may have sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Keystone Project

The Company, through its wholly-owned subsidiary, U.S. Gold Acquisition Corporation, acquired the mining claims comprising the Keystone Project. The Keystone Project consists of 601 unpatented lode mining claims situated in Eureka County, Nevada.

Some of the Keystone Project claims are subject to pre-existing net smelter royalty (“NSR”) obligations.

Maggie Creek Project

On September 10, 2019, the Company, NumberCo and the NumberCo Shareholders, entered into the Share Exchange Agreement, pursuant to which, among other things, the Company agreed to issue to the NumberCo Shareholders 200,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of NumberCo, with NumberCo becoming a wholly owned subsidiary of the Company. Consequently, the Company acquired a certain option agreement for the exclusive right and option to earn-in and acquire up to 50% undivided interest in a property called Maggie Creek, located in Eureka County, Nevada

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

On November 9, 2022, the Company entered into an Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) with and among Orevada Metals, Inc., the Company’s indirectly wholly-owned subsidiary (“Orevada”), Nevada Gold Mines LLC (“NGM”), Orogen Royalties Inc. (“Orogen”) and Renaissance Exploration, Inc., a wholly-owned subsidiary of Orogen (“RenEx”) whereby Orevada assigned its interest in that certain Exploration Earn-In Agreement with RenEx, dated February 19, 2019 (the “Original Earn-In Agreement”), to NGM. Pursuant to the Original Earn-In Agreement, Orevada, by making certain payments and incurring certain exploration expenditures, had the right to earn at least a 50% interest and up to a 70% interest in the Maggie Creek Property, owned by RenEx, in Eureka County, Nevada. Simultaneous with this assignment, NGM and RenEx entered into an Amended and Restated Exploration Earn-In Agreement, pursuant to which NGM can earn a 100% interest in the Maggie Creek Property (the “NGM Option”).

As consideration for the assignment of the Original Earn-In Agreement to NGM, U.S. Gold received an upfront cash payment of $2,750,000 from NGM, and NGM agreed that if it exercises the NGM Option and acquires the Maggie Creek Property, it will grant to U.S. Gold a 0.5% Net Smelter Returns royalty on all gold and other recovered and saleable minerals from the Maggie Creek Property (the “U.S. Gold Royalty”), pursuant to a separate royalty agreement (the “U.S. Gold Royalty Agreement”) between NGM and the Company, the terms of which have been fully agreed as part of this assignment. Under the U.S. Gold Royalty Agreement, NGM will have the right to buy back one-half of the U.S. Gold Royalty (reducing the royalty to 0.25% of Net Smelter Returns) for a fixed price of $500,000. In addition, the U.S. Gold Royalty Agreement will provide that the Company waives the first $800,000 of production royalty payments owed to it, regardless of whether NGM exercises its buy-back rights. Under the U.S. Gold Royalty Agreement, NGM will also have a right of first refusal to purchase the U.S. Gold Royalty if the Company decides to sell that royalty. Under the U.S. Gold Royalty Agreement, NGM will also have a right of first refusal to purchase the U.S. Gold Royalty if the Company decides to sell that royalty. Accordingly, the Company recognized gain from sale of asset of $763,393 during the year ended April 30, 2023 as reflected in the accompanying consolidated statements of operations in connection with the Assignment and Assumption Agreement.

Northern Panther Merger Agreement

On August 10, 2020, the Company entered into the Merger Agreement with Acquisition Corp., NPRC and the Stockholder Representative named therein, pursuant to which Acquisition Corp. merged with and into NPRC, with NPRC surviving as a wholly-owned subsidiary of the Company. Consequently, the Company acquired mineral rights on a gold exploration project in Idaho called the Challis Gold project. The Challis Gold project contains 77 unpatented lode mining claims in Lemhi County, Idaho covering approximately 1,710 acres.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

As of the dates presented, mineral properties consisted of the following:

	April 30, 2023	April 30, 2022
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Maggie Creek Project	-	1,986,607
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$16,356,862

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	April 30, 2023	April 30, 2022
Site costs	$203,320	$203,320
Land	352,718	175,205
Computer equipment	7,265	7,265
Vehicle	39,493	39,493
Total	602,796	425,283
Less: accumulated depreciation	(111,871)	(75,366)
Total	$490,925	$349,917

For the years ended April 30, 2023 and 2022, depreciation expense amounted to $36,505 and $34,794, respectively.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold, Keystone and Maggie Creek projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the years presented:

	April 30, 2023	April 30, 2022

Balance, beginning of year	$260,196	$204,615
Addition and changes in estimates	-	33,517
Accretion expense	25,568	22,064
Balance, end of year	$285,764	$260,196

For the years ended April 30, 2023 and 2022, accretion expense amounted to $25,568 and $22,064, respectively.

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

On September 1, 2021, the Company entered into a lease agreement for a facility in Cheyenne, Wyoming. The term of the lease is for a two-year period from September 2021 to August 2023. The monthly base rent was $3,100 and was lowered to $2,950 starting in March 2022. The Company has an option to renew the lease for an additional two years upon giving a written notice from 60 to 120 days prior to the expiration of the initial term of this lease. The Company typically excludes options to extend the lease in a lease term unless it is reasonably certain that the Company will exercise the option and when doing so is in the Company’s sole discretion.

During the years ended April 30, 2023 and 2022, lease expense of approximately $56,000 and $44,200, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	April 30, 2023	April 30, 2022
Operating leases	$32,080	$64,064

Operating Lease liabilities are summarized below:

	April 30, 2023	April 30, 2022
Operating lease, current portion	$32,080	$55,630
Operating lease, long term portion	-	8,734
Total lease liability	$32,080	$64,364

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

The weighted average remaining lease term for the operating leases is 0.67 years and the weighted average incremental borrowing rate is 8.0% at April 30, 2023.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Years ended April 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$56,000	$44,500

Lease assets obtained in exchange for new operating lease liabilities	$-	$104,095
Lease assets obtained upon lease modification	$20,472	$-

Minimum lease payments under non-cancelable operating leases at April 30, 2023 are as follows:

Year ended April 30, 2024	33,029
Less: imputed interest	(949)
Total present value of lease liability	$32,080

NOTE 8 — RELATED PARTY TRANSACTIONS

On January 7, 2021, the Company entered into a one-year agreement (“January 2021 Agreement”) with a director providing for an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000 and cash payments of $36,000, which is paid $3,000 per month. In January 2021, the Company issued 3,222 shares of common stock pursuant to the January 2021 Agreement. The Company and the consultant mutually agree to extend the term of the agreement from January 2022 to January 2023 under the same terms as the initial agreement (the “January 2022 Agreement”). In January 2022, the Company issued 5,814 shares of common stock pursuant to the January 2022 Agreement. During the years ended April 30, 2023 and 2022, the Company paid consulting fees in cash of $24,000 and $36,000, respectively. Effective December 31, 2022, the director resigned from the Board. Accordingly, the Company issued 7,927 shares of common stock in connection with vested RSU’s on the date of resignation (see Note 10).

On March 19, 2021, the Company and Edward Karr, the Company’s former Executive Chairman, agreed by mutual understanding, that Mr. Karr’s employment as an officer and employee, and his service as a member of the Board was terminated, effective March 19, 2021. In connection with Mr. Karr’s departure, the Company entered into a General Release and Severance Agreement with Mr. Karr, as amended, pursuant to which Mr. Karr provided certain transition services to the Company through the Separation Date. Pursuant to the Separation Agreement, Mr. Karr is entitled to receive any equity awards granted to Mr. Karr by the Company. Additionally, on March 19, 2021, the Company entered into a one-year agreement (the “Karr March 2021 Agreement”) for general corporate advisory services to be provided by Mr. Karr for an annual fee of $180,000 consisting of shares of the Company’s common stock with a value of $60,000 and cash payments of $120,000, which is paid $10,000 per month. In January 2022, the Company’s Board approved the renewal of the Karr March 2021 Agreement for an additional year under the same terms as the initial period (the “Karr March 2022 Agreement”). In March 2023, the Company entered into a consulting agreement to extend the term for another 12 months. In April 2022, the Company issued 5,168 and 7,353 shares of common stock pursuant to the Karr March 2021 and March 2022 Agreements, respectively. Additionally, on January 24, 2022, the Company issued an aggregate of 13,564 RSU’s and granted 5,310 five-year options to purchase the Company’s common stock to Mr. Karr for consulting services rendered. In March 2023, the Company issued 15,424 shares of common stock pursuant to the March 2023 consulting agreement. The Company paid consulting fees to Mr. Karr of $120,000 in cash for both periods during the years ended April 30, 2023 and 2022.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

On March 10, 2021, the Company entered into a one-year consulting agreement (“March 2021 Agreement”) with an individual who subsequently was appointed as a director of the Company on May 18, 2022, providing for an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000 and cash payments of $120,000, which is paid $10,000 per month. The Company and the consultant mutually agreed to extend the term of the agreement from March 2022 to March 2023 under the same terms as the initial agreement (the “March 2022 Agreement”). In March 2023, the Company entered into a consulting agreement to extend the term for another 12 months. In April 2022 and March 2023, the Company issued 14,286 shares and 33,419 shares of common stock, respectively, pursuant to the agreements. The Company paid consulting fees to such director of $120,000 in cash during the year ended April 30, 2023. Additionally, as of April 30, 2023, the Company recorded accounts payable and accrued expenses totaling $33,035 due to such director and was included in accounts payable and accrued liabilities.

NOTE 9 — WARRANT LIABILITY

As of April 30, 2023 and 2022, the Company’s warrant liabilities were valued at $4,230,850 and $2,440,000, respectively. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The Company utilized a Monte Carlo Simulation model to estimate the fair values of the April 2023 and March 2022 warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Initial Measurement

The Company accounted for the 625,000 warrants issued on March 18, 2022 in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and was recorded as a liability. The initial valuation of these warrants were valued at $3,652,000 on March 18, 2022. Additionally, the Company accounted for the 870,000 warrants issued on April 10, 2023 (see Note 10) in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and was recorded as a liability at an initial valuation of $3,088,500. On April 10, 2023, the Company agreed to amend, effective as of the closing of the registered offering, certain existing warrants to purchase up to 625,000 shares of the Company at an exercise price of $8.60 per share and a termination date of September 18, 2027, so that the amended warrants will have a reduced exercise price of $6.16 per share and a termination date of October 10, 2028. Accordingly, the Company recognized a change in fair value due to modification of warrants of $262,500 during the year ended April 30, 2023 as reflected in the accompanying consolidated statements of operations.

The key inputs for the warrant liability were as follows as of March 18, 2022:

Key Valuation Inputs
Expected term (years)	5.50
Annualized volatility	84.4%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	2.15%
Stock price	$8.00
Dividend yield	0.00%
Exercise price	$8.60
Probability of fundamental transaction	85%
Date of fundamental transaction (1)	2 years to 5.5 years

1)	The fundamental transaction is simulated to occur 85% during one trading day through the 3.5-year period, 85% of the time.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

The key inputs for the warrant liability were as follows as of April 10, 2023:

Key Valuation Inputs (2)
Expected term (years)	5.50
Annualized volatility	81.3%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.51%
Stock price	$5.23
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	90%
Date of fundamental transaction (1)	1.0 years to 5.5 years

1)	The fundamental transaction is simulated to occur 90% during one trading day through the 4.5-year period, 90% of the time.
2)	Applies to the modified warrants and warrants issued in April 2023

Subsequent Measurement

The key inputs for the warrant liability were as follows as of April 30, 2022:

Key Valuation Inputs
Expected term (years)	5.39
Annualized volatility	84.2%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	2.92%
Stock price	$5.65
Dividend yield	0.00%
Exercise price	$8.60
Probability of fundamental transaction	85%
Date of fundamental transaction	1.90 years to 5.4 years

The key inputs for the warrant liability were as follows as of April 30, 2023:

Key Valuation Inputs
Expected term (years)	5.45
Annualized volatility	81.4%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.51%
Stock price	$4.31
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	90%
Date of fundamental transaction	1.00 years to 5.45 years

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the years ended April 30, 2023 and 2022:

Warrant Liability
Fair value as of April 30, 2021	$—
Initial fair value of warrant liability upon issuance	3,652,000
Change in fair value of warrant liability	(1,212,000)
Fair value as of April 30, 2022	2,440,000
Initial fair value of warrant liability upon issuance	3,088,500
Change in fair value due to modification of warrants	262,500
Change in fair value of warrant liability	(1,560,150)
Fair value as of April 30, 2023	$4,230,850

NOTE 10 — STOCKHOLDERS’ EQUITY

As of April 30, 2023, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of April 30, 2023 and 2022.

Common Stock issued for cash

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

On March 15, 2022, the Company entered into a definitive agreement with a single institutional investor in connection with a registered direct offering of 625,000 shares of the Company’s common stock at a price of $8.00 per share and warrants to purchase 625,000 shares of the Company’s common stock. The exercise price was $8.60 per share (the “Securities”), resulting in total gross proceeds of $5 million before the deduction of placement agent fees of $415,000 and legal related offering expenses of $25,399 for a total of $440,399. The warrants were exercisable six months following the date of issuance and were to expire 5 years following the initial exercise date. The closing of the sale of the Securities occurred on March 18, 2022. Pursuant to ASC 470-20-25, if the warrants are classified as liability, the proceeds should be allocated first to the warrants based on their fair value (not relative fair value). The residual should be allocated to the remaining equity instruments.

These 625,000 warrants were recorded as warrant liability as of April 30, 2022 (see Note 9) and was allocated to the proceeds as follows:

Net proceeds on March 18, 2022	$4,559,600
Less:
Proceeds allocated to warrant liability	(3,652,000)
Plus:
Offering cost associated with warrant liability	190,840

Net proceeds on March 18, 2022 allocated to equity	$1,098,440

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Additionally, on April 10, 2023, the Company agreed to amend, effective as of the closing of a registered offering (see below), these 625,000 warrants at an exercise price of $8.60 per share and a termination date of September 18, 2027, so that the amended warrants will have a reduced exercise price of $6.16 per share and a termination date of April 10, 2028. Accordingly, the Company recorded a change in fair value due to modification of warrants of $262,500 during the year ended April 30, 2023.

On April 10, 2023, the Company entered into a definitive agreement with a single institutional investor in connection with a registered direct offering of 870,000 shares of the Company’s common stock at a price of $5.75 per share and warrants to purchase 870,000 shares of the Company’s common stock at an exercise price of $6.16 per share (the “Securities”), resulting in total gross proceeds of $5,002,500 before the deduction of placement agent fees of $415,175 and legal related offering expenses of $37,115 for a total of $452,290. The warrants are exercisable six months following the date of issuance and will expire 5 years following the initial exercise date. The closing of the sale of the Securities occurred on April 10, 2023. Pursuant to ASC 470-20-25, if the warrants are classified as liability, the proceeds should be allocated first to the warrants based on their fair value (not relative fair value). The residual should be allocated to the remaining equity instruments.

These 870,000 warrants were recorded as warrant liability as of April 30, 2023 (see Note 9) and was allocated to the proceeds as follows:

Net proceeds on April 10, 2023	$4,550,210
Less:
Proceeds allocated to warrant liability	(3,088,500)
Plus:
Offering cost associated with warrant liability	279,487

Net proceeds on April 10, 2023 allocated to equity	$1,741,197

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

On April 9, 2022, the Company issued 25,000 shares of common stock to a consultant in connection with an investor relations agreement for services to be rendered from April 2022 to April 2023. The 25,000 shares of common stock had a fair value of $157,000, or $6.28 per share, based on the quoted trading price on the date of grant. The Company recognized stock-based consulting of $143,917 and $13,083 during the years ended April 30, 2023 and 2022, respectively.

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

On April 22, 2022, the Company issued an aggregate of 5,814 shares of common stock to a director of the Company pursuant to the January 2022 Agreement (see Note 8). The 5,814 shares had a fair value of $50,000 or $8.60 per share of common stock based on the quoted trading prices on the date of grant. The Company recognized stock-based consulting of $33,333 and $16,667 during the years ended April 30, 2023 and 2022, respectively.

On April 25, 2022, the Company issued 5,168 and 7,353 shares of common stock to Edward Karr, former Executive Chairman of the Company, pursuant to the March 2021 Agreement and the March 2022 Agreement, respectively (see Note 8). The 5,168 shares of common stock had a fair value of $60,000, or $11.61 per share, based on the quoted trading price on the date of grant. In connection with this issuance, the Company reduced accrued liabilities by $7,500 and recognized stock-based consulting of $52,500 during the year ended April 30, 2022. The 7,353 shares of common stock had a fair value of $60,000, or $8.16 per share, based on the quoted trading price on the date of grant. The Company recognized stock-based consulting of $52,500 and $7,500 during the years ended April 30, 2023 and 2022, respectively.

On April 25, 2022, the Company issued 12,634 shares of common stock to a consultant in connection with a one-year strategic advisory agreement for services to be rendered from March 10, 2021 to March 10, 2022. The 12,634 shares of common stock had a fair value of $130,000, or $10.29 per share, based on the quoted trading price on the date of grant. In March 2022, the Company and the consultant mutually agreed to extend the term of the agreement from March 11, 2022 to March 10, 2023 under the same terms as the initial agreement. On April 25, 2022, the Company issued 14,286 shares of common stock to such consultant for services to be rendered from March 11, 2022 to March 10, 2023. The 14,286 shares of common stock had a fair value of $130,000, or $9.10 per share, based on the quoted trading price on the date of grant. The Company recognized stock-based consulting of $113,750 and $130,000 during the year ended April 30, 2023 and 2022, respectively and reduced accrued liabilities by $16,250.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

On November 14, 2022, the Company issued an aggregate of 7,510 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from May 2022 to October 2022 and issued 885 shares of common stock for services rendered in April 2022 for a total of 8,395 shares. The 8,395 shares of common stock had a fair value of $35,000, or $4.17 per share, based on the quoted trading price on the date of grants, which was fully vested. The Company reduced accrued liabilities by $5,000 in connection with the issuance of the 885 shares and recognized stock-based consulting of $30,000 in connection with the issuance of the 7,510 shares during the year ended April 30, 2023.

On November 14, 2022, the Company issued an aggregate of 5,425 shares of common stock to a consultant in connection with a consulting agreement for services rendered from May 2022 to October 2022. The 5,425 shares of common stock had a fair value of $22,500, or $4.15 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

On December 22, 2022, the Company issued 7,927 shares of common stock to a former director in connection with vested RSU’s (see Note 8).

On March 10, 2023, the Company issued 33,419 shares of common stock to a director of the Company pursuant to the March 2023 Agreement (see Note 8). The 33,419 shares had a fair value of $130,000 or $3.89 per share of common stock based on the quoted trading price on the date of grant. The Company recognized stock-based consulting of $5,417 during the year ended April 30, 2023 and recorded prepaid stock-based expense of $113,750 at April 30, 2023 to be amortized over the term of the agreement.

On March 10, 2023, the Company issued 15,424 shares of common stock to Edward Karr, former Executive Chairman of the Company, pursuant to the March 2023 Agreement (see Note 8). The 15,424 shares of common stock had a fair value of $60,000, or $3.89 per share, based on the quoted trading price on the date of grant. The Company recognized stock-based consulting of $7,500 during the year ended April 30, 2023 and recorded prepaid stock-based expense of $52,500 at April 30, 2023 to be amortized over the term of this agreement.

On April 4, 2023, the Company issued an aggregate of 5,404 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from November 2022 to March 2023. The 5,404 shares of common stock had a fair value of $25,000, or $4.63 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

Total stock compensation expense for awards issued for services of $738,125 and $1,386,512 was expensed for the years ended April 30, 2023 and 2022, respectively. There are 90,160 unvested restricted stock units with unvested compensation expense of $661,573 at April 30, 2023 remaining to be expensed over future vesting periods of a weighted average period of 0.68 years. There were 343,315 vested restricted stock units awarded but unissued into common stock as of April 30, 2023. A total of 433,475 restricted stock units are outstanding, vested and unvested, as of April 30, 2023.

A summary of the of changes in restricted stock units outstanding during the years ended April 30, 2023 and 2022, is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2021	346,802	$10.30
Granted	104,064	7.45
Vested and converted	(1,116)	11.21
Forfeited	(8,348)	12.16
Balance at April 30, 2022	441,402	9.57
Vested and converted into common stock	(7,927)	9.34
Balance at April 30, 2023	433,475	$9.57

Common Stock issued for exercise of Stock Warrants

In April 2022, the Company issued 166,667 shares of common stock for the exercise of stock warrants and received proceeds of approximately $1,000,000.

Equity Incentive Plan

In August 2017, the Board approved the Company’s 2017 Plan including the reservation of 165,000 shares of common stock thereunder.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

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

Stock options

The following is a summary of the Company’s stock option activity during the years ended April 30, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2021	95,000	$14.63	1.57
Granted	58,060	6.93	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(5,000)	13.40	—
Balance at April 30, 2022	148,060	11.65	2.23
Granted	140,000	5.02	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(95,310)	14.27	—
Balance at April 30, 2023	192,750	5.73	4.44

Options exercisable at end of year	179,650	$5.44
Options expected to vest	13,100	$6.93
Weighted average fair value of options granted during the year		$3.31

At April 30, 2023 and 2022, the aggregate intrinsic value of options outstanding and exercisable were de minimis for each period.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

The Company used the Black-Scholes model to determine the fair value of stock options granted during the year ended April 30, 2022. In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

For the Year Ended April 30, 2022
Risk free interest rate	1.53%
Dividend yield	0.00%
Expected volatility	82%
Contractual and expected term (in years)	5.0
Forfeiture rate	0.00%

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

The Company used the Black-Scholes model to determine the fair value of stock options granted during the year ended April 30, 2023. In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

For the Year Ended April 30, 2023
Risk free interest rate	3.53%
Dividend yield	0.00%
Expected volatility	80%
Contractual and expected term (in years)	5.0
Forfeiture rate	0.00%

Stock-based compensation for stock options recorded in the consolidated statements of operations totaled $493,008 and $183,475 for the years ended April 30, 2023 and 2022, respectively. A balance of $49,342 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.73 years.

Stock-based expense for stock options were recorded in the following as reflected in the consolidated statements of operations:

	For the Year Ended April 30, 2023	For the Year Ended April 30, 2022
Compensation and related taxes – general and administrative	$188,488	$39,475
Professional and consulting fees	304,520	144,000
Total	$493,008	$183,475

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the years ended April 30, 2023 and 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2021	1,428,794	$12.00	4.08
Granted	817,370	8.46	5.39
Exercised	(166,667)	6.00	3.33
Forfeited	(170,235)	31.25	—
Canceled	—	—	—
Balance at April 30, 2022	1,909,262	9.29	4.38
Granted	870,000	6.16	5.51
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2023	2,779,262	7.76	4.27
Class A Warrants:
Balance at April 30, 2021	109,687	11.40	3.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2022	109,687	11.40	2.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2023	109,687	11.40	1.22
Total Warrants Outstanding at April 30, 2023	2,888,949	$7.90	4.15
Warrants exercisable at end of year	2,018,949	$8.65
Weighted average fair value of warrants granted during the year		$3.55

As of April 30, 2023 and 2022, the aggregate intrinsic value of warrants outstanding and exercisable were de minimis for each period.

Concurrent with the sales of common stock on February 14, 2022, the Company issued warrants to purchase 192,370 shares of the Company’s common stock at an exercise price of $8.00 per share. The warrants are exercisable immediately following issuance and will expire five years from the issuance date.

Concurrent with the sale of common stock on March 18, 2022, the Company issued warrants to purchase 625,000 shares of the Company’s common stock. The exercise price was $8.60 per share. The warrants were exercisable six months following the date of issuance and were to expire 5 years following the initial exercise date. These warrants allow for the potential settlement in cash if certain extraordinary events are affected by the Company, including a 50% or greater change of control in the Company’s common stock. Such payment in cash shall be equal to the black-scholes value as defined in the warrant agreement. These 625,000 warrants were recorded as warrant liability as of April 30, 2023 and 2022 (see Note 9).

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

Additionally, on April 10, 2023, the Company agreed to amend, effective as of the closing of a registered offering (see Note 10), the 625,000 warrants at an exercise price of $8.60 per share and a termination date of September 18, 2027, so that the amended warrants will have a reduced exercise price of $6.16 per share and a termination date of April 10, 2028.

In April 2022, the Company issued 166,667 shares of common stock for the exercise of stock warrants and received proceeds of approximately $1,000,000.

Concurrent with the sale of common stock on April 10, 2023, the Company issued warrants to purchase 870,000 shares of the Company’s common stock at an exercise price of $6.16 per share. The warrants are exercisable six months following the date of issuance and will expire 5 years following the initial exercise date. These warrants allow for the potential settlement in cash if certain extraordinary events are affected by the Company, including a 50% or greater change of control in the Company’s common stock. Such payment in cash shall be equal to the black-scholes value as defined in the warrant agreement. These 870,000 warrants were recorded as warrant liability as of April 30, 2023 (see Note 9).

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

	April 30, 2023	April 30, 2022
Common stock equivalents:
Restricted stock units	433,475	441,402
Stock options	192,750	148,060
Stock warrants	2,888,949	2,018,949
Total	3,515,174	2,608,411

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

In connection with the Wyoming Mining Leases, production royalties of 2.1% of net receipts are required to be paid to the State of Wyoming, although once the project is in operation, the Board of Land Commissioners has the authority to reduce the royalty payable to the State of Wyoming.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

The future minimum lease payments at April 30, 2023 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2024	$2,880
Fiscal 2025	1,920
Fiscal 2026	1,920
Fiscal 2027	1,920
Fiscal 2028	1,920
Fiscal 2029 and thereafter	9,600
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

The annual advance minimum royalty payments at April 30, 2023 under the option agreement are as follows, each payment to be made on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

Fiscal 2024	$25,000
Fiscal 2025	25,000
Fiscal 2026	25,000
Fiscal 2027	25,000
Fiscal 2028	25,000
Fiscal 2029 and thereafter	75,000
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

APRIL 30, 2023

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

NOTE 13 — INCOME TAX

The deferred tax assets and deferred tax liabilities are summarized as follows (approximately):

	April 30, 2023	April 30, 2022
		(Revised)
Deferred tax assets:
Net operating loss carryover	$11,599,000	$9,970,000
Stock-based compensation	866,000	2,234,000
Accrued remediation costs	35,000	11,000
Other	7,000	—
Subtotal	12,507,000	12,215,000
Less: valuation allowance	(10,774,000)	(10,493,000)
Total deferred tax assets	$1,733,000	$1,722,000

Deferred tax liabilities:	April 30, 2023	April 30, 2022
		(Revised)
Acquired mineral rights in excess of tax basis in a tax-free merger	$(2,152,000)	$(2,152,000)
Other	(11,000)	—
Total deferred tax liabilities	$(2,163,000)	$(2,152,000)
Net deferred tax assets (liabilities)	$(430,000)	$(430,000)

The Company has a net operating loss carryforward for federal tax purposes totaling approximately $55.2 million at April 30, 2023. Approximately $12.9 million expires between the years 2024 and 2038, with approximately $42.3 million net operating losses incurred after December 31, 2017 that do not expire and can be utilized to offset up to 80% of future taxable income. As of April 30, 2023, the Company has identified certain adjustments that are required to past tax return filings, including those related to capitalized exploration expenses and share-based compensation. These adjustments will be made to the Company’s net operating loss carryforward in the federal tax return for the year ended April 30, 2023. These adjustments are already reflected in the carryforward amounts disclosed above. The Company does not have any state net operating loss carryforwards. The Company primarily operates in the states of Wyoming and Nevada which do not impose a corporate income tax. Any minor apportionment that may occur to any other taxable state will be immaterial to current and future operations of the Company. Therefore, the effective state tax rate used in the calculation of the Company’s deferred tax is 0%.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

On August 10, 2020, the Company acquired mineral rights totaling $10,249,632 (see Note 4 – Mineral Rights) in a tax-free reorganization pursuant to IRC Section 368. The Company recorded the assets at fair value for financial reporting purposes and retained the seller’s tax basis which was zero resulting in a deferred tax liability on the business combination date. As required by ASC 740, the Company has recognized the deferred tax impact of acquiring the mineral rights asset in this transaction, with the amount paid exceeding the tax basis of the asset on the acquisition date. A portion of the deferred tax liability is offset by deferred tax assets recognized by the Company. The remaining portion of the deferred tax liability is not offset by deferred tax assets due to the indefinite life of the mineral rights. As of April 30, 2023, the Company’s remaining net deferred tax assets have been offset with a full valuation allowance as management is unable to conclude that it is not more-likely-than-not that the deferred tax assets will expire unrealized.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows (approximately):

	Year Ended April 30,
	2023		2022
			(Revised)
Federal income tax provision (benefit) based on statutory rate	$(1,599,000)	21.0%	$(2,925,000)	21.0%
State income tax provision (benefit), net of federal taxes	—	—%	—	—%
Change in fair value of warrant liabilities	(273,000)	3.6%	—	—%
Change in prior year estimate	(255,000)	3.4%	717,000	(0.3)%
Prior year deferred tax adjustment	1,804,000	(23.7)%	—	—%
Other nondeductible expenses	42,000	(0.6)%	—	—%
Increase (decrease) in valuation allowance	281,000	(3.7)%	2,208,000	(20.7)%
Total tax provision (benefit) on income (loss)	$—	—%	$—	—%

The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expenses and interest will be charged to interest expense.

The Company operates exclusively in the United States and in various state jurisdictions, primarily the states of Wyoming and Nevada. For both federal and state income tax purposes, the Company’s fiscal 2020 through 2023 tax years remain open for examination by the tax authorities under the general three-year statute of limitations. However, due to the Company’s federal net operating loss carryforward, the Internal Revenue Service has the ability to adjust this carryforward even if the losses were incurred in years that would otherwise be closed under the statute of limitations.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. See the below discussion regarding the remediation of the material weaknesses previously disclosed.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of April 30, 2023. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of April 30, 2023.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company made significant improvements in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended April 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Refer to “Remediation Activities” below.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Remediation Activities

In order to remediate the material weakness identified in internal control reported in the prior year we have added performed the following and added the following controls:

●	We have performed an effective risk assessment and process for monitoring internal controls over financial reporting. This includes the preparation of written documentation of our internal control policies and procedures, designing, implementing, testing, and assessing the effectiveness of our internal controls, including our disclosure controls and procedures.

●	We have implemented monitoring controls over the accounting for complex financial instruments including proper reviews and analysis.

●	We have implemented preventative and monitoring controls over our accounting for income taxes through the engagement with qualified personnel.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2023 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2023 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2023 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2023 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our proxy statement for the 2023 Annual Meeting of Stockholders or amendment to this annual report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

EXHIBIT INDEX

2.1	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.2	Certificate of Amendment to Articles of Incorporation dated July 6, 2016. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.4	Certificate of Designations, Preferences and Rights of 0% Series B Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.5	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series D Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.6	Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001- 08266 on May 26, 2017.

3.7	Amended and Restated Bylaws. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 23, 2016.

3.8	Certificate of Designations, Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series F Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

3.9	Certificate of Amendment of Articles of Incorporation of U.S. Gold Corp. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 19, 2020.

3.10	Certificate of Designation of 0% Series G Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 30, 2020.

3.11	Certificate of Amendment to Articles of Incorporation dated May 2, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on May 5, 2017.

3.12	Certificate of Designations of Series H Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

3.13	Certificate of Designations of Series I Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to the Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

4.2	Form of Class A Warrant Certificate. Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.3	Description of Securities. Incorporated by reference from Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

4.4	Form of Common Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 28, 2021.

4.5	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

4.8	Amendment No. 1 to Warrants. Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

10.1	2014 Equity Incentive Plan. Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10.2	2017 Equity Incentive Plan. Incorporated by reference from Appendix A to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on July 31, 2017, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 12, 2017.

10.3	Consulting Agreement dated January 7, 2021 by and between Ryan K. Zinke and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

10.4	Employment Agreement dated December 4, 2020 by and between George Bee and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.5	Employment Agreement dated December 4, 2020 by and between Eric Alexander and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.6	Employment Agreement dated July 19, 2021 by and between Kevin Francis and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on July 19, 2021.

10.7	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on September 24, 2019.

10.8	First Amendment to the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporate by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on November, 10, 2020.

10.9	Form of Leak-Out Agreement. Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.

10.10	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.11	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.12	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.13	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

10.14	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

10.15	Consulting Agreement dated March 10, 2021 by and between Luke Norman and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 24, 2022.

10.16	Assignment and Assumption Agreement dated November 9, 2022. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 15, 2022.

10.17	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

21.1	List of Subsidiaries.

23.1	Consent of Marcum LLP.

23.2	Consent of Gustavson Associates LLC (a member of WSP Global Inc.).

23.3	Consent of John A. Wells.

23.4	Consent of Mark C. Shutty.

31.1	Rule 13a-14(a) Certification of George Bee.

31.2	Rule 13a-14(a) Certification of Eric Alexander.

32.1 *	Section 1350 Certification of George Bee (Furnished not Filed).

32.2 *	Section 1350 Certification of Eric Alexander (Furnished not Filed).

96.1	Technical Report Summary. Incorporated by reference from Exhibit 96.1 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 15, 2022.

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

U.S. GOLD CORP.

Date: July 31, 2023	By:	/s/ George M. Bee
George M. Bee
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2023	By:	/s/ Eric Alexander
Eric Alexander
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 31, 2023	By:	/s/ Luke Norman
Luke Norman, Director and Chairman

Date: July 31, 2023	By:	/s/ George M. Bee
George M. Bee, Director

Date: July 31, 2023	By:	/s/ Tara Gilfillan
Tara Gilfillan, Director

Date: July 31, 2023	By:	/s/ Robert W. Schafer
Robert W. Schafer, Director

Date: July 31, 2023	By:	/s/ Michael Waldkirch
Michael Waldkirch, Director

