Form 10-K/A
period 2023-04-30
U.S. GOLD CORP.
filed 2023-08-25
CIK 27093

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

Number of shares of Common Stock outstanding as of August 25, 2023: 9,294,130.

Auditor Firm ID	Auditor Name	Auditor Location
688	Marcum LLP	New York

U.S. GOLD CORP

EXPLANATORY NOTE

U.S. Gold Corp. (the “Company”) will not be filing its definitive proxy materials for its 2023 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after the end of its fiscal year ended April 30, 2023.

Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (this “2023 Form 10-K/A”) is being filed to include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Exchange Act.

This 2023 Form 10-K/A amends and restates only Part III, Items 10, 11, 12, 13, and 14, and amends Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023, which was originally filed with the SEC on July 31, 2023 (the “2023 Form 10-K”). No other Items of the 2023 Form 10-K filing have been amended or revised in this 2023 Form 10-K/A, and all such other Items shall be as set forth in the 2023 Form 10-K filing.

In addition, no other information has been updated for any subsequent events occurring after July 31, 2023, the date of filing of the 2023 Form 10-K. As used in this 2023 Form 10-K/A, references to “U.S. Gold,” the “Company,” “we,” “our,” or “us” mean U.S. Gold Corp., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this 2023 Form 10-K/A may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

●	The timing of preparation and filing of our mine construction and operating permits for the CK Gold Project;
●	The timing and process of our mine operating permit and closure plan for the CK Gold Project;
●	The assumptions and projections contained in the CK Gold Project Prefeasibility Study, including estimated mineral resources and mineral reserves, mine life, projected operating and capital costs, projected production, internal rate of return (“IRR”) and net present value (“NPV”) calculations, and the possibility of upside potential at the project;
●	The planned extensions of our leases;
●	Our planned expenditures during our fiscal year ended April 30, 2024;
●	Whether we will make a buy down payment of the net smelter return (“NSR”) associated with the Keystone Project;
●	Future exploration plans and expectations related to our properties;
●	Our ability to fund our business through April 30, 2024 with our current cash reserves based on our currently planned activities;
●	Our anticipation of future environmental and regulatory impacts; and
●	Our business and operating strategies.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including the negative and grammatical variations thereof) to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this 2023 Form 10-K/A, including:

●	Unfavorable results from our exploration activities;
●	Decreases in gold, copper or silver prices;
●	Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of volatility in metals prices or unfavorable exploration results;
●	Whether we will be able to begin to mine and sell minerals successfully or profitably at any of our current properties at current or future metals prices;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events affecting the market prices for gold, copper, silver, and other minerals that may be found on our exploration properties;
●	Volatility in the market price of our common stock; and
●	The factors set forth under “Risk Factors” in Item 1A of the 2023 Form 10-K.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements speak only as of the date of this 2023 Form 10-K/A. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this 2023 Form 10-K/A.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this 2023 Form 10-K/A are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information about each of the Company’s directors:

Name	Age	Position	Director Since
Luke Norman	52	Chairman	2022
George Bee	65	President, Chief Executive Officer and Director	2020
Ryan K. Zinke(1)	61	Former Director	2019
Robert W. Schafer	70	Director	2020
Tara Gilfillan	53	Director	2020
Michael Waldkirch	53	Director	2021

(1)	Resigned from the Board of Directors (the “Board”) as of December 31, 2022.

The following are brief biographies of the Company’s directors:

Luke Norman has been serving as our director since May 2022. Mr. Norman has served as the chief executive officer, president and director of Northern Lion Gold Corp. (TSXV: NL), a Canada-based mineral exploration company, since December 2017. Since March 2021, he has also served as the chief executive officer and director of Leviathan Gold Ltd. (TSXV: LVX), another mineral exploration company. Since 2000, Mr. Norman has served as an independent consultant to companies in the metals and mining industry. He has also served since 2016 as the chairman of Silver One Resources (TSXV: SVE and FSE: BRK1) and since 2020 as a director of Black Mountain Gold USA Corp. (TSXV: BMG), both of which are mineral exploration companies. Mr. Norman was among the founding shareholders of Gold King Corp., a private company that combined with our predecessor, Dataram Corporation, in 2016 to form U.S. Gold Corp. Mr. Norman is qualified to serve as Chairman of the Board because of his expertise in mineral exploration, finance, corporate governance, mergers and acquisitions and corporate leadership.

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

Robert W. Schafer, P.GEO, MSC., has been serving as our director since November 2020. He is a registered professional geologist with over 35 years international experience exploring for and discovering mineral deposits, four were producing mines including the Briggs (over one million ounces) and Griffon gold mines in the Western United States and Birkachan (over one million ounces) gold mine in far east Russia, and identifying, evaluating and structuring business transactions globally having worked in more than 80 countries. Currently, Mr. Schafer is the Chief Executive Officer of Eagle Mines Management LLC, a globally active private natural resources corporation, which he founded in 2016. Prior to this, from 2004 to 2015, he served as Executive Vice President of Business Development at Hunter Dickinson Services Inc., a diversified, global mining group. Mr. Schafer also previously served as Vice President, Exploration of Kinross Gold Corporation (NYSE: KGC), a senior gold mining company with a diverse portfolio of mines and projects, from 1996 to 2003. Prior to that, he held senior positions at BHP Minerals and Billiton Metals. Mr. Schafer is the 2020 to 2021 president of the Society for Mining, Metallurgy and Exploration (“SME”). He is also past president and board member of the Prospector & Developers Association of Canada (“PDAC”), past president of the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”), and past president of the Mining and Metallurgical Society of America. He was a member of the board of governors for the U.S. National Mining Hall of Fame and a member of the board of directors of the Canadian Mining Hall of Fame. He is the first person to hold all of these leadership roles in both the U.S. and Canada. Mr. Schafer is also the recipient of the William Lawrence Saunders Gold Medal from AIME, as well as the prestigious Daniel C. Jackling Award and Robert A. Dreyer Award from SME for technical achievements and leadership in the mining industry during his career. He is a fellow of the Society of Economic Geologists, CIM, and SME, and a certified director under Institute of Corporate Directors. Mr. Schafer has served on the board of directors of select mining companies, including his current service on the boards of directors of Amur Minerals Corporation (AIM: AMC), Volcanic Gold Mines Inc. (TSX-V: VG), Temas Resources (CSE: TMAS), United Lithium (CSE: ULTH) and Electric Royalties (TSXV: ELEC.V). His prior board service includes Trillium Gold Mines Inc. (TSXV: TGM), Lincoln Mining (TSX-V: LMG), Renaissance Gold (TSXV: REN), Trigon Metals (TSXV: TM), Orex Minerals (TSXV: REX), Orosur Mining (TSX: OMI), and Cardinal Resources (ASX and TSX: CDV). Robert earned a BS and MS in Geology at Miami University (Ohio) as well as an MS in Mineral Economics and completed studies and research toward a PhD in Geology at the University of Arizona. He also completed the Executive Business Management program at Stanford. Mr. Schafer is qualified to serve on the Board because of his exceptional industry knowledge and experience as well as his extensive experience serving on boards of directors.

Tara Gilfillan has been serving as our director since November 2020. She is a CPA with over 25 years of experience as a financial executive and serial entrepreneur. She is currently the Founder and President of Optimize Group Inc., established in November 2017, a mine-to-mill project development engineering company with offices in three continents. As part of the start-up of Optimize Group Inc. she recently held the position of CFO for Red Pine Exploration Inc. (TSXV: RPX) from February 2018 to November 2019, and Honey Badger Exploration Inc. (TSXV: TUF) and MacDonald Mines Exploration Ltd. (TSXV: BMK) from May 2019 to December 2019. Prior to that she co-founded Halyard Inc. a project engineering company where she was the CFO and VP of Corporate Development from December 2013 to June 2017. Ms. Gilfillan has held senior executive positions including CFO and Controller of several mining companies, CFO, and interim CEO of a global engineering consulting company as well as senior executive positions outside of the mining industry. Ms. Gilfillan is a certified Independent Corporate Director, Director (ICD.D) with over 10 years of board experience including being the Chairperson and Chair of the audit committee of two gold junior mining companies, Honey Badger Exploration Inc. and MacDonald Mines Exploration Ltd. from May 2017 until May 2019. In addition, she held the position of Director of DRA Americas Inc. from November 2009 to June 2013 and has served on several non-profit industry boards. In July 2020, she became a director of the Mining Supplier Trade Association. Ms. Gilfillan is experienced in financial turnarounds, acquisitions, valuations, risk reviews, corporate governance, business and tax strategy, project development, international operations, marketing, and financial reporting for privately held & public companies (US & Canada). She gained her CPA while working at PricewaterhouseCoopers and received a Bachelor of Commerce from Queens University, Ontario Canada. Ms. Gilfillan is qualified to serve on the Board because of her financial expertise coupled with her deep knowledge of the mining industry.

Michael Waldkirch has been serving as our director since January 2021. Mr. Waldkirch is a Chartered Professional Accountant in the U.S. and Canada since 1998 and was the Chief Financial Officer of Gold Standard Ventures Corp. (TSX and NYSE American: GSV) in Vancouver, British Columbia, Canada. He has also held the position of Senior Partner with the public accounting firm Michael Waldkirch and Company Inc., Chartered Professional Accountants, in Vancouver, B.C. since 1999. From 1997 to 2011, he held the position of principal with JBH Professional Services Inc., a business consulting firm located in Richmond, B.C. Mr. Waldkirch holds a Bachelor of Arts in Economics from the University of British Columbia. Mr. Waldkirch is qualified to serve on the Board because of his financial expertise coupled with his deep knowledge of the mining industry.

Board Diversity

In accordance with Nasdaq’s board diversity listing standards, we are disclosing aggregated statistical information about our Board’s self-identified gender and demographic backgrounds as voluntarily confirmed to us by each of our directors.

Board Diversity Matrix (As of August 25, 2023)
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	4	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-
Did Not Disclose Demographic Background	-

Executive Officers

As of August 25, 2023, the following persons are our executive officers and hold the offices set forth opposite their names:

Name	Age	Position	Officer Since
George Bee	65	President, Chief Executive Officer and Director	2020
Eric Alexander	56	Chief Financial Officer	2020
Kevin Francis	63	Vice President – Exploration and Technical Services	2021

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and stockholders who own more than 10% of our stock to file forms with the SEC to report their ownership of our stock and any changes in ownership. We assist our directors and executive officers by identifying reportable transactions of which it is aware and preparing and filing their forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to us. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year except for one late Form 4 filing for Luke Norman, our Board Chairman.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including the principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions. The full text of our code of ethics can be found on the Corporate Governance page under the Investors section of our website at www.usgoldcorp.gold. In the event that the Board approves an amendment to or waiver from any provision of our code of ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

Committees of the Board

Our Board has four standing committees: (1) Audit (the “Audit Committee”), (2) Compensation (the “Compensation Committee”), (3) Nominating and Governance (the “Nominating and Governance Committee) and (4) Technical (the “Technical Committee”). The Audit Committee, the Compensation Committee and the Nominating and Governance Committee are solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is independent pursuant to the rules of the SEC and the Nasdaq Stock Market LLC. The Board has adopted a written charter setting forth the authority and responsibilities of each committee and each of the committees operates pursuant to its charter. The committee charters are reviewed annually by the Nominating and Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Governance Committee proposes revisions to the charters. The responsibilities of each committee are described in more detail below. Each of the committee charters are available on our website at www.usgoldcorp.gold by following the link to “Investors” and then to “Corporate Governance.”

Audit Committee

Our Audit Committee currently consists of the following members: Tara Gilfillan, Michael Waldkirch and Robert W. Schafer. Ms. Gilfillan serves as Chairman of the Audit Committee. The Audit Committee, among other things, is responsible for:

●	Appointing, approving the compensation of, overseeing the work of and assessing the independence, qualifications and performance of the independent auditor;
●	Reviewing the internal audit function, including its independence, plans and budget;
●	Approving, in advance, audit and any permissible non-audit services performed by our independent auditor;
●	Reviewing our internal controls with the independent auditor, the internal auditor and management;
●	Reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor and management;
●	Overseeing our financial compliance system; and
●	Overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function and information technology.

Compensation Committee

Our Compensation Committee currently consists of the following members: Robert W. Schafer, Michael Waldkirch and Tara Gilfillan. Mr. Schafer serves as Chairman of the Compensation Committee. The Board has affirmatively determined that Tara Gilfillan and Michael Waldkirch meet the qualifications of an Audit Committee financial expert as defined by the rules of the SEC. The Compensation Committee is responsible for:

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

Pursuant to its charter, the Compensation Committee has the authority to delegate its responsibilities to subcommittees if the Compensation Committee determines such delegation would be in the best interest of the Company. In reviewing the compensation of our executive officers other than our Chief Executive Officer, the Compensation Committee considers the input of our Chief Executive Officer. The Company paid Bedford Resources Inc. $3,935 to perform a compensation analysis during the fiscal year ended April 30, 2023.

Nominating and Governance Committee

Our Nominating and Governance Committee currently consists of the following members: Robert W. Schafer, Michael Waldkirch and Tara Gilfillan. Mr. Waldkirch serves as Chairman of the Nominating and Governance Committee. The Nominating and Governance Committee, among other things, is responsible for:

●	Reviewing and assessing the development of the executive officers;
●	Considering and making recommendations to the Board regarding promotion and succession issues;
●	Evaluating and reporting to the Board on the performance and effectiveness of the directors, committees and the Board as a whole;
●	Working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise and experience, including diversity considerations, for the full Board and each committee;
●	Presenting to the Board a list of individuals recommended to be nominated for election to the Board;
●	Reviewing, evaluating and recommending changes to the Company’s corporate governance principles and committee charters;
●	Recommending to the Board individuals to be elected to fill Board vacancies and newly created directorships;
●	Overseeing the Company’s compliance program, including the code of conduct; and
●	Overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure and succession planning, may affect the Company’s major risk exposures.

Technical Committee

Our Technical Committee currently consists of the following members: Luke Norman, Robert W. Schafer and Tara Gilfillan. Mr. Schafer serves as the Chairman of the Technical Committee. The Technical Committee, among other things, is responsible for assisting management and the Board in fulfilling its responsibilities regarding the advancement of the Company’s projects, including economic analysis, preparations for mining and such other matters as may be requested.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The purpose of this Executive Compensation discussion is to provide information about the material elements of compensation that we pay or award to, or that is earned by: (i) the individual(s) who served as our principal executive officer (“PEO”) during the fiscal year ended April 30, 2023; (ii) our two most highly compensated executive officers, other than the individuals who served as our PEO, who were serving as executive officers as of the fiscal year ended April 30, 2023, as determined in accordance with the rules and regulations promulgated by the SEC, with compensation during such fiscal year of $100,000 or more; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individuals were not serving as executive officers as of the fiscal year ended April 30, 2023. We refer to these individuals as our “Named Executive Officers.” For the fiscal year ended April 30, 2023, other than our PEO, we had two executive officers, Mr. Alexander and Mr. Francis, who received compensation of $100,000 or more.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)(3)		All other compensation ($)	Total ($)
George Bee	2023	$300,000	$—	$—		$49,650	(4)	$—	$349,650
Chief Executive Officer (PEO)	2022	300,000	176,375	176,375	(5)	72,000	(6)	—	724,750

Eric Alexander	2023	$240,000	$—	$—		$49,650	(7)	$—	$289,650
Chief Financial Officer (Principal Financial and Accounting Officer)	2022	232,000	119,105	119,105	(8)	28,800	(9)	—	499,010

Kevin Francis	2023	$220,000	$—	$—		$49,650	(10)	$—	$269,650
Vice President – Exploration and Technical Services	2022	172,917	30,995	30,995	(11)	17,600	(12)	—	252,507

(1)	The annual bonus for the executives is determined by the Compensation Committee and subject to annual review and renegotiation. The current bonus targets for each executive as a percentage of base salary are as follows:

●	President and Chief Executive Officer: 100%, bonus paid in a form to be determined by the Board.
●	Chief Financial Officer: 100%, bonus paid in a form to be determined by the Board.
●	Vice President – Exploration and Technical Services: 75%, bonus paid in a form to be determined by the Board.

(2)	Represents the aggregate grant date fair value for awards of restricted stock units (“RSUs”) granted by us in the fiscal years ended April 30, 2023 and 2022 computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements reported in the 2023 Form 10-K for details as to the assumptions used to determine the fair value of the RSU awards.
(3)	Represents the aggregate grant date fair value for stock option awards granted by us in fiscal years ended April 30, 2023 and 2022 computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements reported in the 2023 Form 10-K for details as to the assumptions used to determine the fair value of the stock option awards.
(4)	Represents stock options covering 15,000 shares of common stock granted as long-term incentive compensation on January 12, 2023. The stock options vested immediately on the date of grant.
(5)	Represents RSUs covering 25,450 shares of common stock granted as long-term incentive compensation on January 24, 2022. The restricted stock units vested immediately on the date of grant.
(6)	Represents stock options covering 15,928 shares of common stock granted as long-term incentive compensation on January 24, 2022. 25% vested immediately upon grant and 25% vests annually on the anniversary of the grant-date over the three years ending January 24, 2023 through January 24, 2025.
(7)	Represents stock options covering 15,000 shares of common stock granted as long-term incentive compensation on January 12, 2023. The stock options vested immediately on the date of grant.
(8)	Represents RSUs covering 17,186 shares of common stock granted as long-term incentive compensation on January 24, 2022. The restricted stock units vested immediately on the date of grant.
(9)	Represents stock options covering 6,372 shares of common stock granted as long-term incentive compensation on January 24, 2022. 25% vested immediately upon grant and 25% vests annually on the anniversary of the grant-date over the three years ending January 24, 2023 through January 24, 2025.
(10)	Represents stock options covering 15,000 shares of common stock granted as long-term incentive compensation on January 12, 2023. The stock options vested immediately on the date of grant.
(11)	Represents RSUs covering 4,472 shares of common stock granted as long-term incentive compensation on January 24, 2022. The RSUs vested immediately on the date of grant.
(12)	Represents stock options covering 3,900 shares of common stock granted as long-term incentive compensation on January 24, 2022. 25% vested immediately upon grant and 25% vests annually on the anniversary of the grant-date over the three years ending January 24, 2023 through January 24, 2025.

Narrative Disclosure to Summary Compensation Table

We have entered into employment agreements with each of our Named Executive Officers.

On December 4, 2020, we entered into an employment agreement with our President, Chief Executive Officer and Chairman, George Bee (the “Bee Employment Agreement”). The term of employment commenced on or about October 28, 2020 and is not for a definite period, but rather will continue indefinitely until terminated in accordance with the terms and conditions of the Bee Employment Agreement. Mr. Bee receives a base salary of $300,000 per year. The agreement provides for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the Board and to be paid in cash, stock, or a combination thereof in the discretion of the board. Mr. Bee would also be entitled to receive certain payments upon separation either before or after a change of control, as summarized below in “Potential Payments upon Termination.” Mr. Bee was issued 15,000 stock options as long-term incentive compensation during the fiscal year ended April 30, 2023.

On December 4, 2020, we entered into an employment agreement with our Chief Financial Officer, Eric Alexander (the “Alexander Employment Agreement”). The term of employment commenced on or about October 28, 2020 and is not for a definite period, but rather will continue indefinitely until terminated in accordance with the terms and conditions of the Alexander Employment Agreement. Effective September 2021, Mr. Alexander receives a base salary of $240,000 per year. The agreement provides for a bonus in an amount up to the amount of the base salary, to be awarded in the discretion of the Board and to be paid in cash, stock or a combination thereof in the discretion of the board. Mr. Alexander would also be entitled to receive certain payments upon separation either before or after a change of control, as summarized below in “Potential Payments upon Termination.” Mr. Alexander was issued 15,000 stock options as long-term incentive compensation during the fiscal year ended April 30, 2023.

On July 19, 2021, we entered into an employment agreement with our Vice President – Exploration and Technical Services, Kevin Francis (the “Francis Employment Agreement”). The term of employment commenced on or about July 19, 2021 and is not for a definite period, but rather will continue indefinitely until terminated in accordance with the terms and conditions of the Francis Employment Agreement. Mr. Francis receives an annual base salary of $220,000 per year. The agreement provides for a bonus in an amount up to 75% of the base salary, to be awarded in the discretion of the Board and to be paid in cash, stock, or a combination thereof in the discretion of the board. Mr. Francis would also be entitled to receive certain payments upon separation either before or after a change of control, as summarized below in “Potential Payments upon Termination.” Mr. Francis was issued 15,000 stock options as long-term incentive compensation during the fiscal year ended April 30, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding grants of stock options and unvested RSU awards for each of our named executive officers as of the last day of the fiscal year ended April 30, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
George Bee	7,964	7,964	(1)	$6.93	01/24/2027	50,000	(2)	$215,500
	15,000	—		$5.02	01/12/2028
Eric Alexander	3,186	3,186	(3)	$6.93	01/24/2027	12,500	(4)	$53,875
	15,000	—		$5.02	01/12/2028
Kevin Francis	1,950	1,950	(5)	$6.93	01/24/2027	3,829	(6)	$16,503
	15,000	—		$5.02	01/12/2028

(1)	The stock option awards vested 25% on January 24, 2022, the initial date of grant, 25% on the first anniversary of the initial date of grant, and shall vest 25% on each of the second and third anniversaries of the initial date of grant, subject to certain restrictions and conditions set forth in the Company’s 2020 Stock Incentive Plan, as amended (the “2020 Stock Plan”).
(2)	The RSU awards vested 25% on December 9, 2020, the initial date of grant, 25% on each of the first and second anniversaries of the initial date of grant, and shall vest 25% on each of the third anniversary of the initial date of grant, subject to certain restrictions and conditions set forth in the 2020 Stock Plan.
(3)	The stock option awards vested 25% on January 24, 2022, the initial date of grant, 25% on the first anniversary of the initial date of grant, and shall vest 25% on each of the second and third anniversaries of the initial date of grant, subject to certain restrictions and conditions set forth in the 2020 Stock Plan.
(4)	The RSU awards vested 25% on December 9, 2020, the initial date of grant, 25% on each of the first and second anniversaries of the initial date of grant, and shall vest 25% on each of the third anniversary of the initial date of grant, subject to certain restrictions and conditions set forth in the 2020 Stock Plan.
(5)	The stock option awards vested 25% on January 24, 2022, the initial date of grant, 25% on the first anniversary of the initial date of grant, and shall vest 25% on each of the second and third anniversaries of the initial date of grant, subject to certain restrictions and conditions set forth in the 2020 Stock Plan.
(6)	The RSU awards vested 25% on July 19, 2021, the initial date of grant, 25% on each of the first and second anniversaries of the initial date of grant, and shall vest 25% on each of the third anniversary of the initial date of grant, subject to certain restrictions and conditions set forth in the 2020 Stock Plan.

Potential Payments upon Termination

Under the Bee Employment Agreement, in the event the following occurs:

●	Termination by us for cause, by Mr. Bee without good reason, or due to Mr. Bee’s disability or death: We shall pay Mr. Bee in a lump sum (i) any unpaid portion of his accrued base salary and unused paid time off; (ii) any amounts payable to him pursuant to the terms of any retirement or welfare benefit plan, and (iii) any expense reimbursements payable pursuant to our reimbursement policy (the “Bee Accrued Obligations”). Unvested equity grants shall be forfeited as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement;

●	Termination by us without cause or by Mr. Bee for good reason outside of change in control period: In addition to the Bee Accrued Obligations, Mr. Bee shall be entitled to receive a lump-sum severance payment in an amount equal to the sum of his then in effect annual base salary and a portion of his target bonus, calculated at 100% of target performance completion of goals and objectives, prorated for the portion of the calendar year that has passed as of his last day of employment, in each case, less all applicable withholdings and deductions. Any unvested equity grants, any annual long-term incentive awards, or any other equity awards made during the term of Mr. Bee’s employment shall fully and immediately vest (and in the case of options become exercisable), as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement; and

●	Termination by us without cause or by Mr. Bee for good reason within change in control period: Mr. Bee shall be entitled to receive the payments and benefits provided in the immediately preceding bullet point, except that the amount of the lump-sum severance payment to be paid to Mr. Bee shall instead be equal to the sum of two times his then in effect annual base salary and 100% of his target annual bonus for the year in which the termination occurs. Notwithstanding the foregoing, in the event Mr. Bee’s termination of employment by us without cause or Mr. Bee’s resignation for good reason occurs within the change in control period and at the time of such termination Mr. Bee’s base salary is equal to or less than $500,000, the lump-sum severance payment payable shall instead be equal to the sum of three times Mr. Bee’s then in effect annual base salary and 100% of Mr. Bee’s target annual bonus for the year in which the termination occurs.

Under the Alexander Employment Agreement, in the event the following occurs:

●	Termination by us for cause, by Mr. Alexander without good reason, or due to Mr. Alexander’s disability or death: We shall pay Mr. Alexander in a lump sum (i) any unpaid portion of his accrued base salary and unused paid time off; (ii) any amounts payable to him pursuant to the terms of any retirement or welfare benefit plan, and (iii) any expense reimbursements payable pursuant to our reimbursement policy (the “Alexander Accrued Obligations”). Unvested equity grants shall be forfeited as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement;

●	Termination by us without cause or by Mr. Alexander for good reason outside of change in control period: In addition to the Alexander Accrued Obligations, Mr. Alexander shall be entitled to receive a lump-sum severance payment in an amount equal to the sum of his then in effect annual base salary and a portion of his target bonus, calculated at 100% of target performance completion of goals and objectives, prorated for the portion of the calendar year that has passed as of his last day of employment, in each case, less all applicable withholdings and deductions. Any unvested equity grants, any annual long-term incentive awards, or any other equity awards made during the term of Mr. Alexander’s employment shall fully and immediately vest (and in the case of options become exercisable), as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement; and

●	Termination by us without cause or by Mr. Alexander for good reason within change in control period: Mr. Alexander shall be entitled to receive the payments and benefits provided in the immediately preceding bullet point, except that the amount of the lump-sum severance payment to be paid to Mr. Alexander shall instead be equal to the sum of two times his then in effect annual base salary and 100% of his target annual bonus for the year in which the termination occurs.

Under the Francis Employment Agreement, in the event the following occurs:

●	Termination by us for cause, by Mr. Francis without good reason, or due to Mr. Francis’s disability or death: We shall pay Mr. Francis in a lump sum (i) any unpaid portion of his accrued base salary and unused paid time off; (ii) any amounts payable to him pursuant to the terms of any retirement or welfare benefit plan, and (iii) any expense reimbursements payable pursuant to our reimbursement policy (the “Francis Accrued Obligations”). Unvested equity grants shall be forfeited as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement;

●	Termination by us without cause or by Mr. Francis for good reason outside of change in control period: In addition to the Francis Accrued Obligations, Mr. Francis shall be entitled to receive a lump-sum severance payment in an amount equal to the sum of his then in effect annual base salary and a portion of his target bonus, calculated at 100% of target performance completion of goals and objectives, prorated for the portion of the calendar year that has passed as of his last day of employment, in each case, less all applicable withholdings and deductions. Any unvested equity grants, any annual long-term incentive awards, or any other equity awards made during the term of Mr. Francis’s employment shall fully and immediately vest (and in the case of options become exercisable), as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement; and

●	Termination by us without cause or by Mr. Francis for good reason within change in control period: Mr. Francis shall be entitled to receive the payments and benefits provided in the immediately preceding bullet point, except that the amount of the lump-sum severance payment to be paid to Mr. Francis shall instead be equal to the sum of one and a half times his then in effect annual base salary and 100% of his target annual bonus for the year in which the termination occurs.

Director Compensation

The Compensation Committee periodically evaluates the compensation of directors and recommends compensation changes to the Board as appropriate. We currently pay members of our Board $6,000 per quarter and compensate the Board through the issuance of RSUs. Until November 9, 2021, we also compensated our Board through the issuance of stock option awards and RSUs. Additionally, our Audit Committee chair receives $2,500 per quarter and all other committee chairs receive $2,000 per quarter. These arrangements compensate our directors for their Board responsibilities while aligning their interests with the long-term interests of our stockholders. Directors who are employees of the Company receive no additional cash compensation or equity compensation for serving on the Board.

While the Company does not require directors and officers to own a specific minimum number of shares of the Company’s common stock, the Company believes that each director and corporate officer should have a substantial personal investment in the Company. Under the Company’s Insider Trading Policy, it is improper for directors to engage in short-term or speculative transactions in the Company’s securities.

The following table sets forth information concerning director compensation during the fiscal year ended April 30, 2023 paid or provided to each of our non-employee directors who served in such capacity at any time during the most recent fiscal year. Other than as set forth in the table, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Luke Norman(3)	$—	$—	$82,750	$250,000	$332,750
Ryan K. Zinke(4)	$21,333	$—	$—	$24,000	$45,333
Robert W. Schafer(5)	$40,000	$—	$49,650	$—	$89,650
Tara Gilfillan(6)	$34,000	$—	$49,650	$—	$83,650
Michael Waldkirch(7)	$26,430	$—	$49,650	$—	$76,080

(1)	Represents the aggregate grant date fair value for RSU awards granted by us in the fiscal year ended April 30, 2023 computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements reported in the 2023 Form 10-K for details as to the assumptions used to determine the fair value of the RSU awards.
(2)	Represents the aggregate grant date fair value for stock options granted by us in the fiscal year ended April 30, 2023 computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements reported in the 2023 Form 10-K for details as to the assumptions used to determine the fair value of the stock option awards.
(3)	On March 10, 2021, we entered into a consulting agreement with Mr. Norman pursuant to which Mr. Norman is to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships to add shareholder value (the “March 2021 Norman Agreement”). On March 10, 2022, we extended the March 2021 Norman Agreement for an additional 12 months (the “March 2022 Norman Extension”). On March 10, 2023, we further extended the March 2021 Norman Agreement for another 12 months (the “March 2023 Norman Extension”). In consideration for the services provided pursuant to the March 2023 Norman Extension, Mr. Norman was paid an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000, paid within five days of the effective date of the March 2022 Norman Extension, and cash payments of $120,000, paid in increments of $10,000 per month. In March 2023, and in connection with the March 2023 Norman Extension, we issued 33,419 shares of the Company’s common stock to Mr. Norman. We paid a total of $250,000 in cash and shares of common stock for consulting fees to Mr. Norman during the fiscal year ended April 30, 2023. Additionally, as of April 30, 2023, Mr. Norman had outstanding options to purchase 25,000 shares of our common stock and outstanding RSU awards of 3,463 shares of our common stock.
(4)	On January 7, 2021, we entered into a one-year consulting agreement with Mr. Zinke pursuant to which Mr. Zinke was to provide services related to investor and strategic introductions to potential industry partners and assistance with government relations (the “January 2021 Zinke Agreement”). On January 6, 2022, we extended the January 2021 Zinke Agreement for an additional 12 months (the “January 2022 Zinke Extension”). In consideration for the services provided pursuant to the January 2022 Zinke Extension, Mr. Zinke was to be paid an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000, paid within five days of the effective date of the January 2022 Zinke Extension, and cash payments of $36,000, paid in increments of $3,000 per month. In January 2022, and in connection with the January 2022 Zinke Extension, we issued 5,814 shares of common stock to Mr. Zinke. Mr. Zinke resigned from his positions as director and consultant of the Company on December 31, 2022. As a result, we paid a total of $45,333 in cash and shares in connection with Mr. Zinke’s directorship and his role as a consultant of the Company during the fiscal year ended April 30, 2023.
(5)	As of April 30, 2023, Mr. Schafer had outstanding options to purchase 20,310 shares of our common stock and outstanding RSU awards of 7,927 shares of our common stock.
(6)	As of April 30, 2023, Ms. Gilfillan had outstanding options to purchase 20,310 shares of our common stock and outstanding RSU awards of 7,927 shares of our common stock.
(7)	As of April 30, 2023, Mr. Waldkirch had outstanding options to purchase 20,310 shares of our common stock and outstanding RSU awards of 7,409 shares of our common stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

On August 6, 2019, the Board approved and adopted, subject to stockholder approval, the 2020 Stock Plan. The Board directed that the 2020 Stock Plan, which reserves 1,167,095 shares for future issuance to officers, directors, employees and contractors as directed from time to time by the Compensation Committee, be submitted to the Company’s stockholders for their approval at the 2019 Annual Meeting of Stockholders of the Company (the “2019 Annual Meeting”), which was held on September 18, 2019. The 2020 Stock Plan was approved by a vote of stockholders at the 2019 Annual Meeting.

On August 31, 2020 the Board approved and adopted, subject to stockholder approval, an amendment to the 2020 Stock Plan (the “2020 Stock Plan Amendment”). The Board directed that the 2020 Plan Stock Amendment, which increased the number of shares of common stock for issuance pursuant to awards under the 2020 Stock Plan by an additional 836,385, to a total of 1,167,095 shares of the Company’s common stock, be submitted to the Company’s stockholders for their approval at the 2020 Annual Meeting of Stockholders of the Company (the “2020 Annual Meeting”), which was held on November 9, 2020. The 2020 Stock Plan Amendment was approved by a vote of stockholders at the 2020 Annual Meeting.

Equity Compensation Plan Information (as of April 30, 2023)

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	626,225	$5.73	1,785,419
Equity compensation plans not approved by security holders	—	—	—
Total	626,225	$5.73	1,785,419

Share Ownership Table

The following table sets forth certain information, as of August 25, 2023, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s executive officers and directors as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned and addresses are c/o U.S. Gold Corp., 1910 East Idaho Street, Suite 102-Box 604, Elko, Nevada 89801. For each director, each executive officer named in the table and our directors and executive officers as a group, percentage of common stock ownership is based on 9,294,130 shares of common stock issued and outstanding as of August 25, 2023. For each owner of more than 5% of our common stock, the percentage of ownership is as of August 25, 2023, unless otherwise indicated.

	Amount of Beneficial Ownership of Common Stock(1,2)
Name of Beneficial Owner	Number	Percent
Luke Norman(3)	522,247	5.51%

George Bee(4)	363,261	3.83%

Robert W. Schafer(5)	129,757	1.39%

Tara Gilfillan(6)	28,237	*

Michael Waldkirch(7)	34,450	*

Eric Alexander(8)	75,182	*

Kevin Francis(9)	33,377	*

Current Directors and Executive Officers as a group (7 persons)	1,186,511	12.02%

Phoenix Gold Fund Ltd(10)	585,319	6.22%

* Less than 1%.

(1)	The number of shares has been adjusted to reflect the reverse 1-for-10 reverse stock split effective March 17, 2020.
(2)	Beneficial ownership includes all stock options, warrants and restricted awards (including vested RSUs) held by a stockholder that are currently exercisable or exercisable within 60 days of August 25, 2023.
(3)	Includes: (i) 340,517 unrestricted shares of common stock; (ii) 3,463 shares of common stock underlying vested RSUs; (iii) options to purchase 30,310 shares of common stock, all of which are currently exercisable; and (iv) warrants to purchase 147,957 shares of common stock, all of which are currently exercisable. Mr. Norman has no voting rights with respect to the RSUs until the underlying shares are issued.
(4)	Includes: (i) 164,077 unrestricted shares of common stock; (ii) 175,450 shares of common stock underlying vested RSUs, which are issuable upon Mr. Bee’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 30,928 shares of common stock, of which 22,964 are currently exercisable; and (iv) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Excludes: (i) 50,000 shares of common stock underlying unvested RSUs granted to Mr. Bee, which are issuable upon Mr. Bee’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); and (ii) options to purchase 7,964 shares of common stock. Mr. Bee has no voting rights with respect to the RSUs until the underlying shares are issued.
(5)	Includes: (i) 100,750 unrestricted shares of common stock; (ii) 7,927 shares of common stock underlying vested RSUs which are issuable upon Mr. Schafer’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 20,310 shares of common stock, all of which are currently exercisable; and (iv) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Mr. Schafer has no voting rights with respect to the RSUs until the underlying shares are issued.
(6)	Includes: (i) 7,927 shares of common stock underlying vested RSUs, which are issuable upon Ms. Gilfillan’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); and (ii) options to purchase 20,310 shares of common stock, all of which are currently exercisable. Ms. Gilfillan has no voting rights with respect to the RSUs until the underlying shares are issued.
(7)	Includes: (i) 6,154 unrestricted shares of common stock; (ii) 7,409 shares of common stock underlying vested RSUs, which are issuable upon Mr. Waldkirch’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 20,310 shares of common stock, all of which are currently exercisable; and (iv) warrants to purchase 577 shares of common stock, all of which are currently exercisable. Mr. Waldkirch has no voting rights with respect to the RSUs until the underlying shares are issued.
(8)	Includes: (i) 1,540 unrestricted shares of common stock; (ii) 54,686 shares of common stock underlying vested RSUs, which are issuable upon Mr. Alexander’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 21,372 shares of common stock, of which 18,186 are currently exercisable; and (iv) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Excludes: (i) 12,500 shares of common stock underlying unvested RSUs granted to Mr. Alexander, which are issuable upon Mr. Alexander’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); and (ii) options to purchase 3,186 shares of common stock. Mr. Alexander has no voting rights with respect to RSUs until the underlying shares are issued.
(9)	Includes: (i) 308 unrestricted shares of common stock; (ii) 15,965 shares of common stock underlying vested RSUs, which are issuable upon Mr. Francis’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 18,900 shares of common stock, of which 16,950 are currently exercisable; and (iv) warrants to purchase 154 shares of common stock, all of which are currently exercisable. Excludes: (i) 3,829 shares of common stock underlying unvested RSUs granted to Mr. Francis, which are issuable upon Mr. Francis’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); and (iii) options to purchase 1,950 shares of common stock. Mr. Francis has no voting rights with respect to RSUs until the underlying shares are issued.
(10)	Includes: (i) 463,486 unrestricted shares of common stock reported in the Schedule 13 G/A filed with the SEC on January 4, 2023 (the “Phoenix SC 13 G/A”); and (ii) warrants to purchase 121,833 shares of common stock, all of which are currently exercisable and reported in the Phoenix SC 13 G/A. The business address of the beneficial owner as disclosed in the Phoenix SC 13 G/A is Suite 10.3, West Wing, Rohas tecnic, No. 9 Jalan P.Ramlee, 50250 Kuala Lumpur, Malaysia.

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

Described below are any transactions during the fiscal years ended April 30, 2023 and 2022 and any currently proposed transactions to which the Company was a party in which the amounts involved exceeded, or will exceed, the lower of either $120,000 or 1% of the average of our total assets as of fiscal years ended April 30, 2023 and 2022.

Apart from any transactions disclosed herein and the agreements with our executive officers as disclosed under “Executive Officers—Narrative Disclosure to Summary Compensation Table” above, no such transaction was entered into with any related person during the last two fiscal years. Such transactions were entered into and will be entered into only if found to be in our best interest and approved in accordance with our Code of Ethics, which is available on our website.

For the fiscal year ended April 30, 2023, we entered into the following transactions:

●

On March 19, 2021, we entered into a consulting agreement (the “March 2021 Karr Agreement”) with Edward Karr pursuant to which Mr. Karr is to provide general corporate advisory services to the Company. On March 10, 2022, we extended the March 2021 Karr Agreement for an additional 12 months (the “March 2022 Karr Agreement”). On March 17, 2023, we further extended the March 2021 Karr Agreement for an additional 12 months (the “March 2023 Karr Extension”). The terms of the March 2023 Karr Extension remain the same as stipulated in the March 2021 Karr Agreement. In consideration for the services provided pursuant to the March 2023 Karr Extension, Mr. Karr is to be paid an annual fee of $180,000 consisting of shares of the Company’s common stock with a value of $60,000, payable withing five days of the effective date of the March 2023 Karr Extension, and cash payments of $120,000, paid in increments of $10,000 per month. In March 2023, and in connection with the March 2023 Karr Extension, we issued 15,424 restricted shares of the Company’s common stock to Mr. Karr. We paid a total of $180,000 in cash and shares for consulting fees to Mr. Karr during the fiscal year ended April 30, 2023.

●	On March 10, 2023, we entered into the March 2023 Norman Extension. We paid a total of $250,000 in cash and shares for consulting fees to Mr. Norman during the fiscal year ended April 30, 2023.

●	Under the January 2022 Zinke Extension, we paid a total of $24,000 in cash for consulting fees to Mr. Zinke during the fiscal year ended April 30, 2023.

For the fiscal year ended April 30, 2022, we entered into the following transactions:

●	On January 7, 2022, we entered into the January 2022 Zinke Extension. We paid a total of $86,000 in cash and shares for consulting fees to Mr. Zinke during the fiscal year ended April 30, 2022.
●

On March 10, 2022, we extended the March 2021 Karr Agreement for an additional 12 months (the “March 2022 Karr Agreement”). We paid a total of $180,000 in cash and shares for consulting fees to Mr. Norman during the year ended April 30, 2022.

●	On March 10, 2022, we entered into the March 2022 Norman Extension. We paid a total of $250,000 in cash and shares for consulting fees to Mr. Norman during the year ended April 30, 2022.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the last two fiscal years by the Company’s independent accounting firm, Marcum LLP (“Marcum”):

	2023	2022
Audit Fees (1)	$180,820	$198,790
Audit-related fees (2)	-	11,330
Tax fees(3)	-	-
All Other Fees(4)	-	-
Total fees	$180,820	$210,120

(1) Audit Fees: Audit fees paid to Marcum for professional services associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, statutory and subsidiary audits required in certain locations, consultations concerning financial accounting and reporting standards, and regulatory filings.

(2) Audit-Related fees: For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees.”

(3) Tax Fees: Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

(4) Other Fees: Consist of fees for product and services other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board, which is available on our website at www.usgoldcorp.gold/board-committees. The Audit Committee is responsible for selecting, retaining and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year ended April 30, 2023, the Audit Committee took the following actions:

●	Reviewed and discussed the audited financial statements for the fiscal year ended April 30, 2023 with management and Marcum, our independent public accountant;

●	Discussed with Marcum the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit; and

●	Received written disclosures and the letter from Marcum regarding its independence as required by applicable requirements of the PCAOB regarding Marcum communications with the Audit Committee and the Audit Committee further discussed with Marcum its independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

Our Audit Committee approved all services that our independent accountant provided to us in the past two fiscal years.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

EXHIBIT INDEX

2.1	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.2	Certificate of Amendment to Articles of Incorporation dated July 6, 2016. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.4	Certificate of Designations, Preferences and Rights of 0% Series B Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.5	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series D Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.6	Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001- 08266, on May 26, 2017.

3.7	Amended and Restated Bylaws. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 23, 2016.

3.8	Certificate of Designations, Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series F Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 20, 2019.

3.9	Certificate of Amendment of Articles of Incorporation of U.S. Gold Corp. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 19, 2020.

3.10	Certificate of Designation of 0% Series G Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 30, 2020.

3.11	Certificate of Amendment to Articles of Incorporation dated May 2, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 5, 2017.

3.12	Certificate of Designations of Series H Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.

3.13	Certificate of Designations of Series I Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 12, 2011.

4.2	Form of Class A Warrant Certificate. Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 20, 2019.

4.3	Description of Securities. Incorporated by reference from Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

4.4	Form of Common Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 28, 2021.

4.5	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

4.8	Amendment No. 1 to Warrants. Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

10.1	2014 Equity Incentive Plan. Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10.2	2017 Equity Incentive Plan. Incorporated by reference from Appendix A to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on July 31, 2017, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 12, 2017.

10.3	Consulting Agreement dated January 7, 2021 by and between Ryan K. Zinke and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

10.4	Employment Agreement dated December 4, 2020 by and between George Bee and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.5	Employment Agreement dated December 4, 2020 by and between Eric Alexander and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.6	Employment Agreement dated July 19, 2021 by and between Kevin Francis and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on July 19, 2021.

10.7	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on September 24, 2019.

10.8	First Amendment to the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporate by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on November, 10, 2020.

10.9	Form of Leak-Out Agreement. Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.

10.10	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.11	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.12	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.13	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

10.14	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

10.15	Consulting Agreement dated March 10, 2021 by and between Luke Norman and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 24, 2022.

10.16	Assignment and Assumption Agreement dated November 9, 2022. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 15, 2022.

10.17	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

10.18	Consulting Agreement dated March 19, 2021 by and between Edward Karr and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 19, 2021.

21.1	List of Subsidiaries. Incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 31, 2023.

23.1	Consent of Marcum LLP. Incorporated by reference from Exhibit 23.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 31, 2023.

23.2	Consent of Gustavson Associates LLC (a member of WSP Global Inc.). Incorporated by reference from Exhibit 23.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 31, 2023.

23.3	Consent of John A. Wells. Incorporated by reference from Exhibit 23.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 31, 2023.

23.4	Consent of Mark C. Shutty. Incorporated by reference from Exhibit 23.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 31, 2023.

31.1	Rule 13a-14(a) Certification of George Bee.

31.2	Rule 13a-14(a) Certification of Eric Alexander.

32.1	Section 1350 Certification of George Bee (Furnished not Filed). Incorporated by reference from Exhibit 32.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 31, 2023.

32.2	Section 1350 Certification of Eric Alexander (Furnished not Filed). Incorporated by reference from Exhibit 32.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 31, 2023.

96.1	Technical Report Summary. Incorporated by reference from Exhibit 96.1 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 15, 2022.

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

U.S. GOLD CORP.

Date: August 25, 2023	By:	/s/ George M. Bee
George M. Bee
President and Chief Executive Officer (Principal Executive Officer)

Date: August 25, 2023	By:	/s/ Eric Alexander
Eric Alexander
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 25, 2023	By:	/s/ Luke Norman
Luke Norman, Director and Chairman

Date: August 25, 2023	By:	/s/ George M. Bee
George M. Bee, Director

Date: August 25, 2023	By:	/s/ Tara Gilfillan
Tara Gilfillan, Director

Date: August 25, 2023	By:	/s/ Robert W. Schafer
Robert W. Schafer, Director

Date: August 25, 2023	By:	/s/ Michael Waldkirch
Michael Waldkirch, Director

