Form 10-Q
period 2023-07-31
U.S. GOLD CORP.
filed 2023-09-14
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of September 14, 2023, there were 9,295,837 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to (i) the ability of available cash reserves at July 31, 2023, to be sufficient for greater than the next twelve months; and (ii) royalties to be paid to U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) upon future exploration success at the Maggie Creek project.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth in, or incorporate by reference in this report, including:

●	deviations from the projections set forth in the prefeasibility study for the CK Gold Project due to unanticipated variations in grade, unexpected challenges with potential mining of the deposit, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs, or delays in our permitting plans;
●	the strength of the world economies;
●	fluctuations in interest rates and inflation rates;
●	changes in governmental rules and regulations or actions taken by regulatory authorities;
●	the impact of geopolitical events and other uncertainties, such as the conflict in Ukraine;
●	our ability to maintain compliance with the Nasdaq Capital Market LLC’s (“Nasdaq”) listing standards;
●	volatility in the market price of our common stock;
●	our ability to fund our business with our current cash reserves based on our currently planned activities;
●	our ability to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	our expected cash needs and the availability and plans with respect to future financing;
●	our ability to retain key management and mining personnel necessary to operate and grow our business successfully; and
●	the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2023	2023

ASSETS
CURRENT ASSETS:
Cash	$6,014,188	$7,822,930
Prepaid expenses and other current assets	503,806	610,140

Total current assets	6,517,994	8,433,070

NON - CURRENT ASSETS:
Property, net	482,688	490,925
Reclamation bond deposit	845,335	857,509
Operating lease right-of-use asset, net	18,336	32,080
Mineral rights	14,370,255	14,370,255

Total non - current assets	15,716,614	15,750,769

Total assets	$22,234,608	$24,183,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,128,262	$346,718
Operating lease liabilities, current portion	18,336	32,080

Total current liabilities	1,146,598	378,798

LONG- TERM LIABILITIES
Warrant liability	4,215,900	4,230,850
Asset retirement obligation	286,433	285,764
Deferred tax liability	430,486	430,486
Total long-term liabilities:	4,932,819	4,947,100

Total liabilities	6,079,417	5,325,898

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized, none shares issued and outstanding as of July 31, 2023 and April 30, 2023	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 9,295,837 shares issued and outstanding as of July 31, 2023 and April 30, 2023)	9,296	9,296
Additional paid-in capital	84,991,196	84,799,263
Accumulated deficit	(68,845,301)	(65,950,618)

Total stockholders’ equity	16,155,191	18,857,941

Total liabilities and stockholders’ equity	$22,234,608	$24,183,839

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2023	July 31, 2022

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	412,839	402,805
Exploration costs	841,541	762,861
Professional and consulting fees	1,345,962	1,325,791
General and administrative expenses	329,773	393,901

Total operating expenses	2,930,115	2,885,358

Loss from operations	(2,930,115)	(2,885,358)

Other income:
Gain from settlement of asset retirement obligation	6,075	-
Interest income	14,407	-
Change in fair value of warrant liability	14,950	940,000

Total other income	35,432	940,000

Loss before provision for income taxes	(2,894,683)	(1,945,358)

Provision for income taxes	-	-

Net loss	$(2,894,683)	$(1,945,358)

Net loss per common share, basic and diluted	$(0.31)	$(0.23)

Weighted average common shares outstanding - basic and diluted	9,295,837	8,349,843

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2023 AND 2022

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2023	9,295,837	$9,296	$84,799,263	$(65,950,618)	$18,857,941

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(2,894,683)	(2,894,683)

Balance, July 31, 2023	9,295,837	$9,296	84,991,196	$(68,845,301)	$16,155,191

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
				(Revised)	(Revised)

Balance, April 30, 2022	8,349,843	$8,350	$81,555,379	$(58,336,414)	23,227,315

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(1,945,358)	(1,945,358)

Balance, July 31, 2022	8,349,843	$8,350	$81,747,312	$(60,281,772)	$21,473,890

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2023	July 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,894,683)	$(1,945,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,237	11,580
Accretion	6,744	6,274
Amortization of right-of-use asset	13,744	12,723
Stock based compensation	191,933	191,933
Amortization of prepaid stock based expenses	47,500	99,250
Gain from settlement of asset retirement obligation	(6,075)	-
Change in fair value of warrant liability	(14,950)	(940,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	58,834	(181,197)
Reclamation bond deposit	12,174	-
Accounts payable and accrued liabilities	781,544	(36,212)
Operating lease liability	(13,744)	(12,798)

NET CASH USED IN OPERATING ACTIVITIES	(1,808,742)	(2,793,805)

NET DECREASE IN CASH	(1,808,742)	(2,793,805)

CASH - beginning of year	7,822,930	9,111,512

CASH - end of period	$6,014,188	$6,317,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. The Company is a gold and precious metals exploration company pursuing exploration and development properties. The Company owns certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming, the Keystone Project in Nevada and the Challis Gold Project in Idaho. The Company has established an estimate of proven and probable mineral reserves under S-K 1300 at its CK Gold Project, where the Company is conducting exploration and pre-development activities, and all of its activities on its other properties are exploratory in nature.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of July 31, 2023. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended April 30, 2023, which are contained in the Form 10-K filed on July 31, 2023. The unaudited condensed consolidated balance sheet as of July 31, 2023 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the three months ended July 31, 2023, are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2024.

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

Revision of Financial Statements

During the fiscal year ended April 30, 2021 (“fiscal year 2021”), the Company determined that it had not appropriately recorded a deferred tax liability related to the acquisition of mineral rights in August 2020. This resulted in an understatement of deferred tax liability and a corresponding understatement of provision for income taxes during fiscal year 2021. Based on an analysis of Accounting Standards Codification ASC 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that these errors were immaterial to the previously issued consolidated financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

The effect of this revision on the line items within the Company’s unaudited condensed consolidated statements of changes in stockholders’ equity as of the fiscal year ended April 30, 2022 (“fiscal year 2022”), was as follows:

	April 30, 2022
	As Previously Reported	Revision	As Revised
Accumulated Deficit	(57,905,928)	(430,486)	(58,336,414)
Total Stockholders’ Equity	$23,657,801	$(430,486)	$23,227,315

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at July 31, 2023 and April 30, 2023. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At July 31, 2023 and April 30, 2023, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $503,806 and $610,140 at July 31, 2023 and April 30, 2023, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the fiscal quarters ended July 31, 2023 and 2022.

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

Accounting for Warrants

Warrants are accounted for in accordance with the applicable accounting guidance provided in ASC 815, “Derivatives and Hedging” (“ASC 815”) as either derivative liabilities or as equity instruments, depending on the specific terms of the agreements. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). Instruments that are classified as liabilities are recorded at fair value at each reporting period, with any change in fair value recognized as a component of change in fair value of derivative liabilities in the unaudited condensed consolidated statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

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

Offering Costs

Offering costs incurred consisted of legal, placement agent fees and other costs that were directly related to registered direct offerings. Offering costs were allocated to the separable financial instruments issued in the registered direct offering based on the same proportion as the proceeds were allocated to the warrants and equity. Offering costs associated with warrant liabilities are expensed as incurred, presented as offering costs related to warrant liability in the unaudited condensed consolidated statements of operations. Offering costs associated with the sale of common shares were charged against equity.

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

JULY 31, 2023

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

On May 1, 2023, the Company adopted FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. Adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements or disclosures.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of July 31, 2023, the Company had cash of approximately $6.0 million, working capital of approximately $5.4 million, which consists primarily of cash and an accumulated deficit of approximately $68.8 million. The Company had a net loss and cash used in operating activities of approximately $2.9 million and $1.8 million, respectively, for the three months ended July 31, 2023. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the date of filing the Form 10-Q for the fiscal quarter ended July 31, 2023, the Company may have sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	July 31, 2023	April 30, 2023
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	July 31, 2023	April 30, 2023
Site costs	$203,320	$203,320
Land	352,718	352,718
Computer equipment	3,766	7,265
Vehicle	39,493	39,493
Total	599,297	602,796
Less: accumulated depreciation	(116,609)	(111,871)
Total	$482,688	$490,925

For the three months ended July 31, 2023 and 2022, depreciation expense amounted to $8,237 and $11,580, respectively, and included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold, and Keystone projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	July 31, 2023	April 30, 2023

Balance, beginning of period	$285,764	$260,196
Retired	(6,075)	-
Accretion expense	6,744	25,568
Balance, end of period	$286,433	$285,764

For the three months ended July 31, 2023 and 2022, accretion expense amounted to $6,744 and $6,274, respectively, and included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On May 1, 2021, the Company entered into a lease agreement for a facility in Cheyenne, Wyoming. The initial term of the lease was for a two-year period from May 2021 to May 2023 starting with a monthly base rent of $1,667. On January 30, 2023, the Company entered into a lease amendment effective as of May 1, 2023, to extend this lease for a period of one year expiring April 30, 2024 with an option to renew the lease for an additional one-year term. The monthly base rent increased to $1,768. The Company accounted for the lease extension as a lease modification under ASC 842. On January 30, 2023, the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $20,472 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%.

On September 1, 2021, the Company entered into a lease agreement for another facility in Cheyenne, Wyoming. The term of the lease is for a two-year period from September 2021 through August 2023. The monthly base rent was $3,100 and was lowered to $2,950 starting in March 2022. The Company has an option to renew the lease for an additional two years upon giving a written notice from 60 to 120 days prior to the expiration of the initial term of this lease. The Company typically excludes options to extend the lease in a lease term unless it is reasonably certain that the Company will exercise the option and when doing so is in the Company’s sole discretion. The Company is currently negotiating a two-year lease extension effective September 1, 2023.

During the three months ended July 31, 2023 and 2022, lease expense of $14,267 and $14,039 was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	July 31, 2023	April 30, 2023
Operating leases	$18,336	$32,080

Operating Lease liabilities are summarized below:

	July 31, 2023	April 30, 2023
Operating lease, current portion	$18,336	$32,080

The weighted average remaining lease term for the operating leases is 0.42 years and the weighted average incremental borrowing rate is 8.0% at July 31, 2023.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Period ended July 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$14,157	$14,000

The remaining minimum lease payments under non-cancelable operating leases at July 31, 2023 are as follows:

Year ended April 30, 2024- remainder	18,872
Total	$18,872
Less: imputed interest	(536)
Total present value of lease liability	$18,336

NOTE 8 — RELATED PARTY TRANSACTIONS

On January 7, 2021, the Company entered into a one-year consulting agreement (the “January 2021 Agreement”) with a director. On January 6, 2022, the Company and the director mutually agreed to extend the term of the agreement for an additional 12 months under the same terms as the initial agreement (the “January 2022 Extension”). The terms of the January 2022 Extension remain the same as stipulated in the January 2021 Agreement. In consideration for the services provided pursuant to the January 2022 Extension, the director was paid an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000, paid within five days of the effective date of the January 2022 Extension, and cash payments of $36,000, paid in increments of $3,000 per month. In January 2022, and in connection with the January 2022 Extension, the Company issued 5,814 shares of common stock to the director. Effective December 31, 2022, the director resigned from the Board. Accordingly, the Company also issued 7,927 shares of common stock in connection with vested RSUs on the date of resignation. During the fiscal years ended April 30, 2023 and 2022, the Company paid consulting fees in cash of $24,000 and $36,000, respectively, to the director. The Company paid consulting fees to such director of $0 and $9,000 in cash during the three months ended July 31, 2023 and 2022, respectively.

On March 10, 2021, the Company entered into a one-year consulting agreement (the “March 2021 Agreement”) with an individual who subsequently was appointed as a director of the Company on May 18, 2022, to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships to add shareholder value. On March 10, 2022, the Company and the director mutually agreed to extend the March 2021 Agreement for an additional 12 months (the “March 2022 Extension”). On March 10, 2023, the Company and the director further extended the March 2021 Agreement for another 12 months (the “March 2023 Extension”). The terms of the March 2022 Extension and the March 2023 Extension remain the same as stipulated in the March 2021 Agreement. In consideration for the services provided pursuant to the March 2022 Extension and the March 2023 Extension, the director was paid an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000 paid within five days of the effective date of the applicable extension, and cash payments of $120,000, paid in increments of $10,000 per month. In April 2022 and March 2023, the Company issued 14,286 shares and 33,419 shares of common stock pursuant to March 2022 Extension and the March 2023 Extension, respectively, to the director. During the fiscal years ended April 30, 2023 and 2022, the Company paid consulting fees in cash of $120,000 and $120,000, respectively, to the director. The Company paid consulting fees to such director of $30,000 and $30,000 in cash during the three months ended July 31, 2023 and 2022, respectively. Additionally, as of July 31, 2023, the Company recorded accounts payable and accrued expenses totaling $55,410 due to such director and was included in accounts payable and accrued liabilities.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

NOTE 9 — WARRANT LIABILITY

As of July 31, 2023 and April 30, 2023, the Company’s warrant liabilities were valued at $4,215,900 and $4,230,850, respectively. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The Company utilized a Monte Carlo Simulation model to estimate the fair values of the April 2023 and March 2022 warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Monte Carlo Simulation Model.

Initial Measurement

The Company accounted for the 625,000 warrants issued on March 18, 2022, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and were recorded as a liability. The initial valuation of these warrants was valued at $3,652,000 on March 18, 2022. Additionally, the Company accounted for the 870,000 warrants issued on April 10, 2023, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and were recorded as a liability at an initial valuation of $3,088,500.

The key inputs for the warrant liability were as follows as of July 31, 2023:

Key Valuation Inputs
Expected term (years)	5.20
Annualized volatility	77.7%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	4.17%
Stock price	$4.48
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	90%
Date of fundamental transaction	0.75 years to 5.20 years

The key inputs for the warrant liability were as follows as of April 30, 2023:

Key Valuation Inputs
Expected term (years)	5.45
Annualized volatility	81.4%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.51%
Stock price	$4.31
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	90%
Date of fundamental transaction	1.00 years to 5.45 years

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended July 31, 2023:

Warrant Liability
Fair value as of April 30, 2023	$4,230,850
Change in fair value	(14,950)
Fair value as of July 31, 2023	$4,215,900

NOTE 10 — STOCKHOLDERS’ EQUITY

As of July 31, 2023, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of July 31, 2023 and April 30, 2023.

Common Stock Issued, Restricted Stock Awards, and RSU’s Granted for Services

Total stock compensation expense for awards issued for services of $184,531 was expensed for both the three months ended July 31, 2023 and 2022. There are 86,329 unvested restricted stock units with unvested compensation expense of $477,042 at July 31, 2023 remaining to be expensed over future vesting periods of a weighted average period of 0.39 years. There were 347,146 vested restricted stock units awarded but unissued into common stock as of July 31, 2023. A total of 433,475 restricted stock units are outstanding, vested and unvested, as of July 31, 2023.

A summary of the changes in restricted stock units outstanding during the three months ended July 31, 2023 follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2023	433,475	$9.57
Balance at July 31, 2023	433,475	$10.31

Equity Incentive Plan

In August 2017, the Board approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) including the reservation of 165,000 shares of common stock thereunder.

On August 6, 2019, the Board approved and adopted, subject to stockholder approval, the 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan initially reserved 330,710 shares for future issuance to officers, directors, employees and contractors as directed from time to time by the Compensation Committee of the Board. The 2020 Plan was approved by a vote of stockholders at the 2019 annual meeting. With the approval and effectivity of the 2020 Plan, no further grants will be made under the 2017 Plan. On August 31, 2020, the Board approved and adopted, subject to stockholder approval, an amendment (the “2020 Plan Amendment”) to the 2020 Plan. The 2020 Plan Amendment increased the number of shares of common stock available for issuance pursuant to awards under the 2020 Plan by an additional 836,385, to a total of 1,167,095 shares of the Company’s common stock. The 2020 Plan Amendment was approved by the Company’s stockholders on November 9, 2020. On December 16, 2022, the Company’s stockholders approved another amendment to the 2020 plan increasing the number of shares of common stock available for issuance pursuant to awards under the 2020 Plan by an additional 1,252,476 shares, to a total of 2,419,571 shares of the Company’s common stock.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

Stock options

The following is a summary of the Company’s stock option activity during the three months ended July 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2023	192,750	$5.54	4.44
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at July 31, 2023	192,750	5.54	4.19

Options exercisable at end of period	179,650	$5.44
Options expected to vest	13,100	$6.93
Weighted average fair value of options granted during the period		$—

At July 31, 2023 and April 30, 2023, the aggregate intrinsic value of options outstanding and exercisable were de minimis for each period.

Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $7,402 for both the three months ended July 31, 2023 and 2022. A balance of $41,940 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.48 years.

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of July 31, 2023, and changes during the period ended as presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2023	2,779,262	$7.76	4.27
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at July 31, 2023	2,779,262	7.76	4.02
Class A Warrants:
Balance at April 30, 2023	109,687	11.40	1.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at July 31, 2023	109,687	11.40	0.97
Total Warrants Outstanding at July 31, 2023	2,888,949	$7.90	3.90
Warrants exercisable at end of period	2,018,949	$8.65
Weighted average fair value of warrants granted during the period		$—

As of July 31, 2023, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

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

	July 31, 2023	July 31, 2022
Common stock equivalents:
Restricted stock units	433,475	441,402
Stock options	192,750	148,060
Stock warrants	2,888,949	2,018,949
Total	3,515,174	2,608,411

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Mining Leases

The CK Gold property position consists of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases. These leases were assigned to the Company in July 2014 through the acquisition of the CK Gold Project. Leases to explore for or use natural resources are outside the scope of ASU 2016-02 “Leases”.

The Company’s rights to the CK Gold Project arise under two State of Wyoming mineral leases: (1) State of Wyoming Mining Lease No. 0-40828, consisting of 640 acres, and (2) State of Wyoming Mining Lease No. 0-40858 consisting of 480 acres.

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

The future minimum lease payments at July 31, 2023, under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal Year
Fiscal 2024	$2,880
Fiscal 2025	1,920
Fiscal 2026	1,920
Fiscal 2027	1,920
Fiscal 2028	1,920
Fiscal 2029 and thereafter	9,600
Total	$20,160

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

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

The annual advance minimum royalty payments at July 31, 2023, under the option agreement are as follows, each payment to be made on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

Fiscal Year
Fiscal 2024	$25,000
Fiscal 2025	25,000
Fiscal 2026	25,000
Fiscal 2027	25,000
Fiscal 2028	25,000
Fiscal 2029 and thereafter	75,000
Total	$200,000

100% of the advance minimum royalty payments will be applied to the royalty credits.

Exploration Access and Option to Lease Agreement

On August 25, 2021 (“Effective Date”), the Company entered into an Exploration Access and Option to Lease Agreement (the “Agreement”) with a private-party landowner (the “Landowner”) whereby the Landowner granted the Company an option (the “Option”) to lease and right of way on a property located in Laramie County, Wyoming. The Company may exercise the Option for five years (“Option Term”) from the Effective Date. During the Option, the Landowner granted non-exclusive rights (the “Exploration Access Rights”) to the Company to use the surface of the property for an annual exploration and access right payment of $10,000, thirty days after the effective date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised or expires. The Company is also required to pay an annual Option payment of $35,780 for the lease and $6,560 for the right of way within thirty days after the Effective Date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised by the Company or expires. The Company paid a total of $42,340 for each of the period on September 1, 2021 and September 1, 2022, pursuant to this Agreement.

At any time during the Option Term, the Company may exercise the Option by providing a written notice to the Landowner and the Company shall pay a one-time right-of-way payment of $26,240 at closing and shall execute a lease agreement. The exclusive option to lease (the “Lease”) and right of way (the “Right of Way”) is for a term of ten years with the right to extend for an additional ten years and requires an annual lease payment of $50,000, compensation for loss of grazing of $40.00 per acre impacted land and annual Right of Way payments of $13,120.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with U.S. GAAP, which are duplicate to the disclosures in the audited consolidated financial statement have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K for the fiscal year ended April 30, 2023, filed with the SEC.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of July 31, 2023, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three months ended July 31, 2023 and 2022. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements” above. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

Overview

U.S. Gold Corp., formerly known as Dataram Corporation, was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. We are a gold and precious metals exploration company pursuing exploration and development properties. We own certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming, the Keystone Project in Nevada and the Challis Gold Project in Idaho. We have established an estimate of proven and probable mineral reserves under S-K 1300 at our CK Gold Project, where we are conducting exploration and pre-development activities, and all of our activities on our other properties are exploratory in nature.

Summary of Activities for the Three Months Ended July 31, 2023

During the three-months ended July 31, 2023, we focused primarily on advancing our CK Gold Project in Wyoming with the granting of an Industrial Siting permit for the construction and operation of the proposed CK Gold project and progress with our permit to mine and reclamation plan.

An overview of certain significant events follows:

●	On June 20, 2023, we received notification from the Industrial Siting Division of the Wyoming Department of Environmental Quality (“WDEQ”) that an Industrial Siting Permit was granted to us for the construction and operation of the proposed mine at the CK Gold Project.

●	We continue to work with the Land Division of the WDEQ regarding the technical review on our Permit to Mine and the Mine Reclamation Plan we submitted in September 2022.

Results of Operations

For the three months ended July 31, 2023, compared to the three months ended July 31, 2022:

Net Revenues

We are a development-stage company with no operations and we did not generate any revenues for the three months ended July 31, 2023 and 2022.

Operating Expenses

Total operating expenses for the three months ended July 31, 2023, as compared to the three months ended July 31, 2022, were approximately $2,930,000 and $2,885,000, respectively. The approximate $45,000 increase in operating expenses for the three months ended July 31, 2023, as compared to the three months ended July 31, 2022, is comprised of (i) an increase in compensation of approximately $10,000 primarily due to an increase in payroll taxes, (ii) an increase of approximately $79,000 in exploration expenses on our mineral properties due to an increase in exploration activities in our CK Gold property, (iii) an increase in professional and consulting fees of approximately $20,000 primarily due to increases investor relation fees of $217,000, increase in legal fees of $62,000, increase in accounting fees of $20,000 offset by a decrease in general strategic and permitting consulting services of $273,000 and decreases in director fees of $6,000 and (iv) a decrease in general and administrative expenses of approximately $64,000 due primarily to decreases related to advertising expenses, insurance, travel, conference related expenses and meals and entertainment expenses.

Loss from Operations

We reported loss from operations of approximately $2,930,000 and $2,885,000 for the three months ended July 31, 2023 and 2022, respectively.

Other Income

We reported other income of approximately $35,000 and $940,000 for the three months ended July 31, 2023 and 2022, respectively. We reported change in fair value of warrant liability of approximately $15,000 and $940,000 for the three months ended July 31, 2023 and 2022, respectively. We reported interest income and gain from settlement of asset retirement obligation of approximately $14,000 and $6,000, respectively for the three months ended July 31, 2023, as compared to $0 during the prior period.

Net Loss

We reported a net loss of approximately $2,895,000 and $1,945,000 for the three months ended July 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2023 compared to April 30, 2023, and the changes between those periods:

	July 31, 2023	April 30, 2023	Increase (decrease)
Current Assets	$6,517,994	$8,433,070	$(1,915,076)
Current Liabilities	$1,146,598	$378,798	$767,800
Working Capital	$5,371,396	$8,054,272	$(2,682,876)

As of July 31, 2023, we had working capital of $5,371,396, as compared to working capital of $8,054,272 as of April 30, 2023, a decrease of $2,682,876.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three months ended July 31, 2023 and 2022, we incurred net losses in the amounts of approximately $2,895,000 and $1,945,000, respectively. For the three months ended July 31, 2023, cash used in operating activities was approximately $1,809,000. As of July 31, 2023, we had cash of approximately $6,000,000, working capital of approximately $5,400,000, and an accumulated deficit of approximately $68,845,000. Our primary source of operating funds since inception has been equity financings. As of July 31, 2023, we may have sufficient cash to fund our corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $1,809,000 and $2,794,000 for the three months ended July 31, 2023 and 2022, respectively. Net cash used in operating activities during the three months ended July 31, 2023, decreased primarily due to net changes in accounts payable and accrued liabilities of approximately $782,000 as compared to the three months ended July 31, 2022, and the decrease in fair value of the warrant liability of approximately $15,000. Additionally, we expensed approximately $239,000 in total stock-based compensation for vested RSUs and stock options issued to officers and employees during the three months ended July 31, 2023, as compared to approximately $291,000 for the three months ended July 31, 2022.

Cash Used in Investing Activities

Net cash used in investing activities during the three months ended July 31, 2023 and 2022 were both $0.

Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended July 31, 2023 and 2022 were both $0.

Off-Balance Sheet Arrangements

As of July 31, 2023, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the three months ended July 31, 2023. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the SEC on July 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) and Rule 15d–15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the fiscal quarter ended July 31, 2023, that were not previously reported on a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months ended July 31, 2023, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

U.S. GOLD CORP.

Date: September 14, 2023	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2023	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

