Form 10-Q
period 2023-10-31
U.S. GOLD CORP.
filed 2023-12-15
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock ($0.001 par value): As of December 15, 2023, there were 9,332,277 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to the ability of available cash reserves at October 31, 2023, to be sufficient for greater than the next twelve months; royalties to be paid to U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) upon future exploration success at the Maggie Creek project; the Company’s ability to continue as a going concern; expected vesting of options to purchase shares of the Company’s common stock and expected legal and accounting expenses to maintain compliance with the Sarbanes-Oxley Act of 2002 and the effect of these expenses on the Company’s profitability and our results of operations.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth in, or incorporate by reference in this report, including:

●	deviations from the projections set forth in the prefeasibility study for the CK Gold Project due to unanticipated variations in grade, unexpected challenges with potential mining of the deposit, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs, or delays in our permitting plans;
●	the strength of the world economies;
●	fluctuations in interest rates and inflation rates;
●	changes in governmental rules and regulations or actions taken by regulatory authorities;
●	the impact of geopolitical events and other uncertainties, such as the conflict in Ukraine;
●	our ability to maintain compliance with the Nasdaq Capital Market LLC’s (“Nasdaq”) listing standards;
●	volatility in the market price of our common stock;
●	our ability to fund our business with our current cash reserves based on our currently planned activities;
●	our ability to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	our expected cash needs and the availability and plans with respect to future financing;
●	our ability to retain key management and mining personnel necessary to operate and grow our business successfully; and
●	the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (“fiscal year 2023”).

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2023	2023

ASSETS
CURRENT ASSETS:
Cash	$3,963,551	$7,822,930
Prepaid expenses and other current assets	518,850	610,140

Total current assets	4,482,401	8,433,070

NON - CURRENT ASSETS:
Property, net	474,452	490,925
Reclamation bond deposit	845,335	857,509
Operating lease right-of-use asset, net	76,976	32,080
Mineral rights	14,370,255	14,370,255

Total non - current assets	15,767,018	15,750,769

Total assets	$20,249,419	$24,183,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$442,244	$346,718
Operating lease liabilities, current portion	45,491	32,080

Total current liabilities	487,735	378,798

LONG- TERM LIABILITIES
Warrant liability	2,720,900	4,230,850
Asset retirement obligation	293,619	285,764
Operating lease liabilities, less current portion	31,485	-
Deferred tax liability	430,486	430,486
Total long-term liabilities:	3,476,490	4,947,100

Total liabilities	3,964,225	5,325,898

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized, none shares issued and outstanding as of October 31, 2023 and April 30, 2023	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 9,332,277 shares and 9,295,837 shares issued and outstanding as of October 31, 2023 and April 30, 2023)	9,332	9,296
Additional paid-in capital	85,379,593	84,799,263
Accumulated deficit	(69,103,731)	(65,950,618)

Total stockholders’ equity	16,285,194	18,857,941

Total liabilities and stockholders’ equity	$20,249,419	$24,183,839

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	404,479	403,759	817,318	806,564
Exploration costs	305,238	454,735	1,146,779	1,217,596
Professional and consulting fees	695,216	936,845	2,041,178	2,262,636
General and administrative expenses	360,139	315,233	689,912	709,134

Total operating expenses	1,765,072	2,110,572	4,695,187	4,995,930

Loss from operations	(1,765,072)	(2,110,572)	(4,695,187)	(4,995,930)

Other income:
Gain from settlement of asset retirement obligation	-	-	6,075	-
Interest income	11,642	-	26,049	-
Change in fair value of warrant liability	1,495,000	214,000	1,509,950	1,154,000

Total other income	1,506,642	214,000	1,542,074	1,154,000

Loss before provision for income taxes	(258,430)	(1,896,572)	(3,153,113)	(3,841,930)

Provision for income taxes	-	-	-	-

Net loss	$(258,430)	$(1,896,572)	$(3,153,113)	$(3,841,930)

Net loss per common share, basic and diluted	$(0.03)	$(0.23)	$(0.34)	$(0.46)

Weighted average common shares outstanding - basic and diluted	9,298,772	8,349,843	9,297,288	8,349,843

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2023	9,295,837	$9,296	$84,799,263	$(65,950,618)	$18,857,941

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(2,894,683)	(2,894,683)

Balance, July 31, 2023	9,295,837	9,296	84,991,196	(68,845,301)	16,155,191

Issuance of common stock for services	13,147	13	52,487	-	52,500

Issuance of common stock for prepaid services	25,000	25	143,975	-	144,000

Cancellation of shares	(1,707)	(2)	2	-	-

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(258,430)	(258,430)

Balance, October 31, 2023	9,332,277	$9,332	85,379,593	$(69,103,731)	$16,285,194

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
				(Revised)	(Revised)

Balance, April 30, 2022	8,349,843	$8,350	$81,555,379	$(58,336,414)	23,227,315

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(1,945,358)	(1,945,358)

Balance, July 31, 2022	8,349,843	8,350	81,747,312	(60,281,772)	21,473,890

Stock-based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,532	-	184,532

Net loss	-	-	-	(1,896,572)	(1,896,572)

Balance, October 31, 2022	8,349,843	$8,350	$81,939,246	$(62,178,344)	$19,769,252

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	October 31, 2023	October 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,153,113)	$(3,841,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,473	20,225
Accretion	13,930	12,807
Amortization of right-of-use asset	27,776	25,702
Stock based compensation	501,616	383,867
Amortization of prepaid stock based expenses	95,000	198,500
Gain from settlement of asset retirement obligation	(6,075)	-
Change in fair value of warrant liability	(1,509,950)	(1,154,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	59,890	5,431
Reclamation bond deposit	12,174	-
Accounts payable and accrued liabilities	110,676	(532,087)
Operating lease liability	(27,776)	(25,852)

NET CASH USED IN OPERATING ACTIVITIES	(3,859,379)	(4,907,337)

NET DECREASE IN CASH	(3,859,379)	(4,907,337)

CASH - beginning of year	7,822,930	9,111,512

CASH - end of period	$3,963,551	$4,204,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for prepaid services and accrued services	$78,750	$-
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$72,672	$-

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of October 31, 2023. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended April 30, 2023, which are contained in the Form 10-K filed on July 31, 2023. The unaudited condensed consolidated balance sheet as of October 31, 2023 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the six months ended October 31, 2023, are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2024 (“fiscal year 2024”).

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

OCTOBER 31, 2023

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at October 31, 2023 and April 30, 2023. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At October 31, 2023 and April 30, 2023, the Company had bank balances exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $518,850 and $610,140 at October 31, 2023 and April 30, 2023, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the six-months ended October 31, 2023 and 2022.

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

OCTOBER 31, 2023

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

Offering Costs

Offering costs incurred consisted of legal, placement agent fees and other costs that were directly related to registered direct offerings. Offering costs were allocated to the separable financial instruments issued in the registered direct offering based on the same proportion as the proceeds were allocated to the warrants and equity. Offering costs associated with warrant liabilities are expensed as incurred, presented as offering costs related to warrant liability in the unaudited condensed consolidated statements of operations. Offering costs associated with the sale of common shares are charged against equity.

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

OCTOBER 31, 2023

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

OCTOBER 31, 2023

On May 1, 2023, the Company adopted FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. Adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements or disclosures.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 31, 2023, the Company had cash of approximately $4.0 million, working capital of approximately $4.0 million, which consists primarily of cash and an accumulated deficit of approximately $69.1 million. The Company had a net loss and cash used in operating activities of approximately $3.2 million and $3.9 million, respectively, for the six months ended October 31, 2023. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the date of filing the Form 10-Q for the fiscal quarter ended October 31, 2023, the Company may have sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	October 31, 2023	April 30, 2023
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	October 31, 2023	April 30, 2023
Site costs	$203,320	$203,320
Land	352,718	352,718
Computer equipment	3,766	7,265
Vehicle	39,493	39,493
Total	599,297	602,796
Less: accumulated depreciation	(124,845)	(111,871)
Total	$474,452	$490,925

For the six months ended October 31, 2023 and 2022, depreciation expense amounted to $16,473 and $20,225, respectively. For the three months ended October 31, 2023 and 2022, depreciation expense amounted to $8,236 and $8,645, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold, and Keystone projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	October 31, 2023	April 30, 2023

Balance, beginning of period	$285,764	$260,196
Retired	(6,075)	-
Accretion expense	13,930	25,568
Balance, end of period	$293,619	$285,764

For the six months ended October 31, 2023 and 2022, accretion expense amounted to $13,930 and $12,807, respectively. For the three months ended October 31, 2023 and 2022, accretion expense amounted to $7,186 and $6,533, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On May 1, 2021, the Company entered into a lease agreement for a facility in Cheyenne, Wyoming. The initial term of the lease was for a two-year period from May 2021 to May 2023 starting with a monthly base rent of $1,667. On January 30, 2023, the Company entered into a lease amendment effective as of May 1, 2023, to extend this lease for a period of one year expiring April 30, 2024, with an option to renew the lease for an additional one-year term. The monthly base rent increased to $1,768. The Company accounted for the lease extension as a lease modification under ASC 842. On January 30, 2023, the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $20,472 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%.

On September 1, 2021, the Company entered into a lease agreement for another facility in Cheyenne, Wyoming. The initial term of the lease was for a two-year period from September 2021 through August 2023. On October 18, 2023, the Company entered into a lease amendment effective as of September 1, 2023, to extend the lease for a period of two years expiring August 31, 2025. The Company will not have an option to renew the lease past August 31, 2025, unless agreed to by the lessor and the Company. Pursuant to the lease amendment, the monthly base rent increased to $3,265. On September 1, 2023, the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $72,672 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%.

During the six months ended October 31, 2023 and 2022, lease expense of $29,086 and $28,075, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations. During the three months ended October 31, 2023 and 2022, lease expense of $14,819 and $14,036, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	October 31, 2023	April 30, 2023
Operating leases	$76,976	$32,080

Operating Lease liabilities are summarized below:

	October 31, 2023	April 30, 2023
Operating lease, current portion	$45,491	$32,080
Operating lease, long term portion	31,485	-
Total lease liability	$76,976	$32,080

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

The weighted average remaining lease term for the operating leases is 1.17 years and the weighted average incremental borrowing rate is 8.0% at October 31, 2023.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Period ended October 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$28,944	$28,000

The remaining minimum lease payments under non-cancelable operating leases at October 31, 2023 are as follows:

Year ended April 30, 2024- remainder	30,204
Year ended April 30, 2025	39,180
Year ended April 30, 2026	13,060
Total	$82,444
Less: imputed interest	(5,468)
Total present value of lease liability	$76,976

NOTE 8 — RELATED PARTY TRANSACTIONS

On January 7, 2021, the Company entered into a one-year consulting agreement (the “January 2021 Agreement”) with a director. On January 6, 2022, the Company and the director mutually agreed to extend the term of the agreement for an additional 12 months under the same terms as the initial agreement (the “January 2022 Extension”). The terms of the January 2022 Extension remain the same as stipulated in the January 2021 Agreement. In consideration for the services provided pursuant to the January 2022 Extension, the director was paid an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000, paid within five days of the effective date of the January 2022 Extension, and cash payments of $36,000, paid in increments of $3,000 per month. In January 2022, and in connection with the January 2022 Extension, the Company issued 5,814 shares of common stock to the director. Effective December 31, 2022, the director resigned from the Board. Accordingly, the Company also issued 7,927 shares of common stock in connection with vested RSUs on the date of resignation. During the fiscal years ended April 30, 2023 and 2022, the Company paid consulting fees in cash of $24,000 and $36,000, respectively, to the director. The Company paid consulting fees to such director of $0 and $18,000 in cash during the six months ended October 31, 2023 and 2022, respectively. The Company paid consulting fees to such director of $0 and $9,000 in cash during the three months ended October 31, 2023 and 2022, respectively.

On March 10, 2021, the Company entered into a one-year consulting agreement (the “March 2021 Agreement”) with an individual who subsequently was appointed as a director of the Company on May 18, 2022, to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships to add shareholder value. On March 10, 2022, the Company and the director mutually agreed to extend the March 2021 Agreement for an additional 12 months (the “March 2022 Extension”). On March 10, 2023, the Company and the director further extended the March 2021 Agreement for another 12 months (the “March 2023 Extension”). The terms of the March 2022 Extension and the March 2023 Extension remain the same as stipulated in the March 2021 Agreement. In consideration for the services provided pursuant to the March 2022 Extension and the March 2023 Extension, the director was paid an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000 paid within five days of the effective date of the applicable extension, and cash payments of $120,000, paid in increments of $10,000 per month. In April 2022 and March 2023, the Company issued 14,286 shares and 33,419 shares of common stock pursuant to March 2022 Extension and the March 2023 Extension, respectively, to the director. During the fiscal years ended April 30, 2023 and 2022, the Company paid consulting fees in cash of $120,000 and $120,000, respectively, to the director. The Company paid consulting fees to such director of $60,000 in cash during both the six months ended October 31, 2023 and 2022. The Company paid consulting fees to such director of $30,000 in cash during both the three months ended October 31, 2023 and 2022, respectively. Additionally, as of October 31, 2023, the Company recorded accounts payable and accrued expenses totaling $76,957 due to such director and included this amount in accounts payable and accrued liabilities.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

NOTE 9 — WARRANT LIABILITY

As of October 31, 2023 and April 30, 2023, the Company’s warrant liabilities were valued at $2,720,900 and $4,230,850, respectively. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. The Company utilized a Monte Carlo Simulation model to estimate the fair values of the April 2023 and March 2022 warrants, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Monte Carlo Simulation Model.

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

The key inputs for the warrant liability were as follows as of October 31, 2023:

Key Valuation Inputs
Expected term (years)	4.95
Annualized volatility	76.7%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	4.82%
Stock price	$3.33
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	90%
Date of fundamental transaction	0.5 years to 4.95 years

The key inputs for the warrant liability were as follows as of April 30, 2023:

Key Valuation Inputs
Expected term (years)	5.45
Annualized volatility	81.4%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.51%
Stock price	$4.31
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	90%
Date of fundamental transaction	1.00 years to 5.45 years

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the six months ended October 31, 2023:

Warrant Liability
Fair value as of April 30, 2023	$4,230,850
Change in fair value	(1,509,950)
Fair value as of October 31, 2023	$2,720,900

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

NOTE 10 — STOCKHOLDERS’ EQUITY

As of October 31, 2023, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of October 31, 2023 and April 30, 2023.

Common Stock Issued, Restricted Stock Awards, and RSU’s Granted for Services

On October 24, 2023, the Company issued an aggregate of 7,569 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from April 2023 to September 2023. The 7,569 shares of common stock had a fair value of $30,000, or $3.96 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed over each monthly service period from April 2023 to September 2023. In connection with this issuance, the Company reduced accrued liabilities by $5,000 and recognized stock-based compensation of $25,000 during the six months ended October 31, 2023.

On October 24, 2023, the Company issued an aggregate of 5,578 shares of common stock to a consultant in connection with a consulting agreement for services rendered from April 2023 to September 2023. The 5,578 shares of common stock had a fair value of $22,500, or $4.03 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed over each monthly service period from April 2023 to September 2023. The Company reduced accrued liabilities by $1,750 and recognized stock-based compensation of $20,750 during the six months ended October 31, 2023.

On October 24, 2023, the Company issued 25,000 shares of common stock to a consultant in connection with an investor relations agreement for services to be rendered from April 2023 to April 2024. The 25,000 shares of common stock had a fair value of $144,000, or $5.76 per share, based on the quoted trading price on the date of grant. The Company reduced accrued liabilities by $8,400, recognized stock-based compensation of $72,000 and recorded prepaid stock-based expense of $63,600 at October 31, 2023 to be amortized over the term of this agreement.

Total stock-based compensation expense for awards issued for services of $369,062 and $369,063 was expensed for the six months ended October 31, 2023 and 2022, respectively. Total stock compensation expense for awards issued for services of $184,531 and $184,532 was expensed for the three months ended October 31, 2023 and 2022, respectively. There are 86,329 unvested restricted stock units with unvested compensation expense of $292,510 at October 31, 2023 remaining to be expensed over future vesting periods of a weighted average period of 0.14 year. There were 347,146 vested restricted stock units awarded but unissued into common stock as of October 31, 2023. A total of 433,475 restricted stock units are outstanding, vested and unvested, as of October 31, 2023.

A summary of the changes in restricted stock units outstanding during the six months ended October 31, 2023 follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2023	433,475	$9.57
Balance at October 31, 2023	433,475	$10.31

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

Stock options

The following is a summary of the Company’s stock option activity during the six months ended October 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2023	192,750	$5.54	4.44
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at October 31, 2023	192,750	5.54	3.94

Options exercisable at end of period	179,650	$5.44
Options expected to vest	13,100	$6.93
Weighted average fair value of options granted during the period		$—

At October 31, 2023 and April 30, 2023, the aggregate intrinsic value of options outstanding and exercisable were de minimis for each period.

Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $14,804 for both the six months ended October 31, 2023 and 2022. Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $7,402 for both the three months ended October 31, 2023 and 2022. A balance of $34,538 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.23 years.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of October 31, 2023, and changes during the period ended as presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2023	2,779,262	$7.76	4.27
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2023	2,779,262	7.76	3.77
Class A Warrants:
Balance at April 30, 2023	109,687	11.40	1.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2023	109,687	11.40	0.72
Total Warrants Outstanding at October 31, 2023	2,888,949	$7.90	3.65
Warrants exercisable at end of period	2,888,949	$7.90
Weighted average fair value of warrants granted during the period		$—

As of October 31, 2023, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

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

	October 31, 2023	October 31, 2022
Common stock equivalents:
Restricted stock units	433,475	441,402
Stock options	192,750	148,060
Stock warrants	2,888,949	2,018,949
Total	3,515,174	2,608,411

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

OCTOBER 31, 2023

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

The future minimum lease payments at October 31, 2023, under these mining leases are as follows, with each payment to be made in the fourth quarter of the respective fiscal year:

Fiscal Year ending April 30,
2024	$2,880
2025	1,920
2026	1,920
2027	1,920
2028	1,920
2029 and thereafter	9,600
Total	$20,160

The Company may renew each lease for a fourth ten-year term, which will require annual payments of $4.00 per acre.

NPRC option:

Pursuant to the Merger, the Company acquired from NPRC a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated in February 2020 which was later amended in June 2020. The Company satisfied the minimum royalty payment of $25,000 for fiscal years 2022 and 2023. The Company paid the minimum royalty payment of $25,000 in June 2023 for fiscal year 2024.

The annual advance minimum royalty payments at October 31, 2023, under the option agreement are as follows, each payment to be made on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

Fiscal Year ending April 30,
2025	$25,000
2026	25,000
2027	25,000
2028	25,000
2029	25,000
2030 and thereafter	50,000
Total	$175,000

100% of the advance minimum royalty payments will be applied to the royalty credits.

Exploration Access and Option to Lease Agreement

On August 25, 2021 (“Effective Date”), the Company entered into an Exploration Access and Option to Lease Agreement (the “Agreement”) with a private-party landowner (the “Landowner”) whereby the Landowner granted the Company an option (the “Option”) to lease and right of way on a property located in Laramie County, Wyoming. The Company may exercise the Option for five years (“Option Term”) from the Effective Date. During the Option, the Landowner granted non-exclusive rights (the “Exploration Access Rights”) to the Company to use the surface of the property for an annual exploration and access right payment of $10,000, thirty days after the effective date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised or expires. The Company is also required to pay an annual Option payment of $35,780 for the lease and $6,560 for the right of way within thirty days after the Effective Date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised by the Company or expires. The Company paid a total of $42,340 for each of the periods ended on September 1, 2021, 2022 and 2023, pursuant to this Agreement.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with U.S. GAAP, which are duplicate to the disclosures in the audited consolidated financial statements have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K for the fiscal year ended April 30, 2023, filed with the SEC.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of October 31, 2023, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three and six months ended October 31, 2023 and 2022. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Summary of Activities for the Three Months Ended October 31, 2023

During the three months ended October 31, 2023, we focused primarily on advancing our CK Gold Project in Wyoming and continued exploration work on our Keystone project located in Nevada’s Cortez Trend.

An overview of certain significant events follows:

●	During the period, we continued to work with the Land Quality Division of the WDEQ regarding the technical review of our Permit to Mine and the Mine Reclamation Plan which we initially submitted in September 2022.

●	During the period, we concluded a sampling program based upon the 2022 hyperspectral study on our Keystone project which yielded the discovery of multiple high-priority targets requiring further investigation.

Results of Operations

For the three and six months ended October 31, 2023, compared to the three and six months ended October 31, 2022:

Net Revenues

We are a development-stage company with no operations and we did not generate any revenues for the three and six months ended October 31, 2023 and 2022.

Operating Expenses

Total operating expenses for the six months ended October 31, 2023, as compared to the six months ended October 31, 2022, were approximately $4,695,000 and $4,996,000, respectively. The approximate $301,000 decrease in operating expenses for the six months ended October 31, 2023, as compared to the six months ended October 31, 2022, is comprised of (i) an increase in compensation of approximately $10,000 primarily due to an increase in payroll taxes, (ii) a decrease of approximately $71,000 in exploration expenses on our mineral properties due to the decrease in exploration activities and related consulting expenses in our CK Gold property, (iii) a decrease in professional and consulting fees of approximately $221,000 primarily due to decreases in general strategic and permitting consulting services of $400,000 and decreases in director fees of $12,000 offset by increases in investor relation fees of $182,000, increase in legal fees of $7,000, and an increase in accounting fees of $2,000 and (iv) a decrease in general and administrative expenses of approximately $19,000 due primarily to decreases related to insurance, research and development, and travel.

Total operating expenses for the three months ended October 31, 2023, as compared to the three months ended October 31, 2022, were approximately $1,765,000 and $2,111,000, respectively. The approximate $346,000 decrease in operating expenses for the three months ended October 31, 2023, as compared to the three months ended October 31, 2022, is comprised of (i) an increase in compensation of approximately $1,000 primarily due to an increase in payroll taxes, (ii) a decrease of approximately $149,000 in exploration expenses on our mineral properties due to a decrease in exploration activities and related consulting expenses in our CK Gold property, (iii) a decrease in professional and consulting fees of approximately $242,000 primarily due to decreases in investor relation fees of $34,000, decrease in legal fees of $56,000, decrease in accounting fees of $17,000, decrease in general strategic and permitting consulting services of $128,000 and decreases in director fees of $6,000 and (iv) an increase in general and administrative expenses of approximately $44,000 due primarily to increases related to advertising expenses and meals and entertainment expenses offset by decrease in research and development expense.

Loss from Operations

We reported loss from operations of approximately $4,695,000 and $4,996,000 for the six months ended October 31, 2023 and 2022, respectively. We reported loss from operations of approximately $1,765,000 and $2,111,000 for the three months ended October 31, 2023 and 2022, respectively.

Other Income

We reported other income of approximately $1,542,000 and $1,154,000 for the six months ended October 31, 2023 and 2022, respectively. We reported change in fair value of warrant liability of approximately $1,510,000 and $1,154,000 for the six months ended October 31, 2023 and 2022, respectively. We reported interest income and gain from settlement of asset retirement obligation of approximately $26,000 and $6,000, respectively, for the six months ended October 31, 2023, as compared to $0 during the prior period.

We reported other income of approximately $1,507,000 and $214,000 for the three months ended October 31, 2023 and 2022, respectively. We reported change in fair value of warrant liability of approximately $1,495,000 and $214,000 for the three months ended October 31, 2023 and 2022, respectively. We reported interest income of approximately $12,000 for the three months ended October 31, 2023, as compared to $0 during the prior period.

Net Loss

We reported a net loss of approximately $3,153,000 and $3,842,000 for the six months ended October 31, 2023 and 2022, respectively. We reported a net loss of approximately $258,000 and $1,897,000 for the three months ended October 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2023, compared to April 30, 2023, and the changes between those periods:

	October 31, 2023	April 30, 2023	Increase (decrease)
Current Assets	$4,482,401	$8,433,070	$(3,950,669)
Current Liabilities	$487,735	$378,798	$108,937
Working Capital	$3,994,666	$8,054,272	$(4,059,606)

As of October 31, 2023, we had working capital of $3,994,666, as compared to working capital of $8,054,272 as of April 30, 2023, a decrease of $4,059,606.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the six months ended October 31, 2023 and 2022, we incurred net losses in the amounts of approximately $3,153,000 and $3,842,000, respectively. For the six months ended October 31, 2023, cash used in operating activities was approximately $3,859,000. As of October 31, 2023, we had cash of approximately $3,964,000, working capital of approximately $3,995,000, and an accumulated deficit of approximately $69,104,000. Our primary source of operating funds since inception has been equity financings. As of October 31, 2023, we may have sufficient cash to fund our corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $3,859,000 and $4,907,000 for the six months ended October 31, 2023 and 2022, respectively. Net cash used in operating activities during the six months ended October 31, 2023, decreased primarily due to the i) decrease in net loss of approximately $689,000 as compared to the six months ended October 31, 2022 ii) increase in non-cash items of approximately $348,000 as compared to the six months ended October 31, 2022 primarily due to the change in fair value of warrant liability and iii) decrease in changes in operating assets and liabilities of approximately $707,000 as compared to the six months ended October 31, 2022 primarily due to accounts payable and accrued liabilities.

Cash Used in Investing Activities

Net cash used in investing activities during the six months ended October 31, 2023 and 2022 were both $0.

Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended October 31, 2023 and 2022 were both $0.

Off-Balance Sheet Arrangements

As of October 31, 2023, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies during the six months ended October 31, 2023. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the SEC on July 31, 2023.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the fiscal quarter ended October 31, 2023, that were not previously reported on a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months ended October 31, 2023, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

U.S. GOLD CORP.

Date: December 15, 2023	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2023	By:	/s/ Eric Alexander
Eric Alexander
Chief Financial Officer
(Principal Financial and Accounting Officer)

