Form 10-Q
period 2024-01-31
U.S. GOLD CORP.
filed 2024-03-18
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

Common Stock ($0.001 par value): As of March 15, 2024, there were 9,332,277 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to the ability of available cash reserves at January 31, 2024, to be sufficient for greater than the next twelve months; royalties to be paid to U.S. Gold Corp. (the “Company,” “we,” “us,” or “our”) upon future exploration success at the Maggie Creek project; the Company’s ability to continue as a going concern; expected vesting of options to purchase shares of the Company’s common stock and expected legal and accounting expenses to maintain compliance with the Sarbanes-Oxley Act of 2002 and the effect of these expenses on the Company’s profitability and our results of operations.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth in, or incorporate by reference in this report, including:

●	deviations from the projections set forth in the prefeasibility study for the CK Gold Project due to unanticipated variations in grade, unexpected challenges with potential mining of the deposit, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs, or delays in our permitting plans;
●	mining exploration and development risks, including risks related to regulatory approvals, operational hazards and accidents, equipment breakdowns, contractor disputes, contractual disputes related to exploration properties and other unanticipated difficulties;
●	the strength of the world economies;
●	competition in the gold and precious minerals mining industries;
●	fluctuations in interest rates and inflation rates;
●	changes in governmental rules and regulations or actions taken by regulatory authorities;
●	future adverse legislation regarding the mining industry and climate change;
●	the impact of geopolitical events and other uncertainties, such as the conflicts in Ukraine and the Middle East;
●	our ability to maintain compliance with the Nasdaq Capital Market LLC’s (“Nasdaq”) listing standards;
●	volatility in the market price of our common stock;
●	our ability to fund our business with our current cash reserves based on our currently planned activities;
●	our ability to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	our expected cash needs and the availability and plans with respect to future financing;
●	our ability to maintain the adequacy of internal control over financial reporting;
●	adverse technological changes and cybersecurity threats;
●	our ability to retain key management and mining personnel necessary to operate and grow our business successfully; and
●	the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (“fiscal year 2023”).

Many of these factors are beyond our ability to control or predict. These statements speak only as of the date of this Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Form 10-Q.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2024	April 30, 2023

ASSETS
CURRENT ASSETS:
Cash	$2,636,548	$7,822,930
Prepaid expenses and other current assets	395,167	610,140

Total current assets	3,031,715	8,433,070

NON - CURRENT ASSETS:
Property, net	466,215	490,925
Reclamation bond deposit	909,329	857,509
Operating lease right-of-use asset, net	84,260	32,080
Mineral rights	14,370,255	14,370,255

Total non - current assets	15,830,059	15,750,769

Total assets	$18,861,774	$24,183,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$232,127	$346,718
Operating lease liabilities, current portion	56,610	32,080

Total current liabilities	288,737	378,798

LONG- TERM LIABILITIES
Warrant liability	3,139,500	4,230,850
Asset retirement obligation	300,699	285,764
Operating lease liabilities, less current portion	27,649	-
Deferred tax liability	430,486	430,486
Total long-term liabilities:	3,898,334	4,947,100

Total liabilities	4,187,071	5,325,898

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized, none shares issued and outstanding as of January 31, 2024 and April 30, 2023	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized; 9,332,277 shares and 9,295,837 shares issued and outstanding as of January 31, 2024 and April 30, 2023)	9,332	9,296
Additional paid-in capital	85,454,756	84,799,263
Accumulated deficit	(70,789,385)	(65,950,618)

Total stockholders’ equity	14,674,703	18,857,941

Total liabilities and stockholders’ equity	$18,861,774	$24,183,839

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	296,881	572,504	1,114,199	1,379,068
Exploration costs	190,895	334,189	1,337,674	1,551,785
Professional and consulting fees	531,182	1,057,131	2,572,360	3,319,767
General and administrative expenses	256,451	304,327	946,363	1,013,461

Total operating expenses	1,275,409	2,268,151	5,970,596	7,264,081

Loss from operations	(1,275,409)	(2,268,151)	(5,970,596)	(7,264,081)

Other income (loss):
Gain from sale of asset	-	763,393	-	763,393
Gain from settlement of asset retirement obligation	-	-	6,075	-
Interest income	8,355	-	34,404	-
Change in fair value of warrant liability	(418,600)	(389,000)	1,091,350	765,000

Total other income (loss)	(410,245)	374,393	1,131,829	1,528,393

Loss before provision for income taxes	(1,685,654)	(1,893,758)	(4,838,767)	(5,735,688)

Provision for income taxes	-	-	-	-

Net loss	$(1,685,654)	$(1,893,758)	$(4,838,767)	$(5,735,688)

Net loss per common share, basic and diluted	$(0.18)	$(0.23)	$(0.52)	$(0.69)

Weighted average common shares outstanding - basic and diluted	9,332,277	8,365,007	9,308,950	8,354,898

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

	Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2023	9,295,837	$9,296	$84,799,263	$(65,950,618)	$18,857,941

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(2,894,683)	(2,894,683)

Balance, July 31, 2023	9,295,837	9,296	84,991,196	(68,845,301)	16,155,191

Issuance of common stock for services	13,147	13	52,487	-	52,500

Issuance of common stock for prepaid services	25,000	25	143,975	-	144,000

Cancellation of shares	(1,707)	(2)	2	-	-

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(258,430)	(258,430)

Balance, October 31, 2023	9,332,277	9,332	85,379,593	(69,103,731)	16,285,194

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	67,761	-	67,761

Net loss	-	-	-	(1,685,654)	(1,685,654)

Balance, January 31, 2024	9,332,277	$9,332	$85,454,756	$(70,789,385)	$14,674,703

	Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
				(Revised)	(Revised)

Balance, April 30, 2022	8,349,843	$8,350	$81,555,379	$(58,336,414)	23,227,315

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(1,945,358)	(1,945,358)

Balance, July 31, 2022	8,349,843	8,350	81,747,312	(60,281,772)	21,473,890

Stock-based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,532	-	184,532

Net loss	-	-	-	(1,896,572)	(1,896,572)

Balance, October 31, 2022	8,349,843	8,350	81,939,246	(62,178,344)	19,769,252

Issuance of common stock for services	12,935	13	52,487	-	52,500

Issuance of common stock for accrued services	885	1	4,999	-	5,000

Issuance of common stock for vested restricted stock unit	7,927	8	(8)	-	-

Stock-based compensation in connection with stock option grants	-	-	470,802	-	470,802

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(1,893,758)	(1,893,758)

Balance, January 31, 2023	8,371,590	$8,372	$82,652,057	$(64,072,102)	$18,588,327

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	January 31, 2024	January 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,838,767)	$(5,735,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,710	28,462
Accretion	21,010	19,243
Amortization of right-of-use asset	41,428	38,945
Stock based compensation	576,779	1,091,700
Amortization of prepaid stock based expenses	178,500	293,583
Gain from settlement of asset retirement obligation	(6,075)	-
Change in fair value of warrant liability	(1,091,350)	(765,000)
Gain from sale of asset	-	(763,393)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	100,073	30,391
Reclamation bond deposit	(51,820)	-
Accounts payable and accrued liabilities	(99,441)	(600,488)
Operating lease liability	(41,429)	(39,170)

NET CASH USED IN OPERATING ACTIVITIES	(5,186,382)	(6,401,415)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of asset	-	2,750,000
Purchase of property and equipment	-	(177,513)

NET CASH USED IN INVESTING ACTIVITIES	-	2,572,487

NET DECREASE IN CASH	(5,186,382)	(3,828,928)

CASH - beginning of year	7,822,930	9,111,512

CASH - end of period	$2,636,548	$5,282,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for prepaid services and accrued services	$78,750	$5,000
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$93,608	$20,472

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of January 31, 2024. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended April 30, 2023, which are contained in the Form 10-K filed on July 31, 2023. The unaudited condensed consolidated balance sheet as of January 31, 2024 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the nine months ended January 31, 2024, are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2024 (“fiscal year 2024”).

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

Revision of Financial Statements

During the fiscal year ended April 30, 2021 (“fiscal year 2021”), the Company determined that it had not appropriately recorded a deferred tax liability related to the acquisition of mineral rights in August 2020. This resulted in an understatement of deferred tax liability and a corresponding understatement of provision for income taxes during fiscal year 2021. Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that these errors were immaterial to the previously issued consolidated financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

Fair Value Measurements

The Company has adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied in accordance with U.S. GAAP, which requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The Company’s warrant liability for warrants issued in connection with equity financings in March 2022 and April 2023 (see Note 9) was estimated using a Monte Carlo simulation model using Level 3 inputs.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at January 31, 2024 and April 30, 2023. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At January 31, 2024 and April 30, 2023, the Company had bank balances of approximately $2.3 million and $7.3 million, respectively, exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $395,167 and $610,140 at January 31, 2024 and April 30, 2023, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the nine months ended January 31, 2024 and 2023.

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

JANUARY 31, 2024

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

Warrant Liability

The Company accounts for the 625,000 warrants and 870,000 warrants issued in March 2022 and April 2023 (the “Warrant Agreements”), respectively, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability (see Note 9). Accordingly, the Company classifies these warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants is estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period.

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

JANUARY 31, 2024

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

JANUARY 31, 2024

On May 1, 2023, the Company adopted FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. Adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements or disclosures.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of January 31, 2024, the Company had cash of approximately $2.6 million, working capital of approximately $2.7 million, which consists primarily of cash and an accumulated deficit of approximately $70.8 million. The Company had a net loss and cash used in operating activities of approximately $4.8 million and $5.2 million, respectively, for the nine months ended January 31, 2024. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the filing date of this Form 10-Q, the Company may have sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	January 31, 2024	April 30, 2023
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property and equipment consisted of the following:

	January 31, 2024	April 30, 2023
Site costs	$203,320	$203,320
Land	352,718	352,718
Computer equipment	3,766	7,265
Vehicle	39,493	39,493
Total	599,297	602,796
Less: accumulated depreciation	(133,082)	(111,871)
Total	$466,215	$490,925

For the nine months ended January 31, 2024 and 2023, depreciation expense amounted to $24,710 and $28,462, respectively. For the three months ended January 31, 2024 and 2023, depreciation expense amounted to $8,237 and $8,237, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold and Keystone projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	January 31, 2024	April 30, 2023

Balance, beginning of period	$285,764	$260,196
Retired	(6,075)	-
Accretion expense	21,010	25,568
Balance, end of period	$300,699	$285,764

For the nine months ended January 31, 2024 and 2023, accretion expense amounted to $21,010 and $19,243, respectively. For the three months ended January 31, 2024 and 2023, accretion expense amounted to $7,080 and $6,436, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On May 1, 2021, the Company entered into a lease agreement for a facility in Cheyenne, Wyoming. The initial term of the lease was for a two-year period from May 2021 to May 2023 starting with a monthly base rent of $1,667. On January 30, 2023, the Company entered into a first lease amendment effective as of May 1, 2023, to extend this lease for a period of one year expiring April 30, 2024. On January 11, 2024, the Company entered into a second lease amendment effective as of May 1, 2024, to extend this lease for another period of one year expiring April 30, 2025, with an option to renew the lease for an additional one-year term. Under the second lease amendment, the monthly base rent will increase on May 1, 2024 from $1,768 to $1,821. The Company accounted for the lease extensions as lease modifications under ASC 842. On January 30, 2023, the effective date of the first lease amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $20,472 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%. On January 11, 2024, the effective date of the second lease amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $20,936 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%.

On September 1, 2021, the Company entered into a lease agreement for another facility in Cheyenne, Wyoming. The initial term of the lease was for a two-year period from September 2021 through August 2023. On October 18, 2023, the Company entered into a lease amendment effective as of September 1, 2023, to extend the lease for a period of two years expiring August 31, 2025. The Company will not have an option to renew the lease past August 31, 2025, unless agreed to by the lessor and the Company. Pursuant to the lease amendment, the monthly base rent increased to $3,265. On September 1, 2023, the effective date of the amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $72,672 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%.

During the nine months ended January 31, 2024 and 2023, lease expense of $44,185 and $42,116, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations. During the three months ended January 31, 2024 and 2023, lease expense of $15,099 and $14,041, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

Right-of- use assets are summarized below:

	January 31, 2024	April 30, 2023
Operating leases	$84,260	$32,080

Operating Lease liabilities are summarized below:

	January 31, 2024	April 30, 2023
Operating lease, current portion	$56,610	$32,080
Operating lease, long term portion	27,649	-
Total lease liability	$84,259	$32,080

The weighted average remaining lease term for the operating leases is 1.54 years and the weighted average incremental borrowing rate is 8.0% at January 31, 2024.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Period ended January 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$44,046	$42,000

The remaining minimum lease payments under non-cancelable operating leases at January 31, 2024 are as follows:

Year ended April 30, 2024- remainder	15,102
Year ended April 30, 2025	61,034
Year ended April 30, 2026	13,060
Total	$89,196
Less: imputed interest	(4,937)
Total present value of lease liability	$84,259

NOTE 8 — RELATED PARTY TRANSACTIONS

On January 7, 2021, the Company entered into a one-year consulting agreement (the “January 2021 Agreement”) with a director. On January 7, 2022, the Company and the director mutually agreed to extend the term of the agreement for an additional 12 months under the same terms as the January 2021 agreement (the “January 2022 Extension”). In consideration for the services provided pursuant to the January 2022 Extension, the director was paid an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000, paid within five days of the effective date of the January 2022 Extension, and cash payments of $36,000, paid in increments of $3,000 per month. In January 2022, and in connection with the January 2022 Extension, the Company issued 5,814 shares of common stock to the director. Effective December 31, 2022, the director resigned from the Board. Accordingly, the Company also issued 7,927 shares of common stock in connection with vested RSUs on the date of resignation. During the fiscal years ended April 30, 2023 and 2022, the Company paid consulting fees in cash of $24,000 and $36,000, respectively, to the director. The Company paid consulting fees to such director of $0 and $24,000 in cash during the nine months ended January 31, 2024 and 2023, respectively. The Company paid consulting fees to such director of $0 and $6,000 in cash during the three months ended January 31, 2024 and 2023, respectively.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

On March 10, 2021, the Company entered into a one-year consulting agreement (the “March 2021 Agreement”) with an individual who subsequently was appointed as a director of the Company on May 18, 2022, to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships to add shareholder value. On March 10, 2022, the Company and the director mutually agreed to extend the March 2021 Agreement for an additional 12 months (the “March 2022 Extension”). On March 10, 2023, the Company and the director further extended the March 2021 Agreement for another 12 months (the “March 2023 Extension”). The terms of the March 2022 Extension and the March 2023 Extension remain the same as stipulated in the March 2021 Agreement. In consideration for the services provided pursuant to the March 2022 Extension and the March 2023 Extension, the director was paid an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000 paid within five days of the effective date of the applicable extension, and cash payments of $120,000, paid in increments of $10,000 per month. In April 2022 and March 2023, the Company issued 14,286 shares and 33,419 shares of common stock pursuant to March 2022 Extension and the March 2023 Extension, respectively, to the director. During the fiscal years ended April 30, 2023 and 2022, the Company paid consulting fees in cash of $120,000 and $120,000, respectively, to the director. The Company paid consulting fees to such director of $90,000 in cash during both the nine months ended January 31, 2024 and 2023. The Company paid consulting fees to such director of $30,000 in cash during both the three months ended January 31, 2024 and 2023, respectively. Additionally, as of January 31, 2024, the Company recorded accounts payable and accrued expenses totaling $37,896 due to such director and included this amount in accounts payable and accrued liabilities.

NOTE 9 — WARRANT LIABILITY

As of January 31, 2024 and April 30, 2023, the Company’s warrant liabilities were valued at $3,139,500 and $4,230,850, respectively. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the completion of a “fundamental transaction.” A fundamental transaction, as defined in the warrants, includes (a) any merger or consolidation by and between the Company and another Person, (b) the sale or other disposition by the Company of all or substantially all of its assets, (c) the completion of any tender offer or exchange offer pursuant to which the holders of greater than 50% of the Company’s outstanding common stock has agreed to tender or exchange their securities, and (d) the consummation of a stock purchase agreement or other business combination whereby another Person acquires more than 50% of the outstanding shares of common stock of the Company. In the event of a fundamental transaction, the holder of the warrant has the right to require that the Company purchase the warrant from the holder by paying the holder an amount of cash equal to a valuation based on the Black-Scholes Option Pricing Model reflecting an expected volatility equal to the greater of 100% or the 100-day volatility as of the trading day immediately following the public announcement of the applicable fundamental transaction. This volatility input precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

The key inputs for the warrant liability were as follows as of January 31, 2024:

Key Valuation Inputs
Expected term (years)	4.69
Annualized volatility	77.3%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.93%
Stock price	$3.70
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	90%
Date of fundamental transaction	0.25 years to 4.70 years

The key inputs for the warrant liability were as follows as of April 30, 2023:

Key Valuation Inputs
Expected term (years)	5.45
Annualized volatility	81.4%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.51%
Stock price	$4.31
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	90%
Date of fundamental transaction	1.00 years to 5.45 years

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the nine months ended January 31, 2024:

Warrant Liability
Fair value as of April 30, 2023	$4,230,850
Change in fair value	(1,091,350)
Fair value as of January 31, 2024	$3,139,500

NOTE 10 — STOCKHOLDERS’ EQUITY

As of January 31, 2024, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of January 31, 2024 and April 30, 2023.

Common Stock Issued, Restricted Stock Awards, and RSU’s Granted for Services

On October 24, 2023, the Company issued an aggregate of 7,569 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from April 2023 to September 2023. The 7,569 shares of common stock had a fair value of $30,000, or $3.96 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed over each monthly service period from April 2023 to September 2023. In connection with this issuance, the Company reduced accrued liabilities by $5,000 and recognized stock-based compensation of $25,000 during the nine months ended January 31, 2024.

On October 24, 2023, the Company issued an aggregate of 5,578 shares of common stock to a consultant in connection with a consulting agreement for services rendered from April 2023 to September 2023. The 5,578 shares of common stock had a fair value of $22,500, or $4.03 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed over each monthly service period from April 2023 to September 2023. The Company reduced accrued liabilities by $1,750 and recognized stock-based compensation of $20,750 during the nine months ended January 31, 2024.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

On October 24, 2023, the Company issued 25,000 shares of common stock to a consultant in connection with an investor relations agreement for services to be rendered from April 2023 to April 2024. The 25,000 shares of common stock had a fair value of $144,000, or $5.76 per share, based on the quoted trading price on the date of grant. The Company reduced accrued liabilities by $8,400, recognized stock-based compensation of $108,000 and recorded prepaid stock-based expense of $27,600 at January 31, 2024 to be amortized over the term of this agreement.

Total stock-based compensation expense for awards issued for services of $436,823 and $553,594 was expensed for the nine months ended January 31, 2024 and 2023, respectively. Total stock compensation expense for awards issued for services of $67,761 and $184,531 was expensed for the three months ended January 31, 2024 and 2023, respectively. There are 23,829 unvested restricted stock units with unvested compensation expense of $224,750 at January 31, 2024 remaining to be expensed over future vesting periods of a weighted average period of 0.47 year. There were 409,646 vested restricted stock units awarded but unissued into common stock as of January 31, 2024. A total of 433,475 restricted stock units are outstanding, vested and unvested, as of January 31, 2024.

A summary of the changes in restricted stock units outstanding during the nine months ended January 31, 2024 follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2023	433,475	$9.57
Balance at January 31, 2024	433,475	$10.31

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

Stock options

The following is a summary of the Company’s stock option activity during the nine months ended January 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2023	192,750	$5.54	4.44
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at January 31, 2024	192,750	5.54	3.69

Options exercisable at end of period	186,200	$5.49
Options expected to vest	6,550	$6.93
Weighted average fair value of options granted during the period		$—

At January 31, 2024 and April 30, 2023, the aggregate intrinsic value of options outstanding and exercisable were de minimis for each period.

Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $22,206 and $485,605 for the nine months ended January 31, 2024 and 2023, respectively. Stock-based compensation for stock options recorded in the unaudited consolidated statements of operations totaled $7,402 and $470,802 for the three months ended January 31, 2024 and 2023, respectively. A balance of $27,136 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.98 years.

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of January 31, 2024, and changes during the period ended as presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2023	2,779,262	$7.76	4.27
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at January 31, 2024	2,779,262	7.76	3.52
Class A Warrants:
Balance at April 30, 2023	109,687	11.40	1.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at January 31, 2024	109,687	11.40	0.47
Total Warrants Outstanding at January 31, 2024	2,888,949	$7.90	3.40
Warrants exercisable at end of period	2,888,949	$7.90
Weighted average fair value of warrants granted during the period		$—

As of January 31, 2024, the aggregate intrinsic value of warrants outstanding and exercisable was $0.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

	January 31, 2024	January 31, 2023
Common stock equivalents:
Restricted stock units	433,475	433,475
Stock options	192,750	198,060
Stock warrants	2,888,949	2,018,949
Total	3,515,174	2,650,484

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Mining Leases

The CK Gold property position consists of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases: (1) State of Wyoming Mining Lease No. 0-40828, consisting of 640 acres, and (2) State of Wyoming Mining Lease No. 0-40858 consisting of 480 acres. These leases were assigned to the Company in July 2014 through the acquisition of the CK Gold Project. Leases to explore for or use natural resources are outside the scope of ASU 2016-02 “Leases”.

Lease 0-40828 was renewed in February 2023 for a third ten-year term and Lease 0-40858 was renewed for its second ten-year term in February 2014. Lease 0-40828 requires an annual payment of $3.00 per acre starting with the year ending February 2024 and Lease 0-40858 requires an annual payment of $2.00 per acre through February 2024. If Lease 0-40858 is renewed for its third ten-year term the annual payment will increase to $3.00 per acre.

In connection with the Wyoming Mining Leases, production royalties of 2.1% of net receipts are required to be paid to the State of Wyoming, although once the project is in operation, the Board of Land Commissioners has the authority to reduce the royalty payable to the State of Wyoming.

The future minimum lease payments at January 31, 2024, under these mining leases are as follows, with each payment to be made in the fourth quarter of the respective fiscal year:

Fiscal Year ending April 30,
2025	$1,920
2026	1,920
2027	1,920
2028	1,920
2029	1,920
2030 and thereafter	7,680
Total	$17,280

The Company may renew each lease for a fourth ten-year term, which will require annual payments of $4.00 per acre.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

The annual advance minimum royalty payments at January 31, 2024, under the option agreement are as follows, each payment to be made on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with U.S. GAAP, which are duplicate to the disclosures in the audited consolidated financial statements have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K for the fiscal year ended April 30, 2023 filed with the SEC.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of January 31, 2024, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three and nine months ended January 31, 2024 and 2023. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Summary of Activities for the Three Months Ended January 31, 2024

During the three months ended January 31, 2024, we focused primarily on advancing our CK Gold Project in Wyoming.

An overview of certain significant events follows:

●	During the period, we continued to work with the Land Quality Division of the WDEQ regarding the technical review of our Permit to Mine and the Mine Reclamation Plan which we initially submitted in September 2022.

●	During the period, we also worked with the Air Quality Division and Water Quality Division of the WDEQ in filing the applicable air and water permits needed for the CK Gold Project.

Results of Operations

For the three and nine months ended January 31, 2024, compared to the three and nine months ended January 31, 2023:

Net Revenues

We are a development-stage company with no operations, and we did not generate any revenues for the three and nine months ended January 31, 2024 and 2023.

Operating Expenses

Total operating expenses for the nine months ended January 31, 2024, as compared to the nine months ended January 31, 2023, were approximately $5,971,000 and $7,264,000, respectively. The approximate $1,293,000 decrease in operating expenses for the nine months ended January 31, 2024, as compared to the nine months ended January 31, 2023, is comprised of (i) a decrease in compensation of approximately $265,000 primarily due to a decrease in stock based compensation, (ii) a decrease of approximately $214,000 in exploration expenses on our mineral properties due to the decrease in exploration activities and related consulting expenses at our CK Gold property, (iii) a decrease in professional and consulting fees of approximately $747,000 primarily due to decreases in general strategic and permitting consulting services of $668,000, decrease in legal fees of $45,000, and decreases in director fees of $247,000 due to the decrease in director stock based compensation offset by increases in investor relation fees of $191,000, and an increase in accounting fees of $22,000 and (iv) a decrease in general and administrative expenses of approximately $67,000 due primarily to decreases related to insurance, research and development, public company expenses, and travel.

Total operating expenses for the three months ended January 31, 2024, as compared to the three months ended January 31, 2023, were approximately $1,275,000 and $2,268,000, respectively. The approximate $993,000 decrease in operating expenses for the three months ended January 31, 2024, as compared to the three months ended January 31, 2023, is comprised of (i) a decrease in compensation of approximately $276,000 primarily due to a decrease in stock based compensation, (ii) a decrease of approximately $143,000 in exploration expenses on our mineral properties due to a decrease in exploration activities and related consulting expenses at our CK Gold property, (iii) a decrease in professional and consulting fees of approximately $526,000 primarily due to decreases in general strategic and permitting consulting services of $268,000, decrease in legal fees of $51,000, and decreases in director fees of $235,000 due to the decrease in director stock based compensation offset by increases in investor relation fees of $9,000, and an increase in accounting fees of $19,000 and (iv) a decrease in general and administrative expenses of approximately $48,000 due primarily to decreases related to meals and entertainment, insurance, public company expenses, and travel.

Loss from Operations

We reported loss from operations of approximately $5,971,000 and $7,264,000 for the nine months ended January 31, 2024 and 2023, respectively. We reported loss from operations of approximately $1,275,000 and $2,268,000 for the three months ended January 31, 2024 and 2023, respectively.

Other Income (Loss)

We reported other income of approximately $1,132,000 and $1,528,000 for the nine months ended January 31, 2024 and 2023, respectively. We reported change in fair value of warrant liability of approximately $1,091,000 and $765,000 for the nine months ended January 31, 2024 and 2023, respectively. We reported a gain from the sale of asset (Maggie Creek) of approximately $0 and $763,000 for the nine months ended January 31, 2024 and 2023, respectively. We reported interest income and gain from settlement of asset retirement obligation of approximately $34,000 and $6,000, respectively, for the nine months ended January 31, 2024, as compared to none during the prior period.

We reported other income (loss) of approximately $(410,000) and $374,000 for the three months ended January 31, 2024 and 2023, respectively. We reported change in fair value of warrant liability of approximately $(419,000) and $(389,000) for the three months ended January 31, 2024 and 2023, respectively. We reported a gain from the sale of asset (Maggie Creek) of approximately $0 and $763,000 for the three months ended January 31, 2024 and 2023, respectively. We reported interest income and gain from settlement of asset retirement obligation of approximately $8,000 and $0 for the three months ended January 31, 2024, as compared to none during the prior period.

Net Loss

We reported a net loss of approximately $4,839,000 and $5,736,000 for the nine months ended January 31, 2024 and 2023, respectively. We reported a net loss of approximately $1,686,000 and $1,894,000 for the three months ended January 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2024, compared to April 30, 2023, and the changes between those periods:

	January 31, 2024	April 30, 2023	Increase (decrease)
Current Assets	$3,031,715	$8,433,070	$(5,401,355)
Current Liabilities	$288,737	$378,798	$(90,061)
Working Capital	$2,742,978	$8,054,272	$(5,311,294)

As of January 31, 2024, we had working capital of $2,742,978, as compared to working capital of $8,054,272 as of April 30, 2023, a decrease of $5,311,294.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the nine months ended January 31, 2024 and 2023, we incurred net losses in the amounts of approximately $4,839,000 and $5,736,000, respectively. For the nine months ended January 31, 2024, cash used in operating activities was approximately $5,186,000. As of January 31, 2024, we had cash of approximately $2,637,000, working capital of approximately $2,743,000, and an accumulated deficit of approximately $70,789,000. Our primary source of operating funds since inception has been equity financings. As of January 31, 2024, we may have sufficient cash to fund our corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $5,186,000 and $6,401,000 for the nine months ended January 31, 2024 and 2023, respectively. Net cash used in operating activities during the nine months ended January 31, 2024, decreased primarily due to the i) decrease in net loss of approximately $897,000 as compared to the nine months ended January 31, 2023 ii) increase in non-cash items of approximately $199,000 as compared to the nine months ended January 31, 2023 primarily due to the change in fair value of warrant liability, stock based compensation and gain from sale of asset and iii) decrease in changes in operating assets and liabilities of approximately $517,000 as compared to the nine months ended January 31, 2023 primarily due to accounts payable and accrued liabilities.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended January 31, 2024 was $0. Net cash used in investing activities during the nine months ended January 31, 2023 was approximately $2,572,000, primarily from proceeds received from the sale of Maggie Creek of $2,750,000 related to the Assignment and Assumption Agreement dated on November 9, 2022 and offset by approximately $178,000 primarily for the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended January 31, 2024 and 2023 were both $0.

Off-Balance Sheet Arrangements

As of January 31, 2024, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Estimates

There have been no changes to our critical accounting policies or estimates during the nine months ended January 31, 2024. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the SEC on July 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Form 10-Q, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a–15(e) and Rule 15d–15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Form 10-Q, the Company’s disclosure controls and procedures were effective at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the fiscal quarter ended January 31, 2024, that were not previously reported on a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act and subpart 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months ended January 31, 2024, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act or subpart 104 of Regulation S-K.

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

U.S. GOLD CORP.

Date: March 18, 2024	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2024	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

