Form 10-K
period 2024-04-30
U.S. GOLD CORP.
filed 2024-07-29
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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

As of October 31, 2023, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $27,084,928. This figure is based on the closing sale price of $3.33 per share of the Registrant’s common stock on October 31, 2023.

Number of shares of Common Stock outstanding as of July 26, 2024: 10,732,277

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement for its 2024 annual meeting of stockholders which the registrant intends to file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

U.S. GOLD CORP

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

●	The timing of the preparation, filing, and satisfaction of the conditions of our mine construction and operating permits for the CK Gold Project;
●	The timing and process of completing conditions surrounding our approved mine operating permit and closure plan for the CK Gold Project;
●	The assumptions and projections contained in the CK Gold Project Prefeasibility Study, including estimated mineral resources and mineral reserves, mine life, projected operating and capital costs, projected production, internal rate of return (“IRR”) and Net Present Value (“NPV”) calculations, and the possibility of upside potential at the project;
●	The planned extensions of our leases;
●	Our planned expenditures during our fiscal year ended April 30, 2025;
●	Future exploration plans and expectations related to our properties;
●	Our ability to fund our business through April 30, 2025 with our current cash reserves based on our currently planned activities;
●	Our anticipation of future environmental and regulatory impacts; and
●	Our business and operating strategies.

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

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company,” “we,” “our,” or “us”), was re-incorporated under the laws of the State of Nevada in 2016 and was originally incorporated in the State of New Jersey in 1967. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. We are a gold, copper and precious metals development and exploration company pursuing exploration opportunities primarily in Wyoming, Nevada and Idaho.

While we are an exploration and development company that owns certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming, the Keystone Project in Nevada and the Challis Gold Project in Idaho, most of our recent activity has focused on moving the CK Gold Project along the development pathway. The Company’s CK Gold Project’s property contains proven and probable mineral reserves and accordingly is classified as a development stage property, as defined in subpart 1300 of Regulation S-K (“S-K 1300”) promulgated by the Securities and Exchange Commission (the “SEC”). None of the Company’s other properties contain proven and probable mineral reserves and all activities are exploratory in nature. We do not currently have any revenue-producing activities.

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of July 29, 2024 for each of our subsidiaries is set out below.

Corporate Address

The current address, telephone number of our offices are:

U.S. Gold Corp.

1910 E. Idaho Street, Suite 102-Box 604

Elko, NV 89801

(800) 557-4550

We make available, free of charge, on or through our website, at https://www.usgoldcorp.gold, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (“Exchange Act”), and other information. Our website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Annual Report on Form 10-K. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Employees

As of April 30, 2024, we had 4 full-time employees and no part-time employees. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

OUR MINERAL PROPERTIES AND PROJECTS

Property Map

For a map showing the more precise location of each property, see the individual property descriptions set forth below.

Summary of Current Mineral Properties

Property	Stage of Property/Mine and mineralization types	Ownership, Mineral Rights, Leases or Options	Key permit conditions	Processing plants and other available facilities	Other

CK Gold Project - Wyoming	Development stage, proposed open-pit mine producing a copper concentrate containing gold, copper and silver from porphyry-style mineralization.	100% ownership - Two state of Wyoming Mineral Leases covering approximately 1,120 acres in Laramie County, Wyoming. State of Wyoming has certain royalty interests on mineral production.	Exploration permits, received. Submitted applications to the Wyoming Division of Environmental Quality (the “WDEQ”) for the permit to mine and industrial siting. (granted). The WDEQ – Land Division has accepted the Company’s reclamation bond and issued a water discharge permit to the Company. The remaining condition associate with the permit to mine is receipt of the air quality permit. The permit application is with the WDEQ – Air Quality Division.	No significant facilities.	Working on detailed engineering studies for feasibility study.
Keystone -Nevada	Gold exploration	100% ownership - 601 unpatented lode mining claims comprising approximately 20 square miles in Eureka County, Nevada.	Exploration permits received. Reclamation bonding in place. Additional exploration permits may be necessary for additional exploration.	No significant facilities.
Challis - Idaho	Gold exploration	100% ownership - 77 unpatented lode mining claims in Lemhi County, Idaho covering approximately 1,710 acres. A royalty interest has been granted on the Challis property.	Preparing a revised plan of operations for further exploration.	No significant facilities.
Maggie Creek -Nevada	Gold exploration	Having sold the project to Nevada Gold Mines Inc., we retain a potential Royalty position.	0.5% NSR subject to NGM exercising their option on the property, with a buy option to reduce the royalty to 0.25% for $800,000.		No significant facilities.

Summary of Previous Mineral Properties

Property	Stage of Property/Mine and mineralization types	Ownership, Mineral Rights, Leases or Options	Key permit conditions	Processing plants and other available facilities	Other

Maggie Creek - Nevada	Gold exploration	We sold our rights to acquire the property to Nevada Gold Mines (“NGM”) in November 2022. Royalty potential of 0.5% if NGM exercises its option and acquires the Maggie Creek property.	Previous exploration permit and reclamation bond have been transferred to NGM.	No significant facilities.	Drilled two exploration holes in the fiscal year ended April 30, 2022.

Quality Assurance/Quality Control (“QA/QC”) Protocol

We employ a rigorous QA/QC protocol on all aspects of sampling and analytical procedure. Drill core is checked, logged, marked for sampling and sawn in half. One-half of each drill core is maintained for future reference and the other half of each drill core is sent to ALS, an ISO 17025 accredited laboratory in Elko, Nevada to complete all sample preparation and assaying. Samples are analyzed by employing fire assaying with atomic absorption finish for gold, and four-acid ICP-MS analysis for silver and copper. For QA/QC protocol purposes, certified standards, blank samples and sample duplicates are inserted into the sample stream. We also periodically submit sample pulps to another independent laboratory for check analysis. With respect to the CK Gold Project, and as part of the examination and preparation of a Technical Report under Reg. S-K 1300 guidelines, QA/QC protocols have been independently checked. We retain core remnants, duplicates, pulps and rejects in one of several secured facilities.

CK Gold Project, Wyoming

The CK Gold Project consists of certain mining leases and other mineral rights located in the historic Silver Crown Mining District of southeast Wyoming.

Location and Access

The CK Gold Project is located in southeastern Wyoming, approximately 20 miles west of the city of Cheyenne, on the southeastern margin of the Laramie Range (Figure 1). The property covers about two square miles that include the S½ Section 25, NE¼ Section 35, and all of Section 36, T.14N., R.70W., Sixth Principal Meridian. Access to within an approximate 4.0 miles of the property is provided by public paved and maintained gravel roads. An agreement with the private landowner (The Ferguson Ranch Inc. (“Ferguson Ranch”)) provides access for the remaining distance to the main project area. The surface of S½ Section 25, NE¼ Section 35 is privately owned by the Ferguson Ranch. An easement agreement providing access for exploration and potential development activities has been negotiated with an adjacent landowner. The fee for this easement is $10,000 per year, renewable each year prior to July 11. The surface of Section 36 is owned by the State of Wyoming and is currently leased to an adjacent landowner for grazing. Currently, the surface of Section 36 is leased for grazing by the Ferguson Ranch and part of the option to lease the lands necessary for project development and operation is compensation to the Ferguson Ranch for loss of grazing, as and when areas are impacted.

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

Through Gold King, the project has acquired two 35-acre parcels immediately adjacent to Section 36 in Section 35, on the western boundary of the project area. This 70-acre landholding provides a buffer to other occupied and unoccupied parcels to the west of the project area.

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

Lease 0-40828 is a ten-year lease that was renewed within the past year and expires on February 1, 2033. Annual rental payments under this lease are $3.00 per acre. Lease 0-40858 is a ten-year lease that was renewed within the current year and expires on February 1, 2034. Annual rental payments under this lease are $3.00 per acre. Each lease is renewable for successive ten-year terms by submitting a renewal application fee and paying a nominal fee of $50. We anticipate continuing to renew each lease beyond their current expiration dates.

Effective April 6, 2023, the Board of Directors of the Office of State Lands and Investments (“OSLI”) approved the recommendation from the staff of the OSLI fixing the production royalty rate at a flat 2.1% of net receipts received by us once the project is in operation. Additionally, once the project is in operation, the Board of Directors of the OSLI has the authority to reduce the royalty payable to the State. Additionally, original lease restrictions limiting operations on the lease areas, deemed critical mule deer habitat, were lifted by OSLI after the company came to an arrangement with The Wyoming Department of Game and Fish (“Game and Fish”) to make a compensatory payment to Game and Fish to support habitat and conservation measures. The agreed amount to be paid by the Company to Game and Fish once development and operational impact occur amount to $300,000.

Infrastructure

Given the project’s proximity to Cheyenne, the state capital of Wyoming and the Front Range metropolitan area, personnel needs, delivery of consumables, and infrastructure needs are available both locally and regionally. The area has access to both BNSF and Union Pacific railroad lines, intersection of 2 major interstate highways, I-80 and I-25, and a regional airport.

High voltage powerlines are approximately 2.4 km (1.5 mi) from the current project area. A connection to the local power provider and easement for transmission lines has been identified and scoped. While there is a nearby line serving the local population, we anticipate that a new line to the project site, catering to approximately a 30-Megawatt load will be constructed and talks have been conducted with the local power provider (Black Hills Energy), the designated provider for the area. Indicative rates including the installation of approximately 16-miles of line from a nearby sub-station have been received and incorporated into project engineering studies.

In February 2023, we entered into a Water Development and Purchase Agreement (“Water Agreement”) with the Board of Public Utilities (the “BOPU”) of the City of Cheyenne. Under this Water Agreement, BOPU will provide a firm supply of up to 600 gallons per minute for the life of the project. It is anticipated that the water to be supplied under this Water Agreement will come from the Lone Tree well field owned by BOPU. A pipeline from the Lone Tree well field to the project will be required to be constructed. Minor water sources have been identified around the project site from monitoring well locations, and additional deeper well sites will be investigated in upcoming fields seasons with a view to securing an independent water supply.

Permitting

Mine Operating Permit and Closure Plan (“MOP”)

In September 2022, we filed our mine operation and reclamation plan (“MOP”) with the WDEQ – Land Division (the “WDEQ”). In November 2022, we received notification from WDEQ that our MOP was deemed complete and that it was under technical review. In April 2023, we received a first round of technical comments and worked with the WDEQ to fully respond to their initial review. In May 2024, WDEQ issued us a letter of approval for the MOP. Per WDEQ’s letter of approval there were three conditions to the MOP: (1) acceptance of a reclamation bond, in the amount of $5,010,000; (2) receipt of a water discharge permit from WDEQ and (3) receipt of the WDEQ Air Quality Division permit. To date, the Company has received acceptance of the reclamation bond and obtained the water discharge permit. The Company expects to obtain the WDEQ Air Quality permit this calendar year.

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

Mineral Reserves and Mineral Resources

Mineral reserve and mineral resource estimates were calculated by Gustavson Associates LLC (now WSP USA, Inc.) through the effective date of November 15, 2021 as shown in the Technical Report Summary attached to this Annual Report on Form 10-K. The mineral reserve and mineral resource tabulations shown below are based on assumed metals prices of $1,625/oz gold, $3.25/lb copper and $18.00/oz silver. These metals price assumptions are comprised of long-term metals forecasting (33%) and the two-year trailing average (67%). Based on the actual prices of these metals at the end of our fiscal year ($1,911/oz gold, $4.45/lb copper and $23.45/oz silver), based on the respective London Metal Exchange, we believe that the price assumptions used in preparing our mineral reserve and mineral resource estimates at November 15, 2021 remain reasonable and, therefore, we believe the estimates prepared by Gustavson Associates LLC remain a reasonable estimate of our mineral resources and mineral reserves at April 30, 2024.

CK Gold Project – Summary of Gold, Copper and Silver Mineral Resources at April 30, 2024 based on $1,625/oz gold, $3.25/lb copper and $18.00/oz silver

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

(1) Resources tabulated at a cutoff grade of (0.0107 – 0.0088) AuEq oz/st, 0.009 AuEq oz/st average

(2) Note only 3 significant figures shown, may not sum due to rounding

(3) Estimates of mineral resources are exclusive of mineral reserves

CK Gold Project – Summary of Gold, Copper and Silver Mineral Reserves at April 30, 2024 based on $1,625/oz gold, $3.25/lb copper and $18.00/oz silver

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

(1) Reserves tabulated at a cutoff grade of (0.0107 – 0.0088) AuEq oz./st, 0.009 AuEq Oz/st average

(2) Note only 3 significant figures shown, may not sum due to rounding

For comparison, below are our mineral resources and mineral reserves at April 30, 2023:

CK Gold Project – Summary of Gold, Copper and Silver Mineral Resources at April 30, 2023 based on $1,625/oz gold, $3.25/lb copper and $18.00/oz silver

	Mass	Gold (Au)		Copper (Cu)		Silver (Ag)		Au Equivalent (AuEq)
	Tons (000’s)	Oz (000’s)	oz/ st	lbs (millions)	%	Oz (000’s)	oz/st	Oz (000’s)	oz/ st
Measured (M)	1,000	6	0.019	2	0.196	100	0.05	2	0.024
Indicated (I)	10,500	94	0.01	30	0.15	450	0.03	138	0.016
M + I	11,500	100	0.014	32	0.16	550	0.039	140	0.018
Inferred	22,500	235	0.01	68.3	0.152	323	0.014	357	0.016

(1) Resources tabulated at a cutoff grade of (0.0107 – 0.0088) AuEq oz/st, 0.009 AuEq oz/st average

(2) Note only 3 significant figures shown, may not sum due to rounding

(3) Estimates of mineral resources are exclusive of mineral reserves

CK Gold Project – Summary of Gold, Copper and Silver Mineral Reserves at April 30, 2023 based on $1,625/oz gold, $3.25/lb copper and $18.00/oz silver

	Mass	Gold (Au)		Copper (Cu)		Silver (Ag)		Au Equivalent (AuEq)
	Tons (000’s)	Oz (000’s)	oz/ st	lbs (millions)	%	Oz (000’s)	oz/st	Oz (000’s)	oz/ st
Proven (P1)	29,600	574	0.019	118	0.198	1,440	0.049	757	0.026
Probable (P2)	40,700	440	0.011	130	0.16	1,220	0.03	679	0.017
P1 + P2	70,400	1,010	0.014	248	0.176	2,660	0.038	1,440	0.02

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

Prefeasibility Study (“PFS”)

On December 1, 2021, we released the results of our prefeasibility study (“PFS”). The PFS was prepared by Gustavson Associates LLC with an effective date of November 15, 2021.

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

The economic projections in the PFS are subject to a variety of assumptions and qualifications that are described in more detail in the Technical Report Summary incorporated by reference into this Form 10-K. In summary, the low-grade copper, silver and gold deposit located on Wyoming State Land and under lease to US Gold Corp, is proposed as an open pit mine. The rate of extraction will be sufficient to feed minerals to the process plant at a rate of 20,000 tons per day, involving the removal of surrounding waste material at a similar rate. The process plant serves to crush and grind the ore into a fine particle form in a slurry, whereupon the copper, silver and gold values can be separated from non-mineralized rock into a concentrate using froth flotation. The concentrate will be dried and shipped off site and sold to a smelter for final metal extraction. The waste material will be filtered to recoup and recycle water back to the process plant, and the filtered tailings will be trucked and mechanically stacked onto a tailings pile. The process facility is also on the same Wyoming State section less than a mile away from the mineralized orebody, with the entire operation some 20-miles west of Cheyenne. The metallurgical test work supporting the extraction methodology was initially performed by a previous owner between 2009 and 2012, but the company has gathered additional representative sample and conducted further extensive test work between 2020 and 2023. The results of the test work were incorporated into the prefeasibility study published on December 1, 2021. We expect to update the prefeasibility study by the end of the third quarter of 2024 and finalize the feasibility study sometime thereafter.

We expense all mineral exploration costs as incurred. Although we have identified proven and probable mineral reserves on our CK Gold Project, development costs will be capitalized when all the following criteria have been met, (a) we receive the requisite operating permits, (b) completion of a favorable Feasibility Study and (c) approval from our Board of Directors (our “Board”) authorizing the development of the ore body. Until such time all these criteria have been met, we record pre-development costs to expense as incurred. The current book value of our property is approximately $3.1 million, which is recorded in mineral properties and reflects the value that was attributed to the purchase of the CK Gold Project. We do not have any costs on our balance sheet related to plant or equipment as we have not incurred any such costs.

Recent Activities

We submitted both of our major permit applications during the year-ended April 30, 2023, the MOP and Industrial Siting Permit (the “ISP”). We were granted our ISP in June 2023 providing local governments the ability to receive state funds to mitigate impacts from the anticipated construction and operation of our CK Gold Project. In May 2024, we received approval of the MOP subject to three conditions (reclamation bond approval, water discharge permit and air quality permit). Two of the three conditions have been met (reclamation bond approval and water discharge permit) and we expect to meet the third condition (air quality permit) in calendar 2024.

Primarily in support of the feasibility study presently underway, during the 2021 field season, 47 core, reverse circulation rotary and conventional rotary holes were drilled at the CK Gold Project. The primary purpose of the drilling program is to supplement the geotechnical and hydrological information.

Additional work centered around the capture and interpretation of environmental base line data encompassing sub-surface and surface water, fauna, flora, cultural, air quality, meteorological conditions, wetlands and socio-economic factors in the project area. Since September 2020, over 3 1/2 years of monitoring data have been gathered and ongoing monitoring in critical areas continues.

Additionally, a great deal of social outreach has been conducted to familiarize the immediate population and the Wyoming, Cheyenne and Laramie governmental and regulatory agencies.

Geological Potential of the CK Gold Project

Potential to expand the existing resource exists primarily at depth beyond current drilling depths and to the south of the proposed pit. Numerous drill holes end in significant mineralization. A geophysical anomaly to the southeast supports the trend extending from the proposed open pit as identified by step-out drilling from the current reserve boundary; however, to date exploration has not pinpointed mineralization that might be associated with the anomaly further to the southeast in what is thought to be fairly complex geologic conditions.

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

Rabbit Creek
Getchell
Jerritt Canyon
Twin Creek
Ken Snyder
Independence - Eureka
Hollister
Pinson
Coldstrike
Deep Star
Leeville
Hycroft
Lone Tree
Marigold
Gold Quarry
Florida Canyon
Rain/Emigrant
Fortitude
Phoenix
Railroad
McCoy-Cove
Coeur Rochester
Pipeline
Carlin
Cortez
Cortez Hills
Keystone
Bald Mountain
Alligator Ridge
Gold Bar
Reno
Ruby Hill
Comstock
Taylor
Northumberland
Lovelock - Austin
Battle Mtn - Eureka/Cortez
Round Mountain
Borealis
N
Goldfield
Bullfrog
US Gold Corp Keystone Project
Las Vegas
Major Mines and Deposits
Nevada Gold Trends
0
100 Mi

Figure 2 – Location of Keystone Project and Major Gold Trends in Nevada

Figure 3 – Keystone Project Claim Boundaries

The Keystone Project is accessible via unpaved roads. Navigation through the interior of the project is by off-road vehicle on exploration tracks.

Title and Ownership for Keystone Project

The Keystone Project consists of unpatented mining claims located on federal land administered by the U.S. Bureau of Land Management (“BLM”). An annual maintenance fee of $200 per claim per year must be paid to the Nevada BLM by September 1 of each year, and failure to make the payment on time renders the claims void. In addition to the annual maintenance fee paid to the Nevada BLM, a $12 per claim fee is due to the Eureka County (NV) Clerk’s office as a record fee.

We acquired the mining claims comprising the Keystone Project on May 27, 2016 from Nevada Gold Ventures, LLC and Americas Gold Exploration, Inc. (“Americas Gold”). Some of the Keystone claims are subject to pre-existing net smelter royalty (“NSR”) obligations. In addition, Nevada Gold Ventures, LLC retained additional NSR rights of 0.5% with regard to certain claims and 3.5% with regard to certain other claims. The unpatented mining claims comprising the Keystone Project, with applicable NSR obligations, are as follows:

1.	Acquired 100% from Americas Gold; subject to a one percent (1%) NSR held by Wolfpack Gold Nevada Corp.; a two percent (2.0%) NSR with respect to precious metals and one percent (1.0%) NSR with respect to all other metals and minerals held by Orion Royalty Company, LLC; and a one-half percent (0.5%) NSR to Nevada Gold Ventures, LLC

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

Under the terms of the Purchase and Sale Agreement, dated May 25, 2016, under which we acquired the claims, we had the right to buy down 1% of the NSR owed to Nevada Gold Ventures LLC at any time through the fifth anniversary of the closing date, May 25, 2021, for $2,000,000. In addition, we may buy down an additional 1% of the NSR owed to Nevada Gold Ventures, LLC anytime through the eighth anniversary of the closing date, May 25, 2024, for $5,000,000. We did not buy down any portion of the NSR.

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

In 2004, with the discovery of Cortez Hills and escalating gold prices, Nevada Pacific Gold, Great American Minerals (Don McDowell), and Tone Resources (Dave Mathewson) competed in claim staking the entire district. Subsequently, Don McDowell, founder of Great American Minerals approached Placer Dome (prior to Barrick acquisition) who discovered Pipeline and Cortez Hills, and who correctly recognized the Keystone district potential. Placer Dome entered into separate joint venture agreements with Nevada Pacific and Great American. The following year Barrick Gold bought Placer Dome and dropped all Placer Dome’s Nevada exploration projects and joint ventures, including Keystone. In 2006, Nevada Pacific and Tone were purchased by McEwen Mining. McEwen Mining drilled 35 holes mostly near the north end of the district; targeting the range front pediment and the historic Keystone Mine. McEwen Mining dropped their Keystone claims and quit claimed them to Dave Mathewson and NV Gold Ventures. NV Gold Ventures and American Gold staked their own additional claims in the district. This expanded group of claims was acquired in the original Keystone Purchase Agreement. We have staked additional claims in the district, such as Potato Canyon, since acquiring the project.

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

In 2022, a hyperspectral survey was conducted on the property identifying evidence of potential mineralization. Numerous anomalies often associated with mineralization were identified. Field investigation of the anomalies commenced during the 2023 field season. In September 2023, we announced completion of a hyperspectral study, which yielded the discovery of multiple high priority targets requiring further investigation and adding to the targets identified from the Company’s prior work at the project.

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
Base Map: USGS 7.5' quad: Blackbird Creek	
File Name: 4559T_Challis_USFS_Fig3.mxd	

EM STRATEGIES

-Figure 7: The Challis Gold Project Location in Idaho

Title and Ownership for Challis Gold Project

All of the mining claims comprising the Musgrove property are unpatented lode mining claims that have been recorded in the Lemhi County Court House in Salmon, Idaho and filed with the US BLM office in Boise. An annual maintenance fee of $200 per claim per year must be paid to the BLM by September 1 of each year, and failure to make the payment on time renders the claims void. In addition to the annual maintenance fee, $20 is due to the Lemhi County (ID) Recorder’s office as a notice of intent to hold fee.

History of Prior Operations and Exploration

Early mining dates to the late 1880’s when gold was discovered at the nearby Yellow Jacket Mine and copper and cobalt was discovered north of the project area at the Blackbird Mine. Small scale intermittent mining was conducted in the project area from 1908 through the 1930’s at the Musgrove Mine and at the Smith-Gahan Mine.

In the mid-1980’s, alteration and quartz veining was identified located along the ridge north of Musgrove Creek A large block of claims covering the area was staked by an independent geologist and then leased to Atlas Minerals. Atlas completed an extensive sampling program and, in 1991, drilled nine reverse circulation holes resulting in the discovery of significant mineralization at the Johny’s Point deposit.

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

Infrastructure and Facilities

The Challis Gold project does not currently include any significant facilities. The Challis property is located in the Salmon-Challis National Forest and served by paved and unpaved roads. There are historic workings in the area and there has been recent mining activity in the area. The site is somewhat remote from grid power and power lines would have to be extended into the area, or onsite power generation used to support an eventual operation. There is water in the area from both surface and sub-surface sources. The Bear Track operation, now closed but under renewed exploration, is some 16 miles as the crow flies to the northeast of the property. Historic mining was conducted; however, the facilities have been abandoned decades ago and the nearest habited area is a forest ranger station near Forney some 5-miles from site.

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

Executive Officers of U.S. Gold Corp.

Name	Age	Principal Occupation	Officer/ Director Since
Eric Alexander	57	Chief Financial Officer - Principal Financial and Accounting Officer	2020
		of U.S. Gold Corp.
George M. Bee	66	Chief Executive Officer, President and Director of U.S. Gold Corp.	2020
Kevin Francis	64	Vice President – Exploration and Technical Services	2021

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. As of April 30, 2024, management has concluded that our internal controls over financial reporting were effective.

There is substantial doubt about whether we can continue as a going concern.

To date, we have earned no revenues and have incurred accumulated net losses of $72.8 million. We have limited financial resources. As of April 30, 2024, we had cash and cash equivalents of $5.6 million and working capital of $6.1 million. Therefore, our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction. However, there is no assurance that we will be successful pursuing a financing or strategic transaction. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern. Ultimately, in the event that we cannot obtain additional financial resources, or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations. Such additional financial resources may not be available or may not be available on reasonable terms. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

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

The costs, timing and complexities of exploration activities may be increased by the location of our properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if ever commenced, development, construction and mine start-up. Accordingly, our activities may not ever result in profitable mining operations, and we may not succeed in establishing mining operations or profitably producing metals at any of our properties.

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

Our actual results could differ from the estimates and assumptions we make to prepare our financial statements, which could have a material impact on our financial condition and results of operations.

In connection with the preparation of our financial statements, including the consolidated financial statements included in this Form 10-K, our management is required under GAAP to make estimates and assumptions based on historical experience and other factors. On an on-going basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Although we believe these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If management’s estimates and assumptions change or are not correct, our financial condition or results of operations could be adversely affected.

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

Acquisitions of other companies or new properties, divestitures, business combinations or other transactions with other companies may create additional, material risks for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include the effects of possible disruption to the exploration activities and mine planning, loss of value associated with our properties, mismanagement of project development, additional risk and liability, indemnification obligations, sales of assets at unfavorable prices, failure to sell non-core assets at all, poor execution of the plans for such transactions, permit requirements, debt incurred or capital stock issued to enter into such transactions, the impact of any such transactions on our financial results, negative stakeholder reaction to any such transaction and our ability to successfully integrate an acquired company’s operations with our operations. If the purchase price of any acquired businesses exceeds the current fair values of the net tangible assets of such acquired businesses, we would be required to record material amounts of goodwill or other intangible assets, which could result in significant impairment and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future transactions, or the effect that any such transactions might have on our operating or financial results. Any potential future transactions will be viewed on their merits by management and ultimately our Board at the time definitive proposals are received by the Company and viewed relative to the current circumstances of the Company and its business. Furthermore, potential transactions, whether or not consummated, will divert our management’s attention and may require considerable cash outlays at the expense of our existing operations. In addition, to complete future transactions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

We are dependent on information technology systems, which are subject to certain risks, including cybersecurity risks and data leakage risks.

We are dependent upon information technology systems in the conduct of our business. Any significant breakdown, invasion, virus, cyberattack, security breach, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact our business. To the extent any invasion, cyberattack or security breach results in disruption to our business, loss or disclosure of, or damage to, our data or confidential information, our reputation, business, results of operations and financial condition could be materially adversely affected. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. Although to date we have not experienced any material losses relating to cyberattacks, we may suffer such losses in the future. We may be required to expend significant additional resources to continue to modify or enhance our protective measures. We also may be subject to significant litigation, regulatory investigation and remediation costs associated with any information security vulnerabilities, cyberattacks or security breaches.

The Company could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into operations. Various measures have been implemented to manage the risks related to the system implementation and modification, but system modification failures could have a material adverse effect on the Company’s business, financial position, and results of operations.

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

Our Board may generally issue shares of common stock or securities convertible into common stock without further approval by our stockholders, based upon such factors that our Board may deem relevant at that time. We have also issued securities as payment for services. It is possible that we will issue additional securities to pay for services in the future. We cannot give you any assurance that we will not issue additional shares of common stock or securities convertible into common stock under circumstances we may deem appropriate at the time.

Our articles of incorporation allow for our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board has the authority to fix and determine the relative rights and preferences of preferred stock. Board also has the authority to issue preferred stock without further stockholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of our common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Anti-takeover provisions may impede the acquisition of our Company.

Certain provisions of the Nevada Revised Statutes have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our Board in connection with such a transaction. However, certain of these provisions may discourage a future acquisition of us, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Our system of internal controls includes consideration of cybersecurity risks. We use technology and control procedures designed to mitigate cybersecurity risks, with our management team working to monitor, identify, assess, and respond to potential cybersecurity incidents that may threaten the Company. The system of controls also focuses on security awareness and training for employees with access to Company systems. Company management periodically reviews system and organization control reports (SOC 1, Type 2) for key outsourced information systems to ensure that third-party data processing is subject to appropriate controls and security measures.

We have engaged with a third-party information technology firm to assess our vulnerabilities and help us mitigate cybersecurity-related risks.

Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings and necessary implementations.

One of the key functions of our Board is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. Our Board receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents, if any. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

As of April 30, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the twelve months period ended April 30, 2024, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “USAU”.

Holders of Common Stock

On July 26, 2024, we had 88 registered holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms. On July 26, 2024, the closing sales price of our common stock as reported on NASDAQ Capital Market was $5.84 per share.

Dividends and Dividend Policy

We do not anticipate paying dividends on shares of its common stock in the foreseeable future as our Board intends to retain future earnings for use in our business. Any future determination as of the payment of dividends on our common stock will depend upon our financial condition, results of operations and such other factors as our Board seems relevant.

Recent Sales of Unregistered Securities.

There were no sales of unregistered securities during the fiscal year ended April 30, 2024 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. None of the transactions involved any underwriters, underwriting discounts or commissions.

Item 6. [RESERVED].

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company,” “we,” “our,” or “us”), was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its legal name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. We are a gold and precious metals exploration company pursuing exploration and development properties. We own certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming, the Keystone Project in Nevada and the Challis Gold Project in Idaho. We have established an estimate of proven and probable mineral reserves under S-K 1300 at our CK Gold Project, where we are conducting exploration and pre-development activities, and all of our activities on our other properties are exploratory in nature.

Summary of Activities for the Fiscal Year Ended April 30, 2024

During the fiscal year ended April 30, 2024, we focused primarily on advancing our CK Gold Project in Wyoming with the approval of two major permits; our surface gold mine permit (mine operation and reclamation plan (“MOP”)) approved April 2024 and an Industrial Siting permit for the construction and operation of our CK Gold project approved May 2023, and continued engineering studies towards the completion of a revised prefeasibility study and feasibility study. Additional exploration and geologic investigations were undertaken, enhancing our understanding of the Keystone Project deposit in Nevada and continued analysis of the historic geological data on the Challis Gold Project in Idaho. Management focused on investor relations and awareness, resulting in the completion of an equity financing in April 2024.

An overview of certain significant events follows:

CK Gold Project, Wyoming

●	In May 2023, we received notification from the Industrial Siting Division of the Wyoming Department of Environmental Quality (“WDEQ”) that an Industrial Siting Permit was granted to us for the construction and operation of the proposed mine at the CK Gold Project.
●	In April 2024, we received a letter from the United States Army Corps of Engineers (“USACE”) confirming that the proposed CK Gold Project did not need a permit from the USACE for the activities outlined in the MOP. With the project being situated on Wyoming State and private land and falling under the jurisdiction of Wyoming State authorities, this was the only direct nexus to Federal Government involvement in obtaining the necessary project permits.
●	In April 2024, we received notification from the Land Quality Division of the WDEQ that we received approval on our surface gold mine permit, subject to certain conditions.
●	In May 2024, we satisfied two of the three conditions associated with our MOP with 1) the approval of our Wyoming Pollutant Discharge Elimination System permit and 2) acceptance by the WDEQ of our reclamation bond
●	During the year-ended April 30, 2024, we continued to advance towards approval of our Air Quality permit with the Air Quality Division of the WDEQ. Approval of this air quality permit is the final condition associated with our MOP and is expected to be received this year.

Keystone Project, Cortez Trend, Nevada

● We continue systematic exploration investigations at our highly prospective Keystone Project looking for potential drill targets. We conducted a hyperspectral survey on the property identifying evidence of potential mineralization. Numerous anomalies often associated with mineralization were identified. Field investigation of the most prospective anomalies was completed during the 2023 field season. Altered sedimentary outcrops containing anomalous gold grades were discovered which require additional investigation.

Challis Gold Project, Idaho

●	We continue towards the completion of a Plan of Operations as the next phase of exploration.

Sales of Common Shares to raise a total of $4.9 million in cash

On April 19, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct offering of 1,400,000 shares of our common stock at a price of $3.50 per share and warrants to purchase 1,400,000 shares of our common stock at an exercise price of $4.48 per share (the “Registered Offering”). The warrants are exercisable on October 19, 2024 and will expire on October 19, 2029. The aggregate gross proceeds of the Registered Offering was $4,900,000 before deduction of legal related offering expenses of $72,309. The closing of the Registered Offering occurred on April 19, 2024.

Shareholder Meeting, Appointment of Directors and Corporate Matters

On April 26, 2024, we held our annual meeting of stockholders. At that meeting, among other matters, shareholders re-elected to our Board four of the five incumbent Directors: Mr. Norman, Mr. Bee, Mr. Schafer and Mr. Waldkirch; and elected Ms. Johanna Fipke to our Board, replacing Ms. Tara Gilfillan, who did not stand for re-election. Each of the elected Directors will hold office until the next meeting of stockholders and until their successors are named and qualified or until their earlier resignation or removal. The stockholders also ratified the appointment of our audit firm for our fiscal year ended April 30, 2024.

Results of Operations

Net Revenues

We are a development-stage company with no operations, and we did not generate any revenues for the years ended April 30, 2024 and 2023.

Operating Expenses

Total operating expenses for the fiscal year ended April 30, 2024, as compared to the fiscal year ended April 30, 2023, were approximately $7,257,000 and $9,401,000, respectively. The approximate $2,144,000 decrease in operating expenses for the fiscal year ended April 30, 2024, as compared to the fiscal year ended April 30, 2023, is comprised of (i) a decrease in compensation expense of approximately $437,000 primarily due to a decrease in stock based compensation, (ii) a decrease of approximately $336,000 in exploration expenses on our mineral properties due to the decrease in exploration activities and related consulting expenses at our CK Gold property, (iii) a decrease in professional and consulting fees of approximately $1,204,000 primarily due to decreases in general strategic and permitting consulting services of $698,000, decrease in legal fees of $64,000, decreases in director fees of $247,000 (primarily due to the decrease in director stock based compensation), decrease in investor relation fees of $244,000, offset marginally by an increase in accounting fees of $49,000 and (iv) a decrease in general and administrative expenses of approximately $167,000 due primarily to decreases related to advertising, insurance, research and development, and travel expenses.

Loss from Operations

We reported loss from operations of approximately $7,257,000 and $9,401,000 for the fiscal years ended April 30, 2024 and 2023, respectively.

Other Income (Loss)

We reported other income of approximately $360,000 and $1,786,000 for the years ended April 30, 2024 and 2023, respectively. We reported a change in fair value of warrant liability of approximately $314,000 and $1,560,000 for the years ended April 30, 2024 and 2023, respectively. We reported a gain from the sale of asset (Maggie Creek) of approximately $0 and $763,000 for the years ended April 30, 2024 and 2023, respectively. We reported interest income and gain from settlement of asset retirement obligation of approximately $40,000 and $6,000, respectively, for the fiscal year ended April 30, 2024, as compared to approximately $4,900 and $0 during the fiscal year ended April 30, 2023, respectively. We reported a decrease in change in fair value due to modification of warrants of approximately $263,000 and decrease in offering cost related to warrant liability of approximately $279,000 for the fiscal year ended April 30, 2023 as compared to none during the fiscal year ended April 30, 2024.

Net Loss

We reported a net loss of approximately $6,897,000 and $7,614,000 for the years ended April 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2024, compared to April 30, 2023, and the changes between those periods:

	April 30, 2024	April 30, 2023	Increase (decrease)
Current Assets	$6,523,111	$8,433,070	$(1,909,959)
Current Liabilities	$452,790	$378,798	$73,992
Working Capital	$6,070,321	$8,054,272	$(1,983,951)

As of April 30, 2024, we had working capital of $6,070,321, as compared to working capital of $8,054,272 as of April 30, 2023, a decrease of $1,983,951.

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

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the years ended April 30, 2024 and 2023, we incurred net losses in the amounts of approximately $6,897,000 and $7,614,000, respectively. For the fiscal year ended April 30, 2024, cash used in operating activities was approximately $7,076,000. As of April 30, 2024, we had cash of approximately $5,574,000, working capital of approximately $6,070,000, and an accumulated deficit of approximately $72,848,000. Our primary source of operating funds since inception has been equity financing. As of April 30, 2024, we may have sufficient cash to fund our corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $7,076,000 and $8,691,000 for the years ended April 30, 2024 and 2023, respectively. Net cash used in operating activities during the year fiscal ended April 30, 2024, decreased primarily due to the i) decrease in net loss of approximately $717,000 as compared to the year fiscal ended April 30, 2023 ii) increase in non-cash items of approximately $890,000 as compared to the years ended April 30, 2023. primarily due to the change in fair value of warrant liability, stock-based compensation and gain from sale of asset and iii) decrease in changes in operating assets and liabilities of approximately $7,500 as compared to the fiscal year ended April 30, 2023.

Cash Used in Investing Activities

Net cash used in investing activities during the year fiscal ended April 30, 2024 was $0. Net cash used in investing activities during the years ended April 30, 2023 was approximately $2,572,000, primarily from proceeds received from the sale of Maggie Creek of $2,750,000 related to the Assignment and Assumption Agreement dated on November 9, 2022 and offset by approximately $178,000 primarily for the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $4,828,000 for the year fiscal ended April 30, 2024 primarily due to the sale of our common stock and warrants for approximately $4,900,000 in April 2024, net of offering costs. Net cash provided by financing activities totaled approximately $4,830,000 for the fiscal year ended April 30, 2023, primarily due to the sale of our common stock and warrants for approximately $4,800,000 in April 2023, net of offering costs.

Off-Balance Sheet Arrangements

As of April 30, 2024, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Estimates

In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Critical accounting estimates are those estimates made in accordance with U.S. generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting estimates are discussed below, including, to the extent material and reasonably available, the impact such estimates have had, or are reasonably likely to have, on our financial condition or results of operations.

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

Mineral Rights

Costs of leasing, exploring, carrying and retaining unproven mineral lease properties are expensed as incurred. We expense all mineral exploration costs as incurred. Where we have identified proven and probable mineral reserves on any of our properties, development costs will be capitalized when all the following criteria have been met, a) we receive the requisite operating permits, b) completion of a favorable Feasibility Study and c) approval from our Board authorizing the development of the ore body. Until such time all these criteria have been met, we record pre-development costs to expense as incurred.

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

Warrant Liability

We account for the warrants issued in March 2022 and April 2023, respectively, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify these warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value of these warrants is estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

U.S. Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Gold Corp. and Subsidiaries (the “Company”) as of April 30, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Houston, TX

July 29, 2024

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash	$5,574,278	$7,822,930
Prepaid expenses and other current assets	948,833	610,140

Total current assets	6,523,111	8,433,070

NON - CURRENT ASSETS:
Property, net	458,107	490,925
Reclamation bond deposit	1,159,329	857,509
Operating lease right-of-use asset, net	70,331	32,080
Mineral rights	14,370,255	14,370,255

Total non - current assets	16,058,022	15,750,769

Total assets	$22,581,133	$24,183,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$395,304	$346,718
Operating lease liabilities, current portion	57,486	32,080

Total current liabilities	452,790	378,798

LONG- TERM LIABILITIES
Warrant liability	3,916,900	4,230,850
Asset retirement obligation	307,657	285,764
Operating lease liabilities, less current portion	12,845	-
Deferred tax liability	430,486	430,486
Total long-term liabilities:	4,667,888	4,947,100

Total liabilities	5,120,678	5,325,898

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 authorized, none shares issued and outstanding as of April 30, 2024 and 2023	-	-
Common stock ($0.001 Par Value; 200,000,000 Shares Authorized;10,732,277 shares and 9,295,837 shares issued and outstanding as of April 30, 2024 and 2023)	10,732	9,296
Additional paid-in capital	90,297,824	84,799,263
Accumulated deficit	(72,848,101)	(65,950,618)

Total stockholders’ equity	17,460,455	18,857,941

Total liabilities and stockholders’ equity	$22,581,133	$24,183,839

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	April 30, 2024	April 30, 2023

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	1,356,442	1,793,426
Exploration costs	1,468,830	1,804,981
Professional and consulting fees	3,055,594	4,259,931
General and administrative expenses	1,376,471	1,542,328

Total operating expenses	7,257,337	9,400,666

Loss from operations	(7,257,337)	(9,400,666)

Other income (loss):
Gain from sale of asset	-	763,393
Gain from settlement of asset retirement obligation	6,075	-
Interest income	39,829	4,906
Offering cost related to warrant liability	-	(279,487)
Change in fair value due to modification of warrants	-	(262,500)
Change in fair value of warrant liability	313,950	1,560,150

Total other income (loss)	359,854	1,786,462

Loss before provision for income taxes	(6,897,483)	(7,614,204)

Provision for income taxes	-	-

Net loss	$(6,897,483)	$(7,614,204)

Net loss per common share, basic and diluted	$(0.74)	$(0.90)

Weighted average common shares outstanding - basic and diluted	9,356,931	8,413,849

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

	Common Stock				Total
	$0.001 Par Value		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, April 30, 2022	8,349,843	$8,350	$81,555,379	$(58,336,414)	$23,227,315

Issuance of common stock, net of offering cost	870,000	870	1,740,327	-	1,741,197

Issuance of common stock for prepaid services and accrued services	49,728	50	194,950	-	195,000

Issuance of common stock for services	18,339	18	77,482	-	77,500

Issuance of common stock for vested restricted stock unit	7,927	8	(8)	-	-

Accretion of stock based compensation in connection with stock option grants	-	-	493,008	-	493,008

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	738,125	-	738,125

Net loss	-	-	-	(7,614,204)	(7,614,204)

Balance, April 30, 2023	9,295,837	9,296	84,799,263	(65,950,618)	18,857,941

Issuance of common stock, net of offering cost	1,400,000	1,400	4,826,291	-	4,827,691

Issuance of common stock for prepaid services	25,000	25	143,975	-	144,000

Issuance of common stock for services	13,147	13	52,487	-	52,500

Cancellation of shares	(1,707)	(2)	2	-	-

Accretion of stock based compensation in connection with stock option grants	-	-	29,608	-	29,608

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	446,198	-	446,198

Net loss	-	-	-	(6,897,483)	(6,897,483)

Balance, April 30, 2024	10,732,277	$10,732	$90,297,824	$(72,848,101)	$17,460,455

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	April 30, 2024	April 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,897,483)	$(7,614,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,818	36,505
Accretion	27,968	25,568
Amortization of right-of-use asset	55,357	52,456
Stock based compensation	593,556	1,308,633
Amortization of prepaid stock based expenses	229,850	367,250
Gain from settlement of asset retirement obligation	(6,075)	-
Change in fair value of warrant liability	(313,950)	(1,560,150)
Change in fair value due to modification of warrants	-	262,500
Gain from sale of asset	-	(763,393)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(504,943)	512
Reclamation bond deposit	(301,820)	(25,000)
Accounts payable and accrued liabilities	63,736	(728,687)
Operating lease liability	(55,357)	(52,756)

NET CASH USED IN OPERATING ACTIVITIES	(7,076,343)	(8,690,766)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of asset	-	2,750,000
Purchase of property and equipment	-	(177,513)

NET CASH USED IN INVESTING ACTIVITIES	-	2,572,487

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of offering costs	4,827,691	4,829,697

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,827,691	4,829,697

NET DECREASE IN CASH	(2,248,652)	(1,288,582)

CASH - beginning of year	7,822,930	9,111,512

CASH - end of year	$5,574,278	$7,822,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for prepaid services and accrued services	$78,750	$195,000
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$93,608	$20,472
Initial valuation of warrant liability	$-	$3,088,500

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-K, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for financial information, which includes the consolidated financial statements and presents the consolidated financial statements of the Company and its wholly-owned subsidiaries as of April 30, 2024. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

The effect of this revision on the line items within the Company’s consolidated statements of changes in stockholders’ equity as of April 30, 2022, was as follows:

	April 30, 2022
	As Previously Reported	Revision	As Revised
Accumulated Deficit	$(57,905,928)	$(430,486)	$(58,336,414)
Total Stockholders’ Equity	$23,657,801	$(430,486)	$23,227,315

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

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which, require the use of the reporting entity’s own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s warrant liability for warrants issued in connection with equity financing in March 2022 and April 2023 (see Note 9) was estimated using a Monte Carlo simulation model using Level 3 inputs.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at April 30, 2024 and 2023. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At April 30, 2024 and 2023, the Company had bank balances of approximately $5.2 million and $7.3 million, respectively, exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $948,833 and $610,140 at April 30, 2024 and 2023, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the years ended April 30, 2024 and 2023.

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

When a property reaches the production stage, the related capitalized costs will be amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. The Company assesses the carrying costs of the capitalized mineral properties for impairment under ASC 360-10, “Impairment of Long-Lived Assets”, and evaluates their carrying value under ASC 930-360, “Extractive Activities—Mining”, annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral properties over its estimated fair value.

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

APRIL 30, 2024

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

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

APRIL 30, 2024

On May 1, 2023, the Company adopted FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2023, FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09 on its disclosures.

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 30, 2024, the Company had cash of approximately $5.6 million, working capital of approximately $6.1 million which consists primarily of cash and prepaid expenses and other current assets and an accumulated deficit of approximately $72.8 million. The Company had a net loss and cash used in operating activities of approximately $6.9 million and $7.1 million, respectively, for the year ended April 30, 2024. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financing. As noted in Note 10, in April 2024, the Company completed a registered offering which raised total gross proceeds of approximately $4.9 million before deducting fees and other estimated offering expenses. As of the date of filing the annual report for the year ended April 30, 2024, the Company has sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

Maggie Creek Project

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

As of the dates presented, mineral properties consisted of the following:

	April 30, 2024	April 30, 2023
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	April 30, 2024	April 30, 2023
Site costs	$203,320	$203,320
Land	352,718	352,718
Computer equipment	3,766	7,265
Vehicle	39,493	39,493
Total	599,297	602,796
Less: accumulated depreciation	(141,190)	(111,871)
Total	$458,107	$490,925

For the years ended April 30, 2024 and 2023, depreciation expense amounted to $32,818 and $36,505, respectively.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals allowing the Company to undergo exploration activities at the CK Gold and Keystone , the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the years presented:

	April 30, 2024	April 30, 2023

Balance, beginning of year	$285,764	$260,196
Addition and changes in estimates	(6,075)	-
Accretion expense	27,968	25,568
Balance, end of year	$307,657	$285,764

For the years ended April 30, 2024 and 2023, accretion expense amounted to $27,968 and $25,568, respectively.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On May 1, 2021, the Company entered into a lease agreement for a facility in Cheyenne, Wyoming. The initial term of the lease was for a two-year period from May 2021 to May 2023 starting with a monthly base rent of $1,667. On January 30, 2023, the Company entered into a first lease amendment effective as of May 1, 2023, to extend this lease for a period of one year expiring April 30, 2024. On January 11, 2024, the Company entered into a second lease amendment effective as of May 1, 2024, to extend this lease for another period of one year expiring April 30, 2025, with an option to renew the lease for an additional one-year term. Under the second lease amendment, the monthly base rent increased from $1,768 to $1,821 starting on May 1, 2024. The Company accounted for the lease extensions as lease modifications under ASC 842. On January 30, 2023, the effective date of the first lease amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $20,472 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%. On January 11, 2024, the effective date of the second lease amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $20,936 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%.

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

During the years ended April 30, 2024 and 2023, lease expense of approximately $59,000 and $56,000, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	April 30, 2024	April 30, 2023
Operating leases	$70,331	$32,080

Operating Lease liabilities are summarized below:

	April 30, 2024	April 30, 2023
Operating lease, current portion	$57,486	$32,080
Operating lease, long term portion	12,845	-
Total lease liability	$70,331	$32,080

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

The weighted average remaining lease term for the operating leases is 1.17 years and the weighted average incremental borrowing rate is 8.0% at April 30, 2024.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Years ended April 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$59,148	$56,000

Lease assets obtained upon lease modification	$93,608	$20,472

The remaining minimum lease payments under non-cancelable operating leases at April 30, 2024 are as follows:

Year ended April 30, 2025	61,034
Year ended April 30, 2026	13,060
Less: imputed interest	(3,763)
Total present value of lease liability	$70,331

NOTE 8 — RELATED PARTY TRANSACTIONS

On January 7, 2021, the Company entered into a one-year consulting agreement (the “January 2021 Agreement”) with a director. On January 7, 2022, the Company and the director mutually agreed to extend the term of the agreement for an additional 12 months under the same terms as the January 2021 agreement (the “January 2022 Extension”). In consideration for the services provided pursuant to the January 2022 Extension, the director was paid an annual fee of $86,000 consisting of shares of the Company’s common stock with a value of $50,000, paid within five days of the effective date of the January 2022 Extension, and cash payments of $36,000, paid in increments of $3,000 per month. In January 2022, and in connection with the January 2022 Extension, the Company issued 5,814 shares of common stock to the director. Effective December 31, 2022, the director resigned from the Board. Accordingly, the Company also issued 7,927 shares of common stock in connection with vested RSUs on the date of resignation (see Note 10). During the years ended April 30, 2024 and 2023, the Company paid consulting fees in cash of $0 and $24,000, respectively.

On March 10, 2021, the Company entered into a one-year consulting agreement (the “March 2021 Agreement”) with an individual who subsequently was appointed as a director of the Company on May 18, 2022, to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships to add shareholder value. On March 10, 2022, the Company and the director mutually agreed to extend the March 2021 Agreement for an additional 12 months (the “March 2022 Extension”). On March 10, 2023, the Company and the director further extended the March 2021 Agreement for another 12 months (the “March 2023 Extension”). The terms of the March 2022 Extension and the March 2023 Extension remain the same as stipulated in the March 2021 Agreement. In consideration for the services provided pursuant to the March 2022 Extension and the March 2023 Extension, the director was paid an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000 paid within five days of the effective date of the applicable extension, and cash payments of $120,000, paid in increments of $10,000 per month. In April 2022 and March 2023, the Company issued 14,286 shares and 33,419 shares of common stock pursuant to March 2022 Extension and the March 2023 Extension, respectively, to the director. The Company paid consulting fees to such director of $100,000 and $120,000 in cash during the year ended April 30, 2024 and 2023, respectively. Additionally, as of April 30, 2024, the Company recorded accounts payable and accrued expenses totaling $58,977 due to such director and was included in accounts payable and accrued liabilities.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

NOTE 9 — WARRANT LIABILITY

As of April 30, 2024 and 2023, the Company’s warrant liabilities were valued at $3,916,900 and $4,230,850, respectively. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the completion of a “fundamental transaction.” A fundamental transaction, as defined in the warrants, includes (a) any merger or consolidation by and between the Company and another Person, (b) the sale or other disposition by the Company of all or substantially all of its assets, (c) the completion of any tender offer or exchange offer pursuant to which the holders of greater than 50% of the Company’s outstanding common stock has agreed to tender or exchange their securities, and (d) the consummation of a stock purchase agreement or other business combination whereby another Person acquires more than 50% of the outstanding shares of common stock of the Company. In the event of a fundamental transaction, the holder of the warrant has the right to require that the Company purchase the warrant from the holder by paying the holder an amount of cash equal to a valuation based on the Black-Scholes Option Pricing Model reflecting an expected volatility equal to the greater of 100% or the 100-day volatility as of the trading day immediately following the public announcement of the applicable fundamental transaction. This volatility input precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required.

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

The key inputs for the warrant liability were as follows as of April 30, 2024:

Key Valuation Inputs
Expected term (years)	4.45
Annualized volatility	78.9%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	4.75%
Stock price	$4.18
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 4.45 years

The key inputs for the warrant liability were as follows as of April 30, 2023:

Key Valuation Inputs
Expected term (years)	5.45
Annualized volatility	81.4%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.51%
Stock price	$4.31
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	90%
Date of fundamental transaction	1.00 years to 5.45 years

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the years ended April 30, 2024 and 2023:

Warrant Liability
Fair value as of April 30, 2022	$2,440,000
Initial fair value of warrant liability upon issuance	3,088,500
Change in fair value due to modification of warrants	262,500
Change in fair value of warrant liability	(1,560,150)
Fair value as of April 30, 2023	4,230,850
Change in fair value of warrant liability	(313,950)
Fair value as of April 30, 2024	$3,916,900

NOTE 10 — STOCKHOLDERS’ EQUITY

As of April 30, 2024, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of April 30, 2024 and 2023.

Common Stock issued for cash

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

Additionally, on April 10, 2023, the Company agreed to amend, effective as of the closing of a registered offering (see above), the 625,000 warrants which were initially granted on March 15, 2022 with an original exercise price of $8.60 per share and a termination date of September 18, 2027, were reduced to an exercise price of $6.16 per share and amended the termination date to April 10, 2028. Accordingly, the Company recorded a change in fair value due to modification of warrants of $262,500 during the year ended April 30, 2023.

On April 19, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct offering of 1,400,000 shares of the Company’s common stock at a price of $3.50 per share and warrants to purchase 1,400,000 shares of the Company’s common stock at an exercise price of $4.48 per share (the “Registered Offering”). The warrants are exercisable on October 19, 2024 and will expire on October 19, 2029. The aggregate gross proceeds of the Registered Offering was $4,900,000 before deduction of legal related offering expenses of $72,309. The closing of the Registered Offering occurred on April 19, 2024.

Common Stock Issued, Restricted Stock Awards, and RSU’s Granted for Services

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

On March 10, 2023, the Company issued 33,419 shares of common stock to a director of the Company pursuant to the March 2023 Agreement (see Note 8). The 33,419 shares had a fair value of $130,000 or $3.89 per share of common stock based on the quoted trading price on the date of grant. The Company recognized stock-based consulting of $113,750 and $5,417 during the year ended April 30, 2024 and 2023, respectively.

On March 10, 2023, the Company issued 15,424 shares of common stock to Edward Karr, former Executive Chairman of the Company, pursuant to the March 2023 Agreement (see Note 8). The 15,424 shares of common stock had a fair value of $60,000, or $3.89 per share, based on the quoted trading price on the date of grant. The Company recognized stock-based consulting of $52,500 and $7,500 during the year ended April 30, 2024 and 2023, respectively.

On April 4, 2023, the Company issued an aggregate of 5,404 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from November 2022 to March 2023. The 5,404 shares of common stock had a fair value of $25,000, or $4.63 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

On October 24, 2023, the Company issued an aggregate of 7,569 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from April 2023 to September 2023. The 7,569 shares of common stock had a fair value of $30,000, or $3.96 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed over each monthly service period from April 2023 to September 2023. In connection with this issuance, the Company reduced accrued liabilities by $5,000 and recognized stock-based consulting of $25,000 during the year ended April 30, 2024.

On October 24, 2023, the Company issued an aggregate of 5,578 shares of common stock to a consultant in connection with a consulting agreement for services rendered from April 2023 to September 2023. The 5,578 shares of common stock had a fair value of $22,500, or $4.03 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed over each monthly service period from April 2023 to September 2023. The Company reduced accrued liabilities by $1,750 and recognized stock-based consulting of $20,750 during the year ended April 30, 2024.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

On October 24, 2023, the Company issued 25,000 shares of common stock to a consultant in connection with an investor relations agreement for services to be rendered from April 2023 to April 2024. The 25,000 shares of common stock had a fair value of $144,000, or $5.76 per share, based on the quoted trading price on the date of grant. The Company reduced accrued liabilities by $8,400, recognized stock-based consulting of $135,600 during the year ended April 30, 2024.

Total stock compensation expense for awards issued for services of $446,198 and $738,125 was expensed for the years ended April 30, 2024 and 2023, respectively. There are 23,829 unvested restricted stock units with unvested compensation expense of $215,375 at April 30, 2024 remaining to be expensed over future vesting periods of a weighted average period of 0.22 year. There were 409,646 vested restricted stock units awarded but unissued into common stock as of April 30, 2024. A total of 433,475 restricted stock units are outstanding, vested and unvested, as of April 30, 2024.

A summary of the of changes in restricted stock units outstanding during the years ended April 30, 2024 and 2023, is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2022	441,402	$9.57
Vested and converted into common stock	(7,927)	9.34
Balance at April 30, 2023	433,475	9.57
Vested and converted into common stock	-	-
Balance at April 30, 2024	433,475	$10.31

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

Stock options

The following is a summary of the Company’s stock option activity during the years ended April 30, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2022	148,060	$11.65	2.23
Granted	140,000	5.02	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	(95,310)	14.27	—
Balance at April 30, 2023	192,750	5.54	4.44
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at April 30, 2024	192,750	5.54	3.44

Options exercisable at end of year	186,200	$5.49
Options expected to vest	6,550	$6.93
Weighted average fair value of options granted during the year		$—

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

At April 30, 2024 and 2023, the aggregate intrinsic value of options outstanding and exercisable were de minimis for each period.

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

On January 12, 2023, the Company granted an aggregate of 22,000 options to purchase the Company’s common stock to certain consultants of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $5.02 (see table below for the assumptions used). The options fully vested and was expensed immediately. One of the consultants is Mr. Karr, the Company’s former Executive Chairman.

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

Stock-based compensation for stock options recorded in the consolidated statements of operations totaled $29,608 and $493,008 for the years ended April 30, 2024 and 2023, respectively. A balance of $19,736 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.73 years.

Stock-based expense for stock options were recorded in the following as reflected in the consolidated statements of operations:

	For the Year Ended April 30, 2024	For the Year Ended April 30, 2023
Compensation and related taxes – general and administrative	$29,608	$188,488
Professional and consulting fees	-	304,520
Total	$29,608	$493,008

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the years ended April 30, 2024 and 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2022	1,909,262	$9.29	4.38
Granted	870,000	6.16	5.51
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2023	2,779,262	7.76	4.27
Granted	1,400,000	4.48	5.47
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2024	4,179,262	6.66	4.01
Class A Warrants:
Balance at April 30, 2022	109,687	11.40	2.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2023	109,687	11.40	1.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2024	109,687	11.40	0.64
Total Warrants Outstanding at April 30, 2024	4,288,949	$6.79	3.92
Warrants exercisable at end of year	2,888,949	$7.90
Weighted average fair value of warrants granted during the year		$4.48

As of April 30, 2024 and 2023, the aggregate intrinsic value of warrants outstanding and exercisable were de minimis for each period.

Concurrent with the sale of common stock on April 10, 2023, the Company issued warrants to purchase 870,000 shares of the Company’s common stock at an exercise price of $6.16 per share. The warrants are exercisable six months following the date of issuance and will expire 5 years following the initial exercise date. These warrants allow for the potential settlement in cash if certain extraordinary events are affected by the Company, including a 50% or greater change of control in the Company’s common stock. Such payment in cash shall be equal to the black-scholes value as defined in the warrant agreement. These 870,000 warrants were recorded as warrant liability as of April 30, 2024 and 2023 (see Note 9).

Additionally, on April 10, 2023, the Company agreed to amend, effective as of the closing of a registered offering, 625,000 warrants which was initially granted on March 15, 2022 with an original exercise price of $8.60 per share and a termination date of September 18, 2027, were reduced to an exercise price of $6.16 per share and amended the termination date to April 10, 2028. These 625,000 warrants were recorded as warrant liability as of April 30, 2024 and 2023 (see Note 9).

Concurrent with the sales of common stock on April 19, 2024, the Company issued warrants to purchase 1,400,000 shares of the Company’s common stock at an exercise price of $4.48 per share. The warrants are exercisable on October 19, 2024 and will expire on October 19, 2029.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

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

	April 30, 2024	April 30, 2023
Common stock equivalents:
Restricted stock units	433,475	433,475
Stock options	192,750	192,750
Stock warrants	4,288,949	2,888,949
Total	4,915,174	3,515,174

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

Lease 0-40828 was renewed in February 2023 for a third ten-year term and Lease 0-40858 was renewed for a third ten-year term in February 2024. Lease 0-40828 requires an annual payment of $3.00 per acre starting with the year beginning February 2023 and Lease 0-40858 requires an annual payment of $3.00 per acre starting with the year beginning February 2024. The Company paid the total required minimum lease payment of $3,360 in February 2024.

In connection with the Wyoming Mining Leases, production royalties of 2.1% of net receipts are required to be paid to the State of Wyoming, although once the project is in operation, the Board of Land Commissioners has the authority to reduce the royalty payable to the State of Wyoming.

The future minimum lease payments at April 30, 2024 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2025	$3,360
Fiscal 2026	3,360
Fiscal 2027	3,360
Fiscal 2028	3,360
Fiscal 2029	3,360
Fiscal 2030 and thereafter	11,520
$28,320

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

The annual advance minimum royalty payments as of April 30, 2024 under the option agreement are as follows, each payment to be made on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

Fiscal 2025	$25,000
Fiscal 2026	25,000
Fiscal 2027	25,000
Fiscal 2028	25,000
Fiscal 2029	25,000
Fiscal 2030 and thereafter	50,000
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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2024

NOTE 13 — INCOME TAX

The deferred tax assets and deferred tax liabilities are summarized as follows:

Deferred tax assets:	April 30, 2024	April 30, 2023
Net operating loss carryover	$12,317,000	$11,599,000
Stock-based compensation	948,000	866,000
Exploration cost	386,000	-
Accrued remediation costs	22,000	35,000
Other	15,000	7,000
Subtotal	13,688,000	12,507,000
Less: valuation allowance	(11,949,000)	(10,774,000)
Total deferred tax assets	$1,739,000	$1,733,000

Deferred tax liabilities:	April 30, 2024	April 30, 2023
Acquired mineral rights in excess of tax basis in a tax-free merger	$(2,152,000)	$(2,152,000)
Other	(17,000)	(11,000)
Total deferred tax liabilities	$(2,169,000)	$(2,163,000)
Net deferred tax assets (liabilities)	$(430,000)	$(430,000)

The Company has a net operating loss carryforward for federal tax purposes totaling approximately $58.6 million at April 30, 2024. Approximately $11.3 million expires between the years 2029 and 2038, with approximately $47.3 million net operating losses incurred after December 31, 2017 that do not expire and can be utilized to offset up to 80% of future taxable income. As of April 30, 2023, the Company had identified certain adjustments that were required to past tax return filings, including those related to capitalized exploration expenses and share-based compensation. These adjustments were made to the Company’s net operating loss carryforward in the federal tax return for the year ended April 30, 2023. These adjustments are reflected in the carryforward amounts disclosed above. The Company does not have any state net operating loss carryforwards. The Company primarily operates in the states of Wyoming and Nevada which do not impose a corporate income tax. Any minor apportionment that may occur to any other taxable state will be immaterial to current and future operations of the Company. Therefore, the effective state tax rate used in the calculation of the Company’s deferred tax is 0%.

On August 10, 2020, the Company acquired mineral rights totaling $10,249,632 (see Note 4 – Mineral Rights) in a tax-free reorganization pursuant to IRC Section 368. The Company recorded the assets at fair value for financial reporting purposes and retained the seller’s tax basis which was zero resulting in a deferred tax liability on the business combination date. As required by ASC 740, the Company has recognized the deferred tax impact of acquiring the mineral rights asset in this transaction, with the amount paid exceeding the tax basis of the asset on the acquisition date. A portion of the deferred tax liability is offset by deferred tax assets recognized by the Company. The remaining portion of the deferred tax liability is not offset by deferred tax assets due to the indefinite life of the mineral rights. As of April 30, 2024, the Company’s remaining net deferred tax assets have been offset with a full valuation allowance as management is unable to conclude that it is not more-likely-than-not that the deferred tax assets will expire unrealized.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows:

	Years Ended April 30,
	2024		2023
Federal income tax provision (benefit) based on statutory rate	$(1,448,000)	21.0%	$(1,599,000)	21.0%
State income tax provision (benefit), net of federal taxes	—	—%	—	—%
Change in fair value of warrant liabilities	(66,000)	1.0%	(273,000)	3.6%
Change in prior year estimate	(14,000)	0.2%	(255,000)	3.4%
Prior year deferred tax adjustment	—	—%	1,804,000	(23.7)%
Federal net operating loss expiration	335,000	(4.9)%	—	—%
Other nondeductible expenses	18,000	(0.3)%	42,000	(0.6)%
Increase (decrease) in valuation allowance	1,175,000	(17.0)%	281,000	(3.7)%
Total tax provision (benefit) on income (loss)	$—	—%	$—	—%

The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expenses and interest will be charged to interest expense.

The Company operates exclusively in the United States and in various state jurisdictions, primarily the states of Wyoming and Nevada. For both federal and state income tax purposes, the Company’s fiscal 2021 through 2024 tax years remain open for examination by the tax authorities under the general three-year statute of limitations. However, due to the Company’s federal net operating loss carryforward, the Internal Revenue Service has the ability to adjust this carryforward even if the losses were incurred in years that would otherwise be closed under the statute of limitations.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”). Our internal control system was designed to, in general, provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of April 30, 2024. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of April 30, 2024.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. OTHER INFORMATION

Adoption or Termination of Insider Trading Arrangements and Policies

The Company has adopted an insider trading policy, which is effective as of June 14, 2021.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2024 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

We have adopted a code of ethics that applies to all of our employees, including the principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions. The full text of our code of ethics can be found on the Corporate Governance page on our website. In the event our Board approves an amendment to or waiver from any provision of our code of ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2024 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2024 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2024 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

EXHIBIT INDEX

2.1	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.2	Certificate of Amendment to Articles of Incorporation dated July 6, 2016. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.4	Certificate of Designations, Preferences and Rights of 0% Series B Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.5	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series D Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.6	Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001- 08266 on May 26, 2017.

3.7	Amended and Restated Bylaws. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 23, 2016.

3.8	Certificate of Designations, Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series F Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

3.9	Certificate of Amendment of Articles of Incorporation of U.S. Gold Corp. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 19, 2020.

3.10	Certificate of Designation of 0% Series G Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 30, 2020.

3.11	Certificate of Amendment to Articles of Incorporation dated May 2, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on May 5, 2017.

3.12	Certificate of Designations of Series H Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

3.13	Certificate of Designations of Series I Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to the Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

4.2	Form of Class A Warrant Certificate. Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.3	Description of Securities. Incorporated by reference from Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

4.4	Form of Common Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 28, 2021.

4.5	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

4.8	Amendment No. 1 to Warrants. Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

4.9	Form of Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 19, 2024.

10.1#	2014 Equity Incentive Plan. Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10.2#	2017 Equity Incentive Plan. Incorporated by reference from Appendix A to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on July 31, 2017, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 12, 2017.

10.3#	Consulting Agreement dated January 7, 2021 by and between Ryan K. Zinke and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

10.4#	Employment Agreement dated December 4, 2020 by and between George Bee and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.5#	Employment Agreement dated December 4, 2020 by and between Eric Alexander and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.6#	Employment Agreement dated July 19, 2021 by and between Kevin Francis and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on July 19, 2021.

10.7#	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on September 24, 2019.

10.8#	First Amendment to the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporate by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on November, 10, 2020.

10.9	Form of Leak-Out Agreement. Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.

10.10#	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.11#	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.12#	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.13	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

10.14	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

10.15#	Consulting Agreement dated March 10, 2021 by and between Luke Norman and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 24, 2022.

10.16	Assignment and Assumption Agreement dated November 9, 2022. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 15, 2022.

10.17	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

10.17	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 19, 2024.

19.1	Insider Trading Policy.

21.1	List of Subsidiaries.

23.1	Consent of Marcum LLP.

23.2	Consent of Gustavson Associates LLC (a member of WSP Global Inc.).

23.3	Consent of John A. Wells.

23.4	Consent of Mark C. Shutty.

31.1	Rule 13a-14(a) Certification of George Bee.

31.2	Rule 13a-14(a) Certification of Eric Alexander.

32.1 *	Section 1350 Certification of George Bee (Furnished not Filed).

32.2 *	Section 1350 Certification of Eric Alexander (Furnished not Filed).

96.1	Technical Report Summary. Incorporated by reference from Exhibit 96.1 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 15, 2022.

97.1#	U.S. Gold Corp Executive Compensation Clawback Policy

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

* Furnished herewith

# Indicates management or compensating plan or arrangement

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORP.

Date: July 29, 2024	By:	/s/ George M. Bee
George M. Bee
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2024	By:	/s/ Eric Alexander
Eric Alexander
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 2024	By:	/s/ Luke Norman
Luke Norman, Director and Chairman

Date: July 29, 2024	By:	/s/ George M. Bee
George M. Bee, Director

Date: July 29, 2024	By:	/s/ Johanna Fipke
Johanna Fipke, Director

Date: July 29, 2024	By:	/s/ Robert W. Schafer
Robert W. Schafer, Director

Date: July 29, 2024	By:	/s/ Michael Waldkirch
Michael Waldkirch, Director

