Form 10-K/A
period 2024-04-30
U.S. GOLD CORP.
filed 2024-08-28
CIK 27093

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

Number of shares of Common Stock outstanding as of August 28, 2024: 10,732,277.

Auditor Firm ID	Auditor Name	Auditor Location
688	Marcum LLP	New York

U.S. GOLD CORP

EXPLANATORY NOTE

U.S. Gold Corp. (the “Company”) will not be filing its definitive proxy materials for its 2024 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after the end of its fiscal year ended April 30, 2024.

Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (this “2024 Form 10-K/A”) is being filed to include the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Exchange Act.

This 2024 Form 10-K/A amends and restates only Part III, Items 10, 11, 12, 13, and 14, and amends Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024, which was originally filed with the SEC on July 29, 2024 (the “2024 Form 10-K”). No other Items of the 2024 Form 10-K filing have been amended or revised in this 2024 Form 10-K/A, and all such other Items shall be as set forth in the 2024 Form 10-K filing.

In addition, no other information has been updated for any subsequent events occurring after July 29, 2024, the date of filing of the 2024 Form 10-K. As used in this 2024 Form 10-K/A, references to “U.S. Gold,” the “Company,” “we,” “our,” or “us” mean U.S. Gold Corp., our predecessors and consolidated subsidiaries, or any one or more of them, as the context requires.

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this 2024 Form 10-K/A may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

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

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including the negative and grammatical variations thereof) to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this 2024 Form 10-K/A, including:

●	Unfavorable results from our exploration activities;
●	Decreases in gold, copper or silver prices;
●	Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of volatility in metals prices or unfavorable exploration results;
●	Whether we will be able to begin to mine and sell minerals successfully or profitably at any of our current properties at current or future metals prices;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events affecting the market prices for gold, copper, silver, and other minerals that may be found on our exploration properties;
●	Volatility in the market price of our common stock; and
●	The factors set forth under “Risk Factors” in Item 1A of the 2024 Form 10-K.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements speak only as of the date of this 2024 Form 10-K/A. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this 2024 Form 10-K/A.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this 2024 Form 10-K/A are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information about each of the Company’s directors:

Name	Age	Position	Director Since
Luke Norman	53	Chairman	2022
George Bee	65	President, Chief Executive Officer and Director	2020
Robert W. Schafer	70	Director	2020
Tara Gilfillan(1)	53	Former Director	2020
Michael Waldkirch	54	Director	2021
Johanna Fipke	45	Director	2024

(1) Did not stand for re-election at the Company’s annual meeting held on April 26, 2024.

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

Michael Waldkirch has been serving as our director since January 2021. Mr. Waldkirch is a Chartered Professional Accountant in Canada since 1998 and was the Chief Financial Officer of Gold Standard Ventures Corp. (TSX and NYSE American: GSV) in Vancouver, British Columbia, Canada. He has also held the position of Senior Partner with the public accounting firm Michael Waldkirch and Company Inc., Chartered Professional Accountants, in Vancouver, B.C. since 1999. From 1997 to 2011, he held the position of principal with JBH Professional Services Inc., a business consulting firm located in Richmond, B.C. Mr. Waldkirch holds a Bachelor of Arts in Economics from the University of British Columbia. Mr. Waldkirch is qualified to serve on the Board because of his financial expertise coupled with his deep knowledge of the mining industry.

Johanna Fipke has been serving as our director since April 2024. Ms. Fipke is currently a partner at Fasken Martineau DuMoulin LLP, one of Canada’s leading national law firms, and has been with the firm since 2010. Ms. Fipke has over 20 years’ of experience advising on mergers, acquisitions and commercial transactions involving domestic and international mining companies and properties, project finance (including debt and alternative sources including as streams, royalties and prepayment offtakes) and project development. Ms. Fipke has been recognized for her mining expertise by Lexpert, Who’s Who Legal, the Best Lawyers in Canada, and the Legal 500. Ms. Fipke is a former director of Women in Mining British Columbia and Nova Royalty Corp. (TSXV:NOVR). She holds a Bachelor of Law, Bachelor of Commerce, and Bachelor of Arts, each with distinction, from the University of Alberta and is a member of the Law Societies of British Columbia, Northwest Territories and Nunavut. In 2018, Ms. Fipke was awarded by Women in Mining UK as one of the top 100 Global Inspirational Women in Mining.

Board Diversity

In accordance with Nasdaq’s board diversity listing standards, we are disclosing aggregated statistical information about our Board’s self-identified gender and demographic backgrounds as voluntarily confirmed to us by each of our directors.

Board Diversity Matrix (As of August 28, 2024)
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	4	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-
Did Not Disclose Demographic Background	-

Executive Officers

As of August 28, 2024, the following persons are our executive officers and hold the offices set forth opposite their names:

Name	Age	Position	Officer Since
George Bee	65	President, Chief Executive Officer and Director	2020
Eric Alexander	57	Chief Financial Officer	2020
Kevin Francis	64	Vice President – Exploration and Technical Services	2021

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and stockholders who own more than 10% of our stock to file forms with the SEC to report their ownership of our stock and any changes in ownership. We assist our directors and executive officers by identifying reportable transactions of which it is aware and preparing and filing their forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to us. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year except for one late Form 3 filing for Johanna Fipke, a member of our Board, which was filed late as a result of an administrative oversight.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other disposition of our securities by our directors, officers, employees and other covered persons. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq’s listing standards. A copy of this policy is filed as Exhibit 19.1 to this 2024 Form 10-K/A.

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

Audit Committee

Our Audit Committee currently consists of the following members: Michael Waldkirch, Robert W. Schafer and Johanna Fipke. Mr. Waldkirch serves as Chairman of the Audit Committee. Our Board has determined that Mr. Waldkirch qualifies as an “Audit Committee Financial Expert” as that term is defined in rules promulgated by the SEC. The Audit Committee, among other things, is responsible for:

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

Compensation Committee

Our Compensation Committee currently consists of the following members: Robert W. Schafer, Michael Waldkirch and Johanna Fipke. Mr. Schafer serves as Chairman of the Compensation Committee. The Compensation Committee is responsible for:

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

Nominating and Governance Committee

Our Nominating and Governance Committee currently consists of the following members: Robert W. Schafer, Michael Waldkirch and Johanna Fipke. Ms. Fipke serves as Chairman of the Nominating and Governance Committee. The Nominating and Governance Committee, among other things, is responsible for:

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

Technical Committee

Our Technical Committee currently consists of the following members: Luke Norman, Robert W. Schafer and Johanna Fipke. Mr. Schafer serves as the Chairman of the Technical Committee. The Technical Committee, among other things, is responsible for assisting management and the Board in fulfilling its responsibilities regarding the advancement of the Company’s projects, including economic analysis, preparations for mining and such other matters as may be requested.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The purpose of this Executive Compensation discussion is to provide information about the material elements of compensation that we pay or award to, or that is earned by: (i) the individual(s) who served as our principal executive officer (“PEO”) during the fiscal year ended April 30, 2024; (ii) our two most highly compensated executive officers, other than the individuals who served as our PEO, who were serving as executive officers as of the fiscal year ended April 30, 2024, as determined in accordance with the rules and regulations promulgated by the SEC, with compensation during such fiscal year of $100,000 or more; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individuals were not serving as executive officers as of the fiscal year ended April 30, 2024. We refer to these individuals as our “Named Executive Officers.” For the fiscal year ended April 30, 2024, other than our PEO, we had two executive officers, Mr. Alexander and Mr. Francis, who received compensation of $100,000 or more.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)		All other compensation ($)	Total ($)
George Bee	2024	$300,000	$—	$—	$—		$—	$300,000
Chief Executive Officer (PEO)	2023	300,000	—	—	49,650	(4)	—	349,650

Eric Alexander	2024	$240,000	$—	$—	$—		$—	$240,000
Chief Financial Officer (Principal Financial and Accounting Officer)	2023	240,000	—	—	49,650	(5)	—	289,650

Kevin Francis Vice President – Exploration and Technical Services	2024	$220,000	$—	$—	$—		$—	$220,000
	2023	220,000	—	—	49,650	(6)	—	269,650

(1)	The annual bonus for the executives is determined by the Compensation Committee and subject to annual review and renegotiation. The current bonus targets for each executive as a percentage of base salary are as follows:

●	President and Chief Executive Officer: 100%, bonus paid in a form to be determined by the Board.
●	Chief Financial Officer: 100%, bonus paid in a form to be determined by the Board.
●	Vice President – Exploration and Technical Services: 75%, bonus paid in a form to be determined by the Board.

(2)	No restricted stock units (“RSUs”) or other stock awards were granted to the Named Executive Officers in the fiscal years ended April 30, 2024 and 2023.
(3)	Represents the aggregate grant date fair value for stock option awards granted by us in the fiscal year ended April 30, 2023, computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements reported in the 2024 Form 10-K for details as to the assumptions used to determine the fair value of the stock option awards. No stock option awards were granted to the Named Executive Officers in the fiscal year ended April 30, 2024.
(4)	Represents stock options covering 15,000 shares of common stock granted as long-term incentive compensation on January 12, 2023. The stock options vested immediately on the date of grant.
(5)	Represents stock options covering 15,000 shares of common stock granted as long-term incentive compensation on January 12, 2023. The stock options vested immediately on the date of grant.
(6)	Represents stock options covering 15,000 shares of common stock granted as long-term incentive compensation on January 12, 2023. The stock options vested immediately on the date of grant.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding grants of stock options and unvested RSU awards for each of our named executive officers as of the last day of the fiscal year ended April 30, 2024.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
George Bee	11,946(1)	3,982	(1)	$6.93	01/24/2027	—	$—
	15,000	—		$5.02	01/12/2028
Eric Alexander	4,779(1)	1,593	(1)	$6.93	01/24/2027	—	$—
	15,000	—		$5.02	01/12/2028
Kevin Francis	2,925(1)	975	(1)	$6.93	01/24/2027	—	$—
	15,000	—		$5.02	01/12/2028

(1)	The stock option awards vested 25% on January 24, 2022, the initial date of grant, 25% on each of the first and second anniversaries of the initial date of grant, and shall vest 25% on the third anniversary of the initial date of grant, subject to certain restrictions and conditions set forth in the Company’s 2020 Stock Incentive Plan, as amended (the “2020 Stock Plan”).

Potential Payments upon Termination

Under the Bee Employment Agreement, in the event the following occurs:

●	Termination by us for cause, by Mr. Bee without good reason, or due to Mr. Bee’s disability or death: We shall pay Mr. Bee in a lump sum (i) any unpaid portion of his accrued base salary and unused paid time off; (ii) any amounts payable to him pursuant to the terms of any retirement or welfare benefit plan, and (iii) any expense reimbursements payable pursuant to our reimbursement policy (the “Bee Accrued Obligations”). Unvested equity grants shall be forfeited as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement;

●	Termination by us without cause or by Mr. Bee for good reason outside of change in control period: In addition to the Bee Accrued Obligations, Mr. Bee shall be entitled to receive a lump-sum severance payment in an amount equal to the sum of his then in effect annual base salary and a portion of his target bonus, calculated at 100% of target performance completion of goals and objectives, prorated for the portion of the calendar year that has passed as of his last day of employment, in each case, less all applicable withholdings and deductions. Any unvested equity grants, any annual long-term incentive awards, or any other equity awards made during the term of Mr. Bee’s employment shall fully and immediately vest (and in the case of options become exercisable), as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement; and

●	Termination by us without cause or by Mr. Bee for good reason within change in control period: Mr. Bee shall be entitled to receive the payments and benefits provided in the immediately preceding bullet point, except that the amount of the lump-sum severance payment to be paid to Mr. Bee shall instead be equal to the sum of two times his then in effect annual base salary and 100% of his target annual bonus for the year in which the termination occurs. Notwithstanding the foregoing, in the event Mr. Bee’s termination of employment by us without cause or Mr. Bee’s resignation for good reason occurs within the change in control period and at the time of such termination Mr. Bee’s base salary is equal to or less than $500,000, the lump-sum severance payment payable shall instead be equal to the sum of three times Mr. Bee’s then in effect annual base salary and 100% of Mr. Bee’s target annual bonus for the year in which the termination occurs.

Under the Alexander Employment Agreement, in the event the following occurs:

●	Termination by us for cause, by Mr. Alexander without good reason, or due to Mr. Alexander’s disability or death: We shall pay Mr. Alexander in a lump sum (i) any unpaid portion of his accrued base salary and unused paid time off; (ii) any amounts payable to him pursuant to the terms of any retirement or welfare benefit plan, and (iii) any expense reimbursements payable pursuant to our reimbursement policy (the “Alexander Accrued Obligations”). Unvested equity grants shall be forfeited as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement;

●	Termination by us without cause or by Mr. Alexander for good reason outside of change in control period: In addition to the Alexander Accrued Obligations, Mr. Alexander shall be entitled to receive a lump-sum severance payment in an amount equal to the sum of his then in effect annual base salary and a portion of his target bonus, calculated at 100% of target performance completion of goals and objectives, prorated for the portion of the calendar year that has passed as of his last day of employment, in each case, less all applicable withholdings and deductions. Any unvested equity grants, any annual long-term incentive awards, or any other equity awards made during the term of Mr. Alexander’s employment shall fully and immediately vest (and in the case of options become exercisable), as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement; and

●	Termination by us without cause or by Mr. Alexander for good reason within change in control period: Mr. Alexander shall be entitled to receive the payments and benefits provided in the immediately preceding bullet point, except that the amount of the lump-sum severance payment to be paid to Mr. Alexander shall instead be equal to the sum of two times his then in effect annual base salary and 100% of his target annual bonus for the year in which the termination occurs.

Under the Francis Employment Agreement, in the event the following occurs:

●	Termination by us for cause, by Mr. Francis without good reason, or due to Mr. Francis’s disability or death: We shall pay Mr. Francis in a lump sum (i) any unpaid portion of his accrued base salary and unused paid time off; (ii) any amounts payable to him pursuant to the terms of any retirement or welfare benefit plan, and (iii) any expense reimbursements payable pursuant to our reimbursement policy (the “Francis Accrued Obligations”). Unvested equity grants shall be forfeited as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement;

●	Termination by us without cause or by Mr. Francis for good reason outside of change in control period: In addition to the Francis Accrued Obligations, Mr. Francis shall be entitled to receive a lump-sum severance payment in an amount equal to the sum of his then in effect annual base salary and a portion of his target bonus, calculated at 100% of target performance completion of goals and objectives, prorated for the portion of the calendar year that has passed as of his last day of employment, in each case, less all applicable withholdings and deductions. Any unvested equity grants, any annual long-term incentive awards, or any other equity awards made during the term of Mr. Francis’s employment shall fully and immediately vest (and in the case of options become exercisable), as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement; and

●	Termination by us without cause or by Mr. Francis for good reason within change in control period: Mr. Francis shall be entitled to receive the payments and benefits provided in the immediately preceding bullet point, except that the amount of the lump-sum severance payment to be paid to Mr. Francis shall instead be equal to the sum of one and a half times his then in effect annual base salary and 100% of his target annual bonus for the year in which the termination occurs.

Director Compensation

The Compensation Committee periodically evaluates the compensation of directors and recommends compensation changes to the Board as appropriate. We currently pay members of our Board $6,000 per quarter in cash. Prior to April 30, 2023, we also compensated our Board through the issuance of RSUs. Additionally, our Audit Committee chair receives $2,500 per quarter and all other committee chairs receive $2,000 per quarter. Directors who are employees of the Company receive no additional cash compensation or equity compensation for serving on the Board.

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

The following table sets forth information concerning director compensation during the fiscal year ended April 30, 2024 paid or provided to each of our non-employee directors who served in such capacity at any time during the most recent fiscal year. Other than as set forth in the table, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Luke Norman(1)	$—	$—	$—	$120,000	$120,000
Robert W. Schafer(2)	$40,000	$—	$—	$—	$40,000
Tara Gilfillan(3)	$33,528	$—	$—	$—	$33,528
Michael Waldkirch(4)	$32,028	$—	$—	$—	$32,028
Johanna Fipke(5)	$444	$—	$—	$—	$444

(1)	On March 10, 2021, we entered into a consulting agreement with Mr. Norman pursuant to which Mr. Norman is to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships to add shareholder value (the “March 2021 Norman Agreement”). On March 10, 2022, we extended the March 2021 Norman Agreement for an additional 12 months (the “March 2022 Norman Extension”). On March 10, 2023, we further extended the March 2021 Norman Agreement for another 12 months (the “March 2023 Norman Extension”). In consideration for the services provided pursuant to the March 2023 Norman Extension, Mr. Norman was paid an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000, paid within five days of the effective date of the March 2023 Norman Extension, and cash payments of $120,000, paid in increments of $10,000 per month. We paid a total of 120,000 in cash for consulting fees to Mr. Norman during the fiscal year ended April 30, 2024. Additionally, as of April 30, 2024, Mr. Norman had outstanding options to purchase 30,310 shares of our common stock and outstanding RSU awards of 3,463 shares of our common stock.
(2)	As of April 30, 2024, Mr. Schafer had outstanding options to purchase 20,310 shares of our common stock and outstanding RSU awards of 7,927 shares of our common stock.
(3)	As of April 30, 2024, Ms. Gilfillan had outstanding options to purchase 20,310 shares of our common stock and outstanding RSU awards of 7,927 shares of our common stock. Ms. Gilfillan did not stand for re-election at the Company’s annual meeting held on April 26, 2024.
(4)	As of April 30, 2024, Mr. Waldkirch had outstanding options to purchase 20,310 shares of our common stock and outstanding RSU awards of 7,409 shares of our common stock.
(5)	Ms. Fipke was elected to the Board at the Company’s annual meeting held on April 26, 2024.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

On August 6, 2019, the Board approved and adopted, subject to stockholder approval, the 2020 Stock Plan. The Board directed that the 2020 Stock Plan, which originally reserved 3,307,104 shares for future issuance to officers, directors, employees and contractors as directed from time to time by the Compensation Committee, be submitted to the Company’s stockholders for their approval at the 2019 Annual Meeting of Stockholders of the Company (the “2019 Annual Meeting”), which was held on September 18, 2019. The 2020 Stock Plan was approved by a vote of stockholders at the 2019 Annual Meeting. On March 17, 2020, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock such that, after giving effect to the reverse stock split and other adjustments, there were 330,710 shares of the Company’s common stock reserved for issuance under the 2020 Stock Plan.

On August 31, 2020 the Board approved and adopted, subject to stockholder approval, an amendment to the 2020 Stock Plan (the “2020 Stock Plan Amendment”). The Board directed that the 2020 Stock Plan Amendment, which increased the number of shares of common stock for issuance pursuant to awards under the 2020 Stock Plan by an additional 836,385, to a total of 1,167,095 shares of the Company’s common stock, be submitted to the Company’s stockholders for their approval at the 2020 Annual Meeting of Stockholders of the Company (the “2020 Annual Meeting”), which was held on November 9, 2020. The 2020 Stock Plan Amendment was approved by a vote of stockholders at the 2020 Annual Meeting.

On December 16, 2022, the Board approved and adopted, subject to stockholder approval, another amendment to the 2020 Stock Plan (the “Second Amendment to the 2020 Stock Plan”). The Board directed that the Second Amendment to the 2020 Stock Plan, which increased the number of shares of common stock for issuance pursuant to awards under the 2020 Stock Plan by an additional 1,252,476 shares, to a total of 2,419,571 shares of the Company’s common stock, be submitted to the Company’s stockholders for their approval at the 2023 Annual Meeting of Stockholders of the Company (the “2023 Annual Meeting”), which was held on May 26, 2023. The Second Amendment to the 2020 Stock Plan was approved by a vote of stockholders at the 2023 Annual Meeting.

Equity Compensation Plan Information (as of April 30, 2024)

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

Share Ownership Table

The following table sets forth certain information, as of August 28, 2024, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s executive officers and directors as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned and addresses are c/o U.S. Gold Corp., 1910 East Idaho Street, Suite 102-Box 604, Elko, Nevada 89801. For each director, each executive officer named in the table and our directors and executive officers as a group, percentage of common stock ownership is based on 10,732,277 shares of common stock issued and outstanding as of August 28, 2024. For each owner of more than 5% of our common stock, the percentage of ownership is as of August 28, 2024, unless otherwise indicated.

	Amount of Beneficial Ownership of Common Stock(1,2)
Name of Beneficial Owner	Number	Percent
Luke Norman(3)	527,247	4.83%

George Bee(4)	428,732	3.90%

Robert W. Schafer(5)	129,757	1.21%

Johanna Fipke(6)	—	*

Michael Waldkirch(7)	34,450	*

Eric Alexander(8)	89,275	*

Kevin Francis(9)	38,181	*

Current Directors and Executive Officers as a group (7 persons)	1,247,642	10.99%

Phoenix Gold Fund Ltd(10)	865,319	7.87%

Thomas B. Akin(11)	761,201	6.99%

* Less than 1%.

(1)	The number of shares has been adjusted to reflect the reverse 1-for-10 reverse stock split effective March 17, 2020.
(2)	Beneficial ownership includes all stock options, warrants and restricted awards (including vested RSUs) held by a stockholder that are currently exercisable or exercisable within 60 days of August 28, 2024.
(3)	Includes: (i) 345,517 unrestricted shares of common stock; (ii) 3,463 shares of common stock underlying vested RSUs; (iii) options to purchase 30,310 shares of common stock, all of which are currently exercisable; and (iv) warrants to purchase 147,957 shares of common stock, all of which are currently exercisable. Mr. Norman has no voting rights with respect to the RSUs until the underlying shares are issued.

(4)	Includes: (i) 175,566 unrestricted shares of common stock; (ii) 225,450 shares of common stock underlying vested RSUs, which are issuable upon Mr. Bee’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 30,928 shares of common stock, of which 26,946 are currently exercisable; and (iv) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Excludes: options to purchase 3,982 shares of common stock. Mr. Bee has no voting rights with respect to the RSUs until the underlying shares are issued.
(5)	Includes: (i) 100,750 unrestricted shares of common stock; (ii) 7,927 shares of common stock underlying vested RSUs which are issuable upon Mr. Schafer’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 20,310 shares of common stock, all of which are currently exercisable; and (iv) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Mr. Schafer has no voting rights with respect to the RSUs until the underlying shares are issued.
(6)	Ms. Fipke was (i) elected to the Board at the Company’s annual meeting held on April 26, 2024 and (ii) does not currently have beneficial ownership of any shares of the Company’s common stock.
(7)	Includes: (i) 6,154 unrestricted shares of common stock; (ii) 7,409 shares of common stock underlying vested RSUs, which are issuable upon Mr. Waldkirch’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 20,310 shares of common stock, all of which are currently exercisable; and (iv) warrants to purchase 577 shares of common stock, all of which are currently exercisable. Mr. Waldkirch has no voting rights with respect to the RSUs until the underlying shares are issued.
(8)	Includes: (i) 1,540 unrestricted shares of common stock; (ii) 67,186 shares of common stock underlying vested RSUs, which are issuable upon Mr. Alexander’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 21,372 shares of common stock, of which 19,779 are currently exercisable; and (iv) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Excludes: options to purchase 1,593 shares of common stock. Mr. Alexander has no voting rights with respect to RSUs until the underlying shares are issued.
(9)	Includes: (i) 308 unrestricted shares of common stock; (ii) 19,794 shares of common stock underlying vested RSUs, which are issuable upon Mr. Francis’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 18,900 shares of common stock, of which 17,925 are currently exercisable; and (iv) warrants to purchase 154 shares of common stock, all of which are currently exercisable. Excludes: options to purchase 975 shares of common stock. Mr. Francis has no voting rights with respect to RSUs until the underlying shares are issued.
(10)	Includes: (i) 743,486 unrestricted shares of common stock, which the reporting person has sole power to vote and dispose or to direct the disposition of, as reported in the Schedule 13 G/A filed with the SEC on April 23, 2024 (the “Phoenix SC 13 G/A”); and (ii) warrants to purchase 121,833 shares of common stock, which the reporting person has sole power to vote and dispose or to direct the disposition of, all of which are currently exercisable or are exercisable within 60 days of August 28, 2024, as reported in the Phoenix SC 13 G/A. The business address of the beneficial owner as disclosed in the Phoenix SC 13 G/A is Suite 10.3, West Wing, Rohas tecnic, No. 9 Jalan P. Ramlee, 50250 Kuala Lumpur, Malaysia.
(11)	Includes: (i) 596,201 unrestricted shares of common stock, which the reporting person has sole power to vote and dispose or to direct the disposition of, as reported in the Schedule 13G filed with the SEC on May 7, 2024 (the “Akin SC 13G”); and (ii) warrants to purchase 165,000 shares of common stock, which the reporting person has sole power to vote and dispose or to direct the disposition of, all of which are currently exercisable or are exercisable within 60 days of August 28, 2024. The business address of the beneficial owner as disclosed in the Akin SC 13G is 30 Liberty Ship Way, Suite 3110, Sausalito, California 94965.

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

Described below are any transactions during the fiscal years ended April 30, 2024 and 2023 and any currently proposed transactions to which the Company was a party in which the amounts involved exceeded, or will exceed, the lower of either $120,000 or 1% of the average of our total assets as of fiscal years ended April 30, 2024 and 2023.

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

For the fiscal year ended April 30, 2024, we entered into the following transactions:

●	Under the March 2023 Norman Extension, we paid a total of $120,000 in cash for consulting fees to Mr. Norman during the fiscal year ended April 30, 2024.

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

Independence of Directors

Our Board is currently comprised of five members, three of whom are independent directors. The Board, upon recommendation of the Nominating and Governance Committee, unanimously determined that each of Messrs. Schafer and Waldkirch and Ms. Fipke are “independent,” as such term is defined in the Stock Market Rules.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the last two fiscal years by the Company’s independent accounting firm, Marcum LLP (“Marcum”):

	2024	2023
Audit Fees (1)	$191,855	$180,820
Audit-related fees (2)	-	-
Tax fees(3)	-	-
All Other Fees(4)	-	-
Total fees	$191,855	$180,820

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

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee assists the Board in overseeing and monitoring the integrity of our financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board, which is available on our website at www.usgoldcorp.gold/board-committees. The Audit Committee is responsible for selecting, retaining and determining the compensation of our independent public accountant, approving the services they will perform, and reviewing the performance of the independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. The Audit Committee reviews and reassesses the charter annually and recommends any changes to the Board for approval. The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for fiscal year ended April 30, 2024, the Audit Committee took the following actions:

●	Reviewed and discussed the audited financial statements for the fiscal year ended April 30, 2024 with management and Marcum, our independent public accountant;

●	Discussed with Marcum the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit; and

●	Received written disclosures and the letter from Marcum regarding its independence as required by applicable requirements of the PCAOB regarding Marcum communications with the Audit Committee and the Audit Committee further discussed with Marcum its independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

Our Audit Committee approved all services that our independent accountant provided to us in the past two fiscal years.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

EXHIBIT INDEX

2.1	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Articles of Incorporation filed with the Secretary of State of the State of Nevada. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.2	Certificate of Amendment to Articles of Incorporation dated July 6, 2016. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.4	Certificate of Designations, Preferences and Rights of 0% Series B Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.5	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series D Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.6	Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001- 08266 on May 26, 2017.

3.7	Amended and Restated Bylaws. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 23, 2016.

3.8	Certificate of Designations, Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series F Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

3.9	Certificate of Amendment of Articles of Incorporation of U.S. Gold Corp. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 19, 2020.

3.10	Certificate of Designation of 0% Series G Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 30, 2020.

3.11	Certificate of Amendment to Articles of Incorporation dated May 2, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on May 5, 2017.

3.12	Certificate of Designations of Series H Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

3.13	Certificate of Designations of Series I Convertible Preferred Stock. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

4.1	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibits to the Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

4.2	Form of Class A Warrant Certificate. Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.3	Description of Securities. Incorporated by reference from Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

4.4	Form of Common Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 28, 2021.

4.5	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

4.8	Amendment No. 1 to Warrants. Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

4.9	Form of Warrant. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 19, 2024.

10.1	2014 Equity Incentive Plan. Incorporated by reference from Exhibits to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on November 10, 2014, filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 21, 2014.

10.2	2017 Equity Incentive Plan. Incorporated by reference from Appendix A to a Definitive Proxy Statement for an Annual Meeting of Shareholders held on July 31, 2017, filed with the Securities and Exchange Commission, SEC file number 001- 08266, on July 12, 2017.

10.3	Consulting Agreement dated January 7, 2021 by and between Ryan K. Zinke and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

10.4	Employment Agreement dated December 4, 2020 by and between George Bee and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.5	Employment Agreement dated December 4, 2020 by and between Eric Alexander and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.6	Employment Agreement dated July 19, 2021 by and between Kevin Francis and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on July 19, 2021.

10.7	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on September 24, 2019.

10.8	First Amendment to the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporate by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on November, 10, 2020.

10.9	Form of Leak-Out Agreement. Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 13, 2020.

10.10	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.11	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.12	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.13	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

10.14	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

10.15	Consulting Agreement dated March 10, 2021 by and between Luke Norman and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 24, 2022.

10.16	Assignment and Assumption Agreement dated November 9, 2022. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 15, 2022.

10.17	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

10.18	Form of Securities Purchase Agreement. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 19, 2024.

19.1	Insider Trading Policy. Incorporated by reference from Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

21.1	List of Subsidiaries. Incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

23.1	Consent of Marcum LLP. Incorporated by reference from Exhibit 23.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

23.2	Consent of Gustavson Associates LLC (a member of WSP Global Inc.). Incorporated by reference from Exhibit 23.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

23.3	Consent of John A. Wells. Incorporated by reference from Exhibit 23.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

23.4	Consent of Mark C. Shutty. Incorporated by reference from Exhibit 23.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

31.1	Rule 13a-14(a) Certification of George Bee.

31.2	Rule 13a-14(a) Certification of Eric Alexander.

32.1

Section 1350 Certification of George Bee (Furnished not Filed). Incorporated by reference from Exhibit 32.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

32.2

Section 1350 Certification of Eric Alexander (Furnished not Filed). Incorporated by reference from Exhibit 32.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

96.1	Technical Report Summary. Incorporated by reference from Exhibit 96.1 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 15, 2022.

97.1	U.S. Gold Corp Executive Compensation Clawback Policy . Incorporated by reference from Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

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

U.S. GOLD CORP.

Date: August 28, 2024	By:	/s/ George M. Bee
George M. Bee
President and Chief Executive
Officer (Principal Executive Officer)

Date: August 28, 2024	By:	/s/ Eric Alexander
Eric Alexander
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 28, 2024	By:	/s/ Luke Norman
Luke Norman, Director and Chairman

Date: August 28, 2024	By:	/s/ George M. Bee
George M. Bee, Director

Date: August 28, 2024	By:	/s/ Johanna Fipke
Johanna Fipke, Director

Date: August 28, 2024	By:	/s/ Robert W. Schafer
Robert W. Schafer, Director

Date: August 28, 2024	By:	/s/ Michael Waldkirch
Michael Waldkirch, Director

