Form 10-Q
period 2024-07-31
U.S. GOLD CORP.
filed 2024-09-16
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ____________

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

Common Stock ($0.001 par value): As of September 16, 2024, there were 10,732,277 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to the ability of available cash reserves at July 31, 2024, to be sufficient for greater than the next twelve months; U.S. Gold Corp.’s (the “Company,” “we,” “us,” or “our”) ability to continue as a going concern; expected vesting of options to purchase shares of the Company’s common stock and expected legal and accounting expenses to maintain compliance with the Sarbanes-Oxley Act of 2002 and the effect of these expenses on the Company’s profitability and our results of operations.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth in, or incorporate by reference in this report, including:

●	deviations from the projections set forth in the prefeasibility study for the CK Gold Project due to unanticipated variations in grade, unexpected challenges with potential mining of the deposit, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs, or delays in our permitting plans;
●	mining exploration and development risks, including risks related to regulatory approvals, operational hazards and accidents, equipment breakdowns, contractor disputes, contractual disputes related to exploration properties and other unanticipated difficulties;
●	the strength of the world economies;
●	competition in the gold and precious minerals mining industries;
●	fluctuations in interest rates and inflation rates;
●	changes in governmental rules and regulations or actions taken by regulatory authorities;
●	future adverse legislation regarding the mining industry and climate change;
●	the impact of geopolitical events and other uncertainties, such as the conflicts in Ukraine and the Middle East;
●	our ability to maintain compliance with the Nasdaq Capital Market LLC’s (“Nasdaq”) listing standards;
●	volatility in the market price of our common stock;
●	our ability to fund our business with our current cash reserves based on our currently planned activities;
●	our ability to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	our expected cash needs and the availability and plans with respect to future financing;
●	our ability to maintain the adequacy of internal control over financial reporting;
●	adverse technological changes and cybersecurity threats;
●	our ability to retain key management and mining personnel necessary to operate and grow our business successfully; and
●	the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (“fiscal year 2024”).

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2024	2024

ASSETS
CURRENT ASSETS:
Cash	$3,380,667	$5,574,278
Prepaid expenses and other current assets	748,336	948,833

Total current assets	4,129,003	6,523,111

NON - CURRENT ASSETS:
Property, net	449,976	458,107
Reclamation bond deposit	1,134,329	1,159,329
Operating lease right-of-use asset, net	56,387	70,331
Mineral rights	14,370,255	14,370,255

Total non - current assets	16,010,947	16,058,022

Total assets	$20,139,950	$22,581,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$519,725	$395,304
Operating lease liabilities, current portion	53,143	57,486

Total current liabilities	572,868	452,790

LONG- TERM LIABILITIES
Warrant liability	5,666,050	3,916,900
Asset retirement obligation	315,375	307,657
Operating lease liabilities, less current portion	3,244	12,845
Deferred tax liability	430,486	430,486
Total long-term liabilities:	6,415,155	4,667,888

Total liabilities	6,988,023	5,120,678

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of July 31, 2024 and April 30, 2024	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 10,732,277 shares and 10,732,277 shares issued and outstanding as of July 31, 2024 and April 30, 2024	10,732	10,732
Additional paid-in capital	90,314,601	90,297,824
Accumulated deficit	(77,173,406)	(72,848,101)

Total stockholders’ equity	13,151,927	17,460,455

Total liabilities and stockholders’ equity	$20,139,950	$22,581,133

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2024	July 31, 2023

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	240,059	412,839
Exploration costs	712,085	841,541
Professional and consulting fees	652,489	1,345,962
General and administrative expenses	988,060	329,773

Total operating expenses	2,592,693	2,930,115

Loss from operations	(2,592,693)	(2,930,115)

Other income (loss):
Gain from settlement of asset retirement obligation	-	6,075
Interest income	16,538	14,407
Change in fair value of warrant liability	(1,749,150)	14,950

Total other income (loss)	(1,732,612)	35,432

Loss before provision for income taxes	(4,325,305)	(2,894,683)

Provision for income taxes	-	-

Net loss	$(4,325,305)	$(2,894,683)

Net loss per common share, basic and diluted	$(0.40)	$(0.31)

Weighted average common shares outstanding - basic and diluted	10,732,277	9,295,837

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2024 AND 2023

	Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2024	10,732,277	$10,732	$90,297,824	$(72,848,101)	$17,460,455

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	9,375	-	9,375

Net loss	-	-	-	(4,325,305)	(4,325,305)

Balance, July 31, 2024	10,732,277	$10,732	$90,314,601	$(77,173,406)	$13,151,927

	Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2023	9,295,837	$9,296	$84,799,263	$(65,950,618)	$18,857,941

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(2,894,683)	(2,894,683)

Balance, July 31, 2023	9,295,837	$9,296	84,991,196	$(68,845,301)	$16,155,191

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2024	July 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,325,305)	$(2,894,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,131	8,237
Accretion	7,718	6,744
Amortization of right-of-use asset	13,944	13,744
Stock based compensation	16,777	191,933
Amortization of prepaid stock based expenses	-	47,500
Gain from settlement of asset retirement obligation	-	(6,075)
Change in fair value of warrant liability	1,749,150	(14,950)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	200,497	58,834
Reclamation bond deposit	25,000	12,174
Accounts payable and accrued liabilities	124,421	781,544
Operating lease liability	(13,944)	(13,744)

NET CASH USED IN OPERATING ACTIVITIES	(2,193,611)	(1,808,742)

NET DECREASE IN CASH	(2,193,611)	(1,808,742)

CASH - beginning of year	5,574,278	7,822,930

CASH - end of period	$3,380,667	$6,014,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of July 31, 2024. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended April 30, 2024, which are contained in the Form 10-K filed on July 29, 2024. The unaudited condensed consolidated balance sheet as of July 31, 2024 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the three months ended July 31, 2024, are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2025 (“fiscal year 2025”).

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

JULY 31, 2024

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at July 31, 2024 and April 30, 2024. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At July 31, 2024 and April 30, 2024, the Company had bank balances of approximately $3.0 million and $5.2 million, respectively, exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $748,336 and $948,833 at July 31, 2024 and April 30, 2024, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the three months ended July 31, 2024 and 2023.

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

JULY 31, 2024

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

The Company assessed the classification of its outstanding common stock purchase warrants as of the date of issuance and determined that such instruments, except for the warrants discussed under Warrant Liability below, met the criteria for equity classification under the guidance in ASC 260, “Earnings Per Share”; ASC 480, “Distinguishing Liabilities from Equity”; ASC 815, “Derivatives and Hedging”. The Company has no outstanding warrants that contain a “down round” feature under ASC 815-10.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024

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

JULY 31, 2024

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of July 31, 2024, the Company had cash of approximately $3.4 million, working capital of approximately $3.6 million, which consists primarily of cash, and an accumulated deficit of approximately $77.2 million. The Company had a net loss and cash used in operating activities of approximately $4.3 million and $2.2 million, respectively, for the three months ended July 31, 2024. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the filing date of this Form 10-Q, the Company may have sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	July 31, 2024	April 30, 2024
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property and equipment consisted of the following:

	July 31, 2024	April 30, 2024
Site costs	$203,320	$203,320
Land	352,718	352,718
Computer equipment	3,766	3,766
Vehicle	39,493	39,493
Total	599,297	599,297
Less: accumulated depreciation	(149,321)	(141,190)
Total	$449,976	$458,107

For the three months ended July 31, 2024 and 2023, depreciation expense amounted to $8,131 and $8,237, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold and Keystone projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	July 31, 2024	April 30, 2024

Balance, beginning of period	$307,657	$285,764
Retired	-	(6,075)
Accretion expense	7,718	27,968
Balance, end of period	$315,375	$307,657

For the three months ended July 31, 2024 and 2023, accretion expense amounted to $7,718 and $6,744, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On May 1, 2021, the Company entered into a lease agreement for a facility in Cheyenne, Wyoming. The initial term of the lease was for a two-year period from May 2021 to May 2023 starting with a monthly base rent of $1,667. On January 30, 2023, the Company entered into a first lease amendment effective as of May 1, 2023, to extend this lease for a period of one year expiring April 30, 2024. On January 11, 2024, the Company entered into a second lease amendment effective as of May 1, 2024, to extend this lease for another period of one year expiring April 30, 2025, with an option to renew the lease for an additional one-year term. Under the second lease amendment, the monthly base rent increased from $1,768 to $1,821 on May 1, 2024. The Company accounted for the lease extensions as lease modifications under ASC 842. On January 30, 2023, the effective date of the first lease amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $20,472 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%. On January 11, 2024, the effective date of the second lease amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $20,936 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%.

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

During the three months ended July 31, 2024 and 2023, lease expense of $15,259 and $14,267, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	July 31, 2024	April 30, 2024
Operating leases	$56,387	$70,331

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024

Operating Lease liabilities are summarized below:

	July 31, 2024	April 30, 2024
Operating lease, current portion	$53,143	$57,486
Operating lease, long term portion	3,244	12,845
Total lease liability	$56,387	$70,331

The weighted average remaining lease term for the operating leases is 0.99 years and the weighted average incremental borrowing rate is 8.0% at July 31, 2024.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Period ended July 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$15,259	$14,157

The remaining minimum lease payments under non-cancelable operating leases at July 31, 2024 are as follows:

Year ended April 30, 2025- remainder	45,776
Year ended April 30, 2026	13,060
Total	$58,836
Less: imputed interest	(2,449)
Total present value of lease liability	$56,387

NOTE 8 — RELATED PARTY TRANSACTIONS

On March 10, 2021, the Company entered into a one-year consulting agreement (the “March 2021 Agreement”) with an individual who subsequently was appointed as a director of the Company on May 18, 2022, to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships to add shareholder value. On March 10, 2022, the Company and the director mutually agreed to extend the March 2021 Agreement for an additional 12 months (the “March 2022 Extension”). On March 10, 2023, the Company and the director further extended the March 2021 Agreement for another 12 months (the “March 2023 Extension”). The terms of the March 2022 Extension and the March 2023 Extension remain the same as stipulated in the March 2021 Agreement. In consideration for the services provided pursuant to the March 2022 Extension and the March 2023 Extension, the director was paid an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000 paid within five days of the effective date of the applicable extension, and cash payments of $120,000, paid in increments of $10,000 per month. In April 2022 and March 2023, the Company issued 14,286 shares and 33,419 shares of common stock pursuant to March 2022 Extension and the March 2023 Extension, respectively, to the director. The Company paid consulting fees to such director of $0 and $30,000 in cash during the three months ended July 31, 2024 and 2023, respectively. Additionally, as of July 31, 2024, the Company recorded accounts payable and accrued expenses totaling $111,837 due to such director and was included in accounts payable and accrued liabilities.

NOTE 9 — WARRANT LIABILITY

As of July 31, 2024 and April 30, 2024, the Company’s warrant liabilities were valued at $5,666,050 and $3,916,900, respectively. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the completion of a “fundamental transaction.” A fundamental transaction, as defined in the warrants, includes (a) any merger or consolidation by and between the Company and another Person, (b) the sale or other disposition by the Company of all or substantially all of its assets, (c) the completion of any tender offer or exchange offer pursuant to which the holders of greater than 50% of the Company’s outstanding common stock has agreed to tender or exchange their securities, and (d) the consummation of a stock purchase agreement or other business combination whereby another Person acquires more than 50% of the outstanding shares of common stock of the Company. In the event of a fundamental transaction, the holder of the warrant has the right to require that the Company purchase the warrant from the holder by paying the holder an amount of cash equal to a valuation based on the Black-Scholes Option Pricing Model reflecting an expected volatility equal to the greater of 100% or the 100-day volatility as of the trading day immediately following the public announcement of the applicable fundamental transaction. This volatility input precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024

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

Measurement

The Company accounted for the 625,000 warrants issued on March 18, 2022 and the 870,000 warrants issued on April 10, 2023, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and were recorded as a liability.

The key inputs for the warrant liability were as follows as of July 31, 2024:

Key Valuation Inputs
Expected term (years)	4.19
Annualized volatility	63.4%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	4.02%
Stock price	$5.84
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 4.19 years

The key inputs for the warrant liability were as follows as of April 30, 2024:

Key Valuation Inputs
Expected term (years)	4.45
Annualized volatility	78.9%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	4.75%
Stock price	$4.18
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 4.45 years

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended July 31, 2024:

Warrant Liability
Fair value as of April 30, 2024	$3,916,900
Change in fair value	1,749,150
Fair value as of July 31, 2024	$5,666,050

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024

NOTE 10 — STOCKHOLDERS’ EQUITY

As of July 31, 2024, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of July 31, 2024 and April 30, 2024.

Common Stock Issued, Restricted Stock Awards, and RSU’s Granted for Services

Total stock-based compensation expense for awards issued for services of $9,375 and $184,531 was expensed for the three months ended July 31, 2024 and 2023, respectively. There are 20,000 unvested restricted stock units with unvested compensation expense of $206,000 at July 31, 2024 remaining to be expensed and shall vest upon occurrence of certain conditions. There were 413,475 vested restricted stock units awarded but unissued into common stock as of July 31, 2024. A total of 433,475 restricted stock units are outstanding, vested and unvested, as of July 31, 2024.

A summary of the changes in restricted stock units outstanding during the three months ended July 31, 2024 follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2024	433,475	$10.31
Balance at July 31, 2024	433,475	$10.31

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024

Stock options

The following is a summary of the Company’s stock option activity during the three months ended July 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2024	192,750	$5.54	3.44
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at July 31, 2024	192,750	5.54	3.19

Options exercisable at end of period	186,200	$5.49
Options expected to vest	6,550	$6.93
Weighted average fair value of options granted during the period		$—

At July 31, 2024 and April 30, 2024, the aggregate intrinsic value of options outstanding and exercisable were $57,303 and $0, respectively.

Stock-based compensation for stock options recorded in the unaudited condensed consolidated statements of operations totaled $7,402 and $7,402 for the three months ended July 31, 2024 and 2023, respectively. A balance of $12,335 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.48 years.

Stock Warrants

A summary of the Company’s outstanding stock warrants to purchase shares of common stock as of July 31, 2024, and changes during the period ended as presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2024	4,179,262	$6.66	4.01
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at July 31, 2024	4,179,262	6.66	3.75
Class A Warrants:
Balance at April 30, 2024	109,687	11.40	0.64
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at July 31, 2024	109,687	11.40	0.39
Total Warrants Outstanding at July 31, 2024	4,288,949	$6.79	3.67
Warrants exercisable at end of period	2,888,949	$7.90
Weighted average fair value of warrants granted during the period		$—

As of July 31, 2024, the aggregate intrinsic value of warrants outstanding and exercisable was $1,904,000.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024

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

	July 31, 2024	July 31, 2023
Common stock equivalents:
Restricted stock units	433,475	433,475
Stock options	192,750	192,750
Stock warrants	4,288,949	2,888,949
Total	4,915,174	3,515,174

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

The future minimum lease payments at July 31, 2024, under these mining leases are as follows, with each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2025	$3,360
Fiscal 2026	3,360
Fiscal 2027	3,360
Fiscal 2028	3,360
Fiscal 2029	3,360
Fiscal 2030 and thereafter	11,520
Total	$28,320

The Company may renew each lease for a fourth ten-year term, which will require annual payments of $4.00 per acre.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2024

NPRC option:

Pursuant to the Merger, the Company acquired from NPRC a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated in February 2020 which was later amended in June 2020. The Company satisfied the minimum royalty payment of $25,000 for fiscal years 2023 and 2024. The Company paid the minimum royalty payment of $25,000 in June 2024 for fiscal year 2025.

The annual advance minimum royalty payments at July 31, 2024 for each fiscal year, under the option agreement are as follows, each payment to be made on the first anniversary of the effective date of the option agreement and continuing until the tenth anniversary:

Fiscal 2026	$25,000
Fiscal 2027	25,000
Fiscal 2028	25,000
Fiscal 2029	25,000
Fiscal 2030	25,000
Fiscal 2031	25,000
Total	$150,000

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with U.S. GAAP, which are duplicate to the disclosures in the audited consolidated financial statements have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K for the fiscal year ended April 30, 2024, filed with the SEC on July 29, 2024.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of July 31, 2024, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three months ended July 31, 2024 and 2023. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements” above. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024.

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

Summary of Activities for the Three Months Ended July 31, 2024

During the three months ended July 31, 2024, we focused primarily on advancing our CK Gold Project in Wyoming.

An overview of certain significant events follows:

●

In May 2024, we received notification from the Land Quality Division of the Wyoming Department of Environmental Quality (WDEQ) that we received approval on our surface gold mine permit (the “MOP”), subject to certain conditions.

●

In June 2024, we satisfied two of the three conditions associated with our MOP with 1) the approval of our Wyoming Pollutant Discharge Elimination System permit and 2) acceptance by the WDEQ of our reclamation bond.

●	During the quarter-ended July 31, 2024, we continued to advance towards approval of our Air Quality permit with the Air Quality Division of the WDEQ. Approval of this Air Quality permit is the final condition associated with our MOP and is expected to be received this year.

Results of Operations

For the three months ended July 31, 2024, compared to the three months ended July 31, 2023:

Net Revenues

We are a development-stage company with no operations, and we did not generate any revenues for the three months ended July 31, 2024 and 2023.

Operating Expenses

Total operating expenses for the three months ended July 31, 2024, as compared to the three months ended July 31, 2023, were approximately $2,593,000 and $2,930,000, respectively. The approximate $337,000 decrease in operating expenses for the three months ended July 31, 2024, as compared to the three months ended July 31, 2023, is comprised of (i) a decrease in compensation of approximately $173,000 primarily due to a decrease in stock based compensation, (ii) a decrease of approximately $129,000 in exploration expenses on our mineral properties due to the decrease in exploration activities and related consulting expenses at our CK Gold property, (iii) a decrease in professional and consulting fees of approximately $693,000 primarily due to decreases in general strategic and permitting consulting services of $270,000, decrease in legal fees of $34,000, decrease in investor relation fees of $337,000 and decreases in accounting fees of $52,000 and (iv) an increase in general and administrative expenses of approximately $658,000 due primarily to an increase in advertising expenses of approximately $609,000 and an increase in insurance.

Loss from Operations

We reported loss from operations of approximately $2,593,000 and $2,930,000 for the three months ended July 31, 2024 and 2023, respectively.

Other Income (Loss)

We reported other income (loss) of approximately $(1,733,000) and $35,000 for the three months ended July 31, 2024 and 2023, respectively. We reported change in fair value of warrant liability of approximately $(1,749,000) and $15,000 for the three months ended July 31, 2024 and 2023, respectively. We reported interest income of approximately $17,000 and $14,000 for the three months ended July 31, 2024 and 2023, respectively. We reported gain from settlement of asset retirement obligation of approximately $0 and $6,000, respectively, for the three months ended July 31, 2024 and 2023, respectively.

Net Loss

We reported a net loss of approximately $4,325,000 and $2,895,000 for the three months ended July 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2024, compared to April 30, 2024, and the changes between those periods:

	July 31, 2024	April 30, 2024	Increase (decrease)
Current Assets	$4,129,003	$6,523,111	$(2,394,108)
Current Liabilities	$572,868	$452,790	$120,078
Working Capital	$3,556,135	$6,070,321	$(2,514,186)

As of July 31, 2024, we had working capital of $3,556,135, as compared to working capital of $6,070,321 as of April 30, 2024, a decrease of $2,514,186.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three months ended July 31, 2024 and 2023, we incurred net losses in the amounts of approximately $4,325,000 and $2,895,000, respectively. For the three months ended July 31, 2024, cash used in operating activities was approximately $2,194,000. As of July 31, 2024, we had cash of approximately $3,381,000, working capital of approximately $3,556,000, and an accumulated deficit of approximately $77,173,000. Our primary source of operating funds since inception has been equity financings. As of July 31, 2024, we may have sufficient cash to fund our corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $2,194,000 and $1,809,000 for the three months ended July 31, 2024 and 2023, respectively. Net cash used in operating activities during the three months ended July 31, 2024, increased primarily due to the (i) increase in net loss of approximately $1,431,000 as compared to the three months ended July 31, 2023, (ii) increase in non-cash items of approximately $1,549,000 as compared to the three months ended July 31, 2023, primarily due to the change in fair value of warrant liability and decrease in stock based compensation and (iii) increase in changes in operating assets and liabilities of approximately $503,000 as compared to the three months ended July 31, 2023, primarily due to accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements

As of July 31, 2024, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended July 31, 2024. Critical accounting estimates made in accordance with our significant accounting policies are regularly discussed with the Audit Committee of the Company’s board of directors. Our critical accounting estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, and our significant accounting policies are discussed in Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the SEC on July 29, 2024.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the fiscal quarter ended July 31, 2024, that were not previously reported on a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act and subpart 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months ended July 31, 2024, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act or subpart 104 of Regulation S-K.

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

U.S. GOLD CORP.

Date: September 16, 2024	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: September 16, 2024	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

