Form 10-Q
period 2024-10-31
U.S. GOLD CORP.
filed 2024-12-16
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Common Stock ($0.001 par value): As of December 16, 2024, there were 12,323,116 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to the ability of available cash reserves at October 31, 2024, to be sufficient for greater than the next twelve months; U.S. Gold Corp.’s (the “Company,” “we,” “us,” or “our”) ability to continue as a going concern; expected vesting of options to purchase shares of the Company’s common stock and expected legal and accounting expenses to maintain compliance with the Sarbanes-Oxley Act of 2002 and the effect of these expenses on the Company’s profitability and our results of operations.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth in, or incorporate by reference in this report, including:

●	deviations from the projections set forth in the prefeasibility study for the CK Gold Project due to unanticipated variations in grade, unexpected challenges with potential mining of the deposit, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs, or delays in our permitting plans;
●	mining exploration and development risks, including risks related to regulatory approvals, operational hazards and accidents, equipment breakdowns, contractor disputes, contractual disputes related to exploration properties and other unanticipated difficulties;
●	the strength of the world economies;
●	competition in the gold and precious minerals mining industries;
●	fluctuations in interest rates and inflation rates;
●	changes in governmental rules and regulations or actions taken by regulatory authorities;
●	future adverse legislation regarding the mining industry and climate change;
●	the impact of geopolitical events and other uncertainties, such as the conflicts in Ukraine and the Middle East;
●	current and future political and economic factors in the United States and China and the relationship between the two countries;
●	our ability to maintain compliance with the Nasdaq Capital Market LLC’s (“Nasdaq”) listing standards;
●	volatility in the market price of our common stock;
●	our ability to fund our business with our current cash reserves based on our currently planned activities;
●	our ability to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	our expected cash needs and the availability and plans with respect to future financing;
●	our ability to maintain the adequacy of internal control over financial reporting;
●	adverse technological changes and cybersecurity threats;
●	our ability to retain key management and mining personnel necessary to operate and grow our business successfully; and
●	the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (“fiscal year 2024”).

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2024	2024

ASSETS
CURRENT ASSETS:
Cash	$1,629,871	$5,574,278
Prepaid expenses and other current assets	572,849	948,833

Total current assets	2,202,720	6,523,111

NON - CURRENT ASSETS:
Property, net	442,053	458,107
Reclamation bond deposit	1,134,329	1,159,329
Operating lease right-of-use asset, net	42,161	70,331
Mineral rights	14,370,255	14,370,255

Total non - current assets	15,988,798	16,058,022

Total assets	$18,191,518	$22,581,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$500,789	$395,304
Operating lease liabilities, current portion	42,161	57,486

Total current liabilities	542,950	452,790

LONG- TERM LIABILITIES
Warrant liability	5,651,100	3,916,900
Asset retirement obligation	322,980	307,657
Operating lease liabilities, less current portion	-	12,845
Deferred tax liability	430,486	430,486
Total long-term liabilities:	6,404,566	4,667,888

Total liabilities	6,947,516	5,120,678

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of October 31, 2024 and April 30, 2024	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 10,785,416 shares and 10,732,277 shares issued and outstanding as of October 31, 2024 and April 30, 2024	10,785	10,732
Additional paid-in capital	90,509,150	90,297,824
Accumulated deficit	(79,275,933)	(72,848,101)

Total stockholders’ equity	11,244,002	17,460,455

Total liabilities and stockholders’ equity	$18,191,518	$22,581,133

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	222,773	404,479	462,832	817,318
Exploration costs	499,965	305,238	1,212,050	1,146,779
Professional and consulting fees	661,954	695,216	1,314,443	2,041,178
General and administrative expenses	757,802	360,139	1,745,862	689,912

Total operating expenses	2,142,494	1,765,072	4,735,187	4,695,187

Loss from operations	(2,142,494)	(1,765,072)	(4,735,187)	(4,695,187)

Other income (loss):
Gain from settlement of asset retirement obligation	-	-	-	6,075
Interest income	25,017	11,642	41,555	26,049
Change in fair value of warrant liability	14,950	1,495,000	(1,734,200)	1,509,950

Total other income (loss)	39,967	1,506,642	(1,692,645)	1,542,074

Loss before provision for income taxes	(2,102,527)	(258,430)	(6,427,832)	(3,153,113)

Provision for income taxes	-	-	-	-

Net loss	$(2,102,527)	$(258,430)	$(6,427,832)	$(3,153,113)

Net loss per common share, basic and diluted	$(0.20)	$(0.03)	$(0.60)	$(0.34)

Weighted average common shares outstanding - basic and diluted	10,746,496	9,298,772	10,739,347	9,297,288

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2024	10,732,277	$10,732	$90,297,824	$(72,848,101)	$17,460,455

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	9,375	-	9,375

Net loss	-	-	-	(4,325,305)	(4,325,305)

Balance, July 31, 2024	10,732,277	10,732	90,314,601	(77,173,406)	13,151,927

Issuance of common stock for exercise of stock warrants	15,000	15	67,185	-	67,200

Issuance of common stock for services including accrued and prepaid services	30,212	30	119,970	-	120,000

Issuance of common stock for vested restricted stock unit	7,927	8	(8)	-	-

Accretion of stock based compensation in connection with stock option grants			7,402	-	7,402

Net loss	-	-	-	(2,102,527)	(2,102,527)

Balance, October 31, 2024	10,785,416	$10,785	$90,509,150	$(79,275,933)	$11,244,002

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2023	9,295,837	$9,296	$84,799,263	$(65,950,618)	$18,857,941

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(2,894,683)	(2,894,683)

Balance, July 31, 2023	9,295,837	9,296	84,991,196	(68,845,301)	16,155,191

Issuance of common stock for services	13,147	13	52,487	-	52,500

Issuance of common stock for prepaid services	25,000	25	143,975	-	144,000

Cancellation of shares	(1,707)	(2)	2	-	-

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(258,430)	(258,430)

Balance, October 31, 2023	9,332,277	$9,332	$85,379,593	$(69,103,731)	$16,285,194

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	October 31, 2024	October 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,427,832)	$(3,153,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,054	16,473
Accretion	15,323	13,930
Amortization of right-of-use asset	28,170	27,776
Stock based compensation	79,179	501,616
Amortization of prepaid stock based expenses	-	95,000
Gain from settlement of asset retirement obligation	-	(6,075)
Change in fair value of warrant liability	1,734,200	(1,509,950)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	398,484	59,890
Reclamation bond deposit	25,000	12,174
Accounts payable and accrued liabilities	147,985	110,676
Operating lease liability	(28,170)	(27,776)

NET CASH USED IN OPERATING ACTIVITIES	(4,011,607)	(3,859,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for exercise of stock warrants	67,200	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	67,200	-

NET DECREASE IN CASH	(3,944,407)	(3,859,379)

CASH - beginning of year	5,574,278	7,822,930

CASH - end of period	$1,629,871	$3,963,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services and prepaid services	$65,000	$78,750
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$-	$72,672

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of October 31, 2024. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended April 30, 2024, which are contained in the Form 10-K filed on July 29, 2024. The unaudited condensed consolidated balance sheet as of October 31, 2024 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the six months ended October 31, 2024, are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2025 (“fiscal year 2025”).

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

OCTOBER 31, 2024

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at October 31, 2024 and April 30, 2024. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At October 31, 2024 and April 30, 2024, the Company had bank balances of approximately $1.3 million and $5.2 million, respectively, exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $572,849 and $948,833 at October 31, 2024 and April 30, 2024, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the six months ended October 31, 2024 and 2023.

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

OCTOBER 31, 2024

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

OCTOBER 31, 2024

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

OCTOBER 31, 2024

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

In November 2023, FASB issued Accounting Standards Update (“ASU No. 2023-07”), Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amended Topic 280. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. ASU 2023-07 requires public entities to disclose factors used to identify the entities’ reportable segments, how the Chief Operating Decision Maker (“CODM”) uses the reported measure(s) of a segment’s profit or loss to assess segment performance and decide how to allocate resources, significant expenses regularly provided to the CODM and included within the reported measure(s) of a segment’s profit or loss, types of products and services from which each reportable segment derives its revenues, and the title and position of the CODM. The new standard is effective for public entities with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and is required to be adopted retrospectively for all prior periods presented in the consolidated financial statements. Other than the new disclosure requirements, the adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

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

In March 2024, the Securities and Exchange Commission (SEC) issued its final rule, The Enhancement and Standardization of Climate-Related Disclosures for Investors that requires the Company to provide certain climate-related information in its registration statements and annual reports. The rule provided a phased-in compliance period and was effective for fiscal years beginning after December 15, 2024, with early adoption permitted. On April 4, 2024, the SEC issued an order staying the final rule pending completion of judicial review by the U.S. Court of Appeals for the Eighth Circuit and, therefore, the timing of the effectiveness of these disclosure requirements is uncertain. The Company is currently monitoring the timing of adoption and evaluating the impact of the potential adoption of this standard on its unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 31, 2024, the Company had cash of approximately $1.6 million, working capital of approximately $1.7 million, which consists primarily of cash, and an accumulated deficit of approximately $79.3 million. The Company had a net loss and cash used in operating activities of approximately $6.4 million and $4.0 million, respectively, for the six months ended October 31, 2024. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the filing date of this Form 10-Q, the Company may have sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	October 31, 2024	April 30, 2024
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property and equipment consisted of the following:

	October 31, 2024	April 30, 2024
Site costs	$203,320	$203,320
Land	352,718	352,718
Computer equipment	3,766	3,766
Vehicle	39,493	39,493
Total	599,297	599,297
Less: accumulated depreciation	(157,244)	(141,190)
Total	$442,053	$458,107

For the six months ended October 31, 2024 and 2023, depreciation expense amounted to $16,054 and $16,473, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold and Keystone projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	October 31, 2024	April 30, 2024

Balance, beginning of period	$307,657	$285,764
Retired	-	(6,075)
Accretion expense	15,323	27,968
Balance, end of period	$322,980	$307,657

For the six months ended October 31, 2024 and 2023, accretion expense amounted to $15,323 and $13,930, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

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

During the six months ended October 31, 2024 and 2023, lease expense of $30,517 and $29,086, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	October 31, 2024	April 30, 2024
Operating leases	$42,161	$70,331

Operating Lease liabilities are summarized below:

	October 31, 2024	April 30, 2024
Operating lease, current portion	$42,161	$57,486
Operating lease, long term portion	-	12,845
Total lease liability	$42,161	$70,331

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

The weighted average remaining lease term for the operating leases is 0.75 years and the weighted average incremental borrowing rate is 8.0% at October 31, 2024.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Period ended October 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$30,517	$28,944

The remaining minimum lease payments under non-cancelable operating leases at October 31, 2024 are as follows:

Year ended April 30, 2025- remainder	30,517
Year ended April 30, 2026	13,060
Total	$43,577
Less: imputed interest	(1,416)
Total present value of lease liability	$42,161

NOTE 8 — RELATED PARTY TRANSACTIONS

On March 10, 2021, the Company entered into a one-year consulting agreement (the “March 2021 Agreement”) with Luke Norman Consulting Ltd. (“Norman Consulting”), an entity controlled by Luke Norman, who subsequently was appointed as a director of the Company on May 18, 2022, to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships to add shareholder value. On March 10, 2022, the Company and Norman Consulting mutually agreed to extend the March 2021 Agreement for an additional 12 months (the “March 2022 Extension”). On March 10, 2023, the Company and Norman Consulting further extended the March 2021 Agreement for another 12 months (the “March 2023 Extension”). The terms of the March 2022 Extension and the March 2023 Extension remain the same as stipulated in the March 2021 Agreement. In consideration for the services provided pursuant to the March 2022 Extension and the March 2023 Extension, Norman Consulting was paid an annual fee of $250,000 consisting of shares of the Company’s common stock with a value of $130,000 paid within five days of the effective date of the applicable extension, and cash payments of $120,000, paid in increments of $10,000 per month. In April 2022 and March 2023, the Company issued 14,286 shares and 33,419 shares of common stock pursuant to March 2022 Extension and the March 2023 Extension, respectively, to Norman Consulting. The Company paid consulting fees to such director of $0 and $60,000 in cash during the six months ended October 31, 2024 and 2023, respectively. Additionally, as of October 31, 2024, the Company recorded accounts payable and accrued expenses totaling $154,091 due to Norman Consulting which was included in accounts payable and accrued liabilities.

On November 25, 2024, the Company and Norman Consulting entered into a consulting agreement (the “November 2024 Agreement”) for an initial term of 12 months, which shall automatically renew for successive 12 month periods unless terminated by the Company. As compensation for services rendered by Norman Consulting to the Company in connection with the November 2024 Agreement, the Company shall pay Norman Consulting an annual consulting fee of $250,000, which shall be paid in equal monthly installments. Additionally, Norman Consulting shall be entitled to receive payments upon the occurrence of transformative transaction as defined in the November 2024 Agreement (see Note 13).

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

NOTE 9 — WARRANT LIABILITY

As of October 31, 2024 and April 30, 2024, the Company’s warrant liabilities were valued at $5,651,100 and $3,916,900, respectively. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the completion of a “fundamental transaction.” A fundamental transaction, as defined in the warrants, includes (a) any merger or consolidation by and between the Company and another Person, (b) the sale or other disposition by the Company of all or substantially all of its assets, (c) the completion of any tender offer or exchange offer pursuant to which the holders of greater than 50% of the Company’s outstanding common stock has agreed to tender or exchange their securities, and (d) the consummation of a stock purchase agreement or other business combination whereby another Person acquires more than 50% of the outstanding shares of common stock of the Company. In the event of a fundamental transaction, the holder of the warrant has the right to require that the Company purchase the warrant from the holder by paying the holder an amount of cash equal to a valuation based on the Black-Scholes Option Pricing Model reflecting an expected volatility equal to the greater of 100% or the 100-day volatility as of the trading day immediately following the public announcement of the applicable fundamental transaction. This volatility input precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required.

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

The key inputs for the warrant liability were as follows as of October 31, 2024:

Key Valuation Inputs
Expected term (years)	3.94
Annualized volatility	61.2%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	4.13%
Stock price	$6.15
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 3.94 years

The key inputs for the warrant liability were as follows as of April 30, 2024:

Key Valuation Inputs
Expected term (years)	4.45
Annualized volatility	78.9%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	4.75%
Stock price	$4.18
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 4.45 years

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the six months ended October 31, 2024:

Warrant Liability
Fair value as of April 30, 2024	$3,916,900
Change in fair value	1,734,200
Fair value as of October 31, 2024	$5,651,100

NOTE 10 — STOCKHOLDERS’ EQUITY

As of October 31, 2024, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of October 31, 2024 and April 30, 2024.

Common Stock issued for exercise of Common Stock Purchase Warrants

In October 2024, the Company issued 15,000 shares of common stock for the exercise of common stock purchase warrants and received proceeds of approximately $67,200.

Common Stock Issued, Restricted Stock Awards, and RSU’s Granted for Services

On September 26, 2024, the Company issued 16,216 shares of common stock to a consultant in connection with a consulting agreement for services to be rendered from March 2024 to March 2025. The 16,216 shares of common stock had a fair value of $60,000, or $3.70 per share, based on the quoted trading price on the starting date of the consulting agreement. The Company reduced accrued liabilities by $7,500, recognized stock-based compensation of $30,000 and recorded prepaid stock-based expense of $22,500 at October 31, 2024 to be amortized over the term of the agreement.

On September 26, 2024, the Company issued 7,927 shares of common stock to a former director in connection with vested restricted stock units (RSUs).

On September 30, 2024, the Company issued an aggregate of 13,996 shares of common stock to a consultant in connection with an advisory consulting agreement for services rendered from October 2023 to September 2024. The 13,996 shares of common stock had a fair value of $60,000, or $4.29 per share, based on the quoted trading prices on the respective monthly valuation dates, which was fully vested and expensed over each monthly service period from October 2023 to September 2024. In connection with this issuance, the Company reduced accrued liabilities by $35,000 and recognized stock-based compensation of $25,000 during the six months ended October 31, 2024.

Total stock-based compensation expense for awards issued for services of $9,375 and $369,062 was expensed for the six months ended October 31, 2024 and 2023, respectively. There are 20,000 unvested RSUs with unvested compensation expense of $206,000 at October 31, 2024 remaining to be expensed and shall vest upon occurrence of certain conditions. There were 405,548 vested RSUs awarded but unissued into common stock as of October 31, 2024. A total of 425,548 RSUs are outstanding, vested and unvested, as of October 31, 2024.

A summary of the changes in restricted stock units outstanding during the six months ended October 31, 2024 follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2024	433,475	$10.31
Balance at October 31, 2024	425,548	$10.33

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

Stock options

The following is a summary of the Company’s stock option activity during the six months ended October 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2024	192,750	$5.54	3.44
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at October 31, 2024	192,750	5.54	2.96

Options exercisable at end of period	186,200	$5.49
Options expected to vest	6,550	$6.93
Weighted average fair value of options granted during the period		$—

At October 31, 2024 and April 30, 2024, the aggregate intrinsic value of options outstanding and exercisable were $158,200 and $0, respectively.

Stock-based compensation for stock options recorded in the unaudited condensed consolidated statements of operations totaled $14,804 for both six months ended October 31, 2024 and 2023. A balance of $4,933 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.23 years.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

Stock Warrants

A summary of the Company’s outstanding stock warrants to purchase shares of common stock as of October 31, 2024, and changes during the period ended as presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2024	4,179,262	$6.66	4.01
Granted	—	—	—
Exercised	(15,000)	4.48	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2024	4,164,262	6.67	3.50
Class A Warrants:
Balance at April 30, 2024	109,687	11.40	0.64
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at October 31, 2024	109,687	11.40	0.13
Total Warrants Outstanding at October 31, 2024	4,273,949	$6.79	3.41
Warrants exercisable at end of period	4,273,949	$6.79
Weighted average fair value of warrants granted during the period		$—

As of October 31, 2024, the aggregate intrinsic value of warrants outstanding and exercisable was $2,401,200.

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

	October 31, 2024	October 31, 2023
Common stock equivalents:
Restricted stock units	425,548	433,475
Stock options	192,750	192,750
Stock warrants	4,273,949	2,888,949
Total	4,892,247	3,515,174

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

OCTOBER 31, 2024

In connection with the Wyoming Mining Leases, production royalties of 2.1% of net receipts are required to be paid to the State of Wyoming, although once the project is in operation, the Board of Land Commissioners has the authority to reduce the royalty payable to the State of Wyoming.

The future minimum lease payments at October 31, 2024, under these mining leases are as follows, with each payment to be made in the fourth quarter of the respective fiscal years:

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

The annual advance minimum royalty payments at October 31, 2024 for each fiscal year, under the option agreement are as follows, each payment to be made on the first anniversary of the effective date of the option agreement and continuing until the tenth anniversary:

Fiscal 2026	$25,000
Fiscal 2027	25,000
Fiscal 2028	25,000
Fiscal 2029	25,000
Fiscal 2030	25,000
Fiscal 2031	25,000
Total	$150,000

100% of the advance minimum royalty payments will be applied to the royalty credits.

Exploration Access and Option to Lease Agreement

On August 25, 2021 (“Effective Date”), the Company entered into an Exploration Access and Option to Lease Agreement (the “Agreement”) with a private-party landowner (the “Landowner”) whereby the Landowner granted the Company an option (the “Option”) to lease and right of way on a property located in Laramie County, Wyoming. The Company may exercise the Option for five years (“Option Term”) from the Effective Date. During the Option, the Landowner granted non-exclusive rights (the “Exploration Access Rights”) to the Company to use the surface of the property for an annual exploration and access right payment of $10,000, thirty days after the effective date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised or expires. The Company is also required to pay an annual Option payment of $35,780 for the lease and $6,560 for the right of way within thirty days after the Effective Date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised by the Company or expires. The Company paid a total of $42,340 for each of the periods ended on September 1, 2021, 2022, 2023 and 2024, pursuant to this Agreement.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

NOTE 13 — SUBSEQUENT EVENTS

On November 25, 2024, the Company and Norman Consulting entered into the November 2024 Agreement. As compensation for services rendered by Norman Consulting to the Company in connection with the November 2024 Agreement, the Company shall pay Norman Consulting an annual consulting fee of $250,000, which shall be paid in equal monthly installments. Further, Norman Consulting shall be entitled to receive payments upon the occurrence of transformative transaction as defined in the November 2024 Agreement. The Company also agreed to compensate Norman Consulting for its past services to the Company from March 2024 to October 2024 by (i) issuing 19,779 restricted shares of the Company’s common stock to Norman Consulting and (ii) paying a lump-sum cash payment of $65,000 to Norman Consulting.

On November 27, 2024, the Company entered into a Securities Purchase Agreement with certain investors providing for the issuance and sale by the Company in a registered direct offering an aggregate of 1,457,700 shares of the Company’s common stock, $0.001 par value per share at a purchase price of $7.00 per share and warrants to purchase up to 728,850 shares of Common Stock at an exercise price of $9.50 per share (the “November 2024 Warrants”). Each November 2024 Warrant is exercisable six months from the date of issuance (November 27, 2024) and has a term expiring three years after the initial issuance date.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of October 31, 2024, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the six months ended October 31, 2024 and 2023. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Summary of Activities for the Three months ended October 31, 2024

During the three months ended October 31, 2024, we focused primarily on advancing our CK Gold Project in Wyoming and investor relations and awareness through the attendance of multiple mining investment conferences.

An overview of certain significant events follows:

●	On September 4, 2024, we announced ongoing engineering optimization studies to enhance project economics for our CK Gold Project which will be incorporated into an updated prefeasibility study.
●	In September 2024, we participated in the Precious Metals Summit Beaver Creek, Denver Gold Forum Americas, and Gold Forum Americas 2024 conferences.

Recent Developments

●

In November 2024, we announced that our wholly-owned subsidiary, Gold King Corp., received final permit approval from the Air Quality Division of the Wyoming Department of Environmental Quality. With this approval, the last of the three conditions associated with the recently granted Surface Gold Mine Permit for the CK Gold Project has been fulfilled.

●	In November we announced that we entered into and executed a securities purchase agreement with certain investors, providing for the purchase and sale of 1,457,700 shares of our common stock at a price of $7.00 per share and warrants to purchase 728,850 shares of our common stock at an exercise price of $9.50 per share (the “Warrants”), in a registered direct offering (the “Transaction”), resulting in total gross proceeds of approximately $10.2 million. The Warrants will be exercisable six months following their issuance and will expire three years after their initial issuance date. The Transaction closed on December 6, 2024.

Results of Operations

For the three and six months ended October 31, 2024, compared to the three and six months ended October 31, 2023:

Net Revenues

We are a development-stage company with no operations, and we did not generate any revenues for the three and six months ended October 31, 2024 and 2023.

Operating Expenses

Total operating expenses for the three months ended October 31, 2024, as compared to the three months ended October 31, 2023, were approximately $2,142,000 and $1,765,000, respectively. The approximate $377,000 increase in operating expenses for the three months ended October 31, 2024, as compared to the three months ended October 31, 2023, is comprised of (i) a decrease in compensation of approximately $182,000 primarily due to a decrease in stock based compensation, (ii) an increase of approximately $195,000 in exploration expenses on our mineral properties due to the increase in exploration activities and related consulting expenses at our CK Gold property, (iii) a decrease in professional and consulting fees of approximately $33,000 primarily due to decrease in investor relation fees of $65,000 offset by increase in general strategic and permitting consulting services of $29,000, and increase in legal fees of $3,000 and (iv) an increase in general and administrative expenses of approximately $397,000 due primarily to an increase in advertising expenses of approximately $384,000.

Total operating expenses for the six months ended October 31, 2024, as compared to the six months ended October 31, 2023, were approximately $4,736,000 and $4,695,000, respectively. The approximate $40,000 increase in operating expenses for the six months ended October 31, 2024, as compared to the six months ended October 31, 2023, is comprised of (i) a decrease in compensation of approximately $354,000 primarily due to a decrease in stock based compensation, (ii) an increase of approximately $65,000 in exploration expenses on our mineral properties due to the increase in exploration activities and related consulting expenses at our CK Gold property, (iii) a decrease in professional and consulting fees of approximately $727,000 primarily due to decreases in general strategic and permitting consulting services of $241,000, decrease in legal fees of $31,000, decrease in investor relation fees of $403,000 and decreases in accounting fees of $52,000 and (iv) an increase in general and administrative expenses of approximately $1,056,000 due primarily to an increase in advertising expenses of approximately $993,000 and an increase in insurance expense.

Loss from Operations

We reported loss from operations of approximately $2,142,000 and $1,765,000 for the three months ended October 31, 2024 and 2023, respectively. We reported loss from operations of approximately $4,735,000 and $4,695,000 for the six months ended October 31, 2024 and 2023, respectively.

Other Income (Loss)

We reported other income (loss) of approximately $40,000 and $1,507,000 for the three months ended October 31, 2024 and 2023, respectively. We reported change in fair value of warrant liability of approximately $15,000 and $1,495,000 for the three months ended October 31, 2024 and 2023, respectively. We reported interest income of approximately $25,000 and $12,000 for the three months ended October 31, 2024 and 2023, respectively.

We reported other income (loss) of approximately $(1,693,000) and $1,542,000 for the six months ended October 31, 2024 and 2023, respectively. We reported change in fair value of warrant liability of approximately $(1,734,000) and $1,510,000 for the six months ended October 31, 2024 and 2023, respectively. We reported interest income of approximately $42,000 and $26,000 for the six months ended October 31, 2024 and 2023, respectively. We reported gain from settlement of asset retirement obligation of approximately $0 and $6,000, respectively, for the six months ended October 31, 2024 and 2023, respectively.

Net Loss

We reported a net loss of approximately $2,103,000 and $258,000 for the three months ended October 31, 2024 and 2023, respectively. We reported a net loss of approximately $6,428,000 and $3,153,000 for the six months ended October 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2024, compared to April 30, 2024, and the changes between those periods:

	October 31, 2024	April 30, 2024	Increase (decrease)
Current Assets	$2,202,720	$6,523,111	$(4,320,391)
Current Liabilities	$542,950	$452,790	$90,160
Working Capital	$1,659,770	$6,070,321	$(4,410,551)

As of October 31, 2024, we had working capital of $1,659,770, as compared to working capital of $6,070,321 as of April 30, 2024, a decrease of $4,410,551.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the six months ended October 31, 2024 and 2023, we incurred net losses in the amounts of approximately $6,428,000 and $3,153,000, respectively. For the six months ended October 31, 2024, cash used in operating activities was approximately $4,012,000. As of October 31, 2024, we had cash of approximately $1,630,000, working capital of approximately $1,660,000, and an accumulated deficit of approximately $79,276,000. Our primary source of operating funds since inception has been equity financings. As of October 31, 2024, we may have sufficient cash to fund our corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $4,012,000 and $3,859,000 for the six months ended October 31, 2024 and 2023, respectively. Net cash used in operating activities during the six months ended October 31, 2024, increased primarily due to the (i) increase in net loss of approximately $3,275,000 as compared to the six months ended October 31, 2023, (ii) increase in non-cash items of approximately $2,734,000 as compared to the six months ended October 31, 2023, primarily due to the change in fair value of warrant liability and decrease in stock based compensation and (iii) increase in changes in operating assets and liabilities of approximately $388,000 as compared to the six months ended October 31, 2023, primarily due to changes in prepaid expenses and other current assets and changes in accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements

As of October 31, 2024, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the six months ended October 31, 2024. Critical accounting estimates made in accordance with our significant accounting policies are regularly discussed with the Audit Committee of the Company’s board of directors. Our critical accounting estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, and our significant accounting policies are discussed in Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the SEC on July 29, 2024.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the fiscal quarter ended October 31, 2024, that were not previously reported on a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act and subpart 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six months ended October 31, 2024, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act or subpart 104 of Regulation S-K.

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

U.S. GOLD CORP.

Date: December 16, 2024	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2024	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

