Form 10-Q
period 2025-01-31
U.S. GOLD CORP.
filed 2025-03-17
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

Common Stock ($0.001 par value): As of March 14, 2025, there were 12,486,116 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to the ability of available cash reserves at January 31, 2025, to be sufficient for greater than the next twelve months; U.S. Gold Corp.’s (the “Company,” “we,” “us,” or “our”) ability to continue as a going concern; expected vesting of options to purchase shares of the Company’s common stock and expected legal and accounting expenses to maintain compliance with the Sarbanes-Oxley Act of 2002 and the effect of these expenses on the Company’s profitability and our results of operations.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash	$9,137,995	$5,574,278
Prepaid expenses and other current assets	884,173	948,833

Total current assets	10,022,168	6,523,111

NON - CURRENT ASSETS:
Property, net	440,117	458,107
Reclamation bond deposit	1,134,329	1,159,329
Operating lease right-of-use asset, net	49,214	70,331
Mineral rights	14,370,255	14,370,255

Total non - current assets	15,993,915	16,058,022

Total assets	$26,016,083	$22,581,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$581,695	$352,804
Stock payable	175,059	42,500
Operating lease liabilities, current portion	43,660	57,486

Total current liabilities	800,414	452,790

LONG- TERM LIABILITIES
Warrant liability	6,981,650	3,916,900
Asset retirement obligation	330,768	307,657
Operating lease liabilities, less current portion	5,553	12,845
Deferred tax liability	430,486	430,486
Total long-term liabilities:	7,748,457	4,667,888

Total liabilities	8,548,871	5,120,678

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of January 31, 2025 and April 30, 2024	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 12,348,116 shares and 10,732,277 shares issued and outstanding as of January 31, 2025 and April 30, 2024	12,348	10,732
Additional paid-in capital	103,092,814	90,297,824
Accumulated deficit	(85,637,950)	(72,848,101)

Total stockholders’ equity	17,467,212	17,460,455

Total liabilities and stockholders’ equity	$26,016,083	$22,581,133

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	1,399,471	296,881	1,862,303	1,114,199
Exploration costs	745,234	190,895	1,957,284	1,337,674
Professional and consulting fees	1,962,899	531,182	3,277,342	2,572,360
General and administrative expenses	982,773	256,451	2,728,635	946,363

Total operating expenses	5,090,377	1,275,409	9,825,564	5,970,596

Loss from operations	(5,090,377)	(1,275,409)	(9,825,564)	(5,970,596)

Other income (loss):
Gain from settlement of asset retirement obligation	-	-	-	6,075
Interest income	58,910	8,355	100,465	34,404
Change in fair value of warrant liability	(1,330,550)	(418,600)	(3,064,750)	1,091,350

Total other income (loss)	(1,271,640)	(410,245)	(2,964,285)	1,131,829

Loss before provision for income taxes	(6,362,017)	(1,685,654)	(12,789,849)	(4,838,767)

Provision for income taxes	-	-	-	-

Net loss	$(6,362,017)	$(1,685,654)	$(12,789,849)	$(4,838,767)

Net loss per common share, basic and diluted	$(0.54)	$(0.18)	$(1.15)	$(0.52)

Weighted average common shares outstanding - basic and diluted	11,753,492	9,332,277	11,075,105	9,308,950

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2025 AND 2024

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2024	10,732,277	$10,732	$90,297,824	$(72,848,101)	$17,460,455

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	9,375	-	9,375

Net loss	-	-	-	(4,325,305)	(4,325,305)

Balance, July 31, 2024	10,732,277	10,732	90,314,601	(77,173,406)	13,151,927

Issuance of common stock for exercise of stock warrants	15,000	15	67,185	-	67,200

Issuance of common stock for services including accrued and prepaid services	30,212	30	119,970	-	120,000

Issuance of common stock for vested restricted stock unit	7,927	8	(8)	-	-

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Net loss	-	-	-	(2,102,527)	(2,102,527)

Balance, October 31, 2024	10,785,416	10,785	90,509,150	(79,275,933)	11,244,002

Issuance of common stock, net of issuance cost	1,457,700	1,458	10,145,643	-	10,147,101

Issuance of common stock for exercise of stock warrants	105,000	105	508,295	-	508,400

Issuance of common stock for vested restricted and deferred stock unit	-	-	932,230	-	932,230

Accretion of stock based compensation in connection with stock option grants	-	-	997,496	-	997,496

Net loss	-	-	-	(6,362,017)	(6,362,017)

Balance, January 31, 2025	12,348,116	$12,348	$103,092,814	$(85,637,950)	$17,467,212

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2025 AND 2024

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2023	9,295,837	$9,296	$84,799,263	$(65,950,618)	$18,857,941

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(2,894,683)	(2,894,683)

Balance, July 31, 2023	9,295,837	9,296	84,991,196	(68,845,301)	16,155,191

Issuance of common stock for services	13,147	13	52,487	-	52,500

Issuance of common stock for prepaid services	25,000	25	143,975	-	144,000

Cancellation of shares	(1,707)	(2)	2	-	-

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	184,531	-	184,531

Net loss	-	-	-	(258,430)	(258,430)

Balance, October 31, 2023	9,332,277	9,332	85,379,593	(69,103,731)	16,285,194

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	67,761	-	67,761

Net loss	-	-	-	(1,685,654)	(1,685,654)

Balance, January 31, 2024	9,332,277	$9,332	$85,454,756	$(70,789,385)	$14,674,703

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	January 31, 2025	January 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,789,849)	$(4,838,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,148	24,710
Accretion	23,111	21,010
Amortization of right-of-use asset	42,681	41,428
Stock based compensation	2,008,905	576,779
Amortization of prepaid stock based expenses	15,000	178,500
Gain from settlement of asset retirement obligation	-	(6,075)
Change in fair value of warrant liability	3,064,750	(1,091,350)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	72,160	100,073
Reclamation bond deposit	25,000	(51,820)
Accounts payable and accrued liabilities	403,950	(99,441)
Operating lease liability	(42,682)	(41,429)

NET CASH USED IN OPERATING ACTIVITIES	(7,152,826)	(5,186,382)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(6,158)	-

NET CASH USED IN INVESTING ACTIVITIES	(6,158)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance cost	10,147,101	-
Issuance of common stock for exercise of stock warrants	575,600	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,722,701	-

NET DECREASE IN CASH	3,563,717	(5,186,382)

CASH - beginning of year	5,574,278	7,822,930

CASH - end of period	$9,137,995	$2,636,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$42,500	$15,150
Issuance of common stock for prepaid services	$7,500	$63,600
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$21,564	$93,608

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

U.S. Gold Corp., formerly known as Dataram Corporation (the “Company”), was originally incorporated in the State of New Jersey in 1967 and was subsequently re-incorporated under the laws of the State of Nevada in 2016. Effective June 26, 2017, the Company changed its name to U.S. Gold Corp. from Dataram Corporation. On May 23, 2017, the Company merged with Gold King Corp. (“Gold King”), in a transaction treated as a reverse acquisition and recapitalization, and the business of Gold King became the business of the Company. The Company is a gold and precious metals exploration company pursuing exploration and development properties. The Company owns certain mining leases and other mineral rights comprising the CK Gold Project in Wyoming, the Keystone Project in Nevada and the Challis Gold Project in Idaho. The Company has established an estimate of proven and probable mineral reserves under subpart 1300 of Regulation S-K promulgated by the Securities and Exchange Commission (“S-K 1300”) at its CK Gold Project, where the Company is conducting exploration and pre-development activities, and all of its activities on its other properties are exploratory in nature.

The Company’s CK Gold property contains proven and probable mineral reserves and accordingly is classified as a development stage property, as defined in S-K 1300. None of the Company’s other properties contain proven and probable mineral reserves and all activities are exploratory in nature.

Unless the context otherwise requires, all references herein to the “Company” refer to U.S. Gold Corp. and its consolidated subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of January 31, 2025. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended April 30, 2024, which are contained in the Form 10-K filed on July 29, 2024. The unaudited condensed consolidated balance sheet as of January 31, 2025 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the nine months ended January 31, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2025 (“fiscal year 2025”).

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

JANUARY 31, 2025

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at January 31, 2025 and April 30, 2024. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At January 31, 2025 and April 30, 2024, the Company had bank balances of approximately $8.8 million and $5.2 million, respectively, exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $884,173 and $948,833 at January 31, 2025 and April 30, 2024, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the nine months ended January 31, 2025 and 2024.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

When a property reaches the production stage, the related capitalized costs will be amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. The Company assesses the carrying costs of the capitalized mineral properties for impairment under ASC 360-10, “Impairment of Long-Lived Assets”, and evaluates their carrying value under ASC 930-360, “Extractive Activities—Mining”, annually, at the end of each fiscal year. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral properties over its estimated fair value.

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

The Company assessed the classification of its outstanding common stock purchase warrants as of the date of issuance and determined that all such instruments met the criteria for equity classification under the guidance in ASC 260, “Earnings Per Share”; ASC 480, “Distinguishing Liabilities from Equity”; ASC 815, “Derivatives and Hedging”, except for the warrants discussed under Warrant Liability below (See Note 9). The Company has no outstanding warrants that contain a “down round” feature under ASC 815-10.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

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

JANUARY 31, 2025

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

JANUARY 31, 2025

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

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of January 31, 2025, the Company had cash of approximately $9.1 million, working capital of approximately $9.2 million, which consists primarily of cash, and an accumulated deficit of approximately $85.6 million. The Company had a net loss and cash used in operating activities of approximately $12.8 million and $7.2 million, respectively, for the nine months ended January 31, 2025. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the filing date of this Form 10-Q, the Company may have sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	January 31, 2025	April 30, 2024
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property and equipment consisted of the following:

	January 31, 2025	April 30, 2024
Site costs	$203,320	$203,320
Land	352,718	352,718
Computer equipment	9,924	3,766
Vehicle	39,493	39,493
Total	605,455	599,297
Less: accumulated depreciation	(165,338)	(141,190)
Total	$440,117	$458,107

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

For the three months ended January 31, 2025 and 2024, depreciation expense amounted to $8,094 and $8,237, respectively and for the nine months ended January 31, 2025 and 2024, depreciation expense amounted to $24,148 and $24,710, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold and Keystone projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	January 31, 2025	April 30, 2024

Balance, beginning of period	$307,657	$285,764
Retired	-	(6,075)
Accretion expense	23,111	27,968
Balance, end of period	$330,768	$307,657

For the three months ended January 31, 2025 and 2024, accretion expense amounted to $7,788 and $7,080, respectively, and for the nine months ended January 31, 2025 and 2024, accretion expense amounted to $23,111 and $21,010, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On May 1, 2021, the Company entered into a lease agreement for a facility in Cheyenne, Wyoming. The initial term of the lease was for a two-year period from May 2021 to May 2023 starting with a monthly base rent of $1,667. On January 30, 2023, the Company entered into a first lease amendment effective as of May 1, 2023, to extend this lease for a period of one year expiring April 30, 2024. On January 11, 2024, the Company entered into a second lease amendment effective as of May 1, 2024, to extend this lease for another period of one year expiring April 30, 2025, with an option to renew the lease for an additional one-year term. Under the second lease amendment, the monthly base rent was increased from $1,768 to $1,821 on May 1, 2024. On January 30, 2025, the Company entered into a third lease amendment effective as of May 1, 2025, to extend this lease for another period of one year expiring April 30, 2026, with an option to renew the lease for an additional one-year term. Under the third lease amendment, the monthly base will increase from $1,821 to $1,876 on May 1, 2025. The Company accounted for the lease amendments as lease modifications under ASC 842. On January 11, 2024, the effective date of the second lease amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $20,936 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%. On January 30, 2025, the effective date of the third lease amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $21,564 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%.

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

During the three months ended January 31, 2025 and 2024, operating lease cost of $18,931 and $18,771, respectively, and for the nine months ended January 31, 2025 and 2024, operating lease cost of $56,792 and $55,201, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

Right-of- use assets are summarized below:

	January 31, 2025	April 30, 2024
Operating leases	$49,214	$70,331

Operating Lease liabilities are summarized below:

	January 31, 2025	April 30, 2024
Operating lease, current portion	$43,660	$57,486
Operating lease, long term portion	5,553	12,845
Total lease liability	$49,213	$70,331

The weighted average remaining lease term for the operating leases is 0.83 years and the weighted average incremental borrowing rate is 8.0% at January 31, 2025.

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Period ended January 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$45,776	$44,046

The remaining minimum lease payments under non-cancelable operating leases at January 31, 2025 are as follows:

Year ended April 30, 2025- remainder	15,259
Year ended April 30, 2026	35,570
Total	$50,829
Less: imputed interest	(1,616)
Total present value of lease liability	$49,213

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

On November 25, 2024, the Company and Norman Consulting entered into a consulting agreement (the “November 2024 Agreement”) for an initial term of 12 months, which shall automatically renew for successive 12-month period unless terminated by the Company. As compensation for services rendered by Norman Consulting to the Company in connection with the November 2024 Agreement, the Company shall pay Norman Consulting an annual consulting fee of $250,000, which shall be paid in cash at equal monthly installments. Additionally, Norman Consulting shall be entitled to receive payments upon the occurrence of a “transformative transaction” (as defined in the November 2024 Agreement). The Company also agreed to compensate Norman Consulting for its past services to the Company from March 2024 to October 2024 by (i) issuing 19,779 restricted shares of the Company’s common stock to Norman Consulting and (ii) paying a lump-sum cash payment of $65,000 to Norman Consulting. The Company paid consulting fees to Norman Consulting of $148,333 and $30,000 in cash during the three months ended January 31, 2025 and 2024, respectively. The Company paid consulting fees to Norman Consulting of $148,333 and $90,000 in cash during the nine months ended January 31, 2025 and 2024, respectively. Additionally, as of January 31, 2025, the Company recorded accounts payable and accrued expenses, including stock payable totaling $229,540 due to Norman Consulting that was included in accounts payable and accrued liabilities.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

NOTE 9 — WARRANT LIABILITY

As of January 31, 2025 and April 30, 2024, the Company’s warrant liabilities were valued at $6,981,650 and $3,916,900, respectively. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the completion of a “fundamental transaction.” A fundamental transaction, as defined in the warrants, includes (a) any merger or consolidation by and between the Company and another Person, (b) the sale or other disposition by the Company of all or substantially all of its assets, (c) the completion of any tender offer or exchange offer pursuant to which the holders of greater than 50% of the Company’s outstanding common stock has agreed to tender or exchange their securities, and (d) the consummation of a stock purchase agreement or other business combination whereby another Person acquires more than 50% of the outstanding shares of common stock of the Company. In the event of a fundamental transaction, the holder of the warrant has the right to require that the Company purchase the warrant from the holder by paying the holder an amount of cash equal to a valuation based on the Black-Scholes Option Pricing Model reflecting an expected volatility equal to the greater of 100% or the 100-day volatility as of the trading day immediately following the public announcement of the applicable fundamental transaction. This volatility input precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required.

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

The key inputs for the warrant liability were as follows as of January 31, 2025:

Key Valuation Inputs
Expected term (years)	3.69
Annualized volatility	59.7%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	4.30%
Stock price	$7.39
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 3.69 years

The key inputs for the warrant liability were as follows as of April 30, 2024:

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

Key Valuation Inputs
Expected term (years)	4.45
Annualized volatility	78.9%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	4.75%
Stock price	$4.18
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 4.45 years

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the nine months ended January 31, 2025:

Warrant Liability
Fair value as of April 30, 2024	$3,916,900
Change in fair value	3,064,750
Fair value as of January 31, 2025	$6,981,650

NOTE 10 — STOCKHOLDERS’ EQUITY

As of January 31, 2025, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of January 31, 2025 and April 30, 2024.

Common Stock issued for cash

On November 27, 2024, the Company entered into a Securities Purchase Agreement with certain investors providing for the issuance and sale by the Company in a registered direct offering (the “Offering”) an aggregate of 1,457,700 shares of the Company’s common stock at a purchase price of $7.00 per share and warrants to purchase up to 728,850 shares of common stock at an exercise price of $9.50 per share (the “November 2024 Warrants”). Each of the November 2024 Warrants are exercisable six months from their date of issuance and have a term expiring three years after their initial issuance date. The aggregate gross proceeds from the Offering were $10,203,858, before deducting legal and related offering expenses of $56,757. The Offering closed on December 6, 2024.

Common Stock issued for exercise of Common Stock Purchase Warrants

In October 2024, the Company issued an aggregate of 15,000 shares of common stock upon the exercise of 15,000 common stock purchase warrants and received proceeds of approximately $67,200.

Between November 2024 and January 2025, the Company issued an aggregate of 105,000 shares of common stock upon the exercise of 105,000 common stock purchase warrants and received proceeds of approximately $508,400.

Common Stock Issuances, Restricted Stock Awards, and RSUs/DSUs Granted for Services

On September 26, 2024, the Company issued 16,216 shares of common stock to a consultant in connection with a consulting agreement for services to be rendered from March 2024 to March 2025. The 16,216 shares of common stock had a fair value of $60,000, or $3.70 per share, based on the quoted trading price on the starting date of the consulting agreement. The Company reduced accrued liabilities by $7,500, recognized stock-based compensation of $30,000 and recorded prepaid stock-based expense of $22,500 at January 31, 2025 to be amortized over the term of the agreement.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

On September 26, 2024, the Company issued 7,927 shares of common stock to a former director in connection with vested restricted stock units (RSUs).

On September 30, 2024, the Company issued an aggregate of 13,996 shares of common stock to a consultant in connection with a consulting agreement for services rendered from October 2023 to September 2024. The 13,996 shares of common stock had a fair value of $60,000, or $4.29 per share, based on the quoted trading prices on the respective monthly valuation dates, which was fully vested and expensed over each monthly service period from October 2023 to September 2024. In connection with this issuance, the Company reduced accrued liabilities by $35,000 and recognized stock-based compensation of $25,000 during the nine months ended January 31, 2025.

On November 25, 2024, the Company issued an aggregate of 60,645 RSUs to certain officers and 6,272 RSUs to a director of the Company for services rendered. The aggregate of 66,917 RSUs had a fair value of $511,917, or $7.65 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

On November 25, 2024, the Company issued an aggregate of 43,459 RSUs to certain officers and 6,272 RSUs to a consultant for services already rendered and future services. The aggregate of 49,731 RSUs had a fair value of $380,444 or $7.65 per share of common stock based on the quoted trading price on the date of grant. The RSUs vested 25% on the date of issuance, and the remaining shall vest 25% every six months thereafter.

On November 25, 2024, the Company issued an aggregate of 36,200 deferred stock units (DSUs) to three directors of the Company for services rendered. The 36,200 DSUs had a fair value of $276,931 or $7.65 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

On November 25, 2024, the Company issued 8,065 DSUs to a consultant for services already rendered and future services. The 8,065 DSUs had a fair value of $61,698 or $7.65 per share of common stock based on the quoted trading price on the date of grant. The DSUs vested 25% on the date of issuance, and the remaining shall vest 25% every six months thereafter.

Total stock-based compensation expense for awards issued for services was $932,230 and $67,761 for the three months ended January 31, 2025, and 2024, respectively. Total stock-based compensation expense for awards issued for services was $941,605 and $436,823 for the nine months ended January 31, 2025, and 2024, respectively. As of January 31, 2025, there were 57,298 unvested RSUs and 6,049 unvested DSUs outstanding, with a total unvested compensation expense of $504,760 remaining to be expensed, which will vest upon the occurrence of certain conditions. Additionally, there were 484,898 vested RSUs and 38,216 vested DSUs that had been awarded but had not yet been converted into common stock. In total, 586,461 RSUs and DSUs, both vested and unvested, remained outstanding as of January 31, 2025.

A summary of the changes in RSUs and DSUs outstanding during the nine months ended January 31, 2025 follows:

	Restricted and Deferred Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2024	433,475	$10.31
Granted	160,913	7.65
Converted into common stock	(7,927)	9.34
Balance at January 31, 2025	586,461	$9.60

Equity Incentive Plan

In August 2017, the Board approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) including the reservation of 165,000 shares of common stock thereunder.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

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

Stock options

The following is a summary of the Company’s stock option activity during the nine months ended January 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2024	192,750	$5.54	3.44
Granted	293,730	7.65	5.00
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at January 31, 2025	486,480	6.81	3.97

Options exercisable at end of period	382,127	$6.59
Options expected to vest	104,353	$7.64
Weighted average fair value of options granted during the period		$4.94

At January 31, 2025 and April 30, 2024, the aggregate intrinsic value of options outstanding and exercisable were $356,199 and $0, respectively.

On November 25, 2024, the Company granted an aggregate of 104,587 options to purchase the Company’s common stock to certain officers and directors of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $7.65 (see table below for the assumptions used). The options are fully vested and were expensed immediately.

On November 25, 2024, the Company granted an aggregate of 79,420 options to purchase the Company’s common stock to certain officers and a director of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $7.65. The options vested 25% on the date of grant and the remaining options shall vest 25% every six months thereafter.

On November 25, 2024, the Company granted 50,000 options to purchase the Company’s common stock to a consultant of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $7.65. The options are fully vested and were expensed immediately.

Between November 25, 2024 and January 25, 2025, the Company granted an aggregate of 59,723 options to purchase the Company’s common stock to an employee and various consultants of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price ranging from $7.36 to $7.65. The options vested 25% on the date of grant and the remaining options shall vest 25% every six months thereafter.

The Company used the Black-Scholes model to determine the fair value of stock options granted during the nine months ended January 31, 2025. In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

Risk-free interest rate	4.17- 4.43%
Dividend yield	0.00%
Expected volatility	76-77%
Contractual and expected term (in years)	5.0
Forfeiture rate	0.00%

Stock-based compensation for stock options recorded in the unaudited condensed consolidated statements of operations totaled $997,496 and $7,402 for the three months ended January 31, 2025 and 2024, respectively. Stock-based compensation for stock options recorded in the unaudited condensed consolidated statements of operations totaled $1,012,300 and $22,206 for the nine months ended January 31, 2025 and 2024, respectively. A balance of $457,792 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.31 years.

	Three Months Ended		Nine Months Ended
	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024
Compensation and related taxes – general and administrative	$423,106	$7,402	$437,910	$22,206

Professional and consulting fees	574,390	-	574,390	-

Total	$997,496	$7,402	$1,012,300	$22,206

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of January 31, 2025, and the changes during the period are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2024	4,179,262	$6.66	4.01
Granted	728,850	9.50	—
Exercised	(120,000)	4.80	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at January 31, 2025	4,788,112	7.14	3.17
Class A Warrants:
Balance at April 30, 2024	109,687	11.40	0.64
Granted	—	—	—
Exercised	—	—	—
Forfeited	(109,687)	—	—
Canceled	—	—	—
Balance at January 31, 2025	—	—	—
Total Warrants Outstanding at January 31, 2025	4,788,112	$7.14	3.17
Warrants exercisable at end of period	4,059,262	$6.72	3.23
Weighted average fair value of warrants granted during the period		$9.50

As of January 31, 2025, the aggregate intrinsic value of warrants outstanding and exercisable was $6,419,433.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

	January 31, 2025	January 31, 2024
Common stock equivalents:
Restricted and deferred stock units	586,461	433,475
Stock options	486,480	192,750
Stock warrants	4,788,112	2,888,949
Total	5,861,053	3,515,174

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

Lease 0-40828 was renewed in February 2023 for a third ten-year term and Lease 0-40858 was renewed for a third ten-year term in February 2024. Lease 0-40828 requires an annual payment of $3.00 per acre starting with the year beginning February 2023 and Lease 0-40858 requires an annual payment of $3.00 per acre starting with the year beginning February 2024. The Company paid yearly required minimum lease payments of $3,360 in each of February 2024 and January 2025.

In connection with the Wyoming Mining Leases, production royalties of 2.1% of net receipts are required to be paid to the State of Wyoming, although once the project is in operation, the Board of Land Commissioners has the authority to reduce the royalty payable to the State of Wyoming.

The future minimum lease payments at January 31, 2025, under these mining leases are as follows, with each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2026	$3,360
Fiscal 2027	3,360
Fiscal 2028	3,360
Fiscal 2029	3,360
Fiscal 2030	3,360
Fiscal 2031 and thereafter	8,160
Total	$24,960

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

The annual advance minimum royalty payments at January 31, 2025 for each fiscal year, under the option agreement are as follows, each payment to be made on the first anniversary of the effective date of the option agreement and continuing until the tenth anniversary:

Fiscal 2026	$25,000
Fiscal 2027	25,000
Fiscal 2028	25,000
Fiscal 2029	25,000
Fiscal 2030	25,000
Fiscal 2031	25,000
Total	$150,000

100% of the advance minimum royalty payments will be applied to the royalty credits.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2025

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

NOTE 13 — SUBSEQUENT EVENTS

In February 2025, the Company issued an aggregate of 138,000 shares of common stock upon the exercise of 138,000 common stock purchase warrants and received proceeds of approximately $618,240.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of January 31, 2025, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the nine months ended January 31, 2025 and 2024. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Summary of Activities for the Three months ended January 31, 2025

During the three months ended January 31, 2025, we focused primarily on advancing our CK Gold Project in Wyoming, and investor relations and awareness through the attendance of multiple mining investment conferences.

An overview of certain significant events follows:

●

On November 18, 2024, we announced that our wholly-owned subsidiary, Gold King Corp., received final permit approval from the Air Quality Division of the Wyoming Department of Environmental Quality. This approval satisfies the last of the three conditions required for the recently granted Surface Gold Mine Permit for the CK Gold Project.

●	On November 27, 2024, we announced that we entered into and executed a securities purchase agreement with certain investors, providing for the purchase and sale of 1,457,700 shares of our common stock at a price of $7.00 per share and warrants to purchase 728,850 shares of our common stock at an exercise price of $9.50 per share (the “Warrants”), in a registered direct offering (the “Transaction”), resulting in total gross proceeds of approximately $10.2 million. The Warrants will be exercisable six months following their issuance and will expire three years after their initial issuance date. The Transaction closed on December 6, 2024.

Recent Developments

●	Prefeasibility Study

On February 11, 2025, we released the results of our updated Pre-feasibility Study and published our Technical Summary Report in accordance with S-K 1300.

Results of Operations

For the three and nine months ended January 31, 2025, compared to the three and nine months ended January 31, 2024:

Net Revenues

We are a development-stage company with no operations, and we did not generate any revenues for the three and nine months ended January 31, 2025 and 2024.

Operating Expenses

Total operating expenses for the three months ended January 31, 2025, as compared to the three months ended January 31, 2024, were approximately $5,090,000 and $1,275,000, respectively. The approximate $3,815,000 increase in operating expenses for the three months ended January 31, 2025, as compared to the three months ended January 31, 2024, is comprised of (i) an increase in compensation of approximately $1,103,000 primarily due to an increase in stock-based compensation related to RSUs, DSUs and stock option grants to officers and employees during the current three-month period and annual bonus payments, (ii) an increase of approximately $554,000 in exploration expenses on our mineral properties due to the increase in exploration activities and related consulting expenses at our CK Gold property, (iii) an increase in professional and consulting fees of approximately $1,432,000 primarily due to an increase in general strategic and permitting consulting services of $526,000, an increase in stock-based consulting expenses of approximately $325,000, an increase in director fees, including stock-based director fees of approximately $591,000, an increase in legal fees of approximately $3,000, offset by a decrease in accounting fees of approximately $12,000 and a decrease in investor relation fees of approximately $1,000 and (iv) an increase in general and administrative expenses of approximately $726,000 due primarily to an increase in advertising expenses of approximately $603,000, insurance expense of approximately $76,000 and travel expenses of approximately $35,000.

Total operating expenses for the nine months ended January 31, 2025, as compared to the nine months ended January 31, 2024, were approximately $9,826,000 and $5,971,000, respectively. The approximate $3,855,000 increase in operating expenses for the nine months ended January 31, 2025, as compared to the nine months ended January 31, 2024, is comprised of (i) an increase in compensation of approximately $748,000 primarily due to an increase in stock-based compensation related to RSUs, DSUs and stock option grants to officers and employees during the current nine-month period and annual bonus payments, (ii) an increase of approximately $620,000 in exploration expenses on our mineral properties due to the increase in exploration activities and related consulting expenses at our CK Gold property, (iii) an increase in professional and consulting fees of approximately $705,000 primarily due to an increase in general strategic and permitting consulting services of $370,000, an increase in stock-based consulting expenses of approximately $239,000, an increase in director fees, including stock-based director fees, of approximately $591,000, offset by a decrease in legal fees of $28,000, a decrease in investor relation fees of $404,000 and a decrease in accounting fees of $63,000 and (iv) an increase in general and administrative expenses of approximately $1,782,000 due primarily to an increase in advertising expenses of approximately $1,596,000 and insurance expense of approximately $186,000.

Loss from Operations

We reported loss from operations of approximately $5,090,000 and $1,275,000 for the three months ended January 31, 2025 and 2024, respectively. We reported loss from operations of approximately $9,826,000 and $5,971,000 for the nine months ended January 31, 2025 and 2024, respectively.

Other Income (Loss)

We reported other income (loss) of approximately ($1,272,000) and ($410,000) for the three months ended January 31, 2025 and 2024, respectively. We reported a change in fair value of warrant liability of approximately ($1,331,000) and ($419,000) for the three months ended January 31, 2025 and 2024, respectively. We reported interest income of approximately $59,000 and $8,000 for the three months ended January 31, 2025 and 2024, respectively.

We reported other income (loss) of approximately $(2,964,000) and $1,132,000 for the nine months ended January 31, 2025 and 2024, respectively. We reported a change in fair value of warrant liability of approximately $(3,065,000) and $1,091,000 for the nine months ended January 31, 2025 and 2024, respectively. We reported interest income of approximately $100,000 and $34,000 for the nine months ended January 31, 2025 and 2024, respectively. We reported a gain from the settlement of an asset retirement obligation of approximately $0 and $6,000, respectively, for the nine months ended January 31, 2025 and 2024, respectively.

Net Loss

We reported a net loss of approximately $6,362,000 and $1,686,000 for the three months ended January 31, 2025 and 2024, respectively. We reported a net loss of approximately $12,790,000 and $4,839,000 for the nine months ended January 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2025, compared to April 30, 2024, and the changes between those periods:

	January 31, 2025	April 30, 2024	Increase (decrease)
Current Assets	$10,022,168	$6,523,111	$3,499,057
Current Liabilities	$800,414	$452,790	$347,624
Working Capital	$9,221,754	$6,070,321	$3,151,433

As of January 31, 2025, we had working capital of $9,221,754, as compared to working capital of $6,070,321 as of April 30, 2024, an increase of $3,151,433.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the nine months ended January 31, 2025 and 2024, we incurred net losses in the amounts of approximately $12,790,000 and $4,838,000, respectively. For the nine months ended January 31, 2025, cash used in operating activities was approximately $7,153,000. As of January 31, 2025, we had cash of approximately $9,138,000, working capital of approximately $9,221,754, and an accumulated deficit of approximately $85,638,000. Our primary source of operating funds since inception has been equity financings. As of January 31, 2025, we may have sufficient cash to fund our corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $7,153,000 and $5,186,000 for the nine months ended January 31, 2025 and 2024, respectively. Net cash used in operating activities during the nine months ended January 31, 2025, increased primarily due to the (i) increase in net loss of approximately $7,951,000 as compared to the nine months ended January 31, 2024, offset by (ii) increase in non-cash items of approximately $5,433,000 as compared to the nine months ended January 31, 2024, primarily due to the change in fair value of warrant liability and increase stock-based compensation and (iii) increase in changes in operating assets and liabilities of approximately $551,000 as compared to the nine months ended January 31, 2024, primarily due to changes in prepaid expenses and other current assets and changes in accounts payable and accrued liabilities.

Cash Used in Investing Activities

The Company used approximately $6,000 in cash for investing activities for the nine months ended January 31, 2025 for purchase of property and equipment as compared to $0 for the previous period.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $10,723,000 for the nine months ended January 31, 2025 primarily due to the sale of our common stock and warrants for approximately $10,147,000 in December 2024, net of offering costs and proceeds received from the exercise of stock warrants of approximately $576,000 as compared to $0 for the previous period.

Off-Balance Sheet Arrangements

As of January 31, 2025, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the nine months ended January 31, 2025. Critical accounting estimates made in accordance with our significant accounting policies are regularly discussed with the Audit Committee of the Company’s board of directors. Our critical accounting estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, and our significant accounting policies are discussed in Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the SEC on July 29, 2024.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the fiscal quarter ended January 31, 2025, that were not previously reported on a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act and subpart 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine months ended January 31, 2025, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act or subpart 104 of Regulation S-K.

Item 5. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the three months ended January 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer (Furnished not Filed)
32.2*	Section 1350 Certification of Chief Financial Officer (Furnished not Filed)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: March 17, 2025	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2025	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

