Form 10-K
period 2025-04-30
U.S. GOLD CORP.
filed 2025-07-29
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025 OR

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

As of October 31, 2024, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $62,456,823. This figure is based on the closing sale price of $6.15 per share of the Registrant’s common stock on October 31, 2024.

Number of shares of Common Stock outstanding as of July 28, 2025: 14,026,030

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement for its 2025 annual meeting of stockholders which the registrant intends to file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

U.S. GOLD CORP

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K (this “Form 10-K”) may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

●	The timing, process, and outcome of permitting, construction, and development activities at the CK Gold Project;
●	The assumptions and projections contained in our updated CK Gold Project prefeasibility study, including estimated mineral resources and mineral reserves, mine life, projected operating and capital costs, projected production, internal rate of return (“IRR”) and Net Present Value (“NPV”) calculations, and the possibility of upside potential at the project;
●	The planned extensions of our leases;
●	Our planned expenditures during our fiscal year ended April 30, 2026;
●	Future exploration plans and expectations related to our properties;
●	Our ability to fund our business through April 30, 2026 with our current cash reserves based on our currently planned activities;
●	Our anticipation of future environmental and regulatory impacts; and
●	Our business and operating strategies.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this Form 10-K, including:

●	Unfavorable results from our exploration activities;
●	Decreases in gold, copper or silver prices;
●	Whether we are able to raise the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of volatility in metals prices or unfavorable exploration results;
●	Whether we will be able to begin to mine and sell minerals successfully or profitably at any of our current properties at current or future metals prices;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events affecting the market prices for gold, copper, silver, and other minerals that may be found on our exploration properties;
●	Volatility in the market price of our common stock; and
●	The factors set forth under “Risk Factors” in Item 1A of this Form 10-K.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements speak only as of the date of this Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Form 10-K.

3

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

Corporate Organization Chart

The name and jurisdiction of incorporation, continuance, or organization for each of our subsidiaries as of July 29, 2025, is set out below. We own or control all of the outstanding equity interests in each of these subsidiaries, either directly or indirectly.

Corporate Address

The current address, telephone number of our offices are:

U.S. Gold Corp.

1910 E. Idaho Street, Suite 102-Box 604

Elko, NV 89801

(800) 557-4550

We make available, free of charge, on or through our website, at https://www.usgoldcorp.com, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (“Exchange Act”), and other information. Our website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Annual Report on Form 10-K. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Employees

As of April 30, 2025, we had 4 full-time employees and no part-time employees. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

OUR MINERAL PROPERTIES AND PROJECTS

Property Map

For a map showing the more precise location of each property, see the individual property descriptions set forth below.

Summary of Current Mineral Properties

Property	Stage of Property/Mine and mineralization types	Ownership, Mineral Rights, Leases or Options	Key permit conditions	Processing plants and other available facilities	Other

CK Gold Project - Wyoming	Development stage, proposed open-pit mine producing a copper concentrate containing gold, copper and silver from porphyry-style mineralization.	100% ownership - Two state of Wyoming Mineral Leases covering approximately 1,120 acres in Laramie County, Wyoming. State of Wyoming has certain royalty interests on mineral production.	Exploration permits received. Submitted applications to the Wyoming Division of Environmental Quality (the “WDEQ”) for the permit to mine and industrial siting. (granted). The WDEQ – Land Division has accepted the Company’s reclamation bond and issued a water discharge permit to the Company. The WDEQ – Air Quality Division has issued an air quality permit to the Company. All key permitting conditions were met in November 2024.	No significant facilities.
Keystone -Nevada	Gold exploration	100% ownership - 601 unpatented lode mining claims comprising approximately 20 square miles in Eureka County, Nevada.	Exploration permits received. Reclamation bonding in place. Additional exploration permits may be necessary for additional exploration.	No significant facilities.
Challis - Idaho	Gold exploration	100% ownership - 77 unpatented lode mining claims in Lemhi County, Idaho covering approximately 1,710 acres. A royalty interest has been granted on the Challis property.	Preparing a revised plan of operations for further exploration.	No significant facilities.
Maggie Creek -Nevada	Gold exploration	Having sold the project to Nevada Gold Mines Inc., we retain a potential Royalty position.	0.5% NSR subject to NGM exercising their option on the property, with a buy option to reduce the royalty to 0.25% for $800,000.	No significant facilities.

Summary of Previous Mineral Properties

Property	Stage of Property/Mine and mineralization types	Ownership, Mineral Rights, Leases or Options	Key permit conditions	Processing plants and other available facilities	Other

Maggie Creek - Nevada	Gold exploration	We sold our rights to acquire the property to Nevada Gold Mines (“NGM”) in November 2022. Royalty potential of 0.5% if NGM exercises its option and acquires the Maggie Creek property.	Previous exploration permit and reclamation bond have been transferred to NGM.	No significant facilities.	Drilled two exploration holes in the fiscal year ended April 30, 2022.

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

Location and Access

The CK Gold Project is located in southeastern Wyoming, approximately 20 miles west of the city of Cheyenne, on the southeastern margin of the Laramie Range (Figure 1). The property covers about two square miles that include the S½ Section 25, NE¼ Section 35, and all of Section 36, T.14N., R.70W., Sixth Principal Meridian. Access to within an approximate 4.0 miles of the property is provided by public paved and maintained gravel roads. An agreement with the private landowner (The Ferguson Ranch Inc. (“Ferguson Ranch”)) provides access for the remaining distance to the main project area. The surface of S½ Section 25, NE¼ Section 35 is privately owned by the Ferguson Ranch. An easement agreement providing access for exploration and potential development activities has been negotiated with an adjacent landowner. The fee for this easement is $10,000 per year, renewable each year prior to September 1. The surface of Section 36 is owned by the State of Wyoming and is currently leased to an adjacent landowner for grazing. Currently, the surface of Section 36 is leased for grazing by the Ferguson Ranch and part of the option to lease the lands necessary for project development and operation is compensation to the Ferguson Ranch for loss of grazing, as and when areas are impacted.

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

Lease 0-40828 is a ten-year lease that was renewed in 2023 and expires on February 1, 2033. Annual rental payments under this lease are $3.00 per acre. Lease 0-40858 is a ten-year lease that was renewed in 2024 and expires on February 1, 2034. Annual rental payments under this lease are $3.00 per acre. Each lease is renewable for successive ten-year terms by submitting a renewal application fee and paying a nominal fee of $50. We anticipate continuing to renew each lease beyond their current expiration dates.

Effective April 6, 2023, the Board of Directors of the Office of State Lands and Investments (“OSLI”) approved the recommendation from the staff of the OSLI fixing the production royalty rate at a flat 2.1% of net receipts received by us once the project is in operation. Additionally, once the project is in operation, the Board of Directors of the OSLI has the authority to reduce the royalty payable to the State. Additionally, original lease restrictions limiting operations on the lease areas, deemed critical mule deer habitat, were lifted by OSLI after the company came to an arrangement with The Wyoming Department of Game and Fish (“Game and Fish”) to make a compensatory payment to Game and Fish to support habitat and conservation measures. The agreed amount to be paid by the Company to Game and Fish once development and operational impact occur amounts to $300,000.

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

Per WDEQ’s letter of approval, there were three conditions to the MOP: (1) acceptance of a reclamation bond in the amount of $5,010,000; (2) receipt of a water discharge permit from WDEQ; and (3) receipt of the WDEQ Air Quality Division permit. The Company has now satisfied all three conditions. Specifically, the reclamation bond was accepted, the water discharge permit was obtained, and the WDEQ Air Quality Permit was received in November 2024.

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

Gustavson Associates LLC (now WSP USA, Inc.) completed a prefeasibility study in December 2021. The study incorporated data from the Company’s reverse circulation drilling programs, which included two holes drilled in 2017 and eight holes in 2018, totaling 12,040 feet. Both drilling programs were designed to investigate magnetic and induced polarization anomalies identified through geophysical surveys. In addition, the Company conducted a 2020 drilling program comprising 25 drill holes totaling 20,449 feet. The prefeasibility study confirmed favorable project economics, established the first mineral reserve, and recommended advancing the project to a full feasibility study.

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

Mineral Reserves and Mineral Resources

The mineral reserve and resource estimates included in the Technical Report Summary, effective as of January 6, 2025 and filed as an exhibit to this Form 10-K, were prepared by Antonio Loschiavo, P.Eng., and Mark Shutty, CPG, respectively.

CK Gold Project – Summary of Gold, Copper and Silver Mineral Resources at April 30, 2025 (Exclusive of Reserves)

	Mass	Gold (Au)		Copper (Cu)		Silver (Ag)		Au Equivalent (AuEq)
	Tons (000’s)	Oz (000’s)	oz/ st	lbs (millions)%		Oz (000’s)	oz/st	Oz (000’s)	oz/ st
Measured (M)	1,900	13	0.011	5	0.135	112	0.065	66	0.041
Indicated (I)	12,400	118	0.009	36	0.143	484	0.037	238	0.018
M + I	14,400	131	0.009	41	0.147	596	0.041	304	0.021

Inferred	34,900	334	0.010	112	0.161	1,073	0.031	653	0.019

(1) Mineral resources are estimated using Ordinary Kriging, constrained by geological domains based on lithology and mineralization controls. The underlying datasets supporting the resource estimate have been reviewed, validated, and verified by Mark Shutty, CPG.

(2) Mineral resources are reported in short tons within an optimized pit shell, using a breakeven gold equivalent (AuEq) cut-off grade of 0.39 g/t for Oxide and Mixed material and 0.34 g/t for Sulfide material. The overall average AuEq cut-off grade for all reported resources is 0.35 g/t. No dilution or mining recovery factors have been applied.

(3) The AuEq cut-off grade is calculated using realized metal prices of $1,860.10/oz Au, $3.92/lb Cu, and $22.52/oz Ag, with average metallurgical recoveries by oxidation type as follows:

Gold (Au): 55% (Oxide/Mixed), 64% (Sulfide)

Copper (Cu): 30% (Oxide), 78% (Mixed), 87% (Sulfide)

Silver (Ag): 61% (Oxide/Mixed), 70% (Sulfide)

(4) The optimized pit shell was generated using the Lerchs-Grossman method, incorporating all classified resources, realized metal prices, $2.50/ton mining costs, $9.20/ton processing costs, a 50° slope angle, and varying metallurgical recoveries as detailed in Table 11.12 in the Technical Report Summary incorporated by reference in this Form 10-K.

(5) No dilution or mining recovery factors have been applied to the resource estimate.

(6) There are no known legal, environmental, or permitting issues that impact the reported resources.

(7) Resources are reported within the Company’s permitted land tenure/exploration license boundaries.

(8) Mineral resources are classified in accordance with S-K 1300 definitions and are reported exclusive of mineral reserves.

(9) Rounding may result in minor discrepancies in tonnage, grade, and contained metal totals.

(10) There is no guarantee that mineral resources will be converted to mineral reserves.

(11) The mineral resource estimates were prepared, reviewed, and validated by Mark Shutty, CPG, the independent Qualified Person (QP) for these estimates, in accordance with S-K 1300 definition standards adopted on December 26, 2018.

(12) The effective date of the mineral resource estimate is January 6, 2025.

CK Gold Project – Summary of Gold, Copper and Silver Mineral Reserves at April 30, 2025

	Mass	Gold (Au)		Copper (Cu)		Silver (Ag)		Au Equivalent (AuEq)
	Tons (000’s)	Oz (000’s)	oz/ st	lbs (millions)%		Oz (000’s)	oz/ st	Oz (000’s)	oz/ st
Proven (P1)	34,500	595	0.017	133	0.192	1,591	0.046	909	0.026
Probable (P2)	38,800	426	0.011	127	0.164	1,417	0.037	763	0.020
P1 + P2	73,200	1,022	0.014	260	0.177	3,008	0.041	1,672	0.023

(1) Reserves tabulated above a “milling cut-off value” per ton (See Section 12.1.2 in the Technical Report Summary incorporated by reference in this Form 10-K for value per ton cut-off grade calculation).

(2) Note only 3 significant figures shown, may not sum due to rounding

For comparison, below are our mineral resources and mineral reserves at April 30, 2024:

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

(1) Reserves tabulated at a cutoff grade of (0.0107 – 0.0088) AuEq oz./st, 0.009 AuEq Oz/st average

(2) Note only 3 significant figures shown, may not sum due to rounding

Updated Prefeasibility Study (“PFS”)

On February 11, 2025, we released the results of our updated prefeasibility study (“PFS”). The PFS was prepared by the Company and Samuel Engineering Inc., with an effective date of February 10, 2025. The PFS outlines the basis to proceed to a feasibility study (“FS”).

The following are highlights from the PFS:

●	AuEq production of 1,112,000 AuEq ounces over the mine life, or 111,250 AuEq ounces per year, assuming a 10-year mine life. The first three years average 143,278 AuEq ounces annually. Over the life of the mine, the PFS estimates total production of approximately 679,548 ounces of gold, 208.3 million pounds of copper, and 2.04 million ounces of silver. Additionally, over the life of the mine, the PFS estimates total sales of approximately 662,560 ounces of gold, 195.4 million pounds of copper, and 1.07 million ounces of silver.

●	Base case Net Present Value (“NPV”) of $459 million (pre-tax), at a discount rate of 5%, and Internal Rate of Return (“IRR”) of 36.0%, each based on price assumptions of $2,100 per ounce of gold, $4.10 per pound of copper and $27 per ounce of silver. The project payback improved by 15%, and the NPV improved by 42% over the prior prefeasibility study. Reflecting potential higher price assumptions of $3,000 per ounce gold and $4.50 per pound copper, the NPV increases to $952 million (pre-tax) with a 60.8% IRR.

●	All-in sustaining cost of $937 per AuEq ounce (life of mine average).

●	Initial capital requirements of $277 million, which includes approximately $3.6 million of capital retention payments post-construction.

●	Mineral Reserves of 1.672 million AuEq ounces, supporting an eight-year mine life and 10 years of processing. This includes 1.022 million ounces of gold, 259.7 million pounds of copper, and 3.008 million ounces of silver—a 16% increase over the AuEq ounces reflected in the prior prefeasibility study.

●	Aggregate potential, not included in the study economics presented, could provide significant upside potential for an additional revenue stream should the beneficial use of aggregate produced from mine waste be recognized and commercialized.

●	Advancing toward FS completion by the end of 2025, with key groundwork already completed to facilitate fast-tracking. No extensive additional fieldwork or major expenses are required for FS completion.

●	Exploration potential exists to expand resources at depth and to the southeast of the main orebody, potentially extending mine life or increasing production.

The economic projections in the PFS are subject to a variety of assumptions and qualifications that are described in more detail in the Technical Report Summary incorporated by reference into this Form 10-K. In summary, the low-grade copper, silver and gold deposit located on Wyoming State Land and under lease to US Gold Corp, is proposed as an open pit mine. The rate of extraction will be sufficient to feed minerals to the process plant at a rate of 20,000 tons per day, involving the removal of surrounding waste material at a similar rate. The process plant serves to crush and grind the ore into a fine particle form in a slurry, whereupon the copper, silver and gold values can be separated from non-mineralized rock into a concentrate using froth flotation. The concentrate will be dried and shipped off site and sold to a smelter for final metal extraction. The waste material will be filtered to recoup and recycle water back to the process plant, and the filtered tailings will be trucked and mechanically stacked onto a tailings pile. The process facility is also on the same Wyoming State section less than a mile away from the mineralized orebody, with the entire operation some 20-miles west of Cheyenne. The metallurgical test work supporting the extraction methodology was initially performed by a previous owner between 2009 and 2012, but the Company has gathered additional representative sample and conducted further extensive test work between 2020 and 2023. The results of that work were incorporated into the PFS. The Company expects to finalize the feasibility study at a later date.

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

Recent Activities

We submitted both of our major permit applications during the year-ended April 30, 2023, the MOP and Industrial Siting Permit (the “ISP”). We were granted our ISP in June 2023 providing local governments the ability to receive state funds to mitigate impacts from the anticipated construction and operation of our CK Gold Project. In May 2024, we received approval of the MOP subject to three conditions (reclamation bond approval, water discharge permit and air quality permit). All three of these conditions have been satisfied.

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

Figure 2 – Location of Keystone Project and Major Gold Trends in Nevada

N
Notes:
Coordinate System - NAD27,
UTM Zone 11
Grid in meters
Legend
Current Claim Boundary
Patented
Unpatented
Plan of Operations
Date Issued: 07/27/2023
Revised Date:
Scale: 1: 40000
Drawn By: Keith Fowlow
500
1,000
1,500 m
US Gold Corp.
Claim Map
U.S. GOLD
CORP

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

We acquired the mining claims comprising the Keystone Project on May 27, 2016 from Nevada Gold Ventures, LLC and Americas Gold Exploration, Inc. (“Americas Gold”). Some of the Keystone claims are subject to pre-existing net smelter royalty (“NSR”) obligations. In addition, Nevada Gold Ventures, LLC, retained additional NSR rights of 0.5% with regard to certain claims and 3.5% with regard to certain other claims. The unpatented mining claims comprising the Keystone Project, with applicable NSR obligations, are as follows:

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

The Challis Gold Project, Idaho

Location

The Challis Gold property is situated in the Salmon River Mountains, approximately 40 km (25 mi) southwest of the town of Salmon, Idaho, and 69 km (43 mi) north of the smaller town of Challis (Figure 4). The project area is considered to be within the Cobalt Mining District, as the past-producing Blackbird Cobalt Mine is located 9.3 km (5.75 mi) north-northwest of the property. The nearly-abandoned town of Cobalt, a previous company town for the Blackbird Mine, is along Panther Creek 9.7 km (6 mi) northeast of the property. Meridian Gold’s Beartrack Mine, the closest of the larger gold mines in the region, is 24 km (15 mi) northeast of the Challis Gold Project. The central portion of the property is located at approximately 45º 2’ North Latitude and 114º 20’ West Longitude. The claims are situated in the south-central portion of unsurveyed Township T20N, R18E.

RAM 20
RAM 13
RAM 14
RAM 15
RAM 16
RAM 17
RAM 19
Musky 3
RAM 8
RAM 9
RAM 10
RAM 11
RAM 12
RAM 18
RAM 1
RAM 3
RAM 4
RAM 5
RAM 6
20N 18E
Ostrander
Creek
Adit
RIDGE

Explanation

— Existing Road

Project Area (380 acres)

Claims

Land Status

U.S. Forest Service

Private

0 500 1,000 Feet

N

U.S. GOLD CORP.

CHALLIS EXPLORATION PROJECT

Land Surface Ownership

Label: Figure 3	Drawn By: TLF
Date: 06/23/2021	Project No.: 4559
Base Map: USGS7.5' quad: Blackbird Creek	
File Name: 4559T_Challis_USFS_Fig3.mxd	

EM STRATEGIES

Figure 4: The Challis Gold Project Location in Idaho

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

Gold mineralization occurs within epithermal quartz veins, quartz vein stockworks, and silicified breccia. The mineralization displays the characteristics of a low sulfidation epithermal gold system. The Musgrove Mine – Johny’s Point mineral trend has been defined by a broad soil and rock chip gold and arsenic anomaly that extends a distance of 3,000 feet and is up to 800 feet wide. Approximately 600 feet of this zone has been drilled with the remainder tested by wide spaced drilling.

Infrastructure and Facilities

The Challis Gold project does not currently include any significant facilities. The Challis property is located in the Salmon-Challis National Forest and is reached by paved and unpaved roads. There are historic workings in the area and there has been recent mining activity in the area. The site is somewhat remote from grid power and power lines would have to be extended into the area, or onsite power generation used to support an eventual operation. There is water in the area from both surface and sub-surface sources. The Bear Track operation, now closed but under renewed exploration, is some 16 miles as the crow flies to the northeast of the property. Historic mining was conducted; however, the facilities have been abandoned decades ago and the nearest habited area is a forest ranger station near Forney some 5-miles from site.

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

The State of Wyoming, where we focus mineral exploration and development efforts at the CK Gold Project, requires exploration and mining projects to obtain permits from the Wyoming Department of Environmental Quality (WDEQ), and various other state agencies. New and expanding facilities are required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. WDEQ, in granting permits, requires that reclamation plans and permits are in place and that bonds have been secured covering the cost of remediation of disturbances on both state and private land.

Executive Officers of U.S. Gold Corp.

Name	Age	Principal Occupation	Officer/ Director Since
Eric Alexander	58	Chief Financial Officer - Principal Financial and Accounting Officer of U.S. Gold Corp.	2020
George M. Bee	67	Chief Executive Officer, President and Director of U.S. Gold Corp.	2020
Kevin Francis	65	Vice President – Exploration and Technical Services	2021

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. As of April 30, 2025, management has concluded that our internal controls over financial reporting were effective.

There is substantial doubt about whether we can continue as a going concern.

To date, we have earned no revenues and have incurred accumulated net losses of $93.4 million. We have limited financial resources. As of April 30, 2025, we had cash and cash equivalents of $8.2 million and working capital of $8.0 million. Therefore, our continuation as a going concern is dependent upon our achieving a future financing or strategic transaction. However, there is no assurance that we will be successful pursuing a financing or strategic transaction. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern. Ultimately, in the event that we cannot obtain additional financial resources, or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations. Such additional financial resources may not be available or may not be available on reasonable terms. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

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

We may enter into future joint ventures or partnership arrangements with other parties in relation to the exploration, of a certain portion of the CK Gold, Keystone and Challis Gold properties, in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of consenting documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the Common Shares.

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

Our success is also dependent on the contributions of highly skilled and experienced consultants and contractors. Our ability to achieve our operating goals depends upon our ability to retain such consultants and contractors in order to execute our strategy. There continues to be competition over highly skilled consultants and contractors in our industry. If we lose key consultants, contractors, or one or more members of our senior management team, and we fail to develop adequate succession plans, our business, financial condition, results of operations and cash flows could be harmed.

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

We use a variety of outsourced contractors to execute our exploration programs. Drilling contractors need to be able to access our projects and ensure social distancing recommended safety standards. While our contractors are currently able to access our projects, there can be no assurances that this access will continue if subsequent waves of the infection or variant strains appear.

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

Global and regional political and economic conditions could adversely impact the Company’s business.

Political and economic shifts, both domestic and international, may create uncertainty and pose risks to the Company’s operations. Policies related to populism, protectionism, economic nationalism, and attitudes toward multinational corporations could result in regulatory changes, trade barriers, or investment restrictions. Additionally, international trade disputes-including tariffs, counter-tariffs, export controls, sanctions, and currency regulations-may increase costs and disrupt supply chain, operating model, and customer relationships.

Further, market volatility, driven by shifts in U.S. and foreign trade policies, fluctuating interest rates, or currency controls may affect gold prices, capital availability, and investor confidence. Even the perception of these risks could lead to reduced investment, higher production costs, and operational challenges. If such trends continue, they may have a material adverse effect on the business and financial performance.

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

As of April 30, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the twelve months period ended April 30, 2025, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “USAU”.

Holders of Common Stock

On July 28, 2025, we had 86 registered holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms. On July 28, 2025, the closing sales price of our common stock as reported on NASDAQ Capital Market was $11.11 per share.

Dividends and Dividend Policy

We do not anticipate paying dividends on shares of our common stock in the foreseeable future as our Board intends to retain future earnings for use in our business. Any future determination as of the payment of dividends on our common stock will depend upon our financial condition, results of operations and such other factors as our Board seems relevant.

Recent Sales of Unregistered Securities.

There were no sales of unregistered securities during the fiscal year ended April 30, 2025 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. None of the transactions involved any underwriters, underwriting discounts or commissions.

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

Summary of Activities for the Fiscal Year Ended April 30, 2025

During the fiscal year ended April 30, 2025, we focused primarily on advancing our CK Gold Project in Wyoming with the final approval of our surface gold mine permit (mine operation and reclamation plan (“MOP”)) which was conditionally approved in April 2024, subject to three conditions, which were all satisfied between June 2024 and November 2024, released a revised prefeasibility study in February 2025 and continued engineering studies towards the completion of a feasibility study. We continue to enhance our understanding of the Keystone Project deposit in Nevada and worked towards the filing of an exploration Plan of Operation on our Challis Gold Project in Idaho. Management focused on investor relations and awareness, resulting in the completion of an equity financing in December 2024.

An overview of certain significant events follows:

CK Gold Project, Wyoming

●	In May 2024, we received notification from the Land Quality Division of the Wyoming Department of Environmental Quality (WDEQ) that we received approval on our MOP, subject to certain conditions.
●	In June 2024, we satisfied two of the three conditions associated with our MOP with (1) the approval of our Wyoming Pollutant Discharge Elimination System permit and (2) acceptance by the WDEQ of our reclamation bond.
●	In November 2024, we received final permit approval from the Air Quality Division of the WDEQ. With this approval, the last of the three conditions associated with the recently granted MOP has been fulfilled.
●	On February 11, 2025, we released the results of our revised prefeasibility study and published our Technical Summary Report in accordance with S-K 1300.

Sales of Common Shares to raise a total of $10.2 million in cash

On November 27, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional and accredited investors in connection with a registered direct offering of 1,457,700 shares of our common stock at a price of $7.00 per share and warrants to purchase 728,850 shares of our common stock at an exercise price of $9.50 per share (the “Registered Offering”). The warrants are exercisable on May 27, 2025 and will expire on November 27, 2027. The aggregate gross proceeds of the Registered Offering was approximately $10.2 million. The closing of the Registered Offering occurred on December 6, 2024.

Shareholder Meeting, Appointment of Directors and Corporate Matters

On April 28, 2025, we held our annual meeting of stockholders. At that meeting, among other matters, shareholders re-elected to our Board the five incumbent Directors: Mr. Norman, Mr. Bee, Mr. Schafer, Mr. Waldkirch and Ms. Fipke. Each of the elected Directors will hold office until the next meeting of stockholders and until their successors are named and qualified or until their earlier resignation or removal. The stockholders also ratified the appointment of our audit firm for our fiscal year ended April 30, 2025. The stockholders also approved, by a non-binding advisory vote, the compensation of our named executive officers. Lastly, the stockholders also approved, by a non-binding advisory vote, the frequency of future advisory votes on the compensation of our named executive officers. Based on these results and consistent with our recommendation, our Board has determined that we will conduct future advisory votes on the compensation of our named executive officers every three years. This policy will remain in effect until the next stockholder vote on the frequency of advisory votes on executive compensation, which is expected to occur at our 2031 annual meeting of stockholders.

Results of Operations

Net Revenues

We are a development-stage company with no operations, and we did not generate any revenues for the years ended April 30, 2025 and 2024.

Operating Expenses

Total operating expenses for the fiscal year ended April 30, 2025, as compared to the fiscal year ended April 30, 2024, were approximately $13,006,000 and $7,257,000, respectively. The approximate $5,749,000 increase in operating expenses for the fiscal year ended April 30, 2025, as compared to the fiscal year ended April 30, 2024, is comprised of (i) an increase in compensation of approximately $842,000 primarily due to an increase in stock-based compensation related to RSUs, DSUs and stock option grants to officers and employees during the year ended April 30, 2025 and annual bonus payments, (ii) an increase of approximately $951,000 in exploration expenses on our mineral properties due to the increase in exploration activities and related consulting expenses at our CK Gold property, (iii) an increase in professional and consulting fees of approximately $1,471,000 primarily due to an increase in general strategic, permitting and engineering studies and consulting services of approximately $1,012,000, an increase in stock-based consulting expenses of approximately $256,000, and an increase in director fees, including stock-based director fees, of approximately $618,000, offset by a decrease in legal fees of approximately $4,000, a decrease in investor relation fees of approximately $337,000 and a decrease in accounting fees of approximately $74,000 and (iv) an increase in general and administrative expenses of approximately $2,484,000 due primarily to an increase in advertising expenses of approximately $2,175,000 and insurance expenses of approximately $244,000.

Loss from Operations

We reported a loss from operations of approximately $13,006,000 and $7,257,000 for the fiscal years ended April 30, 2025 and 2024, respectively.

Other Income (Loss)

We reported other income (loss) of approximately ($7,554,000) and $360,000 for the fiscal years ended April 30, 2025 and 2024, respectively. We reported a change in fair value of warrant liability of approximately ($7,714,000) and $314,000 for the fiscal years ended April 30, 2025 and 2024, respectively. We reported interest income and gain from settlement of asset retirement obligation of approximately $161,000 and $0, respectively, for the fiscal year ended April 30, 2025, as compared to approximately $40,000 and $6,000, respectively, during the fiscal year ended April 30, 2024.

Net Loss

We reported a net loss of approximately $20,559,000 and $6,897,000 for the fiscal years ended April 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2025, compared to April 30, 2024, and the changes between those periods:

	April 30, 2025	April 30, 2024	Increase (decrease)
Current Assets	$8,895,398	$6,523,111	$2,372,287
Current Liabilities	$879,953	$452,790	$427,163
Working Capital	$8,015,445	$6,070,321	$1,945,124

As of April 30, 2025, we had working capital of $8,015,445, as compared to working capital of $6,070,321 as of April 30, 2024, an increase of $1,945,124.

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

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2025 and 2024, we incurred net losses in the amounts of approximately $20,559,000 and $6,897,000, respectively. For the fiscal year ended April 30, 2025, cash used in operating activities was approximately $9,872,000. As of April 30, 2025, we had cash of approximately $8,169,000, working capital of approximately $8,015,000, and an accumulated deficit of approximately $93,407,000. Our primary source of operating funds since inception has been equity financing. As of April 30, 2025, we may have sufficient cash to fund our corporate activities, general and administrative costs, and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $9,872,000 and $7,076,000 for the fiscal years ended April 30, 2025 and 2024, respectively. Net cash used in operating activities during the fiscal year ended April 30, 2025, increased primarily due to the (i) increase in net loss of approximately $13,662,000 as compared to the fiscal year ended April 30, 2024, (ii) increase in non-cash items of approximately $9,385,000 as compared to the fiscal year ended April 30, 2024 primarily due to the change in fair value of warrant liability and stock-based compensation and (iii) decrease in changes in operating assets and liabilities of approximately $1,481,000 as compared to the fiscal year ended April 30, 2024 primarily due to changes in prepaid expenses and other current assets, reclamation bond deposit, and changes in accounts payable and accrued liabilities.

Cash Used in Investing Activities

Net cash used in investing activities during the year fiscal ended April 30, 2025 was approximately $6,000 for the purchase of property and equipment as compared to $0 during the fiscal year ended April 30, 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $12,473,000 for the fiscal year ended April 30, 2025 primarily due to the sale of our common stock and warrants for approximately $10,146,000 in December 2024, net of offering costs and proceeds received from the exercise of stock warrants of approximately $2,327,000. Net cash provided by financing activities totaled approximately $4,828,000 for the fiscal year ended April 30, 2024 due to the sale of our common stock and warrants for approximately $4,828,000 in April 2024, net of offering costs.

Off-Balance Sheet Arrangements

As of April 30, 2025, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

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

APRIL 30, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

U.S. Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of U.S. Gold Corp. (the “Company”) as of April 30, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

We have served as the Company’s auditors from 2016 through 2018 and subsequently reappointed as the Company’s auditor in 2019.

Houston, TX

July 29, 2025

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash	$8,168,767	$5,574,278
Prepaid expenses and other current assets	726,631	948,833

Total current assets	8,895,398	6,523,111

NON - CURRENT ASSETS:
Property, net	431,875	458,107
Reclamation bond deposit	1,134,329	1,159,329
Operating lease right-of-use asset, net	34,410	70,331
Mineral rights	14,370,255	14,370,255

Total non - current assets	15,970,869	16,058,022

Total assets	$24,866,267	$22,581,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$636,734	$352,804
Stock payable	208,809	42,500
Operating lease liabilities, current portion	34,410	57,486

Total current liabilities	879,953	452,790

LONG- TERM LIABILITIES
Warrant liability	11,631,100	3,916,900
Asset retirement obligation	338,421	307,657
Operating lease liabilities, less current portion	–	12,845
Deferred tax liability	430,486	430,486
Total long-term liabilities:	12,400,007	4,667,888

Total liabilities	13,279,960	5,120,678

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of April 30, 2025 and 2024	–	–
Common stock, $0.001 par value; 200,000,000 shares authorized; 12,692,784 shares and 10,732,277 shares issued and outstanding as of April 30, 2025 and 2024	12,693	10,732
Additional paid-in capital	104,980,837	90,297,824
Accumulated deficit	(93,407,223)	(72,848,101)

Total stockholders’ equity	11,586,307	17,460,455

Total liabilities and stockholders’ equity	$24,866,267	$22,581,133

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	April 30, 2025	April 30, 2024

Net revenues	$–	$–

Operating expenses:
Compensation and related taxes - general and administrative	2,198,480	1,356,442
Exploration costs	2,420,193	1,468,830
Professional and consulting fees	4,526,468	3,055,594
General and administrative expenses	3,860,372	1,376,471

Total operating expenses	13,005,513	7,257,337

Loss from operations	(13,005,513)	(7,257,337)

Other income (loss):
Gain from settlement of asset retirement obligation	–	6,075
Interest income	160,591	39,829
Change in fair value of warrant liability	(7,714,200)	313,950

Total other income (loss)	(7,553,609)	359,854

Loss before provision for income taxes	(20,559,122)	(6,897,483)

Provision for income taxes	–	–

Net loss	$(20,559,122)	$(6,897,483)

Net loss per common share, basic and diluted	$(1.80)	$(0.74)

Weighted average common shares
outstanding - basic and diluted	11,429,229	9,356,931

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2025 AND 2024

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2023	9,295,837	$9,296	$84,799,263	$(65,950,618)	$18,857,941

Issuance of common stock, net of offering cost	1,400,000	1,400	4,826,291	–	4,827,691

Issuance of common stock for prepaid services	25,000	25	143,975	–	144,000

Issuance of common stock for services	13,147	13	52,487	–	52,500

Cancellation of shares	(1,707)	(2)	2	–	–

Accretion of stock based compensation in connection with stock option grants	–	–	29,608	–	29,608

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	–	–	446,198	–	446,198

Net loss	–	–	–	(6,897,483)	(6,897,483)

Balance, April 30, 2024	10,732,277	10,732	90,297,824	(72,848,101)	17,460,455

Issuance of common stock, net of offering cost	1,457,700	1,458	10,144,165	–	10,145,623

Issuance of common stock for exercise of stock warrants	464,668	465	2,326,983	–	2,327,448

Issuance of common stock for services including accrued and prepaid services	30,212	30	119,970	–	120,000

Issuance of common stock for vested restricted common stock unit	7,927	8	(8)	–	–

Accretion of stock based compensation in connection with stock option grants	–	–	1,091,032	–	1,091,032

Stock-based compensation in connection with restricted common stock award grants and restricted and deferred common stock unit grants	–	–	1,000,871	–	1,000,871

Net loss	–	–	–	(20,559,122)	(20,559,122)

Balance, April 30, 2025	12,692,784	$12,693	$104,980,837	$(93,407,223)	$11,586,307

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	April 30, 2025	April 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,559,122)	$(6,897,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,390	32,818
Accretion	30,764	27,968
Amortization of right-of-use asset	57,485	55,357
Stock based compensation	2,146,903	593,556
Amortization of prepaid stock based expenses	22,500	229,850
Gain from settlement of asset retirement obligation	–	(6,075)
Change in fair value of warrant liability	7,714,200	(313,950)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	222,202	(504,943)
Reclamation bond deposit	25,000	(301,820)
Accounts payable and accrued liabilities	326,430	36,386
Stock payable	166,309	27,350
Operating lease liability	(57,485)	(55,357)

NET CASH USED IN OPERATING ACTIVITIES	(9,872,424)	(7,076,343)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(6,158)	–

NET CASH USED IN INVESTING ACTIVITIES	(6,158)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance cost	10,145,623	4,827,691
Issuance of common stock for exercise of stock warrants	2,327,448	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,473,071	4,827,691

NET INCREASE/(DECREASE) IN CASH	2,594,489	(2,248,652)

CASH - beginning of year	5,574,278	7,822,930

CASH - end of year	$8,168,767	$5,574,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$42,500	$15,150
Issuance of common stock for prepaid services	$–	$63,600
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$21,564	$93,608

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-K, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for financial information, which includes the consolidated financial statements and presents the consolidated financial statements of the Company and its wholly-owned subsidiaries as of April 30, 2025. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at April 30, 2025 and 2024. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At April 30, 2025 and 2024, the Company had bank balances of approximately $7.9 million and $5.2 million, respectively, exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $726,631 and $948,833 at April 30, 2025 and 2024, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the years ended April 30, 2025 and 2024.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

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

Warrant Liability

The Company accounts for the 625,000 warrants and 870,000 warrants issued in March 2022 and April 2023 (the “Warrant Agreements”), respectively, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability (see Note 9). Accordingly, the Company classifies these warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants is estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period (see Notes 9 and 14).

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

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

Segment Information

The Company is engaged in the exploration and evaluation of its mineral properties. In accordance with ASC 280 — Segment Reporting, the Company has determined that it operates in one operating and reportable segment. Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (CODM). This determination is based on the manner in which the CODM, identified as the Chief Executive Officer, makes operating decisions, allocates resources and assesses financial performance.

All activities are related to the exploration and evaluation of mineral properties, and the Company has not commenced commercial operations or generated revenues to date. Internal reporting and decision-making are performed, and all financial results are reviewed on a consolidated basis by the CODM, without differentiation by individual exploration property. The single segment constitutes all the consolidated entity, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the fiscal years ended April 30, 2025 and 2024, the Company operated in one operating segment.

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

In November 2023, FASB issued Accounting Standards Update (“ASU No. 2023-07”), Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amended Topic 280. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. ASU 2023-07 requires public entities to disclose factors used to identify the entities’ reportable segments, how the Chief Operating Decision Maker (“CODM”) uses the reported measure(s) of a segment’s profit or loss to assess segment performance and decide how to allocate resources, significant expenses regularly provided to the CODM and included within the reported measure(s) of a segment’s profit or loss, types of products and services from which each reportable segment derives its revenues, and the title and position of the CODM. The new standard is effective for public entities with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and is required to be adopted retrospectively for all prior periods presented in the consolidated financial statements. The adoption of this ASU only impacted disclosures with no impact on the Company’s consolidated financial statements. The Company adopted this ASU effective May 1, 2024; see Segment Information above.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

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

In March 2024, the Securities and Exchange Commission (SEC) issued its final rule, The Enhancement and Standardization of Climate-Related Disclosures for Investors that requires the Company to provide certain climate-related information in its registration statements and annual reports. The rule provided a phased-in compliance period and was effective for fiscal years beginning after December 15, 2024, with early adoption permitted. On April 4, 2024, the SEC issued an order staying the final rule pending completion of judicial review by the U.S. Court of Appeals for the Eighth Circuit and, therefore, the timing of the effectiveness of these disclosure requirements is uncertain. The Company is currently monitoring the timing of adoption and evaluating the impact of the potential adoption of this standard on its consolidated financial statements.

On November 4, 2024, the FASB issued ASU No. 2024-03 Subtopic 220-40 – Disaggregation of Income Statement Expenses (“ASU 2024-03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2024-03 may have on the Company’s consolidated financial statements.

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 30, 2025, the Company had cash of approximately $8.2 million, working capital of approximately $8.0 million which consists primarily of cash and prepaid expenses and other current assets and an accumulated deficit of approximately $93.4 million. The Company had a net loss and cash used in operating activities of approximately $20.6 million and $9.9 million, respectively, for the year ended April 30, 2025. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financing. As noted in Note 10, in November 2024, the Company completed a registered offering which raised total gross proceeds of approximately $10.2 million before deducting fees and other estimated offering expenses. As of the date of filing the annual report for the year ended April 30, 2025, the Company has sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements.

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

APRIL 30, 2025

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

As of the dates presented, mineral properties consisted of the following:

	April 30, 2025	April 30, 2024
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	April 30, 2025	April 30, 2024
Site costs	$203,320	$203,320
Land	352,718	352,718
Computer equipment	9,924	3,766
Vehicle	39,493	39,493
Total	605,455	599,297
Less: accumulated depreciation	(173,580)	(141,190)
Total	$431,875	$458,107

For the years ended April 30, 2025 and 2024, depreciation expense amounted to $32,390 and $32,818, respectively.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals allowing the Company to undergo exploration activities at the CK Gold and Keystone projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the years presented:

	April 30, 2025	April 30, 2024

Balance, beginning of year	$307,657	$285,764
Retired	-	(6,075)
Accretion expense	30,764	27,968
Balance, end of year	$338,421	$307,657

For the years ended April 30, 2025 and 2024, accretion expense amounted to $30,764 and $27,968, respectively.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

NOTE 7 — OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

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

On September 1, 2021, the Company entered into a lease agreement for another facility in Cheyenne, Wyoming. The initial term of the lease was for a two-year period from September 2021 through August 2023. On October 18, 2023, the Company entered into a lease amendment effective as of September 1, 2023 and extended the lease for a period of two years expiring August 31, 2025. On June 18, 2025, the Company entered into another lease amendment effective as of September 1, 2025, to extend the lease for a period of two years expiring August 31, 2027. The Company will not have an option to renew the lease past August 31, 2027, unless agreed to by the lessor and the Company. Pursuant to the lease amendment, the monthly base rent will increase from $3,265 to $3,600. On September 1, 2023, the effective date of the amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $72,672 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%.

During the years ended April 30, 2025 and 2024, lease expense of approximately $76,000 and $74,000, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	April 30, 2025	April 30, 2024
Operating leases	$34,410	$70,331

Operating Lease liabilities are summarized below:

	April 30, 2025	April 30, 2024
Operating lease, current portion	$34,410	$57,486
Operating lease, long term portion	-	12,845
Total lease liability	$34,410	$70,331

The weighted average remaining lease term for the operating leases is 0.75 years and the weighted average incremental borrowing rate is 8.0% at April 30, 2025.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

The following table includes supplemental cash and non-cash information related to the Company’s lease:

	Years ended April 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$61,034	$59,148
Lease assets obtained upon lease modification	$21,564	$93,608

The remaining minimum lease payments under non-cancelable operating leases at April 30, 2025 are as follows:

Year ended April 30, 2025	35,570
Less: imputed interest	(1,160)
Total present value of lease liability	$34,410

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

On November 25, 2024, the Company and Norman Consulting entered into a consulting agreement (the “November 2024 Agreement”) for an initial term of 12 months, which shall automatically renew for successive 12-month period unless terminated by the Company. As compensation for services rendered by Norman Consulting to the Company in connection with the November 2024 Agreement, the Company shall pay Norman Consulting an annual consulting fee of $250,000, which shall be paid in equal monthly installments. Additionally, Norman Consulting shall be entitled to receive payments upon the occurrence of a “transformative transaction” (as defined in the November 2024 Agreement). The Company also agreed to compensate Norman Consulting for its past services to the Company from March 2024 to October 2024 by (i) issuing 19,779 restricted shares of the Company’s common stock to Norman Consulting and (ii) paying a lump-sum cash payment of $65,000 to Norman Consulting. The Company paid consulting fees to Norman Consulting of $210,833 and $100,000 in cash during the year ended April 30, 2025 and 2024, respectively. Additionally, as of April 30, 2025, the Company recorded accounts payable and accrued expenses, including stock payable totaling $199,412 due to Norman Consulting that was included in accounts payable and accrued liabilities.

NOTE 9 — WARRANT LIABILITY

As of April 30, 2025 and 2024, the Company’s warrant liabilities were valued at $11,631,100 and $3,916,900, respectively. Under the guidance in ASC 815-40, certain warrants do not meet the criteria for equity treatment. These warrants include a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the completion of a “fundamental transaction.” A fundamental transaction, as defined in the warrants, includes (a) any merger or consolidation by and between the Company and another Person, (b) the sale or other disposition by the Company of all or substantially all of its assets, (c) the completion of any tender offer or exchange offer pursuant to which the holders of greater than 50% of the Company’s outstanding common stock has agreed to tender or exchange their securities, and (d) the consummation of a stock purchase agreement or other business combination whereby another Person acquires more than 50% of the outstanding shares of common stock of the Company. In the event of a fundamental transaction, the holder of the warrant has the right to require that the Company purchase the warrant from the holder by paying the holder an amount of cash equal to a valuation based on the Black-Scholes Option Pricing Model reflecting an expected volatility equal to the greater of 100% or the 100-day volatility as of the trading day immediately following the public announcement of the applicable fundamental transaction. This volatility input precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company has concluded that liability accounting is required.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

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

The key inputs for the warrant liability were as follows as of April 30, 2025:

Key Valuation Inputs
Expected term (years)	3.45
Annualized volatility	64.0%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.61%
Stock price	$10.97
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 3.45 years

The key inputs for the warrant liability were as follows as of April 30, 2024:

Key Valuation Inputs
Expected term (years)	4.45
Annualized volatility	78.9%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	4.75%
Stock price	$4.18
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 4.45 years

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the years ended April 30, 2025 and 2024:

Warrant Liability
Fair value as of April 30, 2023	$4,230,850
Change in fair value of warrant liability	(313,950)
Fair value as of April 30, 2024	3,916,900
Change in fair value of warrant liability	7,714,200
Fair value as of April 30, 2025	$11,631,100

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

NOTE 10 — STOCKHOLDERS’ EQUITY

As of April 30, 2025, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of April 30, 2025 and 2024.

Common Stock issued for cash

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

On November 27, 2024, the Company entered into a Securities Purchase Agreement with certain investors providing for the issuance and sale by the Company in a registered direct offering (the “Offering”) an aggregate of 1,457,700 shares of the Company’s common stock at a purchase price of $7.00 per share and warrants to purchase up to 728,850 shares of common stock at an exercise price of $9.50 per share (the “November 2024 Warrants”). Each of the November 2024 Warrants are exercisable six months from their date of issuance and have a term expiring three years after their initial issuance date. The aggregate gross proceeds from the Offering were $10,203,858, before deducting legal and related offering expenses of $58,235. The Offering closed on December 6, 2024.

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

Between February 2025 and April 2025, the Company issued an aggregate of 344,668 shares of common stock upon the exercise of 344,668 common stock purchase warrants and received proceeds of approximately $1,751,848.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

Common Stock Issuances, Restricted Stock Awards, and RSUs/DSUs Granted for Services

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

On October 24, 2023, the Company issued 25,000 shares of common stock to a consultant in connection with an investor relations agreement for services to be rendered from April 2023 to April 2024. The 25,000 shares of common stock had a fair value of $144,000, or $5.76 per share, based on the quoted trading price on the date of grant. The Company reduced accrued liabilities by $8,400 and recognized stock-based consulting of $135,600 during the year ended April 30, 2024.

On September 26, 2024, the Company issued 16,216 shares of common stock to a consultant in connection with a consulting agreement for services to be rendered from March 2024 to March 2025. The 16,216 shares of common stock had a fair value of $60,000, or $3.70 per share, based on the quoted trading price on the starting date of the consulting agreement. The Company reduced accrued liabilities by $7,500 and recognized stock-based compensation of $52,500 during the year ended April 30, 2025.

On September 26, 2024, the Company issued 7,927 shares of common stock to a former director in connection with vested restricted stock units (RSUs).

On September 30, 2024, the Company issued an aggregate of 13,996 shares of common stock to a consultant in connection with a consulting agreement for services rendered from October 2023 to September 2024. The 13,996 shares of common stock had a fair value of $60,000, or $4.29 per share, based on the quoted trading prices on the respective monthly valuation dates, which was fully vested and expensed over each monthly service period from October 2023 to September 2024. In connection with this issuance, the Company reduced accrued liabilities by $35,000 and recognized stock-based compensation of $25,000 during the year ended April 30, 2025.

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

Total stock compensation expense for awards issued for services of $1,000,871 and $446,198 was expensed for the years ended April 30, 2025 and 2024, respectively. As of April 30, 2025, there were 57,298 unvested RSUs and 6,049 unvested DSUs outstanding, with a total unvested compensation expense of $445,494 remaining to be expensed, which will vest upon the occurrence of certain conditions. Additionally, there were 484,898 vested RSUs and 38,216 vested DSUs that had been awarded but had not yet been converted into common stock. In total, 586,461 RSUs and DSUs, both vested and unvested, remained outstanding as of April 30, 2025.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

A summary of the changes in RSUs and DSUs outstanding during the years ended April 30, 2025 and 2024, is as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2023	433,475	$10.31
Vested and converted into common stock	-	-
Balance at April 30, 2024	433,475	10.31
Granted	160,913	7.62
Vested and converted into common stock	(7,927)	9.34
Balance at April 30, 2025	586,461	$9.60

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

Stock options

The following is a summary of the Company’s stock option activity during the years ended April 30, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2023	192,750	$5.54	4.44
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at April 30, 2024	192,750	5.54	3.44
Granted	293,730	7.65	5.00
Exercised	—	—	—
Forfeited	(27,810)	6.06	—
Cancelled	—	—	—
Balance at April 30, 2025	458,670	6.86	3.77

Options exercisable at end of year	361,817	$6.65
Options expected to vest	96,853	$7.65
Weighted average fair value of options granted during the year		$4.94

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

At April 30, 2025 and 2024, the aggregate intrinsic value of options outstanding and exercisable were $1,886,016 and $0, respectively.

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

The Company used the Black-Scholes model to determine the fair value of stock options granted during the year ended April 30, 2025. In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

Risk-free interest rate	4.17- 4.43%
Dividend yield	0.00%
Expected volatility	76-77%
Contractual and expected term (in years)	5.0
Forfeiture rate	0.00%

Stock-based compensation for stock options recorded in the consolidated statements of operations totaled $1,091,032 and $29,608 for the years ended April 30, 2025 and 2024, respectively. A balance of $345,561 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.07 years.

Stock-based expense for stock options were recorded in the following as reflected in the consolidated statements of operations:

	For the Year Ended April 30, 2025	For the Year Ended April 30, 2024
Compensation and related taxes — general and administrative	$485,528	$29,608
Professional and consulting fees	605,504	-
Total	$1,091,032	$29,608

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the years ended April 30, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants with no Class designation:
Balance at April 30, 2023	2,779,262	$7.76	4.27
Granted	1,400,000	4.48	5.47
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2024	4,179,262	6.66	4.01
Granted	728,850	9.50	10.00
Exercised	(464,668)	5.01	3.02
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2025	4,443,444	7.30	2.93
Class A Warrants:
Balance at April 30, 2023	109,687	11.40	1.22
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2024	109,687	11.40	0.64
Granted	—	—	—
Exercised	—	—	—
Forfeited	(109,687)	—	—
Canceled	—	—	—
Balance at April 30, 2025	—	—	—
Total Warrants Outstanding at April 30, 2025	4,443,444	$7.30	2.93
Warrants exercisable at end of year	3,714,594	$6.87
Weighted average fair value of warrants granted during the year		$3.32

As of April 30, 2025 and 2024, the aggregate intrinsic value of warrants outstanding and exercisable were $17,002,347 and $0, respectively.

Concurrent with the sale of common stock on April 10, 2023, the Company issued warrants to purchase 870,000 shares of the Company’s common stock at an exercise price of $6.16 per share. The warrants are exercisable six months following the date of issuance and will expire 5 years following the initial exercise date. These warrants allow for the potential settlement in cash if certain extraordinary events are affected by the Company, including a 50% or greater change of control in the Company’s common stock. Such payment in cash shall be equal to the black-scholes value as defined in the warrant agreement. These 870,000 warrants were recorded as warrant liability as of April 30, 2025 and 2024 (see Notes 9 and 14).

Additionally, on April 10, 2023, the Company agreed to amend, effective as of the closing of a registered offering, 625,000 warrants which was initially granted on March 15, 2022 with an original exercise price of $8.60 per share and a termination date of September 18, 2027, were reduced to an exercise price of $6.16 per share and amended the termination date to April 10, 2028. These 625,000 warrants were recorded as warrant liability as of April 30, 2025 and 2024 (see Notes 9 and 14).

Concurrent with the sales of common stock on April 19, 2024, the Company issued warrants to purchase 1,400,000 shares of the Company’s common stock at an exercise price of $4.48 per share. The warrants are exercisable on October 19, 2024 and will expire on October 19, 2029.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

Concurrent with the sales of common stock on November 27, 2024, the Company issued warrants to purchase 728,850 shares of the Company’s common stock at an exercise price of $9.50 per share. The warrants are exercisable on May 27, 2025 and will expire on November 27, 2027.

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

Between February 2025 and April 2025, the Company issued an aggregate of 344,668 shares of common stock upon the exercise of 344,668 common stock purchase warrants and received proceeds of approximately $1,751,848.

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

	April 30, 2025	April 30, 2024
Common stock equivalents:
Restricted stock units	586,461	433,475
Stock options	458,670	192,750
Stock warrants	4,443,444	4,288,949
Total	5,488,575	4,915,174

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

The future minimum lease payments at April 30, 2025 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2026	$3,360
Fiscal 2027	3,360
Fiscal 2028	3,360
Fiscal 2029	3,360
Fiscal 2030	3,360
Fiscal 2031 and thereafter	8,160
$24,960

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

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

The annual advance minimum royalty payments as of April 30, 2025 under the option agreement are as follows, each payment to be made on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

Legal Matters

From time to time the Company may be involved in claims and legal actions that arise in the ordinary course of business. To the Company’s knowledge, there are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

NOTE 13 — INCOME TAX

The deferred tax assets and deferred tax liabilities are summarized as follows:

Deferred tax assets:	April 30, 2025	April 30, 2024
Net operating loss carryover	$14,586,000	$12,317,000
Stock-based compensation	1,350,000	948,000
Exploration costs	345,000	386,000
Accrued remediation costs	56,000	22,000
Other	12,000	15,000
Subtotal	16,349,000	13,688,000
Less: valuation allowance	(14,619,000)	(11,949,000)
Total deferred tax assets	$1,730,000	$1,739,000

Deferred tax liabilities:	April 30, 2025	April 30, 2024
Acquired mineral rights in excess of tax basis in a tax-free merger	$(2,152,000)	$(2,152,000)
Other	(8,000)	(17,000)
Total deferred tax liabilities	$(2,160,000)	$(2,169,000)
Net deferred tax assets (liabilities)	$(430,000)	$(430,000)

The Company has a net operating loss carryforward for federal tax purposes totaling approximately $69.4 million at April 30, 2025. Approximately $11.3 million expires between the years 2029 and 2038, with approximately $58.1 million net operating losses incurred after December 31, 2017 that do not expire and can be utilized to offset up to 80% of future taxable income. As of April 30, 2023, the Company had identified certain adjustments that were required to past tax return filings, including those related to capitalized exploration expenses and share-based compensation. These adjustments were made to the Company’s net operating loss carryforward in the federal tax return for the year ended April 30, 2023. These adjustments are reflected in the carryforward amounts disclosed above. The Company does not have any state net operating loss carryforwards. The Company primarily operates in the states of Wyoming and Nevada which do not impose a corporate income tax. Any minor apportionment that may occur to any other taxable state will be immaterial to current and future operations of the Company. Therefore, the effective state tax rate used in the calculation of the Company’s deferred tax is 0%.

On August 10, 2020, the Company acquired mineral rights totaling $10,249,632 (see Note 4 — Mineral Rights) in a tax-free reorganization pursuant to IRC Section 368. The Company recorded the assets at fair value for financial reporting purposes and retained the seller’s tax basis which was zero resulting in a deferred tax liability on the business combination date. As required by ASC 740, the Company has recognized the deferred tax impact of acquiring the mineral rights asset in this transaction, with the amount paid exceeding the tax basis of the asset on the acquisition date. A portion of the deferred tax liability is offset by deferred tax assets recognized by the Company. The remaining portion of the deferred tax liability is not offset by deferred tax assets due to the indefinite life of the mineral rights. As of April 30, 2025, the Company’s remaining net deferred tax assets have been offset with a full valuation allowance as management is unable to conclude that it is not more-likely-than-not that the deferred tax assets will expire unrealized.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2025

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows:

	Years Ended April 30,
	2025		2024
Federal income tax provision (benefit) based on statutory rate	$(4,317,000)	21.0%	$(1,448,000)	21.0%
State income tax provision (benefit), net of federal taxes	—	—%	—	—%
Change in fair value of warrant liabilities	1,620,000	(7.9)%	(66,000)	1.0%
Change in prior year estimate	(6,000)	—%	(14,000)	0.2%
Prior year deferred tax adjustment	—	—%	—	—%
Federal net operating loss expiration	—	—%	335,000	(4.9)%
Other nondeductible expenses	33,000	(0.1)%	18,000	(0.3)%
Increase (decrease) in valuation allowance	2,670,000	(13.0)%	1,175,000	(17.0)%
Total tax provision (benefit) on income (loss)	$—	—%	$—	—%

The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expenses and interest will be charged to interest expense.

The Company operates exclusively in the United States and in various state jurisdictions, primarily the states of Wyoming and Nevada. For both federal and state income tax purposes, the Company’s fiscal 2022 through 2025 tax years remain open for examination by the tax authorities under the general three-year statute of limitations. However, due to the Company’s federal net operating loss carryforward, the Internal Revenue Service has the ability to adjust this carryforward even if the losses were incurred in years that would otherwise be closed under the statute of limitations.

NOTE 14 — SUBSEQUENT EVENTS

Warrant Exercises

In May 2025, the Company issued an aggregate of 910,384 shares of common stock upon the exercise of 910,384 common stock purchase warrants and received proceeds of approximately $5,682,272. Out of the 910,384 warrants exercised, 870,000 warrants were accounted for under liability accounting and marked to market each reporting period (see Note 9).

Additionally in May 2025, the Company issued an aggregate of 260,071 shares of common stock upon the cashless exercise of 625,000 common stock purchase warrants which were accounted for under liability accounting and marked to market each reporting period (see Note 9).

In June 2025 and July 2025, the Company issued an aggregate of 128,000 shares of common stock upon the exercise of 128,000 common stock purchase warrants and received proceeds of approximately $800,740.

Lease Agreement

On June 18, 2025, the Company entered into another lease amendment effective as of September 1, 2025, to extend the lease for a period of two years expiring August 31, 2027. The Company will not have an option to renew the lease past August 31, 2027, unless agreed to by the lessor and the Company. Pursuant to the lease amendment, the monthly base rent will increase from $3,265 to $3,600.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2025. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal controls over financial reporting as of April 30, 2025. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of April 30, 2025.

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

Item 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended April 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2025 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

The Company has adopted an insider trading policy, effective as of June 14, 2021 (the “Insider Trading Policy”), governing the purchase, sale, and/or disposition of its securities by Insiders (as defined in the Insider Trading Policy) that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.1.

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2025 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

The Company has adopted an insider trading policy, effective as of June 14, 2021 (the “Insider Trading Policy”), governing the purchase, sale, and/or disposition of its securities by Insiders (as defined in the Insider Trading Policy) that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.1.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2025 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2025 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Stockholders or amendment to this Annual Report on Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

EXHIBIT INDEX

2.1	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Articles of Incorporation dated December 30, 2015 filed with the Secretary of State of the State of Nevada. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.1.1	Certificate of Amendment to Articles of Incorporation dated July 6, 2016. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.1.2	Certificate of Amendment to Articles of Incorporation dated May 3, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on May 5, 2017.

3.1.3	Certificate of Amendment of Articles of Incorporation of U.S. Gold Corp dated March 17, 2020. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 20, 2020.

3.1.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock dated December 30, 2015. Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.1.5	Certificate of Designations, Preferences and Rights of the Company’s 0% Series B Convertible Preferred Stock dated January 21, 2016. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.1.6	Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock dated May 2017. Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001- 08266 on May 26, 2017.

3.1.7	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series D Convertible Preferred Stock dated August 3, 2016. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.1.8	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series E Convertible Preferred Stock dated January 12, 2018. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 19, 2018.

3.1.9	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series F Convertible Preferred Stock June 19, 2019. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

3.1.10	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series G Convertible Preferred Stock March 2020. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 30, 2020.

3.1.11	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s Series H Convertible Preferred Stock dated August 10, 2020. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

3.1.12	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s Series I Convertible Preferred Stock dated August 10, 2020. Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

3.2	Second Amended and Restated Bylaws dated November 1, 2018. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, filed on November 2, 2018.

4.1	Description of Securities. Incorporated by reference from Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

4.2	Form of Common Stock Purchase Warrant dated May 2011. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

4.3	Form of Class A Common Stock Purchase Warrant dated June 19, 2019. Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.4	Form of Common Stock Purchase Warrant dated January 2021. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 28, 2021.

4.5	Form of Common Stock Purchase Warrant dated February 16, 2022. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

4.6	Form of Common Stock Purchase Warrant dated March 18, 2022. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

4.7	Form of Common Stock Purchase Warrant dated April 10, 2023. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

4.8	Amendment No. 1 to Warrants dated April 10, 2023. Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

4.9	Form of Common Stock Purchase Warrant dated April 2024. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 19, 2024.

4.10	Form of Common Stock Purchase Warrant dated November 27, 2024. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 4, 2024.

10.1	Assignment and Assumption of Earn-In Agreement dated November 9, 2022. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 15, 2022.

10.2	Form of Securities Purchase Agreement dated February 14, 2022. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

10.3	Form of Securities Purchase Agreement dated March 15, 2022. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

10.4	Form of Securities Purchase Agreement dated April 4, 2023. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

10.5	Form of Securities Purchase Agreement dated April 15, 2024. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 19, 2024.

10.6	Form of Securities Purchase Agreement November 27, 2024. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 4, 2024.

10.7#	Employment Agreement dated December 4, 2020 by and between George Bee and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.8#	Employment Agreement dated December 4, 2020 by and between Eric Alexander and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.9#	Employment Agreement dated July 19, 2021 by and between Kevin Francis and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on July 22, 2021.

10.10#	Consulting Agreement dated March 10, 2021 by and between Luke Norman and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 24, 2022.

10.11#	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on September 24, 2019.

10.11.1#	First Amendment to the U.S. Gold Corp. 2020 Stock Incentive Plan dated November 9, 2020. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on November, 10, 2020.

10.11.2#	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.11.3#	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.11.4#	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

19.1	Insider Trading Policy effective June 14, 2021. Incorporated by reference from Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

21.1	List of Subsidiaries.

23.1	Consent of Marcum LLP.

23.2	Consent of AKF Mining Services Inc.

23.3	Consent of Drift Geo LLC.

23.4	Consent of John Wells.

23.5	Consent of Samuel Engineering, Inc.

23.6	Consent of Tierra Group International, Ltd.

23.7	Consent of Company QP (Kevin Francis).

31.1	Rule 13a-14(a) Certification of George Bee.

31.2	Rule 13a-14(a) Certification of Eric Alexander.

32.1 *	Section 1350 Certification of George Bee (Furnished not Filed).

32.2 *	Section 1350 Certification of Eric Alexander (Furnished not Filed).

96.1	Technical Report Summary of CK Gold Project for U.S. Gold Corp., Laramie County, Wyoming, USA, effective February 10, 2025. Incorporated by reference from Exhibit 96.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 14, 2025.

97.1#	U.S. Gold Corp Executive Compensation Clawback Policy effective November 14, 2023. Incorporated by reference from Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

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

U.S. GOLD CORP.

Date: July 29, 2025	By:	/s/ George M. Bee
George M. Bee
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2025	By:	/s/ Eric Alexander
Eric Alexander
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 2025	By:	/s/ Luke Norman
Luke Norman, Director and Chairman

Date: July 29, 2025	By:	/s/ George M. Bee
George M. Bee, Director

Date: July 29, 2025	By:	/s/ Johanna Fipke
Johanna Fipke, Director

Date: July 29, 2025	By:	/s/ Robert W. Schafer
Robert W. Schafer, Director

Date: July 29, 2025	By:	/s/ Michael Waldkirch
Michael Waldkirch, Director

