Form 10-Q
period 2025-07-31
U.S. GOLD CORP.
filed 2025-09-15
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($0.001 par value): As of September 13, 2025, there were 14,348,045 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to the ability of available cash reserves at July 31, 2025, to be sufficient for greater than the next twelve months; U.S. Gold Corp.’s (the “Company,” “we,” “us,” or “our”) ability to continue as a going concern; expected vesting of options to purchase shares of the Company’s common stock and expected legal and accounting expenses to maintain compliance with the Sarbanes-Oxley Act of 2002 and the effect of these expenses on the Company’s profitability and our results of operations.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth in, or incorporate by reference in this report, including:

●	deviations from the projections set forth in the prefeasibility study for the CK Gold Project due to unanticipated variations in grade, unexpected challenges with potential mining of the deposit, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs, or delays in our permitting plans;
●	mining exploration and development risks, including risks related to regulatory approvals, operational hazards and accidents, equipment breakdowns, contractor disputes, contractual disputes related to exploration properties and other unanticipated difficulties;
●	the strength of the world economies;
●	competition in the gold and precious minerals mining industries;
●	fluctuations in interest rates and inflation rates;
●	changes in governmental rules and regulations or actions taken by regulatory authorities;
●	future adverse legislation regarding the mining industry and climate change;
●	the impact of geopolitical events and other uncertainties, such as the conflicts in Ukraine and the Middle East;
●	current and future political and economic factors in the United States and China and the relationship between the two countries;
●	our ability to maintain compliance with the Nasdaq Capital Market LLC’s (“Nasdaq”) listing standards;
●	volatility in the market price of our common stock;
●	our ability to fund our business with our current cash reserves based on our currently planned activities;
●	our ability to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	our expected cash needs and the availability and plans with respect to future financing;
●	our ability to maintain the adequacy of internal control over financial reporting;
●	adverse technological changes and cybersecurity threats;
●	our ability to retain key management and mining personnel necessary to operate and grow our business successfully; and
●	the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (“fiscal year 2025”).

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2025	April 30, 2025

ASSETS
CURRENT ASSETS:
Cash	$11,349,811	$8,168,767
Prepaid expenses and other current assets	958,532	726,631

Total current assets	12,308,343	8,895,398

NON - CURRENT ASSETS:
Property, net	423,439	431,875
Reclamation bond deposit	1,134,329	1,134,329
Operating lease right-of-use asset, net	97,631	34,410
Mineral rights	14,370,255	14,370,255

Total non - current assets	16,025,654	15,970,869

Total assets	$28,333,997	$24,866,267

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$894,034	$636,734
Stock payable	37,500	208,809
Operating lease liabilities, current portion	53,438	34,410

Total current liabilities	984,972	879,953

LONG- TERM LIABILITIES
Warrant liability	-	11,631,100
Asset retirement obligation	346,900	338,421
Operating lease liabilities, less current portion	44,193	-
Deferred tax liability	430,486	430,486
Total long-term liabilities:	821,579	12,400,007

Total liabilities	1,806,551	13,279,960

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of July 31, 2025 and April 30, 2025	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,026,030 shares and 12,692,784 shares issued and outstanding as of July 31, 2025 and April 30, 2025	14,026	12,693
Additional paid-in capital	121,998,142	104,980,837
Accumulated deficit	(95,484,722)	(93,407,223)

Total stockholders’ equity	26,527,446	11,586,307

Total liabilities and stockholders’ equity	$28,333,997	$24,866,267

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2025	July 31, 2024

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	328,281	240,059
Exploration costs	275,081	712,085
Professional and consulting fees	1,448,415	652,489
General and administrative expenses	1,586,300	988,060

Total operating expenses	3,638,077	2,592,693

Loss from operations	(3,638,077)	(2,592,693)

Other income (loss):
Interest income	65,578	16,538
Change in fair value of warrant liability	1,495,000	(1,749,150)

Total other income (loss)	1,560,578	(1,732,612)

Loss before provision for income taxes	(2,077,499)	(4,325,305)

Provision for income taxes	-	-

Net loss	$(2,077,499)	$(4,325,305)

Net loss per common share, basic and diluted	$(0.15)	$(0.40)

Weighted average common shares outstanding - basic and diluted	13,866,388	10,732,277

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2025 AND 2024

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2025	12,692,784	$12,693	$104,980,837	$(93,407,223)	$11,586,307

Issuance of common stock for services including accrued and prepaid services	32,049	32	251,277	-	251,309

Issuance of common stock for exercise of stock options	2,742	3	13,201	-	13,204

Issuance of common stock for exercise of stock warrants	1,038,384	1,038	6,481,974	-	6,483,012

Issuance of common stock for cashless exercise of stock warrants	260,071	260	(260)	-	-

Reclassification of warrant liability into equity upon exercise of warrants	-	-	10,136,100	-	10,136,100

Accretion of stock based compensation in connection with stock option grants	-	-	79,746	-	79,746

Stock-based compensation in connection with restricted common stock award grants and restricted and deferred common stock unit grants	-	-	55,267	-	55,267

Net loss	-	-	-	(2,077,499)	(2,077,499)

Balance, July 31, 2025	14,026,030	$14,026	$121,998,142	$(95,484,722)	$26,527,446

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2024	10,732,277	$10,732	$90,297,824	$(72,848,101)	$17,460,455

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	9,375	-	9,375

Net loss	-	-	-	(4,325,305)	(4,325,305)

Balance, July 31, 2024	10,732,277	$10,732	$90,314,601	$(77,173,406)	$13,151,927

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2025	July 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,077,499)	$(4,325,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,436	8,131
Accretion	8,479	7,718
Amortization of right-of-use asset	14,833	13,944
Stock based compensation	155,013	16,777
Change in fair value of warrant liability	(1,495,000)	1,749,150
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(194,401)	200,497
Reclamation bond deposit	-	25,000
Accounts payable and accrued liabilities	257,300	124,421
Stock payable	22,500	-
Operating lease liability	(14,833)	(13,944)

NET CASH USED IN OPERATING ACTIVITIES	(3,315,172)	(2,193,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for exercise of stock option	13,204	-
Proceeds from issuance of common stock for exercise of stock warrants	6,483,012	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,496,216	-

NET INCREASE/(DECREASE) IN CASH	3,181,044	(2,193,611)

CASH - beginning of year	8,168,767	5,574,278

CASH - end of period	$11,349,811	$3,380,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$193,809	$-
Issuance of common stock for prepaid services	$37,500	$-
Reclassification of warrant liability into equity upon exercise of warrants	$10,136,100	$-
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$78,054	$-

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of July 31, 2025. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended April 30, 2025, which are contained in the Form 10-K filed on July 29, 2025. The unaudited condensed consolidated balance sheet as of July 31, 2025 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the three months ended July 31, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2026 (“fiscal year 2026”).

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

JULY 31, 2025

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at July 31, 2025 and April 30, 2025. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At July 31, 2025 and April 30, 2025, the Company had bank balances of approximately $11.1 million and $7.9 million, respectively, exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $958,532 and $726,631 at July 31, 2025 and April 30, 2025, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the three months ended July 31, 2025 and 2024.

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

JULY 31, 2025

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025

Warrant Liability

The Company accounts for the 625,000 warrants and 870,000 warrants issued in March 2022 and April 2023, respectively, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies these warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants is estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period (see Note 9).

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases. Operating lease right of use assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for re-measurement. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

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

JULY 31, 2025

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

Segment Information

The Company is engaged in the exploration and evaluation of its mineral properties. In accordance with ASC 280 – Segment Reporting, the Company has determined that it operates in one operating and reportable segment. Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (CODM). This determination is based on the manner in which the CODM, identified as the Chief Executive Officer, makes operating decisions, allocates resources and assesses financial performance.

All activities are related to the exploration and evaluation of mineral properties, and the Company has not commenced commercial operations or generated revenues to date. Internal reporting and decision-making are performed, and all financial results are reviewed on a consolidated basis by the CODM, without differentiation by individual exploration property. The single segment constitutes all the consolidated entity, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the three months ended July 31, 2025 and 2024, the Company operated in one operating segment.

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

In December 2023, FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. ASU 2023-09 allows entities to apply the amendment prospectively or elect retrospective application. The Company is currently assessing the impact of ASU 2023-09 on its annual disclosures.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of July 31, 2025, the Company had cash of approximately $11.3 million, working capital of approximately $11.3 million, which consists primarily of cash, and an accumulated deficit of approximately $95.5 million. The Company had a net loss and cash used in operating activities of approximately $2.1 million and $3.3 million, respectively, for the three months ended July 31, 2025. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the filing date of this Form 10-Q, the Company may have sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	July 31, 2025	April 30, 2025
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property and equipment consisted of the following:

	July 31, 2025	April 30, 2025
Site costs	$203,320	$203,320
Land	352,718	352,718
Computer equipment	9,924	9,924
Vehicle	39,493	39,493
Total	605,455	605,455
Less: accumulated depreciation	(182,016)	(173,580)
Total	$423,439	$431,875

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025

For the three months ended July 31, 2025 and 2024, depreciation expense amounted to $8,436 and $8,131, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold and Keystone projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	July 31, 2025	April 30, 2025

Balance, beginning of period	$338,421	$307,657
Retired	-	-
Accretion expense	8,479	30,764
Balance, end of period	$346,900	$338,421

For the three months ended July 31, 2025 and 2024, accretion expense amounted to $8,479 and $7,718 respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

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

On September 1, 2021, the Company entered into a lease agreement for another facility in Cheyenne, Wyoming. The initial term of the lease was for a two-year period from September 2021 through August 2023. On October 18, 2023, the Company entered into a lease amendment effective as of September 1, 2023 and extended the lease for a period of two years expiring August 31, 2025. On September 1, 2023, the effective date of the amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $72,672 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%. On June 18, 2025, the Company entered into a second lease amendment effective as of September 1, 2025, to extend the lease for a period of two years expiring August 31, 2027. The Company will not have an option to renew the lease past August 31, 2027, unless agreed to by the lessor and the Company. Pursuant to the lease amendment, the monthly base rent will increase from $3,265 to $3,600. On June 18, 2025, the effective date of the second amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $78,054 based on the net present value of lease payments discounted using an incremental borrowing rate of 9.95%.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025

During the three months ended July 31, 2025 and 2024, lease expense of $19,239 and $18,931, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	July 31, 2025	April 30, 2025
Operating leases	$97,631	$34,410

Operating Lease liabilities are summarized below:

	July 31, 2025	April 30, 2025
Operating lease, current portion	$53,438	$34,410
Operating lease, long term portion	44,193	-
Total lease liability	$97,631	$34,410

The weighted average remaining lease term for the operating leases is 1.79 years and the weighted average incremental borrowing rate is 9.56% at July 31, 2025.

The following table includes supplemental cash and non-cash information related to the Company’s leases:

	Period ended July 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$15,423	$15,259

The remaining minimum lease payments under non-cancelable operating leases at July 31, 2025 are as follows:

Year ended April 30, 2026- remainder	48,948
Year ended April 30, 2027	43,200
Year ended April 30, 2028	14,400
Total	$106,548
Less: imputed interest	(8,917)
Total present value of lease liability	$97,631

NOTE 8 — RELATED PARTY TRANSACTIONS

On November 25, 2024, the Company and Luke Norman Consulting Ltd. (“Norman Consulting”), an entity controlled by Luke Norman, who was appointed as a director of the Company on May 18, 2022, to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships, entered into a consulting agreement (the “November 2024 Agreement”) for an initial term of 12 months, which shall automatically renew for a successive 12-month period unless terminated by the Company. As compensation for services rendered by Norman Consulting to the Company in connection with the November 2024 Agreement, the Company shall pay Norman Consulting an annual consulting fee of $250,000, which shall be paid in equal monthly installments. Additionally, Norman Consulting shall be entitled to receive payments upon the occurrence of a “transformative transaction” (as defined in the November 2024 Agreement). The Company also agreed to compensate Norman Consulting for its past services to the Company from March 2024 to October 2024 by (i) issuing 19,779 restricted shares of the Company’s common stock to Norman Consulting and (ii) paying a lump-sum cash payment of $65,000 to Norman Consulting. The Company paid consulting fees to Norman Consulting of $62,500 and $0 in cash during the three months ended July 31, 2025 and 2024, respectively. The Company issued the 19,779 shares discussed above on June 26, 2025. Additionally, as of July 31, 2025, the Company recorded accounts payable and accrued expenses totaling $58,581 due to Norman Consulting that was included in accounts payable and accrued liabilities.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025

NOTE 9 — WARRANT LIABILITY

As of July 31, 2025 and April 30, 2025, the Company’s warrant liabilities were valued at $0 and $11,631,100, respectively. Under the guidance in ASC 815-40, certain warrants did not meet the criteria for equity treatment. These warrants included a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the completion of a “fundamental transaction.” A fundamental transaction, as defined in the warrants, includes (a) any merger or consolidation by and between the Company and another Person, (b) the sale or other disposition by the Company of all or substantially all of its assets, (c) the completion of any tender offer or exchange offer pursuant to which the holders of greater than 50% of the Company’s outstanding common stock has agreed to tender or exchange their securities, and (d) the consummation of a stock purchase agreement or other business combination whereby another Person acquires more than 50% of the outstanding shares of common stock of the Company. In the event of a fundamental transaction, the holder of the warrant has the right to require that the Company purchase the warrant from the holder by paying the holder an amount of cash equal to a valuation based on the Black-Scholes Option Pricing Model reflecting an expected volatility equal to the greater of 100% or the 100-day volatility as of the trading day immediately following the public announcement of the applicable fundamental transaction. This volatility input precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company concluded that liability accounting was required.

The Company utilized a Monte Carlo Simulation model to estimate the fair values of the April 2023 and March 2022 warrants, which incorporated significant inputs that were not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Monte Carlo Simulation Model.

As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. In May 2025, the Company issued an aggregate of 870,000 shares of common stock upon the exercise of the 870,000 common stock purchase warrants and received proceeds of approximately $5,359,200. Additionally, in May 2025, the Company issued an aggregate of 260,071 shares of common stock upon the cashless exercise of the 625,000 common stock purchase warrants. Therefore, the fair value of the warrant liability on the date of exercise of $10,136,100 was reclassified into additional paid-in capital in May 2025.

Measurement

The Company accounted for the 625,000 warrants issued on March 18, 2022 and the 870,000 warrants issued on April 10, 2023, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and were recorded as a liability. In May 2025, the fair value of the warrant liability on the date of exercise was reclassified into additional paid-in capital (see above).

The key inputs for the warrant liability were as follows as of May 2, 2025 (the valuation date before the date of exercise):

Key Valuation Inputs
Expected term (years)	3.44
Annualized volatility	64.2%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.84%
Stock price	$9.99
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 3.44 years

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025

The key inputs for the warrant liability were as follows as of April 30, 2025:

Key Valuation Inputs
Expected term (years)	3.45
Annualized volatility	64.0%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.61%
Stock price	$10.97
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 3.45 years

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the three months ended July 31, 2025:

Warrant Liability
Fair value as of April 30, 2025	$11,631,100
Change in fair value	(1,495,000)
Reclassification into equity upon warrant exercise	(10,136,100)
Fair value as of July 31, 2025	$-

NOTE 10 — STOCKHOLDERS’ EQUITY

As of July 31, 2025, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of July 31, 2025 and April 30, 2025.

Common Stock Issued for Exercise and Cashless Exercise of Stock Warrants

In May 2025, the Company issued an aggregate of 910,384 shares of common stock upon the exercise of 910,384 common stock purchase warrants and received proceeds of approximately $5,682,272. Out of the 910,384 warrants exercised, 870,000 warrants were accounted for under warrant liability accounting (see Note 9).

Additionally in May 2025, the Company issued an aggregate of 260,071 shares of common stock upon the cashless exercise of 625,000 common stock purchase warrants which were accounted for under warrant liability accounting (see Note 9).

In June 2025 and July 2025, the Company issued an aggregate of 128,000 shares of common stock upon the exercise of 128,000 common stock purchase warrants and received proceeds of approximately $800,740.

Common Stock Issued for Exercise and Cashless Exercise of Stock Options

In May 2025, the Company issued 1,726 shares of common stock upon the exercise of 1,726 stock options and received proceeds of approximately $13,204. Additionally in May 2025, the Company issued 1,016 shares of common stock upon the cashless exercise of 3,453 stock options.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025

Common Stock Issuances, Restricted Stock Awards, and RSUs/DSUs Granted for Services

On June 26, 2025, the Company issued an aggregate of 4,998 shares of common stock to a consultant in connection with a consulting agreement for services rendered from October 2024 to May 2025. The 4,998 shares of common stock had a fair value of approximately $40,000, or $8 per share, based on the quoted trading prices on the respective monthly valuation dates, which was fully vested and expensed over each monthly service period from October 2024 to May 2025. In connection with this issuance, the Company reduced accrued liabilities by $35,000 and recognized stock-based compensation of $55,000 during the three months ended July 31, 2025.

On June 26, 2025, the Company issued 7,272 shares of common stock to a consultant in connection with a consulting agreement for services to be rendered from March 2025 to March 2026. The 7,272 shares of common stock had a fair value of approximately $60,000, or $8.25 per share, based on the quoted trading price on the starting date of the consulting agreement. The Company reduced accrued liabilities by $7,500, recognized stock-based compensation of $15,000 and recorded prepaid stock-based expense of $37,500 at July 31, 2025 to be amortized over the term of the agreement.

On June 26, 2025, the Company issued 19,779 shares of common stock to a director of the Company for his past consulting services from March 2024 to October 2024 (see Note 8). Accordingly, the Company reduced accrued liabilities by $151,309 at July 31, 2025.

Total stock-based compensation expense for awards issued for services was $55,267 and $9,375 for the three months ended July 31, 2025, and 2024, respectively. As of July 31, 2025, there were 44,866 unvested RSUs and 4,033 unvested DSUs outstanding, with a total unvested compensation expense of $390,226 remaining to be expensed, which will vest upon the occurrence of certain conditions. Additionally, there were 497,331 vested RSUs and 40,233 vested DSUs that had been awarded but had not yet been converted into common stock. In total, 586,461 RSUs and DSUs, both vested and unvested, remained outstanding as of July 31, 2025.

A summary of the changes in RSUs and DSUs outstanding during the three months ended July 31, 2025 follows:

	Restricted and Deferred Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2025	586,461	$9.60
Granted	-	-
Vested and converted	-	-
Balance at July 31, 2025	586,461	$9.60

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025

Stock options

The following is a summary of the Company’s stock option activity during the three months ended July 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2025	458,670	$6.86	3.77
Granted	—	—	—
Exercised	(5,179)	7.65	4.52
Forfeited	—	—	—
Cancelled	(2,500)	7.52	4.79
Balance at July 31, 2025	450,991	6.85	3.51

Options exercisable at end of period	386,428	$6.71
Options expected to vest	64,563	$7.65
Weighted average fair value of options granted during the period		$—

At July 31, 2025 and April 30, 2025, the aggregate intrinsic value of options outstanding and exercisable were $1,521,954 and $1,886,016, respectively.

Stock-based compensation for stock options recorded in the unaudited condensed consolidated statements of operations totaled $79,746 and $7,402 for the three months ended July 31, 2025 and 2024, respectively. A balance of $493,907 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.82 years.

Stock-based expense for stock options were recorded in the following amounts as reflected in the unaudited condensed consolidated statements of operations:

	For the three months ended July 31, 2025	For the three months ended July 31, 2024
Compensation and related taxes — general and administrative	$43,071	$7,402
Professional and consulting fees	36,675	-
Total	$79,746	$7,402

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of July 31, 2025, and the changes during the period are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance at April 30, 2025	4,443,444	$7.30	2.93
Granted	—	—	—
Exercised	(1,663,384)	6.21	2.97
Forfeited	—	—	—
Canceled	—	—	—
Total Warrants Outstanding at July 31, 2025	2,780,060	$7.95	2.51
Warrants exercisable at end of period	2,780,060	$7.95	2.51
Weighted average fair value of warrants granted during the period		$—

As of July 31, 2025, the aggregate intrinsic value of warrants outstanding and exercisable was $8,452,069.

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

	July 31, 2025	July 31, 2024
Common stock equivalents:
Restricted and deferred stock units	586,461	433,475
Stock options	450,991	192,750
Stock warrants	2,780,060	4,288,949
Total	3,817,512	4,915,174

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

Lease 0-40828 was renewed in February 2023 for a ten-year term and Lease 0-40858 was renewed for a ten-year term in February 2024. Lease 0-40828 requires an annual payment of $3.00 per acre starting with the year beginning February 2023 and Lease 0-40858 requires an annual payment of $3.00 per acre starting with the year beginning February 2024. The Company paid yearly required minimum lease payments of $3,360 in each of February 2024 and January 2025.

In connection with the Wyoming Mining Leases, production royalties of 2.1% of net receipts are required to be paid to the State of Wyoming, although once the project is in operation, the Board of Land Commissioners has the authority to reduce the royalty payable to the State of Wyoming.

The future minimum lease payments at July 31, 2025 under these mining leases are as follows, with each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2026	$3,360
Fiscal 2027	3,360
Fiscal 2028	3,360
Fiscal 2029	3,360
Fiscal 2030	3,360
Fiscal 2031 and thereafter	8,160
$24,960

The Company may renew each lease for a fourth ten-year term, which will require annual payments of $4.00 per acre.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2025

NPRC option:

Pursuant to the Merger, the Company acquired from NPRC a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated in February 2020, which was later amended in June 2020. The Company paid the minimum royalty payment of $25,000 in June 2024 for fiscal year 2025. The Company paid the minimum royalty payment of $25,000 in June 2025 for fiscal year 2026.

The annual advance minimum royalty payments as of July 31, 2025, under the option agreement are as follows, with each payment to be made on the first anniversary of the effective date of the option agreement and continuing until the tenth anniversary:

Fiscal 2027	$25,000
Fiscal 2028	25,000
Fiscal 2029	25,000
Fiscal 2030	25,000
Fiscal 2031	25,000
Total	$125,000

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

NOTE 13 — SUBSEQUENT EVENTS

Warrant Exercises

In August 2025, the Company issued an aggregate of 231,665 shares of common stock upon the exercise of 231,665 common stock purchase warrants and received proceeds of approximately $1,407,450.

Additionally in August 2025, the Company issued an aggregate of 50,083 shares of common stock upon the cashless exercise of 100,000 common stock purchase warrants.

Equity Financings

During August and September 2025, the Company issued 38,541 shares of its common stock pursuant to the Controlled Equity Offering Sales Agreement, dated June 9, 2025, with Cantor Fitzgerald & Co., for gross proceeds of approximately $523,275.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with U.S. GAAP, which are duplicate to the disclosures in the audited consolidated financial statements have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC on July 29, 2025.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of July 31, 2025, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three months ended July 31, 2025 and 2024. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements” above. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

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

Summary of Activities for the Three months ended July 31, 2025

During the three months ended July 31, 2025, we continued engineering studies towards the completion of a feasibility study. We continue to enhance our understanding of the Keystone Project deposit in Nevada and worked towards the filing of an exploration Plan of Operation on our Challis Gold Project in Idaho.

An overview of certain significant events follows:

●	In June 2025, we announced that we engaged Mr. Ken Murray of Captrics Consulting to manage the finalization of studies leading to a Definitive Feasibility Study and development of the Project Execution Plan for the CK Gold Project.

●	In June 2025, we announced that we contracted Micon International Limited and Halyard Inc. to conduct the next phase of engineering leading to the development of the CK Gold Project.

●	In July 2025, we announced that effective with the U.S. market open on June 30, 2025, we were added to the broad-market Russell 3000 Index and the small-cap Russell 2000 Index as part of the 2025 annual reconstitution of the Russell indexes.

Results of Operations

For the three months ended July 31, 2025 as compared to the three months ended July 31, 2024:

Net Revenues

We are a development-stage company with no operations, and we did not generate any revenues for the three months ended July 31, 2025 and 2024.

Operating Expenses

Total operating expenses for the three months ended July 31, 2025, as compared to the three months ended July 31, 2024, were approximately $3,638,000 and $2,593,000, respectively. The approximate $1,045,000 increase in operating expenses for the three months ended July 31, 2025, as compared to the three months ended July 31, 2024, is comprised of (i) an increase in compensation of approximately $88,222 primarily due to an increase in stock-based compensation related to RSUs, DSUs and stock option grants to officers and employees and increased salaries of our officers, (ii) a decrease of approximately $437,000 in exploration expenses on our mineral properties due to the decrease in exploration activities and related consulting expenses at our CK Gold property, (iii) an increase in professional and consulting fees of approximately $796,000 primarily due to an increase in general strategic, permitting and engineering studies and consulting services of $566,000, an increase in stock-based consulting expenses of approximately $55,000, an increase in director fees, including stock-based director fees of approximately $27,000, an increase in legal fees of approximately $181,000, and an increase in accounting fees of approximately $67,000, offset by and a decrease in investor relation fees of approximately $100,000 and (iv) an increase in general and administrative expenses of approximately $598,000 due primarily to increases in advertising expenses of approximately $524,000, public company expenses of approximately $23,000 and travel and conferences expenses of approximately $27,000.

Loss from Operations

We reported loss from operations of approximately $3,368,000 and $2,593,000 for the three months ended July 31, 2025 and 2024, respectively.

Other Income (Loss)

We reported other income (loss) of approximately $1,561,000 and ($1,733,000) for the three months ended July 31, 2025 and 2024, respectively. We reported a change in fair value of warrant liability of approximately $1,495,000 and ($1,749,000) for the three months ended July 31, 2025 and 2024, respectively. We reported interest income of approximately $66,000 and $16,000 for the three months ended July 31, 2025 and 2024, respectively.

Net Loss

We reported a net loss of approximately $20,77,000 and $4,325,000 for the three months ended July 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2025, compared to April 30, 2025, and the changes between those periods:

	July 31, 2025	April 30, 2025	Increase (decrease)
Current Assets	$12,308,343	$8,895,398	$3,412,945
Current Liabilities	$984,972	$879,953	$105,019
Working Capital	$11,323,371	$8,015,445	$3,307,926

As of July 31, 2025, we had working capital of $11,323,371, as compared to working capital of $8,015,445 as of April 30, 2025, an increase of $3,307,926.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three months ended July 31, 2025 and 2024, we incurred net losses in the amounts of approximately $2,077,000 and $4,325,000, respectively. For the three months ended July 31, 2025, cash used in operating activities was approximately $3,315,000. As of July 31, 2025, we had cash of approximately $11,350,000, working capital of approximately $11,323,000, and an accumulated deficit of approximately $95,485,000. Our primary source of operating funds since inception has been equity financings. As of July 31, 2025, we may have sufficient cash to fund our corporate activities, general and administrative costs, and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $3,315,000 and $2,194,000 for the three months ended July 31, 2025 and 2024, respectively. Net cash used in operating activities during the three months ended July 31, 2025, increased primarily due to the (i) increase in non-cash items of approximately $3,104,000 as compared to the three months ended July 31, 2024, primarily due to the change in fair value of warrant liability and increase stock-based compensation, (ii) increase in changes in operating assets and liabilities of approximately $265,000 as compared to the three months ended July 31, 2024, primarily due to changes in prepaid expenses and other current assets and changes in accounts payable and accrued liabilities and (iii) decrease in net loss of approximately $2,248,000 as compared to the three months ended July 31, 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $6,496,000 for the three months ended July 31, 2025 primarily due to proceeds received from the exercise of warrants of approximately $6,483,000 and exercise of stock options of approximately $13,000. Net cash provided by financing activities totaled approximately $0 for the three months ended July 31, 2024.

Off-Balance Sheet Arrangements

As of July 31, 2025, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended July 31, 2025. Critical accounting estimates made in accordance with our significant accounting policies are regularly discussed with the Audit Committee of the Company’s board of directors. Our critical accounting estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, and our significant accounting policies are discussed in Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC on July 29, 2025.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the fiscal quarter ended July 31, 2025, that were not previously reported on a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act and subpart 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months ended July 31, 2025, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act or subpart 104 of Regulation S-K.

Item 5. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the three months ended July 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Amendment No. 1 to Warrant Agreement, dated as of August 9, 2025, by and between U.S. Gold Corp. and the Warrantholder. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 11, 2025.
10.1	Controlled Equity OfferingSM Sales Agreement, dated as of June 9, 2025 by and between U.S. Gold Corp. and Cantor Fitzgerald & Co. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 9, 2025.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer (Furnished not Filed)
32.2*	Section 1350 Certification of Chief Financial Officer (Furnished not Filed)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: September 15, 2025	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: September 15, 2025	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

