Form 10-K/A
period 2025-04-30
U.S. GOLD CORP.
filed 2025-10-10
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-08266

U.S. GOLD CORP

(Exact Name of registrant as Specified in its Charter)

Nevada	22-1831409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1910 East Idaho Street, Suite 102-Box 604 Elko, NV	89801
(Address of Principal Executive Offices)	(Zip Code)

(800) 557-4550

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	USAU	Nasdaq Capital Market LLC

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

Number of shares of Common Stock outstanding as of September 26, 2025: 14,358,045.

U.S. GOLD CORP

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “Original Filing”) of U.S. Gold Corp. (the “Company”) for the fiscal year ended April 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2025.

The Company is filing this Amendment solely to:

●	amend the cover page of the Original Filing to delete the reference to incorporation by reference with respect to Part III information;

●	amend and restate Part I, Item 1A of the Original Filing to add risk factors regarding our disclosure controls and procedures and recent sales under the Controlled Equity OfferingSM Sales Agreement, dated June 9, 2025, with Cantor Fitzgerald & Co.;

●	amend and restate Part II, Item 9A of the Original Filing to update management’s evaluation of disclosure controls and procedures to provide that, as of April 30, 2025, our disclosure controls and procedures were not effective due to the late filing of this Amendment to disclose the Part III information;

●	amend and restate Part III (Items 10-14) of the Original Filing to include the information required by, and not included in, Part III of the Original Filing because the Company did not file its definitive proxy statement within 120 days of the end of its fiscal year ended April 30, 2025; and

●	file new Exhibits 10.11.2, 10.12, 10.13, 31.1 and 31.2 as exhibits to this Amendment under Item 15 of Part IV hereof.

The Company is not including a new certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being amended or filed with this Amendment. Because the amended disclosures do not affect our financial statements, there also is no change to the conclusion of the effectiveness of our internal control over financial reporting as of April 30, 2025.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing of the Original Filing. As such, this Amendment only speaks as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

As used in this Amendment, the terms the “Company,” “we,” “our” and “us” refer to U.S. Gold Corp., its predecessors and consolidated subsidiaries, or any one or more of them as the context requires. Other terms used but not defined herein are as defined in the Original Filing.

ii

PART I

Item 1A. RISK FACTORS

RISKS RELATED TO OUR FINANCIAL CIRCUMSTANCES

Our management has concluded that our disclosure controls and procedures were not effective as of April 30, 2025 due to the late filing of this Amendment to disclose the Part III information. Failure to maintain effective disclosure controls and procedures could have a material adverse effect on our results of operations and financial condition.

As a public reporting company, we are required to establish and evaluate our disclosure controls and procedures, which are our controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.

Our management concluded that our disclosure controls and procedures were not effective as of April 30, 2025, due to the late filing of this Amendment to disclose the Part III information. As discussed in Part II, Item 9A., we intend to take steps to remediate this ineffectiveness of our disclosure controls and procedures, but we cannot be certain that the steps we are taking will be sufficient to remediate this ineffectiveness or prevent future issues from occurring with our disclosure controls and procedures. In addition, we cannot be certain that we have identified all issues with our disclosure and procedures, or that in the future, we will not have additional issues with our disclosure controls and procedures. If our efforts to remediate the ineffectiveness of our disclosure controls and procedures are not effective or other issues with our disclosure controls and procedures occur, our ability to accurately and timely report our financial results could be impaired, which could result in additional late filings of our annual and quarterly reports under the Exchange Act, a decline in our stock price, suspension or delisting of our common stock from Nasdaq, and have an adverse effect on our business, financial condition and results of operations.

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

In connection with the preparation of our financial statements, including the consolidated financial statements included in the Original Filing, our management is required under GAAP to make estimates and assumptions based on historical experience and other factors. On an on-going basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Although we believe these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If management’s estimates and assumptions change or are not correct, our financial condition or results of operations could be adversely affected.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Certain shares sold under the Controlled Equity OfferingSM Sales Agreement, dated June 9, 2025, with Cantor Fitzgerald & Co. (the “Sales Agreement”) may trigger certain potential rights, claims and other penalties.

We became aware that we failed to timely file an amendment to the Original Filing to include the information required by, and not included in, Part III of the Original Filing because we did not file our definitive proxy statement within 120 days of the end of our fiscal year ended April 30, 2025. As a result, we concluded we were not eligible to use our registration statement on Form S-3 (File No. 333-286946) (the “Registration Statement”) for certain isolated sales under the Sales Agreement. Prior to becoming aware of this matter, we sold an aggregate of 38,541 shares of our common stock in two sales on August 27, 2025, and September 2, 2025 (the “Sales”), representing approximately $525,000 in the aggregate, under the Registration Statement pursuant to the Sales Agreement. On the days traded, these sales represented 2.5% and 8.5%, respectively, of the daily trading volume of our common stock on the Nasdaq. Because we were not eligible to use the Registration Statement at the time the Sales were made, the Sales may not have been made in accordance with the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. Accordingly, the purchasers of those securities may have certain rights or could be entitled to damages for losses suffered, if any. In addition, we could become subject to enforcement actions or penalties and fines by federal and state regulatory authorities related to such sales. We also agreed to provide Cantor Fitzgerald & Co. with certain indemnification rights under the Sales Agreement. We cannot predict the likelihood of any claims or actions being brought against us or the amount of any penalties or fines in connection with the Sales. Any such claims, actions, penalties or fines could have a material adverse effect on our stock price, results of operations and financial condition.

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

PART II

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (Restated)

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

At the time of the Original Filing, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that they were effective to accomplish their objectives at a reasonable assurance level. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of April 30, 2025, due to the late filing of this Amendment to disclose the Part III information. Because the amended disclosures do not affect our financial statements, there is no change to the conclusion of the effectiveness of our internal control over financial reporting as of April 30, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

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

This Amendment does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Remediation Plan and Status

As disclosed above, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2025, due to the late filing of this Amendment to disclose the Part III information. To remediate the ineffectiveness of the Company’s disclosure controls and procedures, the Company intends to formalize its processes with respect to identifying the filing deadlines for reports required to be filed under the Exchange Act, including, without limitation, developing disclosure controls and procedures specific to identifying and complying with filing deadlines and expanding training for personnel involved in the preparation and filing of reports required to be filed under the Exchange Act.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information about each of the Company’s directors as of September 30, 2025:

Name	Age	Position	Director Since
Luke Norman	54	Chairman	2022
George Bee	67	President, Chief Executive Officer and Director	2020
Robert W. Schafer	72	Director	2020
Michael Waldkirch	55	Director	2021
Johanna Fipke	47	Director	2024

The following are brief biographies of the Company’s directors:

Luke Norman has been serving as our director and Chairman of our board since May 2022. Mr. Norman has served as the chief executive officer, president and director of Northern Lion Gold Corp. (TSXV: NL), a Canada-based mineral exploration company, since December 2017. Since March 2021, he has also served as the chief executive officer and director of Leviathan Gold Ltd. (TSXV: LVX), another mineral exploration company. Since 2000, Mr. Norman has served as an independent consultant to companies in the metals and mining industry. He has also served since 2016 as the chairman of Silver One Resources (TSXV: SVE and FSE: BRK1) and from 2020 to 2023 as a director of Black Mountain Gold USA Corp. (now known as Millennial Potash Corp.) (TSXV: MLP.V), both of which are mineral exploration companies. Mr. Norman has also served since 2021 on the board of LDB Capital Corp. (TSXV: LDB.P) a capital pool company. Mr. Norman was among the founding shareholders of Gold King Corp., a private company that combined with our predecessor, Dataram Corporation, in 2016 to form U.S. Gold Corp. Mr. Norman is qualified to serve as Chairman of the Board because of his expertise in mineral exploration, finance, corporate governance, mergers and acquisitions and corporate leadership.

George Bee has been serving as our director since November 2020, as our President since August 2020 and as our Chief Executive Officer since November 2020. Mr. Bee served as the Chairman of our Board from March 2021 until May 2022. He is a senior mining industry executive, with deep mine development and operational experience. He has an extensive career advancing world-class gold mining projects in eight countries on three continents for both major and junior mining companies. Currently, he serves as the Company’s President, a position he has held since August 2020. He also currently serves as the Company’s Chief Executive Officer, a position he has held since November 2020. In 2018, Mr. Bee concluded a third term with Barrick Gold Corporation (now known as Barrick Mining Corporation) (“Barrick Gold”) (NYSE: B) as Senior VP Frontera District in Chile and Argentina working to advance Pascua Lama feasibility as an underground mine. This capped a 16-year tenure at Barrick Gold, where he served in multiple senior level positions, including Mine Manager at Goldstrike during early development and operations, Operations Manager at Pierina Mine taking Pierina from construction to operations, and General Manager of Veladero developing the project from advanced exploration through permitting, feasibility and into production. Previously, Mr. Bee held positions as CEO and Director of Jaguar Mining Inc. between March 2014 and December 2015, President and CEO of Andina Minerals Inc. from February 2009 until January 2013 and Chief Operating Officer for Aurelian Resources, Inc. from 2007 to 2009. As Chief Operating Officer of Aurelian Resources in 2007, he was in charge of project development for Fruta del Norte in Ecuador until Aurelian was acquired by Kinross Gold in 2008. Mr. Bee has served on the board of directors of Stillwater Mining Company, Sandspring Resources Ltd., Jaguar Mining, Peregrine Metals Ltd. and Minera IRL Limited. He received a Bachelor of Science degree from the Camborne School of Mines in Cornwall, United Kingdom. He also holds ICD.D designation from the Institute of Corporate Directors. Mr. Bee is qualified to serve on the Board because of his deep industry-knowledge and global experience in senior leadership roles.

Robert W. Schafer, P.GEO, MSC., has been serving as our director since November 2020. He is a registered professional geologist with over 40 years of international experience exploring for and discovering mineral deposits, four became producing mines including the Briggs (over one million ounces) and Griffon gold mines in the Western United States and Birkachan (over one million ounces) gold mine in far east Russia, and identifying, evaluating and structuring business transactions globally having worked in more than 80 countries. Currently, Mr. Schafer is the Chief Executive Officer of Eagle Mines Management LLC, a globally active, privately owned natural resources corporation, which he founded in 2016. Prior to this, from 2004 to 2015, he served as Executive Vice President of Business Development at Hunter Dickinson Services Inc., a diversified, global mining group. Mr. Schafer also previously served as Vice President, Exploration of Kinross Gold Corporation (NYSE: KGC), a senior gold mining company with a diverse portfolio of mines and projects, from 1996 to 2003. Prior to that, he held senior positions at BHP Minerals and Billiton Metals. Mr. Schafer was the 2020 -2021 president of the Society for Mining, Metallurgy and Exploration (“SME”). He is also past president and board member of the Prospector & Developers Association of Canada (“PDAC”), past president of the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”), and past president of the Mining and Metallurgical Society of America. He was a member of the board of governors for the U.S. National Mining Hall of Fame and a member of the board of directors of the Canadian Mining Hall of Fame. He is the first person to hold these leadership roles in both the U.S. and Canada. Mr. Schafer is also the recipient of the William Lawrence Saunders Gold Medal from the American Institute of Metallurgical Engineers, as well as the prestigious Daniel C. Jackling Award and Robert A. Dreyer Award from SME for technical achievements and leadership in the mining industry during his career. He is a fellow of the Society of Economic Geologists, CIM, and SME, and a certified director under the Institute of Corporate Directors. Mr. Schafer has served on the board of directors of select mining companies, including his current service on the boards of directors of Volcanic Gold Mines Inc. (TSX-V: VG), United Lithium (CSE: ULTH) and Electric Royalties Ltd. (TSXV: ELEC.V). His prior board service included Trillium Gold Mines Inc. (now known as Renegade Gold) (formerly TSXV: TGM) from 2021 to 2023, Renaissance Gold Inc. (TSXV: REN) from 2023 to 2024, Cardinal Resources (formerly ASX and TSX: CDV) from 2019 to 2023, Temas Resources (CSE: TMAS) from 2023 to 2024, Lincoln Mining Corporation (TSX-V: LMG) from 2014 to 2025, and Amur Minerals Corporation (AIM: AMC), from 2004 to 2024, which changed its name to CRSIM Therapeutics in May 2024. Robert earned a BS and MS in Geology at Miami University (Ohio) as well as an MS in Mineral Economics and completed studies and research toward a Ph.D. in Geology at the University of Arizona. He also completed the Executive Business Management program at Stanford. Mr. Schafer is qualified to serve on the Board because of his exceptional industry knowledge and experience as well as his extensive experience serving as a corporate director.

Michael Waldkirch has been serving as our director since January 2021. Mr. Waldkirch has been a Chartered Professional Accountant in Canada since 1998 and was the Chief Financial Officer of Gold Standard Ventures Corp. (formerly TSX and NYSE American: GSV) in Vancouver, British Columbia, Canada from July 2010 to March 2021. Mr. Waldkirch has also held the position of CFO for Barksdale Capital Corp. (TSX-V:BRO) since August 2016 and has acted as a Director for Saga Metals Corp. (TSX-V:SAGA) since April 2024. He has also held the position of Senior Partner with the public accounting firm Michael Waldkirch and Company Inc., Chartered Professional Accountants, in Vancouver, B.C. since 1999. From 1997 to 2011, he held the position of principal with JBH Professional Services Inc., a business consulting firm located in Richmond, B.C. Mr. Waldkirch holds a Bachelor of Arts in Economics from the University of British Columbia. Mr. Waldkirch is qualified to serve on the Board because of his financial expertise coupled with his deep knowledge of the mining industry.

Johanna Fipke has been serving as our director since April 2024. Ms. Fipke is currently a partner at Fasken Martineau DuMoulin LLP, one of Canada’s leading national law firms, and has been with the firm since 2010. Ms. Fipke has over 20 years of experience advising on mergers, acquisitions and commercial transactions involving domestic and international mining companies and properties, project finance (including debt and alternative sources including streams, royalties and prepayment offtakes) and project development. Ms. Fipke has been recognized for her mining expertise by Chambers, Lexpert, Who’s Who Legal, the Best Lawyers in Canada, and the Legal 500. Ms. Fipke is a former director of Women in Mining British Columbia and Nova Royalty Corp. (TSXV:NOVR). She holds a Bachelor of Law, Bachelor of Commerce, and Bachelor of Arts, each with distinction, from the University of Alberta and is a member of the Law Societies of British Columbia, Northwest Territories and Nunavut. In 2018, Ms. Fipke was named by Women in Mining UK as one of the top 100 Global Inspirational Women in Mining. Ms. Fipke is qualified to serve on the Board because of her knowledge and background in mergers, acquisitions and commercial transactions, project finance and project development all in the mining industry.

Executive Officers

As of September 26, 2025, the following persons are our executive officers and hold the offices set forth opposite their names:

Name	Age	Position	Officer Since
George Bee	67	President, Chief Executive Officer and Director	2020
Eric Alexander	58	Chief Financial Officer	2020
Kevin Francis	65	Vice President – Exploration and Technical Services	2021

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

Kevin Francis has been our Vice President – Exploration and Technical Services since July 2021. Mr. Francis has held many senior roles within the mining industry, including VP of Project Development for Aurcana Corporation, VP of Technical Services for Oracle Mining Corporation, for which a receiver was appointed in December 2015, VP of Resources for NovaGold Resources and Principal Geologist for AMEC Mining and Metals. Mr. Francis serves as a Principal of Mineral Resources Management LLC, his consulting company providing technical leadership to the mining industry, most recently serving as a consultant to U.S. Gold Corp. from September 2020 to July 2021. Mr. Francis served on the board of directors of Texas Mineral Resources Corp. (OTCQB: TMRC) from November 2020 until May 2025. Mr. Francis is a “qualified person” as defined by Subpart 1300 of Regulation S-K and Canadian NI 43-101 reporting standards and holds both an M.S. degree and a B.A. in geology from the University of Colorado.

Family Relationships

There are no family relationships among our executive officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and stockholders who beneficially own more than 10% of our stock to file forms with the SEC to report their ownership of our stock and any changes in ownership. Based on a review of these reports filed by the Company’s directors and executive officers, the Company believes that its directors and executive officers complied with all filing requirements under Section 16(a) of the Exchange Act during fiscal year 2025, except that each of Luke Norman, George Bee, Eric Alexander and Kevin Francis reported four transactions late on a Form 4, and each of Johanna Fipke, Robert Schafer and Michael Waldkirch reported two transactions late on a Form 4.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions. The full text of our code of ethics can be found on the Corporate Governance page under the Investors section of our website at www.usgoldcorp.com. We intend to provide any required disclosure of an amendment to or waiver from our Code of Ethics and Business Conduct on our website at www.usgoldcorp.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other disposition of our securities by our directors, officers, employees and other covered persons. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and Nasdaq’s listing standards applicable to the Company. A copy of this policy can be found at Exhibit 19.1 to this Amendment.

Audit Committee

We have a separately designated standing Audit Committee of the Board. Our Audit Committee currently consists of the following members: Michael Waldkirch, Robert W. Schafer and Johanna Fipke, each of whom the Board has determined is independent pursuant to the rules of the SEC and Nasdaq. Mr. Waldkirch serves as Chairman of the Audit Committee. Our Board has determined that Mr. Waldkirch qualifies as an “Audit Committee Financial Expert” as that term is defined in rules promulgated by the SEC.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The purpose of this Executive Compensation discussion is to provide information about the material elements of compensation that we pay or award to, or that is earned by: (i) the individual(s) who served as our principal executive officer (“PEO”) during the fiscal year ended April 30, 2025; (ii) our two most highly compensated executive officers, other than the individuals who served as our PEO, who were serving as executive officers as of the fiscal year ended April 30, 2025, as determined in accordance with the rules and regulations promulgated by the SEC, with compensation during such fiscal year of $100,000 or more; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individuals were not serving as executive officers as of the fiscal year ended April 30, 2025. We refer to these individuals as our “Named Executive Officers.” For the fiscal year ended April 30, 2025, our Named Executive Officers were Messrs. Bee, Alexander and Francis.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)(3)		All other compensation ($)	Total ($)
George Bee	2025	$323,333	$60,000	$348,221	(4)	$281,116	(5)	$—	$1,012,670
President and Chief Executive Officer (PEO)	2024	300,000	—	—		—		—	300,000

Eric Alexander	2025	$251,667	$48,000	$267,614	(6)	$213,971	(7)	$—	$781,252
Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	2024	240,000	—	—		—		—	240,000

Kevin Francis	2025	$231,667	$33,000	$180,564	(8)	$143,700	(9)	$—	$588,931
Vice President – Exploration and Technical Services	2024	220,000	—	—		—		—	220,000

(1)	For fiscal year 2025, amounts reflect the annual bonus the Compensation Committee determined to pay in cash to each Named Executive Officer. For fiscal year 2025, the Compensation Committee determined to pay Mr. Bee a bonus amount equal to 100% of his base salary, Mr. Alexander a bonus amount equal to 100% of his base salary, and Mr. Francis a bonus amount equal to 75% of his base salary.
(2)	Represents the aggregate grant date fair value for awards of restricted stock units (“RSUs”) granted by us in the fiscal year ended April 30, 2025 computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements reported in the Original Filing for details as to the assumptions used to determine the fair value of the RSU awards. No RSU awards were granted to the Named Executive Officers in the fiscal year ended April 30, 2024.
(3)	Represents the aggregate grant date fair value for stock option awards granted by us in the fiscal year ended April 30, 2025, computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements reported in the Original Filing for details as to the assumptions used to determine the fair value of the stock option awards. No stock option awards were granted to the Named Executive Officers in the fiscal year ended April 30, 2024.

(4)	Represents RSUs covering 45,519 shares of common stock granted as long-term incentive compensation on November 25, 2024, comprised of (i) 25,806 RSUs vested immediately on the date of grant and (ii) 19,713 RSUs, with 25% vested immediately upon grant and 25% vesting every six months thereafter until fully vested.
(5)	Represents stock options covering 56,906 shares of common stock granted as long-term incentive compensation on November 25, 2024, comprised of (i) 26,519 stock options vested immediately on the date of grant and (ii) 30,387 stock options, with 25% vested immediately upon grant and 25% vesting every six months thereafter until fully vested.
(6)	Represents RSUs covering 34,982 shares of common stock granted as long-term incentive compensation on November 25, 2024, comprised of (i) 20,645 RSUs vested immediately on the date of grant and (ii) 14,337 RSUs, with 25% vested immediately upon grant and 25% vesting every six months thereafter until fully vested.
(7)	Represents stock options covering 43,314 shares of common stock granted as long-term incentive compensation on November 25, 2024, comprised of (i) 21,215 stock options vested immediately on the date of grant and (ii) 22,099 stock options, with 25% vested immediately upon grant and 25% vesting every six months thereafter until fully vested.
(8)	Represents RSUs covering 23,603 shares of common stock granted as long-term incentive compensation on November 25, 2024, comprised of (i) 14,194 RSUs vested immediately on the date of grant and (ii) 9,409 RSUs, with 25% vested immediately upon grant and 25% vesting every six months thereafter until fully vested.
(9)	Represents stock options covering 29,089 shares of common stock granted as long-term incentive compensation on November 25, 2024, comprised of (i) 14,586 stock options vested immediately on the date of grant and (ii) 14,503 stock options, with 25% vested immediately upon grant and 25% vesting every six months thereafter until fully vested.

Narrative Disclosure to Summary Compensation Table

We have entered into employment agreements with each of our Named Executive Officers.

On December 4, 2020, we entered into an employment agreement with our President and Chief Executive Officer, George Bee (the “Bee Employment Agreement”). The term of employment commenced on or about October 28, 2020 and is not for a definite period, but rather will continue indefinitely until terminated in accordance with the terms and conditions of the Bee Employment Agreement. From October 2020 to October 2024, Mr. Bee received a base salary of $300,000 per year. Effective as of October 1, 2024, Mr. Bee receives an annual base salary of $340,000. The Bee Employment Agreement provides for a bonus in an amount up to 100% of his base salary, to be awarded in the discretion of the Board and to be paid in cash, stock, or a combination thereof in the discretion of the Board. Mr. Bee is also eligible to participate in any long-term incentive plans adopted by the Company and is otherwise eligible for annual long-term incentive awards in the discretion of the Board. Mr. Bee is eligible to participate in all employee benefit programs established by the Company that are applicable to management personnel, such as medical, retirement, disability and life insurance plans on a basis commensurate with his position and in accordance with the Company’s policies. Mr. Bee would also be entitled to receive certain payments upon separation either before or after a change of control, as summarized below in “Potential Payments upon Termination.”

On December 4, 2020, we entered into an employment agreement with our Chief Financial Officer, Eric Alexander (the “Alexander Employment Agreement”). The term of employment commenced on or about October 28, 2020 and is not for a definite period, but rather will continue indefinitely until terminated in accordance with the terms and conditions of the Alexander Employment Agreement. From September 2021 to October 2024, Mr. Alexander received a base salary of $240,000 per year. Effective as of October 1, 2024, Mr. Alexander receives an annual base salary of $260,000. The Alexander Employment Agreement provides for a bonus in an amount up to 100% of his base salary, to be awarded in the discretion of the Board and to be paid in cash, stock or a combination thereof in the discretion of the Board. Mr. Alexander is also eligible to participate in any long-term incentive plans adopted by the Company and is otherwise eligible for annual long-term incentive awards in the discretion of the Board. Mr. Alexander is eligible to participate in all employee benefit programs established by the Company that are applicable to management personnel, such as medical, retirement, disability and life insurance plans on a basis commensurate with his position and in accordance with the Company’s policies. Mr. Alexander would also be entitled to receive certain payments upon separation either before or after a change of control, as summarized below in “Potential Payments upon Termination.”

On July 19, 2021, we entered into an employment agreement with our Vice President – Exploration and Technical Services, Kevin Francis (the “Francis Employment Agreement”). The term of employment commenced on or about July 19, 2021 and is not for a definite period, but rather will continue indefinitely until terminated in accordance with the terms and conditions of the Francis Employment Agreement. From July 2021 to October 2024, Mr. Francis received a base salary of $220,000 per year. Effective as of October 1, 2024, Mr. Alexander receives an annual base salary of $240,000. The agreement provides for a bonus in an amount up to 75% of his base salary, to be awarded in the discretion of the Board and to be paid in cash, stock, or a combination thereof in the discretion of the board. Mr. Francis is also eligible to participate in any long-term incentive plans adopted by the Company and is otherwise eligible for annual long-term incentive awards in the discretion of the Board. Mr. Francis is eligible to participate in all employee benefit programs established by the Company that are applicable to management personnel, such as medical, retirement, disability and life insurance plans on a basis commensurate with his position and in accordance with the Company’s policies. Mr. Francis would also be entitled to receive certain payments upon separation either before or after a change of control, as summarized below in “Potential Payments upon Termination.”

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding grants of stock options and unvested RSU awards for each of our named executive officers as of the last day of the fiscal year ended April 30, 2025.

Outstanding Equity Awards at 2025 Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
George Bee	15,928		—		$6.93	01/24/2027	14,785	(2)	$162,189
	15,000		—		$5.02	01/12/2028
	26,519		—		$7.65	11/25/2029
	7,597	(2)	22,790	(3)	$7.65	11/25/2029
Eric Alexander	6,372		—		$6.93	01/24/2027	10,753	(2)	$117,958
	15,000		—		$5.02	01/12/2028
	21,215		—		$7.65	11/25/2029
	5,525	(2)	16,574	(3)	$7.65	11/25/2029
Kevin Francis	3,900		—		$6.93	01/24/2027	7,057	(2)	$77,413
	15,000		—		$5.02	01/12/2028
	14,586		—		$7.65	11/25/2029
	3,626	(2)	10,877	(2)	$7.65	11/25/2029

(1)	The amounts in this column represent the aggregate fair market value of the RSUs, as applicable, as of April 30, 2025, based on the closing price of the Company’s stock on that date, which was the last day of the Company’s fiscal year.
(2)	The RSU awards vested 25% on November 25, 2024, the initial date of grant, and vest 25% every six months thereafter until fully vested, subject to certain restrictions and conditions set forth in the Company’s Amended and Restated 2020 Stock Incentive Plan (the “2020 Stock Plan”).
(3)	The stock option awards vested 25% on November 25, 2024, the initial date of grant, and vest 25% every six months thereafter until fully vested, subject to certain restrictions and conditions set forth in the 2020 Stock Plan.

Potential Payments upon Termination

Under the Bee Employment Agreement, in the event the following occurs:

●	Termination by us for cause, by Mr. Bee without good reason, or due to Mr. Bee’s disability or death: We shall pay Mr. Bee (or, if applicable, his estate) in a lump sum (i) any unpaid portion of his accrued base salary and unused paid time off; (ii) any amounts payable to him pursuant to the terms of any retirement or welfare benefit plan, and (iii) any expense reimbursements payable pursuant to our reimbursement policy (the “Bee Accrued Obligations”). Unvested equity grants shall be forfeited as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement;

●	Termination by us without cause or by Mr. Bee for good reason outside of change in control period: In addition to the Bee Accrued Obligations, Mr. Bee shall be entitled to receive a lump-sum severance payment in an amount equal to the sum of his then in effect annual base salary and a portion of his target bonus, calculated at 100% of target performance completion of goals and objectives, prorated for the portion of the calendar year that has passed as of his last day of employment, in each case, less all applicable withholdings and deductions. Any unvested equity grants, any annual long-term incentive awards, or any other equity awards made during the term of Mr. Bee’s employment shall fully and immediately vest (and in the case of options become exercisable), as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement. For these purposes, a change in control period means Mr. Bee’s termination of employment by us without cause or Mr. Bee’s resignation for good reason, in either case, within six months prior to, upon, or within twelve months following a change in control; and

●	Termination by us without cause or by Mr. Bee for good reason within change in control period: Mr. Bee shall be entitled to receive the payments and benefits provided in the immediately preceding bullet point, except that the amount of the lump-sum severance payment to be paid to Mr. Bee shall instead be equal to the sum of two times his then in effect annual base salary and 100% of his target annual bonus for the year in which the termination occurs. Notwithstanding the foregoing, in the event Mr. Bee’s termination of employment by us without cause or Mr. Bee’s resignation for good reason occurs within the change in control period and at the time of such termination Mr. Bee’s base salary is equal to or less than $500,000, the lump-sum severance payment payable shall instead be equal to the sum of three times Mr. Bee’s then in effect annual base salary and 100% of Mr. Bee’s target annual bonus for the year in which the termination occurs.

Under the Alexander Employment Agreement, in the event the following occurs:

●	Termination by us for cause, by Mr. Alexander without good reason, or due to Mr. Alexander’s disability or death: We shall pay Mr. Alexander (or, if applicable, his estate) in a lump sum (i) any unpaid portion of his accrued base salary and unused paid time off; (ii) any amounts payable to him pursuant to the terms of any retirement or welfare benefit plan, and (iii) any expense reimbursements payable pursuant to our reimbursement policy (the “Alexander Accrued Obligations”). Unvested equity grants shall be forfeited as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement;

●	Termination by us without cause or by Mr. Alexander for good reason outside of change in control period: In addition to the Alexander Accrued Obligations, Mr. Alexander shall be entitled to receive a lump-sum severance payment in an amount equal to the sum of his then in effect annual base salary and a portion of his target bonus, calculated at 100% of target performance completion of goals and objectives, prorated for the portion of the calendar year that has passed as of his last day of employment, in each case, less all applicable withholdings and deductions. Any unvested equity grants, any annual long-term incentive awards, or any other equity awards made during the term of Mr. Alexander’s employment shall fully and immediately vest (and in the case of options become exercisable), as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement. For these purposes, a change in control period means Mr. Alexander’s termination of employment by us without cause or Mr. Alexander’s resignation for good reason, in either case, within six months prior to, upon, or within twelve months following a change in control; and

●	Termination by us without cause or by Mr. Alexander for good reason within change in control period: Mr. Alexander shall be entitled to receive the payments and benefits provided in the immediately preceding bullet point, except that the amount of the lump-sum severance payment to be paid to Mr. Alexander shall instead be equal to the sum of two times his then in effect annual base salary and 100% of his target annual bonus for the year in which the termination occurs.

Under the Francis Employment Agreement, in the event the following occurs:

●	Termination by us for cause, by Mr. Francis without good reason, or due to Mr. Francis’s disability or death: We shall pay Mr. Francis (or, if applicable, his estate) in a lump sum (i) any unpaid portion of his accrued base salary and unused paid time off; (ii) any amounts payable to him pursuant to the terms of any retirement or welfare benefit plan, and (iii) any expense reimbursements payable pursuant to our reimbursement policy (the “Francis Accrued Obligations”). Unvested equity grants shall be forfeited as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement;

●	Termination by us without cause or by Mr. Francis for good reason outside of change in control period: In addition to the Francis Accrued Obligations, Mr. Francis shall be entitled to receive a lump-sum severance payment in an amount equal to the sum of his then in effect annual base salary and a portion of his target bonus, calculated at 100% of target performance completion of goals and objectives, prorated for the portion of the calendar year that has passed as of his last day of employment, in each case, less all applicable withholdings and deductions. Any unvested equity grants, any annual long-term incentive awards, or any other equity awards made during the term of Mr. Francis’s employment shall fully and immediately vest (and in the case of options become exercisable), as of the date of termination, and any vested equity awards shall be treated as specified in the applicable equity plan and award agreement. For these purposes, a change in control period means Mr. Francis’ termination of employment by us without cause or Mr. Francis’ resignation for good reason, in either case, within six months prior to, upon, or within six months following a change in control; and

●	Termination by us without cause or by Mr. Francis for good reason within change in control period: Mr. Francis shall be entitled to receive the payments and benefits provided in the immediately preceding bullet point, except that the amount of the lump-sum severance payment to be paid to Mr. Francis shall instead be equal to the sum of one and a half times his then in effect annual base salary and 100% of his target annual bonus for the year in which the termination occurs.

Under the Bee Employment Agreement, the Alexander Employment Agreement and the Franics Employment Agreement, in the event Mr. Bee, Mr. Alexander or Mr. Francis, respectively, is entitled to severance payment benefits as described above, provided Mr. Bee, Mr. Alexander or Mr. Francis, respectively, timely elects the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or similar state law (“COBRA”) continuation coverage, or, if COBRA continuation coverage is not available because the Company does not sponsor a group health plan that is required to provide COBRA continuation coverage, we shall continue to provide all welfare benefits provided to Mr. Bee, Mr. Alexander or Mr. Francis, respectively, immediately before such termination (including, without limitation, health and life insurance or the reimbursement of health insurance premiums, but excluding disability insurance) for a period following Mr. Bee’s, Mr. Alexander’s or Mr. Francis’ termination of employment of 18 months, to the extent permitted pursuant to the terms of such benefit plans, at the same cost and to the same extent that such insurance (or reimbursements thereof) continue to be provided to similarly situated employees at the time of termination. To the extent Mr. Bee, Mr. Alexander or Mr. Francis, respectively, becomes re-employed and eligible for benefits with another employer prior to the expiration of such period, Mr. Bee, Mr. Alexander or Mr. Francis, respectively, will elect such benefits and promptly notify us so that we will have no further obligation to provide these benefits, unless and then only to the extent that, the benefits that are being provided by us are more favorable than such benefits provided by the other company, as determined by Mr. Bee, Mr. Alexander or Mr. Francis, respectively, in his reasonable discretion.

Director Compensation

The Compensation Committee periodically evaluates the compensation of directors and recommends compensation changes to the Board as appropriate. Effective October 1, 2025, we pay members of our Board $7,500 per quarter in cash. Prior to that date, members of our Board were paid $6,000 per quarter in cash. Additionally, our Audit Committee chair receives $2,500 per quarter in cash and all other committee chairs receive $2,000 per quarter in cash. . In addition, our Board receives an annual stock retainer in the form of a combination of either RSUs or DSUs, at the option of the director, and stock options. The Company first began issuing DSUs to directors in fiscal year 2025. The RSUs and stock options vest immediately on the date of grant, and the DSUs fully vest upon the director ceasing to be a member of the Board. The RSUs and DSUs for fiscal year 2025 were approved in an amount of $47,981 per director and the stock options were approved in an amount of $47,765 in each case based on the closing price of the Company’s stock on the date of grant. Directors who are employees of the Company receive no additional cash compensation or equity compensation for serving on the Board.

While the Company does not require directors and officers to own a specific minimum number of shares of the Company’s common stock, the Company believes that each director and corporate officer should have a substantial personal investment in the Company. Under the Company’s Insider Trading Policy, it is improper for directors, officers and employees of the Company to engage in short-term or certain speculative transactions in the Company’s securities.

The following table sets forth information concerning director compensation during the fiscal year ended April 30, 2025 paid or provided to each of our non-employee directors who served in such capacity at any time during the most recent fiscal year. Other than as set forth in the table, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Director Compensation Table

Fiscal 2025

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(4)(5)	All Other Compensation ($)		Total ($)
Luke Norman	$17,500	$160,406	$126,913	$195,833	(6)	$500,652
Robert W. Schafer	$43,500	$47,981	$47,765	$—		$139,246
Michael Waldkirch	$37,500	$47,981	$47,765	$—		$133,246
Johanna Fipke	$35,500	$130,242	$47,765	$—		$213,507

(1)	George Bee, President and Chief Executive Officer, is not included in this table because he is an officer of the Company and did not receive separate compensation for his service as a director of the Company. The compensation received by Mr. Bee as an officer of the Company in fiscal year 2025 is included in the Summary Compensation Table.
(2)	Represents the aggregate grant date fair value for awards of RSUs or DSUs granted by us in the fiscal year ended April 30, 3035 computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements reported in the Original Filing for details as to the assumptions used to determine the fair value of the RSU and DSU awards.
(3)	As of April 30, 2025, Mr. Norman had 2,463 RSUs outstanding and 20,968 DSUs outstanding; Mr. Schafer had 14,199 RSUs outstanding; Mr. Waldkirch had 7,409 RSUs outstanding and 6,272 DSUs outstanding; and Ms. Fipke had 17,025 DSUs outstanding.
(4)	Represents the aggregate grant date fair value for stock option awards granted by us in the fiscal year ended April 30, 2025, computed in accordance with FASB Topic 718. See Note 10 to our consolidated financial statements reported in the Original Filing for details as to the assumptions used to determine the fair value of the stock option awards.
(5)	As of April 30, 2025, Mr. Norman had stock options to purchase 56,001 shares outstanding; Mr. Schafer had stock options to purchase 29,979 shares outstanding; Mr. Waldkirch had stock options to purchase 29,979 shares outstanding; and Ms. Fipke had stock options to purchase 9,669 shares outstanding.
(6)	We entered into a consulting agreement with Mr. Norman, effective November 25, 2024, pursuant to which Mr. Norman is to provide general corporate advisory services, introductions to banking relationships, consulting on strategic acquisitions to enhance the Company’s value, and introductions on potential candidates for mergers and acquisitions (the “November 2024 Norman Agreement”). The November 2024 Norman Agreement provides for an annual fee of $250,000, payable in equal monthly installments. In addition, Mr. Norman received a fee of $65,000 for services provided to the Company from March 15, 2024 through September 30, 2024. We paid a total of $210,833 in cash consulting fees to Mr. Norman during the fiscal year ended April 30, 2025.

Policies and Practices Related to the Timing of Certain Equity Award Grants

Our Compensation Committee meets periodically, including to approve equity award grants to our executives from time to time. The timing of grants is not coordinated with the release of material nonpublic information, and the Compensation Committee does not take material nonpublic information into account when determining the timing and terms of awards. Stock option awards are priced at fair market value on the date of grant, and both stock option and RSU awards are made in accordance with the terms of our equity plan. In addition to grants made as part of our annual equity grant process, the timing of any equity grants to executive officers in connection with new hires, promotions or other non-routine grants is tied to the event giving rise to the award, such as an executive officer’s commencement of employment or promotion effective date).

During fiscal year 2025, there were no stock options granted to any named executive officer within four business days preceding, or within one business day after, the filing of any report on Forms 10-K, 10-Q or 8-K that disclosed material non-public information.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Equity Compensation Plan Information (as of April 30, 2025)

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,045,131	$6.86	1,358,586
Equity compensation plans not approved by security holders	—	—	—
Total	1,045,131	$6.86	1,358,586

(1) Includes shares issuable pursuant to the exercise or conversion of options, RSUs and DSUs.

(2) Calculation of weighted-average exercise price of outstanding awards includes stock options, but does not include outstanding RSUs or DSUs.

Share Ownership Table

The following table sets forth certain information, as of September 26, 2025, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Company’s named executive officers and directors; and (iii) the Company’s executive officers and directors as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security, or that person has the right to acquire beneficial ownership of the security within sixty days. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned and addresses are c/o U.S. Gold Corp., 1910 East Idaho Street, Suite 102-Box 604, Elko, Nevada 89801. For each director, each named executive officer named in the table and our directors and executive officers as a group, the percentage of common stock ownership is based on 14,358,045 shares of common stock issued and outstanding as of September 26, 2025. For each owner of more than 5% of our common stock, the percentage of ownership is as of September 26, 2025, unless otherwise indicated.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class
Luke Norman(3)	536,362	3.70%

George Bee(4)	522,615	3.55%

Robert W. Schafer(5)	145,698	1.01%

Johanna Fipke(6)	26,694	*

Michael Waldkirch(7)	50,391	*

Eric Alexander(8)	160,056	1.10%

Kevin Francis(9)	85,871	*

Current Directors and Executive Officers as a group (7 persons)	1,527,687	10.06%

Phoenix Gold Fund Ltd(10)	791,807	5.42%

Thomas B. Akin and Karen Hochster(11)	1,774,860	12.10%

* Less than 1%.

(1)	The number of shares has been adjusted to reflect the 1-for-10 reverse stock split effective March 17, 2020.
(2)	Beneficial ownership includes all stock options, warrants and restricted awards (including vested RSUs) held by a stockholder that are currently exercisable or exercisable within 60 days of September 26, 2025.
(3)	Includes: (i) 415,379 unrestricted shares of common stock, of which 265,296 are owned by Luke Norman Consulting Limited, which is wholly owned by Mr. Norman; (ii) 22,415 shares of common stock underlying RSUs and DSUs, that are currently vested or exercisable within 60 days of September 26, 2025; (iii) options to purchase 52,893 shares of common stock that are currently exercisable or exercisable within 60 days of September 26, 2025 ; and (iv) warrants to purchase 45,675 shares of common stock, all of which are currently exercisable. Mr. Norman has no voting rights with respect to the RSUs and DSUs until the underlying shares are issued.
(4)	Includes: (i) 175,566 unrestricted shares of common stock; (ii) 266,041 shares of common stock underlying RSUs that are currently vested or exercisable within 60 days of September 26, 2025 and that are issuable upon Mr. Bee’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 80,238 shares of common stock that are currently exercisable or exercisable within 60 days of September 26, 2025; and (iv) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Mr. Bee has no voting rights with respect to the RSUs until the underlying shares are issued.

(5)	Includes: (i) 100,750 unrestricted shares of common stock; (ii) 14,199 shares of common stock underlying vested RSUs which are issuable upon Mr. Schafer’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 29,979 shares of common stock, all of which are currently exercisable; and (iv) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Mr. Schafer has no voting rights with respect to the RSUs until the underlying shares are issued.
(6)	Includes: (i) 17,025 shares of common stock underlying DSUs which are issuable upon Ms. Fipke’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); and (ii) options to purchase 9,669 shares of common stock, all of which are currently exercisable. Ms. Fipke has no voting rights with respect to the DSUs until the underlying shares are issued.
(7)	Includes: (i) 6,154 unrestricted shares of common stock; (ii) 13,681 shares of common stock underlying RSUs and DSUs, which are issuable upon Mr. Waldkirch’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 29,979 shares of common stock, all of which are currently exercisable; and (iv) warrants to purchase 577 shares of common stock, all of which are currently exercisable. Mr. Waldkirch has no voting rights with respect to the RSUs and DSUs until the underlying shares are issued.
(8)	Includes: (i) 1,540 unrestricted shares of common stock; (ii) 98,584 shares of common stock underlying RSUs that are currently vested or exercisable within 60 days of September 26, 2025 and that are issuable upon Mr. Alexander’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 59,162 shares of common stock that are currently exercisable or exercisable within 60 days of September 26, 2025; and (iv) warrants to purchase 770 shares of common stock, all of which are currently exercisable. Mr. Alexander has no voting rights with respect to RSUs until the underlying shares are issued.
(9)	Includes: (i) 308 unrestricted shares of common stock; (ii) 41,045 shares of common stock underlying RSUs that are currently vested or exercisable within 60 days of September 26, 2025 and that are issuable upon Mr. Francis’s resignation from the Company (subject to acceleration and forfeiture in certain circumstances); (iii) options to purchase 44,364 shares of common stock that are currently exercisable or exercisable within 60 days of September 26, 2025; and (iv) warrants to purchase 154 shares of common stock, all of which are currently exercisable. Mr. Francis has no voting rights with respect to RSUs until the underlying shares are issued.
(10)	Based solely on information as of September 30, 2025 contained in Amendment No. 9 to Schedule 13G (the “Phoenix SC 13G/A”) filed with the SEC on October 7, 2025 by AIMS Asset Management Sdn. Bhd. (“AIMS”) and Seraya Investment Pte. Ltd (“Seraya”) on behalf of their fund under management, Phoenix Gold Fund Ltd. (“Phoenix”). Phenix is a discretionary professional investment fund managed by AIMS and co-managed by Seraya, and the securities reported on the Phoenix SC 13G/A are beneficially owned by Phoenix. Phoenix owns 541,878 unrestricted shares of common stock, as well as warrants to purchase 249,929 shares of common stock, all of which are currently exercisable. The business address of AIMS as disclosed in the Phoenix SC 13G/A is Suite 10.3, West Wing, Rohas Tecnic, No. 9 Jalan P. Ramlee, 50250 Kuala Lumpur, Malaysia, and the business address of Seraya as disclosed in the Phoenix SC 13G/A is 7 Purvis Street, #03-01 188586, Singapore.
(11)	Based on information as of September 15, 2025 contained in Amendment No. 2 to Schedule 13G filed with the SEC on September 16, 2025 by Thomas B. Akin and Karen Hochster (the “Akin SC 13G/A”) and in accordance with the Company’s records, Mr. Akins directly beneficially owns 1,409,860 shares of common stock and warrants to purchase 315,000 shares of common stock (of which warrants to purchase 290,000 shares of common stock are reported in the Akin SC 13G/A), all of which are currently exercisable. Ms. Hochster has sole voting and sole dispositive power over 50,000 shares. The business address of Mr. Akin and Ms. Hochster as disclosed in the Akin SC 13G/A is 100 Meadowcreek Dr., Suite 150, Corte Madera, California 94925.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Described below are any transactions during the fiscal years ended April 30, 2025 and 2024 and any currently proposed transactions to which the Company is or was a party in which the amounts involved exceeded, or will exceed, the lesser of either $120,000 or 1% of the average of our total assets as of the fiscal years ended April 30, 2025 and 2024 and which we are required to report under relevant SEC rules and regulations.

During the fiscal year ended April 30, 2025, we paid Mr. Norman $210,833 in cash for consulting fees, of which $15,000 related to services performed in the fiscal year ended April 30, 2024. Mr. Norman also was granted 12,903 DSUs with a grant date fair value of $98,708 and stock options to purchase 13,260 shares with a grant date fair value of $65,504 for services provided to the Company during the fiscal year ended April 30, 2025.

During the fiscal year ended April 30, 2024, we paid Mr. Norman $120,000 in cash for consulting fees.

Independence of Directors

Our Board is currently comprised of five members, three of whom are independent directors. Consistent with the Company’s corporate governance principles, the Board’s determination of independence is made in accordance with the rules of the Nasdaq Stock Market, as the Board has not adopted supplemental independence standards. The Board, upon recommendation of the Nominating and Governance Committee, unanimously determined that each of Messrs. Schafer and Waldkirch and Ms. Fipke are “independent,” as such term is defined in the rules of the Nasdaq Stock Market.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the last two fiscal years by the Company’s independent accounting firm, Marcum LLP (“Marcum”):

	2025	2024
Audit Fees (1)	$213,132	$191,855
Audit-related fees (2)	-	-
Tax fees(3)	-	-
All Other Fees(4)	-	-
Total fees	$213,132	$191,855

(1) Audit Fees: Audit fees paid to Marcum for professional services associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, statutory and subsidiary audits required in certain locations, and regulatory filings.

(2) Audit-Related fees: For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees.”

(3) Tax Fees: Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

(4) All Other Fees: Consist of fees for products and services other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee charter requires the Audit Committee to approve, in advance, all audit and permissible non-audit services to be provided by our independent auditor and to establish policies and procedures for the pre-approval of audit and permissible non-audit services to be provided by our independent auditor. The Audit Committee’s policy is to pre-approve all services and fees for the fiscal year. This approval is evidenced by the Audit Committee approving the Audit Committee Chair’s execution of the independent auditor’s engagement letter. In addition, the Audit Committee can be convened on a case-by-case basis to approve any services not anticipated or services whose costs exceed the pre-approved amounts.

During the last two fiscal years ended April 30, 2025 and April 30, 2024, our Audit Committee pre-approved 100% of all audit and permissible non-audit services.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

EXHIBIT INDEX

2.1	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Articles of Incorporation dated December 30, 2015 filed with the Secretary of State of the State of Nevada. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.1.1	Certificate of Amendment to Articles of Incorporation dated July 6, 2016. Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.1.2	Certificate of Amendment to Articles of Incorporation dated May 3, 2017. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on May 5, 2017.

3.1.3	Certificate of Amendment of Articles of Incorporation of U.S. Gold Corp dated March 17, 2020. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 20, 2020.

3.1.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock dated December 30, 2015. Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.1.5	Certificate of Designations, Preferences and Rights of the Company’s 0% Series B Convertible Preferred Stock dated January 21, 2016. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.1.6	Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock dated May 2017. Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001- 08266 on May 26, 2017.

3.1.7	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series D Convertible Preferred Stock dated August 3, 2016. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.1.8	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series E Convertible Preferred Stock dated January 12, 2018. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 19, 2018.

3.1.9	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series F Convertible Preferred Stock June 19, 2019. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

3.1.10	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series G Convertible Preferred Stock March 2020. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 30, 2020.

3.1.11	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s Series H Convertible Preferred Stock dated August 10, 2020. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

3.1.12	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s Series I Convertible Preferred Stock dated August 10, 2020. Incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

3.2	Second Amended and Restated Bylaws dated November 1, 2018. Incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, filed on November 2, 2018.

4.1	Description of Securities. Incorporated by reference from Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

4.2	Form of Common Stock Purchase Warrant dated May 2011. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

4.3	Form of Class A Common Stock Purchase Warrant dated June 19, 2019. Incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.4	Form of Common Stock Purchase Warrant dated January 2021. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 28, 2021.

4.5	Form of Common Stock Purchase Warrant dated February 16, 2022. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

4.6	Form of Common Stock Purchase Warrant dated March 18, 2022. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

4.7	Form of Common Stock Purchase Warrant dated April 10, 2023. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

4.8	Amendment No. 1 to Warrants dated April 10, 2023. Incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

4.9	Form of Common Stock Purchase Warrant dated April 2024. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 19, 2024.

4.10	Form of Common Stock Purchase Warrant dated November 27, 2024. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 4, 2024.

10.1	Assignment and Assumption of Earn-In Agreement dated November 9, 2022. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 15, 2022.

10.2	Form of Securities Purchase Agreement dated February 14, 2022. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

10.3	Form of Securities Purchase Agreement dated March 15, 2022. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

10.4	Form of Securities Purchase Agreement dated April 4, 2023. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

10.5	Form of Securities Purchase Agreement dated April 15, 2024. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 19, 2024.

10.6	Form of Securities Purchase Agreement November 27, 2024. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 4, 2024.

10.7#	Employment Agreement dated December 4, 2020 by and between George Bee and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.8#	Employment Agreement dated December 4, 2020 by and between Eric Alexander and U.S. Gold Corp. Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.9#	Employment Agreement dated July 19, 2021 by and between Kevin Francis and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on July 22, 2021.

10.10#	Consulting Agreement dated March 10, 2021 by and between Luke Norman Consulting Ltd. and U.S. Gold Corp. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 24, 2022.

10.11#	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on September 24, 2019.

10.11.1#	First Amendment to the U.S. Gold Corp. 2020 Stock Incentive Plan dated November 9, 2020. Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on November 10, 2020.

10.11.2#	U.S. Gold Corp. Amended and Restated 2020 Stock Incentive Plan

10.11.3#	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.11.4#	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.11.5#	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference from Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.12#	Consulting Agreement dated November 25, 2024 by and between Luke Norman Consulting Ltd. and U.S. Gold Corp.

10.13*	Controlled Equity OfferingSM Sales Agreement, dated as of June 9, 2025, by and between U.S. Gold Corp. and Cantor Fitzgerald & Co. Incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 9, 2025.

19.1	Insider Trading Policy effective June 14, 2021. Incorporated by reference from Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

21.1	List of Subsidiaries. Incorporated by reference from Exhibit 19.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2025.

23.1	Consent of Marcum LLP. Incorporated by reference from Exhibit 23.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2025.

23.2	Consent of AKF Mining Services Inc. Incorporated by reference from Exhibit 23.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2025.

23.3	Consent of Drift Geo LLC. Incorporated by reference from Exhibit 23.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2025.

23.4	Consent of John Wells. Incorporated by reference from Exhibit 23.4 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2025.

23.5	Consent of Samuel Engineering, Inc. Incorporated by reference from Exhibit 23.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2025.

23.6	Consent of Tierra Group International, Ltd. Incorporated by reference from Exhibit 23.6 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2025.

23.7	Consent of Company QP (Kevin Francis). Incorporated by reference from Exhibit 23.7 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2025.

31.1	Rule 13a-14(a) Certification of George Bee.

31.2	Rule 13a-14(a) Certification of Eric Alexander.

32.1	Section 1350 Certification of George Bee (Furnished not Filed). Incorporated by reference from Exhibit 32.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2025.

32.2	Section 1350 Certification of Eric Alexander (Furnished not Filed). Incorporated by reference from Exhibit 32.2 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2025.

96.1	Technical Report Summary of CK Gold Project for U.S. Gold Corp., Laramie County, Wyoming, USA, effective February 10, 2025. Incorporated by reference from Exhibit 96.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 14, 2025.

97.1#	U.S. Gold Corp Executive Compensation Clawback Policy effective November 14, 2023. Incorporated by reference from Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

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

101.LAB Inline XBRL Taxonomy Extension Label Link base Document

101.PRE Inline XBRL Taxonomy Extension Presentation Link base Document

101.DEF Inline XBRL Taxonomy Extension Definition Link base Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management or compensation plan or arrangement

* Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORP.

Date: October 10, 2025	By:	/s/ George M. Bee
George M. Bee
President and Chief Executive
Officer (Principal Executive Officer)

Date: October 10, 2025	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)

