Form 10-Q/A
period 2025-07-31
U.S. GOLD CORP.
filed 2025-10-10
CIK 27093

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

Common Stock ($0.001 par value): As of September 26, 2025, there were 14,358,045 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q (the “Original Report”) of U.S. Gold Corp. (the “Company”) for the quarter ended July 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2025.

The Company is filing this Amendment solely to:

●	amend and restate Part I, Item 4 of the Original Filing to update management’s evaluation of disclosure controls and procedures to provide that, as of July 31, 2025, our disclosure controls and procedures were not effective due to the late filing of Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended April 30, 2025 to disclose the Part III information; and

●	file new Exhibits 31.1 and 31.2 as exhibits to this Amendment under Item 15 of Part IV hereof.

The Company is not including a new certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being amended or filed with this Amendment. Because the amended disclosures do not affect our financial statements, there is no change to the conclusion related to changes in internal control over financial reporting for the quarter ended July 31, 2025.

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

3

PART I: FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures (Restated)

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

At the time of the Original Filing, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that they were effective to accomplish their objectives at a reasonable level. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of July 31, 2025, due to the late filing of Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended April 30, 2025 to disclose the Part III information. Because the amended disclosures do not affect our financial statements, there is no change to the conclusion related to changes in internal control over financial reporting for the quarter ended July 31, 2025.

Remediation Plan and Status

As disclosed above, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2025, due to the late filing of Amendment No.1 to the Company’s Form 10-K for the fiscal year ended April 30, 2025 to disclose the Part III information. To remediate the ineffectiveness of the Company’s disclosure controls and procedures, the Company intends to formalize its processes with respect to identifying the filing deadlines for reports required to be filed under the Exchange Act, including, without limitation, developing disclosure controls and procedures specific to identifying and complying with filing deadlines and expanding training for personnel involved in the preparation and filing of reports required to be filed under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

PART II: OTHER INFORMATION

Item 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Amendment No. 1 to Warrant Agreement, dated as of August 9, 2025, by and between U.S. Gold Corp. and the Warrantholder. Incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 11, 2025.
10.1	Controlled Equity OfferingSM Sales Agreement, dated as of June 9, 2025 by and between U.S. Gold Corp. and Cantor Fitzgerald & Co. Incorporated by reference from Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on June 9, 2025.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer (Furnished not Filed). Incorporated by reference to Exhibit 32.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 15, 2025.
32.2	Section 1350 Certification of Chief Financial Officer (Furnished not Filed). Incorporated by reference to Exhibit 32.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on September 15, 2025.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

5

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

6