Form 10-Q
period 2025-10-31
U.S. GOLD CORP.
filed 2025-12-10
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

Common Stock ($0.001 par value): As of December 9, 2025, there were 14,390,202 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to the ability of available cash reserves at October 31, 2025, to be sufficient for greater than the next twelve months; U.S. Gold Corp.’s (the “Company,” “we,” “us,” or “our”) ability to continue as a going concern; our plans to use Glencore Technology’s Jameson Cell Flotation Equipment for enhanced gold and copper recovery for our CK Gold Project in our feasibility study and project execution plan; the expectation that Cheyenne Light, Fuel and Power will begin pre-construction planning, engineering and procurement activities in preparation for the potential construction of facilities as would be necessary to provide power and energy to the CK Gold Project; expected vesting of options to purchase shares of the Company’s common stock; and expected legal and accounting expenses to maintain compliance with the Sarbanes-Oxley Act of 2002 and the effect of these expenses on the Company’s profitability and our results of operations.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth in, or incorporated by reference in this report, including:

●	deviations from the projections set forth in the prefeasibility study for the CK Gold Project due to unanticipated variations in grade, unexpected challenges with potential mining of the deposit, volatility in commodity prices, variations in expected recoveries, increases in projected operating or capital costs, or delays in our permitting plans;
●	mining exploration and development risks, including risks related to regulatory approvals, operational hazards and accidents, equipment breakdowns, contractor disputes, contractual disputes related to exploration properties and other unanticipated difficulties;
●	the strength of the world economies;
●	competition in the gold and precious minerals mining industries;
●	fluctuations in interest rates and inflation rates;
●	changes in governmental rules and regulations or actions taken by regulatory authorities;
●	future adverse legislation regarding the mining industry and climate change;
●	the impact of geopolitical events and other uncertainties, such as the conflicts in Ukraine and the Middle East;
●	current and future political and economic factors in the United States and China and the relationship between the two countries;
●	our ability to maintain compliance with the Nasdaq Capital Market LLC’s listing standards;
●	volatility in the market price of our common stock;
●	our ability to fund our business with our current cash reserves based on our currently planned activities;
●	our ability to raise the necessary capital required to continue our business on terms acceptable to us or at all;
●	our expected cash needs and the availability and plans with respect to future financing;
●	our ability to maintain the adequacy of internal control over financial reporting;
●	adverse technological changes and cybersecurity threats;
●	our ability to retain key management and mining personnel necessary to operate and grow our business successfully; and
●	the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (“fiscal year 2025”), as amended October 10, 2025.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2025	2025

ASSETS
CURRENT ASSETS:
Cash	$8,836,730	$8,168,767
Prepaid expenses and other current assets	998,231	726,631

Total current assets	9,834,961	8,895,398

NON - CURRENT ASSETS:
Property, net	1,526,563	431,875
Reclamation bond deposit	1,256,929	1,134,329
Operating lease right-of-use asset, net	83,121	34,410
Mineral rights	14,370,255	14,370,255

Total non - current assets	17,236,868	15,970,869

Total assets	$27,071,829	$24,866,267

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,574,098	$636,734
Stock payable	47,500	208,809
Operating lease liabilities, current portion	48,710	34,410

Total current liabilities	1,670,308	879,953

LONG- TERM LIABILITIES
Warrant liability	-	11,631,100
Asset retirement obligation	355,265	338,421
Operating lease liabilities, less current portion	34,411	-
Deferred tax liability	430,486	430,486
Total long-term liabilities:	820,162	12,400,007

Total liabilities	2,490,470	13,279,960

Commitments and Contingencies

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of October 31, 2025 and April 30, 2025	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,385,202 shares and 12,692,784 shares issued and outstanding as of October 31, 2025 and April 30, 2025	14,385	12,693
Additional paid-in capital	124,534,247	104,980,837
Accumulated deficit	(99,967,273)	(93,407,223)

Total stockholders’ equity	24,581,359	11,586,307

Total liabilities and stockholders’ equity	$27,071,829	$24,866,267

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	319,567	222,773	647,848	462,832
Exploration costs	605,289	499,965	880,370	1,212,050
Professional and consulting fees	2,510,326	661,954	3,958,741	1,314,443
General and administrative expenses	1,119,799	757,802	2,706,099	1,745,862

Total operating expenses	4,554,981	2,142,494	8,193,058	4,735,187

Loss from operations	(4,554,981)	(2,142,494)	(8,193,058)	(4,735,187)

Other income (expense):
Interest income	68,430	25,017	134,008	41,555
Other income	4,000	-	4,000	-
Change in fair value of warrant liability	-	14,950	1,495,000	(1,734,200)

Total other income (expense)	72,430	39,967	1,633,008	(1,692,645)

Loss before provision for income taxes	(4,482,551)	(2,102,527)	(6,560,050)	(6,427,832)

Provision for income taxes	-	-	-	-

Net loss	$(4,482,551)	$(2,102,527)	$(6,560,050)	$(6,427,832)

Net loss per common share, basic and diluted	$(0.31)	$(0.20)	$(0.47)	$(0.60)

Weighted average common shares outstanding - basic and diluted	14,323,910	10,746,496	14,096,397	10,739,347

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024

	Common Stock				Total
	$0.001 Par Value		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, April 30, 2025	12,692,784	$12,693	$104,980,837	$(93,407,223)	$11,586,307

Issuance of common stock for services including accrued and prepaid services	32,049	32	251,277	-	251,309

Issuance of common stock for exercise of stock options	2,742	3	13,201	-	13,204

Issuance of common stock for exercise of stock warrants	1,038,384	1,038	6,481,974	-	6,483,012

Issuance of common stock for cashless exercise of stock warrants	260,071	260	(260)	-	-

Reclassification of warrant liability into equity upon exercise of warrants	-	-	10,136,100	-	10,136,100

Accretion of stock based compensation in connection with stock option grants	-	-	79,746	-	79,746

Stock-based compensation in connection with restricted common stock award grants
and restricted and deferred common stock unit grants	-	-	55,267	-	55,267

Net loss	-	-	-	(2,077,499)	(2,077,499)

Balance, July 31, 2025	14,026,030	14,026	121,998,142	(95,484,722)	26,527,446

Issuance of common stock for cash	38,541	38	523,238	-	523,276

Issuance of common stock for exercise of stock options	1,726	2	13,202	-	13,204

Issuance of common stock for exercise of stock warrants	266,665	267	1,864,703	-	1,864,970

Issuance of common stock for cashless exercise of stock warrants	52,240	52	(52)	-	-

Accretion of stock based compensation in connection with stock option grants	-	-	79,746	-	79,746

Stock-based compensation in connection with restricted common stock award grants
and restricted and deferred common stock unit grants	-	-	55,268	-	55,268

Net loss	-	-	-	(4,482,551)	(4,482,551)

Balance, October 31, 2025	14,385,202	$14,385	$124,534,247	$(99,967,273)	$24,581,359

	Common Stock				Total
	$0.001 Par Value		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, April 30, 2024	10,732,277	$10,732	$90,297,824	$(72,848,101)	$17,460,455

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants
and restricted common stock unit grants	-	-	9,375	-	9,375

Net loss	-	-	-	(4,325,305)	(4,325,305)

Balance, July 31, 2024	10,732,277	10,732	90,314,601	(77,173,406)	13,151,927

Issuance of common stock for exercise of stock warrants	15,000	15	67,185	-	67,200

Issuance of common stock for services including accrued and prepaid services	30,212	30	119,970	-	120,000

Issuance of common stock for vested restricted stock unit	7,927	8	(8)	-	-

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Net loss	-	-	-	(2,102,527)	(2,102,527)

Balance, October 31, 2024	10,785,416	$10,785	$90,509,150	$(79,275,933)	$11,244,002

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	October 31, 2025	October 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,560,050)	$(6,427,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,636	16,054
Accretion	16,844	15,323
Amortization of right-of-use asset	29,343	28,170
Stock based compensation	290,026	79,179
Amortization of prepaid stock based expenses	15,000	-
Change in fair value of warrant liability	(1,495,000)	1,734,200
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(249,100)	398,484
Reclamation bond deposit	(122,600)	25,000
Accounts payable and accrued liabilities	937,365	147,985
Stock payable	32,500	-
Operating lease liability	(29,343)	(28,170)

NET CASH USED IN OPERATING ACTIVITIES	(7,110,379)	(4,011,607)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of land and building	(1,119,324)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,119,324)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	523,276	-
Proceeds from issuance of common stock for exercise of stock option	26,408	-
Proceeds from issuance of common stock for exercise of stock warrants	8,347,982	67,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,897,666	67,200

NET INCREASE/(DECREASE) IN CASH	667,963	(3,944,407)

CASH - beginning of year	8,168,767	5,574,278

CASH - end of period	$8,836,730	$1,629,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$193,809	$-
Issuance of common stock for prepaid services	$37,500	$65,000
Reclassification of warrant liability into equity upon exercise of warrants	$10,136,100	$-
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$78,054	$-

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of October 31, 2025. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended April 30, 2025, which are contained in the Form 10-K filed on July 29, 2025, as amended October 10, 2025. The unaudited condensed consolidated balance sheet as of April 30, 2025 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the six months ended October 31, 2025, are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2026 (“fiscal year 2026”).

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

OCTOBER 31, 2025

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at October 31, 2025 and April 30, 2025. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At October 31, 2025 and April 30, 2025, the Company had bank balances of approximately $8.6 million and $7.9 million, respectively, exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $998,231 and $726,631 at October 31, 2025 and April 30, 2025, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

Property

Property is carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally three to fifteen years.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the six months ended October 31, 2025 and 2024.

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

OCTOBER 31, 2025

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

OCTOBER 31, 2025

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

OCTOBER 31, 2025

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. There were no impacts reflected in our results for the quarter ending October 31, 2025, and our income tax expense or effective income tax rate.

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

All activities are related to the exploration and evaluation of mineral properties, and the Company has not commenced commercial operations or generated revenues to date. Internal reporting and decision-making are performed, and all financial results are reviewed on a consolidated basis by the CODM, without differentiation by individual exploration property. The single segment constitutes all the consolidated entity, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the six months ended October 31, 2025 and 2024, the Company operated in one operating segment.

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

OCTOBER 31, 2025

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

On November 4, 2024, the FASB issued ASU No. 2024-03 Subtopic 220-40 – Disaggregation of Income Statement Expenses (“ASU 2024-03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and early adoption is permitted. ASU 2024-03 allows entities to apply the amendment prospectively or elect retrospective application. The Company is currently evaluating the impact the adoption of ASU 2024-03 may have on the Company’s consolidated financial statements.

On December 8, 2025, the FASB issued ASU 2025-11 – Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 31, 2025, the Company had cash of approximately $8.8 million, working capital of approximately $8.2 million, which consists primarily of cash, and an accumulated deficit of approximately $99.97 million. The Company had a net loss and cash used in operating activities of approximately $6.6 million and $7.1 million, respectively, for the six months ended October 31, 2025. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the filing date of this Form 10-Q, the Company may have sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	October 31, 2025	April 30, 2025
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property and equipment consisted of the following:

	October 31, 2025	April 30, 2025
Site costs	$203,320	$203,320
Land	654,731	352,718
Building	817,311	-
Computer equipment	9,924	9,924
Vehicle	39,493	39,493
Total	1,724,779	605,455
Less: accumulated depreciation	(198,216)	(173,580)
Total	$1,526,563	$431,875

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025

For the three months ended October 31, 2025 and 2024, depreciation expense amounted to $16,200 and $7,923, respectively, and for the six months ended October 31, 2025 and 2024, depreciation expense amounted to $24,636 and $16,054, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

In September 2025, the Company acquired land and a building located in Cheyenne, Wyoming for a total purchase price of $1,119,324 (the “Property Acquisition”).

Concurrent with the Property Acquisition, the Company entered into a one-year lease agreement (the “leaseback”) to lease the property back to the seller (the “seller-lessee”). Accordingly, the Company is the lessor (the “buyer-lessor”) in the leaseback arrangement. The leaseback is accounted for as an operating lease under ASC 842.

In accordance with ASC 842-40 (Sale and Leaseback Transactions), the Company evaluated and determined that the contractual leaseback payments are below market rent for comparable properties and terms. ASC 842-40 requires the adjustment of the purchase price of the underlying asset for any off-market terms of sale and leaseback transactions. A buyer-lessor should account for such difference as prepayment of rent by the seller-lessee, which should be recognized as lease income along with the contractual leaseback payments.

Accordingly, the acquired land and building is recorded at an adjusted cost of $1,119,324 which consists of the purchase price of $1,095,336 and the off-market adjustment of $23,988 of deferred rent representing the value of the below-market leaseback terms.

The deferred rent is presented within accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet and will be amortized to other income ratably over the one-year term of the lease agreement.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold and Keystone projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	October 31, 2025	April 30, 2025

Balance, beginning of period	$338,421	$307,657
Retired	-	-
Accretion expense	16,844	30,764
Balance, end of period	$355,265	$338,421

For the three months ended October 31, 2025 and 2024, accretion expense amounted to $8,365 and $7,605 respectively, and for the six months ended October 31, 2025 and 2024, accretion expense amounted to $16,844 and $15,323 respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025

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

During the three months ended October 31, 2025 and 2024, lease expense of $19,909 and $18,931, respectively, and during the six months ended October 31, 2025 and 2024, lease expense of $39,148 and $37,862, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	October 31, 2025	April 30, 2025
Operating leases	$83,121	$34,410

Operating Lease liabilities are summarized below:

	October 31, 2025	April 30, 2025
Operating lease, current portion	$48,710	$34,410
Operating lease, long term portion	34,411	-
Total lease liability	$83,121	$34,410

The weighted average remaining lease term for the operating leases is 1.66 years and the weighted average incremental borrowing rate is 9.69% at October 31, 2025.

The following table includes supplemental cash and non-cash information related to the Company’s leases:

	Period ended October 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$31,515	$30,517

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025

The remaining minimum lease payments under non-cancelable operating leases at October 31, 2025 are as follows:

Year ended April 30, 2026- remainder	32,855
Year ended April 30, 2027	43,200
Year ended April 30, 2028	14,400
Total	$90,455
Less: imputed interest	(7,334)
Total present value of lease liability	$83,121

NOTE 8 — RELATED PARTY TRANSACTIONS

On November 25, 2024, the Company and Luke Norman Consulting Ltd. (“Norman Consulting”), an entity controlled by Luke Norman, who was appointed as a director of the Company on May 18, 2022, to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships, entered into a consulting agreement (the “November 2024 Agreement”) for an initial term of 12 months, which shall automatically renew for a successive 12-month period unless terminated by the Company. As compensation for services rendered by Norman Consulting to the Company in connection with the November 2024 Agreement, the Company shall pay Norman Consulting an annual consulting fee of $250,000, which shall be paid in equal monthly installments. Additionally, Norman Consulting shall be entitled to receive payments upon the occurrence of a “transformative transaction” (as defined in the November 2024 Agreement). The Company also agreed to compensate Norman Consulting for its past services to the Company from March 2024 to October 2024 by (i) issuing 19,779 restricted shares of the Company’s common stock to Norman Consulting and (ii) paying a lump-sum cash payment of $65,000 to Norman Consulting. The Company paid consulting fees to Norman Consulting of $62,500 and $0 in cash during the three months ended October 31, 2025 and 2024, respectively, and $125,000 and $0 in cash during the six months ended October 31, 2025 and 2024, respectively. The Company issued the 19,779 shares discussed above on June 26, 2025. Additionally, as of October 31, 2025, the Company recorded accounts payable and accrued expenses totaling $127,078 due to Norman Consulting that was included in accounts payable and accrued liabilities.

NOTE 9 — WARRANT LIABILITY

As of October 31, 2025 and April 30, 2025, the Company’s warrant liabilities were valued at $0 and $11,631,100, respectively. Under the guidance in ASC 815-40, certain warrants did not meet the criteria for equity treatment. These warrants included a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the completion of a “fundamental transaction.” A fundamental transaction, as defined in the warrants, includes (a) any merger or consolidation by and between the Company and another Person, (b) the sale or other disposition by the Company of all or substantially all of its assets, (c) the completion of any tender offer or exchange offer pursuant to which the holders of greater than 50% of the Company’s outstanding common stock has agreed to tender or exchange their securities, and (d) the consummation of a stock purchase agreement or other business combination whereby another Person acquires more than 50% of the outstanding shares of common stock of the Company. In the event of a fundamental transaction, the holder of the warrant has the right to require that the Company purchase the warrant from the holder by paying the holder an amount of cash equal to a valuation based on the Black-Scholes Option Pricing Model reflecting an expected volatility equal to the greater of 100% or the 100-day volatility as of the trading day immediately following the public announcement of the applicable fundamental transaction. This volatility input precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company concluded that liability accounting was required.

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

As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. In May 2025, the Company issued an aggregate of 870,000 shares of common stock upon the exercise of the 870,000 common stock purchase warrants and received proceeds of approximately $5,359,200. Additionally, in May 2025, the Company issued an aggregate of 260,071 shares of common stock upon the cashless exercise of the 625,000 common stock purchase warrants. Therefore, the fair value of the warrant liability on the date of exercise of $10,136,100 was reclassified into additional paid in capital in May 2025.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025

Measurement

The Company accounted for the 625,000 warrants issued on March 18, 2022 and the 870,000 warrants issued on April 10, 2023, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and were recorded as a liability. In May 2025, the fair value of the warrant liability on the date of exercise was reclassified into additional paid in capital (see above).

The key inputs for the warrant liability were as follows as of May 2, 2025 (the valuation date before the date of exercise):

Key Valuation Inputs
Expected term (years)	3.44
Annualized volatility	64.2%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.84%
Stock price	$9.99
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 3.44 years

The key inputs for the warrant liability were as follows as of April 30, 2025:

Key Valuation Inputs
Expected term (years)	3.45
Annualized volatility	64.0%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.61%
Stock price	$10.97
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 3.45 years

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the six months ended October 31, 2025:

Warrant Liability
Fair value as of April 30, 2025	$11,631,100
Change in fair value	(1,495,000)
Reclassification into equity upon warrant exercise	(10,136,100)
Fair value as of October 31, 2025	$-

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025

NOTE 10 — STOCKHOLDERS’ EQUITY

As of October 31, 2025, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of October 31, 2025 and April 30, 2025.

Common Stock Issued for Cash

During August and September 2025, the Company issued 38,541 shares of its common stock pursuant to the Controlled Equity OfferingSM Sales Agreement, dated June 9, 2025, with Cantor Fitzgerald & Co., for gross proceeds of approximately $523,276.

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

Between August 2025 and October 2025, the Company issued an aggregate of 266,665 shares of common stock upon the exercise of 266,665 common stock purchase warrants and received proceeds of approximately $1,864,970.

Additionally between August 2025 and October 2025, the Company issued an aggregate of 52,240 shares of common stock upon the cashless exercise of 105,000 common stock purchase warrants.

Common Stock Issued for Exercise and Cashless Exercise of Stock Options

In May 2025, the Company issued 1,726 shares of common stock upon the exercise of 1,726 stock options and received proceeds of approximately $13,204. Additionally in May 2025, the Company issued 1,016 shares of common stock upon the cashless exercise of 3,453 stock options.

In September 2025, the Company issued 1,726 shares of common stock upon the exercise of 1,726 stock options and received proceeds of approximately $13,204.

Common Stock Issuances, Restricted Stock Awards, and RSUs/DSUs Granted for Services

On June 26, 2025, the Company issued an aggregate of 4,998 shares of common stock to a consultant in connection with a consulting agreement for services rendered from October 2024 to May 2025. The 4,998 shares of common stock had a fair value of approximately $40,000, or $8 per share, based on the quoted trading prices on the respective monthly valuation dates, which was fully vested and expensed over each monthly service period from October 2024 to May 2025. In connection with this issuance, the Company reduced accrued liabilities by $35,000 and recognized stock-based compensation of $55,000 during the six months ended October 31, 2025.

On June 26, 2025, the Company issued 7,272 shares of common stock to a consultant in connection with a consulting agreement for services to be rendered from March 2025 to March 2026. The 7,272 shares of common stock had a fair value of approximately $60,000, or $8.25 per share, based on the quoted trading price on the starting date of the consulting agreement. The Company reduced accrued liabilities by $7,500, recognized stock-based compensation of $30,000 during the six months ended October 31, 2025 and recorded prepaid stock-based expense of $22,500 at October 31, 2025 to be amortized over the term of the agreement.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025

On June 26, 2025, the Company issued 19,779 shares of common stock to a director of the Company for his past consulting services from March 2024 to October 2024 (see Note 8). Accordingly, the Company reduced accrued liabilities by $151,309 at October 31, 2025.

Total stock-based compensation expense for awards issued for services was $55,268 and $0 for the three months ended October 31, 2025, and 2024, respectively, and total stock-based compensation expense for awards issued for services was $110,535 and $9,375 for the six months ended October 31, 2025, and 2024, respectively. As of October 31, 2025, there were 44,866 unvested RSUs and 4,033 unvested DSUs outstanding, with a total unvested compensation expense of $334,958 remaining to be expensed, which will vest upon the occurrence of certain conditions. Additionally, there were 497,331 vested RSUs and 40,233 vested DSUs that had been awarded but had not yet been converted into common stock. In total, 586,461 RSUs and DSUs, both vested and unvested, remained outstanding as of October 31, 2025.

A summary of the changes in RSUs and DSUs outstanding during the six months ended October 31, 2025 follows:

	Restricted and Deferred Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2025	586,461	$9.60
Granted	-	-
Vested and converted	-	-
Balance at October 31, 2025	586,461	$9.60

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025

Stock options

The following is a summary of the Company’s stock option activity during the six months ended October 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2025	458,670	$6.86	3.77
Granted	—	—	—
Exercised	(6,905)	7.65	4.54
Forfeited	—	—	—
Cancelled	(2,500)	7.52	4.79
Balance at October 31, 2025	449,265	6.84	3.25

Options exercisable at end of period	384,702	$6.71
Options expected to vest	64,563	$7.65
Weighted average fair value of options granted during the period		$—

At October 31, 2025 and April 30, 2025, the aggregate intrinsic value of options outstanding and exercisable were $3,808,769 and $1,886,016, respectively.

Stock-based compensation for stock options recorded in the unaudited condensed consolidated statements of operations totaled $79,746 and $7,402 for the three months ended October 31, 2025 and 2024, respectively, and $159,492 and $14,804 for the six months ended October 31, 2025 and 2024, respectively. A balance of $186,069 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.56 years.

Stock-based expense for stock options were recorded in the following amounts as reflected in the unaudited condensed consolidated statements of operations:

	For the three months ended October 31, 2025	For the three months ended October 31, 2024
Compensation and related taxes — general and administrative	$43,071	$7,402
Professional and consulting fees	36,675	-
Total	$79,746	$7,402

	For the six months ended October 31, 2025	For the six months ended October 31, 2024
Compensation and related taxes — general and administrative	$86,142	$14,804
Professional and consulting fees	73,350	-
Total	$159,492	$14,804

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of October 31, 2025, and the changes during the period are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance at April 30, 2025	4,443,444	$7.30	2.93
Granted	—	—	—
Exercised	(2,035,049)	6.31	2.21
Forfeited	—	—	—
Canceled	—	—	—
Total Warrants Outstanding at October 31, 2025	2,408,395	$8.14	2.61
Warrants exercisable at end of period	2,408,395	$8.14	2.61
Weighted average fair value of warrants granted during the period		$—

As of October 31, 2025, the aggregate intrinsic value of warrants outstanding and exercisable was $17,293,729.

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

	October 31, 2025	October 31, 2024
Common stock equivalents:
Restricted and deferred stock units	586,461	425,548
Stock options	449,265	192,750
Stock warrants	2,408,395	4,273,949
Total	3,444,121	4,892,247

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

OCTOBER 31, 2025

In connection with the Wyoming Mining Leases, production royalties of 2.1% of net receipts are required to be paid to the State of Wyoming, although once the project is in operation, the Board of Land Commissioners has the authority to reduce the royalty payable to the State of Wyoming.

The future minimum lease payments at October 31, 2025 under these mining leases are as follows, with each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2026	$3,360
Fiscal 2027	3,360
Fiscal 2028	3,360
Fiscal 2029	3,360
Fiscal 2030	3,360
Fiscal 2031 and thereafter	8,160
$24,960

The Company may renew each lease for a fourth term, which will require annual payments of $4.00 per acre.

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

The annual advance minimum royalty payments as of October 31, 2025, under the option agreement are as follows, with each payment to be made on the first anniversary of the effective date of the option agreement and continuing until the tenth anniversary:

Fiscal 2027	$25,000
Fiscal 2028	25,000
Fiscal 2029	25,000
Fiscal 2030	25,000
Fiscal 2031	25,000
Total	$125,000

100% of the advance minimum royalty payments will be applied to the royalty credits.

Exploration Access and Option to Lease Agreement

On August 25, 2021 (“Effective Date”), the Company entered into an Exploration Access and Option to Lease Agreement (the “Agreement”) with a private-party landowner (the “Landowner”) whereby the Landowner granted the Company an option (the “Option”) to lease and right of way on a property located in Laramie County, Wyoming. The Company may exercise the Option for five years (“Option Term”) from the Effective Date. During the Option, the Landowner granted non-exclusive rights (the “Exploration Access Rights”) to the Company to use the surface of the property for an annual exploration and access right payment of $10,000, thirty days after the effective date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised or expires. The Company is also required to pay an annual Option payment of $35,780 for the lease and $6,560 for the right of way within thirty days after the Effective Date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised by the Company or expires. The Company paid a total of $42,340 for each of the periods ended on September 1, 2021, 2022, 2023, 2024 and 2025, pursuant to this Agreement.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2025

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

NOTE 13 — SUBSEQUENT EVENTS

Warrant Exercises

In November 2025, the Company issued an aggregate of 5,000 shares of common stock upon the exercise of 5,000 common stock purchase warrants and received proceeds of approximately $22,400.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with U.S. GAAP, which are duplicate to the disclosures in the audited consolidated financial statements, have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC on July 29, 2025, as amended October 10, 2025.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of October 31, 2025, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the six months ended October 31, 2025 and 2024. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements” above. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, as amended.

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

Summary of Activities for the Three months ended October 31, 2025

During the three months ended October 31, 2025, we continued engineering studies towards the completion of a feasibility study. We continue to enhance our understanding of the Keystone Project deposit in Nevada and worked towards the filing of an exploration Plan of Operation on our Challis Gold Project in Idaho.

An overview of certain significant events follows:

●	In August 2025, we announced that we plan to use Glencore Technology’s Jameson Cell Flotation Equipment for enhanced gold and copper recovery for our CK Gold Project in our feasibility study and project execution plan.

●	In August 2025, we announced that we have entered into a contract with Cheyenne Light, Fuel and Power (“CLFP”), a subsidiary of Black Hills Corp., the first step toward construction of the powerline to serve the CK Gold Project. CLFP is expected to begin pre-construction planning, engineering and procurement activities in preparation for the potential construction of facilities as would be necessary to provide power and energy to the CK Gold Project.

●	In October 2025, we received approval from the United States Forest Service of our revised Plan of Operations for mineral exploration at our Challis Gold Project in Idaho.

Results of Operations

For the three and six months ended October 31, 2025 as compared to the three and six months ended October 31, 2024:

Net Revenues

We are a development-stage company with no operations, and we did not generate any revenues for the three and six month periods ended October 31, 2025 and 2024.

Operating Expenses

Total operating expenses for the three months ended October 31, 2025, as compared to the three months ended October 31, 2024, were approximately $4,555,000 and $2,142,000, respectively. The approximate $2,413,000 increase in operating expenses for the three months ended October 31, 2025, as compared to the three months ended October 31, 2024, is comprised of (i) an increase in compensation of approximately $97,000 primarily due to an increase in stock-based compensation related to RSUs, DSUs and stock option grants to officers and employees and increased salaries of our officers, (ii) an increase of approximately $105,000 in exploration expenses on our mineral properties due to the increase in exploration activities and related consulting expenses at our CK Gold property during the three month period, (iii) an increase in professional and consulting fees of approximately $1,848,000 primarily due to an increase in general strategic, permitting and engineering studies and consulting services of $1,481,000, a decrease in stock-based consulting expenses of approximately $5,000, an increase in director fees, including stock-based director fees of approximately $27,000, an increase in legal fees of approximately $295,000, and an increase in accounting fees of approximately $95,000, offset by and a decrease in investor relation fees of approximately $45,000 and (iv) an increase in general and administrative expenses of approximately $363,000 due primarily to increases in advertising expenses of approximately $224,000, public company expenses of approximately $14,000, travel, meals, and conferences expenses of approximately $86,000 and office expenses of $30,000.

Total operating expenses for the six months ended October 31, 2025, as compared to the six months ended October 31, 2024, were approximately $8,193,000 and $4,735,000, respectively. The approximate $3,458,000 increase in operating expenses for the six months ended October 31, 2025, as compared to the six months ended October 31, 2024, is comprised of (i) an increase in compensation of approximately $185,000 primarily due to an increase in stock-based compensation related to RSUs, DSUs and stock option grants to officers and employees and increased salaries of our officers, (ii) a decrease of approximately $332,000 in exploration expenses on our mineral properties due to the decrease in exploration activities and related consulting expenses at our CK Gold property, (iii) an increase in professional and consulting fees of approximately $2,644,000 primarily due to an increase in general strategic, permitting and engineering studies and consulting services of $2,046,000, an increase in stock-based consulting expenses of approximately $50,000, an increase in director fees, including stock-based director fees of approximately $55,000, an increase in legal fees of approximately $476,000, and an increase in accounting fees of approximately $162,000, offset by and a decrease in investor relation fees of approximately $145,000 and (iv) an increase in general and administrative expenses of approximately $961,000 due primarily to increases in advertising expenses of approximately $748,000, public company expenses of approximately $37,000, insurance expense of $14,000, travel, meals, and conferences expenses of approximately $115,000 and office expenses of $39,000.

Loss from Operations

We reported loss from operations of approximately $4,555,000 and $2,142,000 for the three months ended October 31, 2025 and 2024, respectively, and approximately $8,193,000 and $4,735,000 for the six months ended October 31, 2025 and 2024, respectively.

Other Income (Expense)

We reported other income (expense) of approximately $72,000 and $40,000 for the three months ended October 31, 2025 and 2024, respectively, and approximately $1,633,000 and $(1,693,000) for the six months ended October 31, 2025 and 2024, respectively.

We reported interest income of approximately $68,000 and $25,000 for the three months ended October 31, 2025 and 2024, respectively. We reported a change in fair value of warrant liability of approximately $1,495,000 and ($1,734,000) for the six months ended October 31, 2025 and 2024, respectively. We reported interest income of approximately $134,000 and $42,000 for the six months ended October 31, 2025 and 2024, respectively.

Net Loss

We reported a net loss of approximately $4,483,000 and $2,103,000 for the three months ended October 31, 2025 and 2024, respectively, and approximately $6,560,000 and $6,428,000 for the six months ended October 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2025, compared to April 30, 2025, and the changes between those periods:

	October 31, 2025	April 30, 2025	Increase (decrease)
Current Assets	$9,834,961	$8,895,398	$939,563
Current Liabilities	$1,670,308	$879,953	$790,355
Working Capital	$8,164,653	$8,015,445	$149,208

As of October 31, 2025, we had working capital of $8,164,653, as compared to working capital of $8,015,445 as of April 30, 2025, an increase of $149,208.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the six months ended October 31, 2025 and 2024, we incurred net losses in the amounts of approximately $6,560,000 and $6,428,000, respectively. For the six months ended October 31, 2025, cash used in operating activities was approximately $7,110,000. As of October 31, 2025, we had cash of approximately $8,837,000, working capital of approximately $8,165,000, and an accumulated deficit of approximately $99,967,000. Our primary source of operating funds since inception has been equity financings. As of October 31, 2025, we expect to have sufficient cash to fund our corporate activities, general and administrative costs, and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $7,110,000 and $4,012,000 for the six months ended October 31, 2025 and 2024, respectively. Net cash used in operating activities during the six months ended October 31, 2025, increased primarily due to the (i) increase in non-cash items of approximately $2,992,000 as compared to the six months ended October 31, 2024, primarily due to the change in fair value of warrant liability and increased stock-based compensation, (ii) decrease in changes in operating assets and liabilities of approximately $26,000 as compared to the six months ended October 31, 2024, primarily due to changes in prepaid expenses and other current assets, reclamation bond deposit, and changes in accounts payable and accrued liabilities and (iii) increase in net loss of approximately $132,000 as compared to the six months ended October 31, 2024.

Cash Used in Investing Activities

Net cash used in investing activities totaled approximately $1,119,000 for the six months ended October 31, 2025 primarily due to the purchase of land and a building located in Cheyenne, Wyoming as compared to none during the prior period ended October 31, 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $8,898,000 for the six months ended October 31, 2025 primarily due to proceeds received from the exercise of warrants of approximately $8,348,000, sale of common stock of approximately $523,000, and exercise of stock options of approximately $26,000. Net cash provided by financing activities totaled approximately $67,000 for proceeds received from the exercise of warrants for the six months ended October 31, 2024.

Off-Balance Sheet Arrangements

As of October 31, 2025, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended October 31, 2025. Critical accounting estimates made in accordance with our significant accounting policies are regularly discussed with the Audit Committee of the Company’s board of directors. Our critical accounting estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, and our significant accounting policies are discussed in Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC on July 29, 2025, as amended October 10, 2025.

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

Due to the previously disclosed late filing of Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended April 30, 2025 to disclose the Part III information, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures continued to not be effective as of October 31, 2025 as the Company continues to execute on its remediation plan as discussed below.

Remediation Plan and Status

As disclosed above, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2025, due to the late filing of Amendment No.1 to the Company’s Form 10-K for the fiscal year ended April 30, 2025 to disclose the Part III information. To remediate the ineffectiveness of the Company’s disclosure controls and procedures, the Company continues to formalize its processes with respect to identifying the filing deadlines for reports required to be filed under the Exchange Act, including, without limitation, developing disclosure controls and procedures specific to identifying and complying with filing deadlines and expanding training for personnel involved in the preparation and filing of reports required to be filed under the Exchange Act.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2025, the Company sold an aggregate of 38,541 shares of common stock for gross proceeds of approximately $525,000 in the aggregate under the Controlled Equity OfferingSM Sales Agreement, dated as of June 9, 2025, with Cantor Fitzgerald & Co. .

During the quarter ended October 31, 2025, the Company issued an aggregate of 318,905 shares of common stock upon the exercise and cashless exercise of warrants to purchase our common stock for gross proceeds of $1,864,970.

During the quarter ended October 31, 2025, the Company issued an aggregate of 1,726 shares of common stock upon the exercise of stock options to purchase our common stock for gross proceeds of $13,204.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act and subpart 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months ended October 31, 2025, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act or subpart 104 of Regulation S-K.

Item 5. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the three months ended October 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan (Form of Bonus RSU Award Agreement) (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 13, 2025)
10.2	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan (Form of Long Term RSU Award Agreement) (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 13, 2025)
10.3	Form of Nonqualified Stock Option Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan (Form of Bonus Option and Short Term Option Award Agreement) (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 13, 2025)
10.4	Form of Nonqualified Stock Option Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan (Form of Long Term Option Award Agreement) (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 13, 2025)
10.5	Form of Deferred Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan (Form of Short Term DSU Award Agreement) (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 13, 2025)
10.6	Form of Deferred Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan (Form of Long Term DSU Award Agreement) (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 13, 2025)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer (Furnished not Filed)
32.2*	Section 1350 Certification of Chief Financial Officer (Furnished not Filed)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: December 10, 2025	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2025	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

