Form 10-Q
period 2026-01-31
U.S. GOLD CORP.
filed 2026-03-16
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

Common Stock ($0.001 par value): As of March 13, 2026, there were 16,501,163 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to the ability of available cash reserves at January 31, 2026, to be sufficient for greater than the next twelve months; U.S. Gold Corp.’s (the “Company,” “we,” “us,” or “our”) ability to continue as a going concern expected legal and accounting expenses to maintain compliance with the Sarbanes-Oxley Act of 2002 and the effect of these expenses on the Company’s profitability and our results of operations; and the Company’s expectation that it will have sufficient cash to fund corporate activities, general administrative costs, and currently undertaken project activities related to permitting and engineering studies over the next twelve months.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2026	2025

ASSETS
CURRENT ASSETS:
Cash	$36,087,724	$8,168,767
Prepaid expenses and other current assets	692,182	726,631

Total current assets	36,779,906	8,895,398

NON - CURRENT ASSETS:
Property, net	2,311,259	431,875
Reclamation bond deposit	1,256,929	1,134,329
Operating lease right-of-use asset, net	68,597	34,410
Mineral rights	14,370,255	14,370,255

Total non - current assets	18,007,040	15,970,869

Total assets	$54,786,946	$24,866,267

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,274,798	$636,734
Stock payable	62,500	208,809
Operating lease liabilities, current portion	44,212	34,410

Total current liabilities	1,381,510	879,953

LONG- TERM LIABILITIES
Warrant liability	-	11,631,100
Asset retirement obligation	363,832	338,421
Operating lease liabilities	24,384	-
Deferred tax liability	430,486	430,486
Total long-term liabilities	818,702	12,400,007

Total liabilities	2,200,212	13,279,960

Commitments and Contingencies (see Note 12)

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of January 31, 2026 and April 30, 2025	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 16,455,121 shares and 12,692,784 shares issued and outstanding as of January 31, 2026 and April 30, 2025	16,455	12,693
Additional paid-in capital	157,821,391	104,980,837
Accumulated deficit	(105,251,112)	(93,407,223)

Total stockholders’ equity	52,586,734	11,586,307

Total liabilities and stockholders’ equity	$54,786,946	$24,866,267

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025

Net revenues	$-	$-	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	1,188,162	1,399,471	1,836,010	1,862,303
Exploration costs	436,910	745,234	1,317,280	1,957,284
Professional and consulting fees	2,571,947	1,962,899	6,530,688	3,277,342
General and administrative expenses	1,149,845	982,773	3,855,944	2,728,635

Total operating expenses	5,346,864	5,090,377	13,539,922	9,825,564

Loss from operations	(5,346,864)	(5,090,377)	(13,539,922)	(9,825,564)

Other income (expense):
Interest income	57,025	58,910	191,033	100,465
Other income	6,000	-	10,000	-
Change in fair value of warrant liability	-	(1,330,550)	1,495,000	(3,064,750)

Total other income (expense)	63,025	(1,271,640)	1,696,033	(2,964,285)

Loss before provision for income taxes	(5,283,839)	(6,362,017)	(11,843,889)	(12,789,849)

Provision for income taxes	-	-	-	-

Net loss	$(5,283,839)	$(6,362,017)	$(11,843,889)	$(12,789,849)

Net loss per common share, basic and diluted	$(0.35)	$(0.54)	$(0.82)	$(1.15)

Weighted average common shares outstanding - basic and diluted	15,264,451	11,753,492	14,487,165	11,075,105

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026 AND 2025

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2025	12,692,784	$12,693	$104,980,837	$(93,407,223)	$11,586,307

Issuance of common stock for services including accrued and prepaid services	32,049	32	251,277	-	251,309

Issuance of common stock for exercise of stock options	2,742	3	13,201	-	13,204

Issuance of common stock for exercise of stock warrants	1,038,384	1,038	6,481,974	-	6,483,012

Issuance of common stock for cashless exercise of stock warrants	260,071	260	(260)	-	-

Reclassification of warrant liability into equity upon exercise of warrants	-	-	10,136,100	-	10,136,100

Accretion of stock based compensation in connection with stock option grants	-	-	79,746	-	79,746

Stock-based compensation in connection with restricted common stock award grants and restricted and deferred common stock unit grants	-	-	55,267	-	55,267

Net loss	-	-	-	(2,077,499)	(2,077,499)

Balance, July 31, 2025	14,026,030	14,026	121,998,142	(95,484,722)	26,527,446

Issuance of common stock for cash	38,541	38	523,238	-	523,276

Issuance of common stock for exercise of stock options	1,726	2	13,202	-	13,204

Issuance of common stock for exercise of stock warrants	266,665	267	1,864,703	-	1,864,970

Issuance of common stock for cashless exercise of stock warrants	52,240	52	(52)	-	-

Accretion of stock based compensation in connection with stock option grants	-	-	79,746	-	79,746

Stock-based compensation in connection with restricted common stock award grants and restricted and deferred common stock unit grants	-	-	55,268	-	55,268

Net loss	-	-	-	(4,482,551)	(4,482,551)

Balance, October 31, 2025	14,385,202	14,385	124,534,247	(99,967,273)	24,581,359

Issuance of common stock for cash	1,922,159	1,922	31,170,215	-	31,172,137

Issuance of common stock for exercise of stock options	1,726	2	13,202	-	13,204

Issuance of common stock for exercise of stock warrants	146,034	146	1,892,047	-	1,892,193

Accretion of stock based compensation in connection with stock option grants	-	-	111,962	-	111,962

Stock-based compensation in connection with restricted common stock award grants and restricted and deferred common stock unit grants	-	-	99,718	-	99,718

Net loss	-	-	-	(5,283,839)	(5,283,839)

Balance, January 31, 2026	16,455,121	$16,455	$157,821,391	$(105,251,112)	$52,586,734

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2024	10,732,277	$10,732	$90,297,824	$(72,848,101)	$17,460,455

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Stock-based compensation in connection with restricted common stock award grants and restricted common stock unit grants	-	-	9,375	-	9,375

Net loss	-	-	-	(4,325,305)	(4,325,305)

Balance, July 31, 2024	10,732,277	10,732	90,314,601	(77,173,406)	13,151,927

Issuance of common stock for exercise of stock warrants	15,000	15	67,185	-	67,200

Issuance of common stock for services including accrued and prepaid services	30,212	30	119,970	-	120,000

Issuance of common stock for vested restricted stock unit	7,927	8	(8)	-	-

Accretion of stock based compensation in connection with stock option grants	-	-	7,402	-	7,402

Net loss	-	-	-	(2,102,527)	(2,102,527)

Balance, October 31, 2024	10,785,416	10,785	90,509,150	(79,275,933)	11,244,002

Issuance of common stock, net of issuance cost	1,457,700	1,458	10,145,643	-	10,147,101

Issuance of common stock for exercise of stock warrants	105,000	105	508,295	-	508,400

Issuance of common stock for vested restricted and deferred stock unit	-	-	932,230	-	932,230

Accretion of stock based compensation in connection with stock option grants	-	-	997,496	-	997,496

Net loss	-	-	-	(6,362,017)	(6,362,017)

Balance, January 31, 2025	12,348,116	$12,348	$103,092,814	$(85,637,950)	$17,467,212

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2026	January 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,843,889)	$(12,789,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44,720	24,148
Accretion	25,411	23,111
Amortization of right-of-use asset	43,867	42,681
Stock based compensation	501,707	2,008,905
Amortization of prepaid stock based expenses	30,000	15,000
Change in fair value of warrant liability	(1,495,000)	3,064,750
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	41,949	72,160
Reclamation bond deposit	(122,600)	25,000
Accounts payable and accrued liabilities	638,064	403,950
Stock payable	47,500	-
Operating lease liability	(43,868)	(42,682)

NET CASH USED IN OPERATING ACTIVITIES	(12,132,139)	(7,152,826)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	(6,158)
Purchase of land and building	(1,924,104)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,924,104)	(6,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance cost	31,695,413	10,147,101
Proceeds from issuance of common stock for exercise of stock option	39,612	-
Proceeds from issuance of common stock for exercise of stock warrants	10,240,175	575,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	41,975,200	10,722,701

NET INCREASE IN CASH	27,918,957	3,563,717

CASH - beginning of year	8,168,767	5,574,278

CASH - end of period	$36,087,724	$9,137,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$193,809	$42,500
Issuance of common stock for prepaid services	$37,500	$7,500
Reclassification of warrant liability into equity upon exercise of warrants	$10,136,100	$-
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$78,054	$21,564

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of January 31, 2026. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended April 30, 2025, which are contained in the Form 10-K filed on July 29, 2025, as amended October 10, 2025. The unaudited condensed consolidated balance sheet as of April 30, 2025 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the nine months ended January 31, 2026, are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2026 (“fiscal year 2026”).

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

JANUARY 31, 2026

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at January 31, 2026 and April 30, 2025. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At January 31, 2026 and April 30, 2025, the Company had bank balances of approximately $35.7 million and $7.9 million, respectively, exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $692,182 and $726,631 at January 31, 2026 and April 30, 2025, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, advertising and marketing, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

Property

Property is carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The following are the expected useful lives:

Furniture and office equipment	3 years
Vehicle	5 years
Land	Not depreciated
Building	15 years

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the nine months ended January 31, 2026 and 2025.

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

JANUARY 31, 2026

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

JANUARY 31, 2026

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

Offering Costs

Offering costs incurred consisted of legal, placement agent fees and other costs that were directly related to registered direct offerings and private placements. Offering costs were allocated to the separable financial instruments issued in the registered direct offering or private placement based on the same proportion as the proceeds were allocated to the warrants and equity. Offering costs associated with warrant liabilities are expensed as incurred, presented as offering costs related to warrant liability in the unaudited condensed consolidated statements of operations. Offering costs associated with the sale of common shares are charged against equity.

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

JANUARY 31, 2026

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as expensing of U.S. research expenditures and eligible capital expenditures, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. There were no impacts reflected in our results for the quarter ending January 31, 2026, and our income tax expense or effective income tax rate.

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

All activities are related to the exploration and evaluation of mineral properties, and the Company has not commenced commercial operations or generated revenues to date. Internal reporting and decision-making are performed, and all financial results are reviewed on a consolidated basis by the CODM, without differentiation by individual exploration property. The single segment constitutes all the consolidated entity, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the nine months ended January 31, 2026 and 2025, the Company operated in one operating segment.

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

JANUARY 31, 2026

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

On December 17, 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update are to make other incremental improvements to GAAP and facilitate codification updates for a broad range of Topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as Codification improvements. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of ASU 2025-12 may have on the Company’s consolidated financial statements.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of January 31, 2026, the Company had cash of approximately $36.1 million, working capital of approximately $35.4 million, which consists primarily of cash, and an accumulated deficit of approximately $105.3 million. The Company had a net loss and cash used in operating activities of approximately $11.8 million and $12.1 million, respectively, for the nine months ended January 31, 2026. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financings. As of the filing date of this Form 10-Q, the Company may have sufficient cash to fund its corporate activities and general and administrative costs and currently undertaken project activities related to permitting and engineering studies. However, in order to advance any of its projects past the aforementioned objectives the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	January 31, 2026	April 30, 2025
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property and equipment consisted of the following:

	January 31, 2026	April 30, 2025
Site costs	$203,320	$203,320
Land	1,459,511	352,718
Building	817,311	-
Computer equipment	9,924	9,924
Vehicle	39,493	39,493
Total	2,529,559	605,455
Less: accumulated depreciation	(218,300)	(173,580)
Total	$2,311,259	$431,875

For the three months ended January 31, 2026 and 2025, depreciation expense amounted to $20,084 and $8,094, respectively, and for the nine months ended January 31, 2026 and 2025, depreciation expense amounted to $44,720 and $24,148, respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

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

Accordingly, the acquired land and building is recorded at an adjusted cost of $1,119,324 which consists of the purchase price of $1,095,336 and the off-market adjustment of $23,988 of deferred rent representing the value of the below-market leaseback terms. The deferred rent is presented within accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet and will be amortized to other income ratably over the one-year term of the lease agreement. During the three and nine months ended January 31, 2026, amortization of deferred rent amounted to $5,997 and $9,995, respectively, and was included in other income as reflected in the accompanying unaudited condensed consolidated statements of operations.

In January 2026, the Company acquired land located in Cheyenne, Wyoming for a total purchase price of $804,780.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold and Keystone projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s ARO for the periods presented:

	January 31, 2026	April 30, 2025

Balance, beginning of period	$338,421	$307,657
Retired	-	-
Accretion expense	25,411	30,764
Balance, end of period	$363,832	$338,421

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

For the three months ended January 31, 2026 and 2025, accretion expense amounted to $8,567 and $7,788 respectively, and for the nine months ended January 31, 2026 and 2025, accretion expense amounted to $25,411 and $23,111 respectively, and was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On May 1, 2021, the Company entered into a lease agreement for a facility in Cheyenne, Wyoming. The initial term of the lease was for a two-year period from May 2021 to May 2023 starting with a monthly base rent of $1,667. On January 30, 2023, the Company entered into a first lease amendment effective as of May 1, 2023, to extend this lease for a period of one year expiring April 30, 2024. On January 11, 2024, the Company entered into a second lease amendment effective as of May 1, 2024, to extend this lease for another period of one year expiring April 30, 2025, with an option to renew the lease for an additional one-year term. Under the second lease amendment, the monthly base rent was increased from $1,768 to $1,821 on May 1, 2024. On January 30, 2025, the Company entered into a third lease amendment effective as of May 1, 2025, to extend this lease for another period of one year expiring April 30, 2026, with an option to renew the lease for an additional one-year term. Under the third lease amendment, the monthly base increased from $1,821 to $1,876 on May 1, 2025. The Company accounted for the lease amendments as lease modifications under ASC 842. On January 30, 2023, the effective date of the first lease amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $20,472 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%. On January 11, 2024, the effective date of the second lease amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $20,936 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%. On January 30, 2025, the effective date of the third lease amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $21,564 based on the net present value of lease payments discounted using an incremental borrowing rate of 8%.

On February 18, 2026, the Company entered into a fourth lease amendment effective as of May 1, 2026, to extend this lease for another period of one year expiring April 30, 2027, with an option to renew the lease for an additional one-year term. Under the fourth lease amendment, the monthly base will increase from $1,876 to $1,932 on May 1, 2026.

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

During the three months ended January 31, 2026 and 2025, lease expense of $20,244 and $18,931, respectively, and during the nine months ended January 31, 2026 and 2025, lease expense of $59,392 and $56,793, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	January 31, 2026	April 30, 2025
Operating leases	$68,597	$34,410

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

Operating Lease liabilities are summarized below:

	January 31, 2026	April 30, 2025
Operating lease, current portion	$44,212	$34,410
Operating lease, long term portion	24,384	-
Total lease liability	$68,596	$34,410

The weighted average remaining lease term for the operating leases is 1.47 years and the weighted average incremental borrowing rate is 9.79% at January 31, 2026.

The following table includes supplemental cash and non-cash information related to the Company’s leases:

	Period ended January 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$47,943	$45,776

The remaining minimum lease payments under non-cancelable operating leases at January 31, 2026 are as follows:

Year ended April 30, 2026- remainder	16,428
Year ended April 30, 2027	43,200
Year ended April 30, 2028	14,400
Total	$74,028
Less: imputed interest	(5,432)
Total present value of lease liability	$68,596

NOTE 8 — RELATED PARTY TRANSACTIONS

On November 25, 2024, the Company and Luke Norman Consulting Ltd. (“Norman Consulting”), an entity controlled by Luke Norman, who was appointed as a director of the Company on May 18, 2022, to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships, entered into a consulting agreement (the “November 2024 Agreement”) for an initial term of 12 months, which shall automatically renew for a successive 12-month period unless terminated by the Company. As compensation for services rendered by Norman Consulting to the Company in connection with the November 2024 Agreement, the Company pays Norman Consulting an annual consulting fee of $250,000, which is paid in equal monthly installments. Effective, January 1, 2026, the annual consulting fee was increased to $265,000. Additionally, Norman Consulting shall be entitled to receive payments upon the occurrence of a “transformative transaction” (as defined in the November 2024 Agreement). The Company also agreed to compensate Norman Consulting for its past services to the Company from March 2024 to October 2024 by (i) issuing 19,779 restricted shares of the Company’s common stock to Norman Consulting and (ii) paying a lump-sum cash payment of $65,000 to Norman Consulting. The Company paid consulting fees to Norman Consulting of $313,750 and $148,333 in cash during the three months ended January 31, 2026 and 2025, respectively, and $438,750 and $148,333 in cash during the nine months ended January 31, 2026 and 2025, respectively. The Company issued the 19,779 shares discussed above on June 26, 2025. Additionally, as of January 31, 2026, the Company recorded accounts payable and accrued expenses totaling $141,324 due to Norman Consulting that was included in accounts payable and accrued liabilities.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

NOTE 9 — WARRANT LIABILITY

As of January 31, 2026 and April 30, 2025, the Company’s warrant liabilities were valued at $0 and $11,631,100, respectively. Under the guidance in ASC 815-40, certain warrants did not meet the criteria for equity treatment. These warrants included a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the completion of a “fundamental transaction.” A fundamental transaction, as defined in the warrants, includes (a) any merger or consolidation by and between the Company and another Person, (b) the sale or other disposition by the Company of all or substantially all of its assets, (c) the completion of any tender offer or exchange offer pursuant to which the holders of greater than 50% of the Company’s outstanding common stock has agreed to tender or exchange their securities, and (d) the consummation of a stock purchase agreement or other business combination whereby another Person acquires more than 50% of the outstanding shares of common stock of the Company. In the event of a fundamental transaction, the holder of the warrant has the right to require that the Company purchase the warrant from the holder by paying the holder an amount of cash equal to a valuation based on the Black-Scholes Option Pricing Model reflecting an expected volatility equal to the greater of 100% or the 100-day volatility as of the trading day immediately following the public announcement of the applicable fundamental transaction. This volatility input precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company concluded that liability accounting was required.

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

The key inputs for the warrant liability were as follows as of April 30, 2025:

Key Valuation Inputs
Expected term (years)	3.45
Annualized volatility	64.0%
Volatility if fundamental transaction occurs	100.00%
Risk-free interest rate	3.61%
Stock price	$10.97
Dividend yield	0.00%
Exercise price	$6.16
Probability of fundamental transaction	95%
Date of fundamental transaction	0.25 years to 3.45 years

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the nine months ended January 31, 2026:

Warrant Liability
Fair value as of April 30, 2025	$11,631,100
Change in fair value	(1,495,000)
Reclassification into equity upon warrant exercise	(10,136,100)
Fair value as of January 31, 2026	$-

NOTE 10 — STOCKHOLDERS’ EQUITY

As of January 31, 2026, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of January 31, 2026 and April 30, 2025.

Common Stock Issued for Cash

During August and September 2025, the Company issued 38,541 shares of its common stock pursuant to the Controlled Equity OfferingSM Sales Agreement, dated June 9, 2025, with Cantor Fitzgerald & Co., for gross proceeds of approximately $523,276.

On December 23, 2025, the Company entered into a Securities Purchase Agreement with certain investors providing for the issuance and sale by the Company in a non-brokered private placement (the “Offering”) an aggregate of 1,922,159 shares of the Company’s common stock at a purchase price of $16.25 per share and warrants to purchase up to 961,079 shares of common stock at an exercise price of $23 per share (the “December 2025 Warrants”). Each of the December 2025 Warrants are exercisable from their date of issuance and have a term expiring two years after the issuance date. The aggregate gross proceeds from the Offering were $31,235,084, before deducting legal and related offering expenses of $62,947. The Offering closed on December 23, 2025.

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

JANUARY 31, 2026

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

Between November 2025 and January 2026, the Company issued an aggregate of 146,034 shares of common stock upon the exercise of 146,034 common stock purchase warrants and received proceeds of $1,892,193.

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

In January 2026, the Company issued 1,726 shares of common stock upon the exercise of 1,726 stock options and received proceeds of approximately $13,204.

Common Stock Issuances, Restricted Stock Awards, and RSUs/DSUs Granted for Services

On June 26, 2025, the Company issued an aggregate of 4,998 shares of common stock to a consultant in connection with a consulting agreement for services rendered from October 2024 to May 2025. The 4,998 shares of common stock had a fair value of approximately $40,000, or $8 per share, based on the quoted trading prices on the respective monthly valuation dates, which was fully vested and expensed over each monthly service period from October 2024 to May 2025. In connection with this issuance, the Company reduced accrued liabilities by $35,000 and recognized stock-based compensation of $5,000 during the nine months ended January 31, 2026.

On June 26, 2025, the Company issued 7,272 shares of common stock to a consultant in connection with a consulting agreement for services to be rendered from March 2025 to March 2026. The 7,272 shares of common stock had a fair value of approximately $60,000, or $8.25 per share, based on the quoted trading price on the starting date of the consulting agreement. The Company reduced accrued liabilities by $7,500, recognized stock-based compensation of $45,000 during the nine months ended January 31, 2026 and recorded prepaid stock-based expense of $7,500 at January 31, 2026 to be amortized over the term of the agreement.

On June 26, 2025, the Company issued 19,779 shares of common stock to a director of the Company for his past consulting services from March 2024 to October 2024 (see Note 8). Accordingly, the Company reduced accrued liabilities by $151,309 at January 31, 2026.

On January 21, 2026, the Company issued an aggregate of 28,440 restricted stock units (RSUs) to certain officers and 7,673 RSUs to a director of the Company for future services. The aggregate of 36,113 RSUs had a fair value of $694,816, or $19.24 per share, based on the quoted trading price on the date of grants. The RSUs vests one year from the date of issuance.

On January 21, 2026, the Company issued an aggregate of 17,137 RSUs to various consultants for future services. The aggregate of 17,137 RSUs had a fair value of $329,720 or $19.24 per share of common stock based on the quoted trading price on the date of grant. The RSUs vests one year from the date of issuance.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

On January 21, 2026, the Company issued an aggregate of 24,937 deferred stock units (DSUs) to three directors and 6,138 DSUs to a consultant of the Company for future services. The 31,075 DSUs had a fair value of $597,885 or $19.24 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

Total stock-based compensation expense for awards issued for services was $99,718 and $932,230 for the three months ended January 31, 2026, and 2025, respectively, and total stock-based compensation expense for awards issued for services was $210,253 and $941,605 for the nine months ended January 31, 2026 and 2025, respectively. As of January 31, 2026, there were 85,683 unvested RSUs and 33,091 unvested DSUs outstanding, with a total unvested compensation expense of $1,857,661 remaining to be expensed, which will vest upon the occurrence of certain conditions and related vesting terms. Additionally, there were 509,763 vested RSUs and 42,249 vested DSUs that had been awarded but had not yet been converted into common stock. In total, 586,461 RSUs and DSUs, both vested and unvested, remained outstanding as of January 31, 2026.

A summary of the changes in RSUs and DSUs outstanding during the nine months ended January 31, 2026 follows:

	Restricted and Deferred Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2025	586,461	$9.60
Granted	84,325	19.24
Vested and converted	-	-
Balance at January 31, 2026	670,786	$10.81

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

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

Stock options

The following is a summary of the Company’s stock option activity during the nine months ended January 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2025	458,670	$6.86	3.77
Granted	109,588	19.24	5.00
Exercised	(8,631)	7.65	4.54
Forfeited	—	—	—
Cancelled	(2,500)	7.52	4.79
Balance at January 31, 2026	557,127	9.28	3.39

Options exercisable at end of period	415,266	$6.78
Options expected to vest	141,861	$16.60
Weighted average fair value of options granted during the period		$10.73

At January 31, 2026 and April 30, 2025, the aggregate intrinsic value of options outstanding and exercisable were $4,699,560 and $1,886,016, respectively.

On January 21, 2026, the Company granted an aggregate of 38,813 options to purchase the Company’s common stock to certain officers and an employee of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $19.24. The options vests one year from the date of issuance.

On January 21, 2026, the Company granted an aggregate of 57,079 options to purchase the Company’s common stock to certain directors of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $19.24. The options vest one year from the date of issuance.

On January 21, 2026, the Company granted 13,696 options to purchase the Company’s common stock to various consultants of the Company. The options have a term of 5 years from the date of grant and are exercisable at an exercise price of $19.24. The options vest one year from the date of issuance.

The Company used the Black-Scholes model to determine the fair value of stock options granted during the nine months ended January 31, 2026. In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

Risk-free interest rate	3.83%
Dividend yield	0.00%
Expected volatility	62%
Contractual and expected term (in years)	5.0
Forfeiture rate	0.00%

Stock-based compensation for stock options recorded in the unaudited condensed consolidated statements of operations totaled $111,962 and $997,496 for the three months ended January 31, 2026 and 2025, respectively, and $271,454 and $1,012,300 for the nine months ended January 31, 2026 and 2025, respectively. A balance of $1,249,987 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.82 years.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

Stock-based expense for stock options were recorded in the following amounts as reflected in the unaudited condensed consolidated statements of operations:

	For the three months ended January 31, 2026	For the three months ended January 31, 2025
Compensation and related taxes — general and administrative	$54,481	$423,106
Professional and consulting fees	57,481	574,390
Total	$111,962	$997,496

	For the nine months ended January 31, 2026	For the nine months ended January 31, 2025
Compensation and related taxes — general and administrative	$140,623	$437,910
Professional and consulting fees	130,831	574,390
Total	$271,454	$1,012,300

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of January 31, 2026, and the changes during the period are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance at April 30, 2025	4,443,444	$7.30	2.93
Granted	961,079	23.00	2.00
Exercised	(2,181,083)	6.76	1.89
Forfeited	—	—	—
Canceled	—	—	—
Total Warrants Outstanding at January 31, 2026	3,223,440	$12.35	2.29
Warrants exercisable at end of period	3,223,440	$12.35	2.29
Weighted average fair value of warrants granted during the period		$23.00

As of January 31, 2026, the aggregate intrinsic value of warrants outstanding and exercisable was $21,518,651.

On December 23, 2025, the Company granted warrants to purchase up to 961,079 shares of common stock at an exercise price of $23 per share in connection with a Securities Purchase Agreement with certain investors providing for the issuance and sale by the Company in a non-brokered private placement (see Note 10 – Common Stock Issued for Cash).

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

	January 31, 2026	January 31, 2025
Common stock equivalents:
Restricted and deferred stock units	670,786	586,461
Stock options	557,127	486,480
Stock warrants	3,223,440	4,788,112
Total	4,451,353	5,861,053

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

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

Lease 0-40828 was renewed in February 2023 for a ten-year term and Lease 0-40858 was renewed for a ten-year term in February 2024. Lease 0-40828 requires an annual payment of $3.00 per acre starting with the year beginning February 2023 and Lease 0-40858 requires an annual payment of $3.00 per acre starting with the year beginning February 2024. The Company paid yearly required minimum lease payments of $3,360 in each of January 2025 and January 2026.

In connection with the Wyoming Mining Leases, production royalties of 2.1% of net receipts are required to be paid to the State of Wyoming, although once the project is in operation, the Board of Land Commissioners has the authority to reduce the royalty payable to the State of Wyoming.

The future minimum lease payments at January 31, 2026 under these mining leases are as follows, with each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2027	$3,360
Fiscal 2028	3,360
Fiscal 2029	3,360
Fiscal 2030	3,360
Fiscal 2031	3,360
Fiscal 2032 and thereafter	4,800
$21,600

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

The annual advance minimum royalty payments as of January 31, 2026, under the option agreement are as follows, with each payment to be made on the first anniversary of the effective date of the option agreement and continuing until the tenth anniversary:

Fiscal 2027	$25,000
Fiscal 2028	25,000
Fiscal 2029	25,000
Fiscal 2030	25,000
Fiscal 2031	25,000
Total	$125,000

100% of the advance minimum royalty payments will be applied to the royalty credits.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2026

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

NOTE 13 — SUBSEQUENT EVENTS

Warrant Exercises

In February 2026, the Company issued an aggregate of 32,857 shares of common stock upon the exercise of 32,857 common stock purchase warrants and received proceeds of approximately $254,412.

Option Exercises

In February 2026, the Company issued an aggregate of 7,000 shares of common stock upon the exercise of 7,000 stock options and received proceeds of approximately $35,140. Additionally in February 2026, the Company issued 1,093 shares of common stock upon the cashless exercise of 2,071 stock options.

Common Stock Issued for Services

On February 19, 2026, the Company issued an aggregate of 2,347 shares of common stock to a consultant in connection with a consulting agreement for services rendered from January 2025 to June 2025. The 2,347 shares of common stock had a fair value of approximately $22,500, or $10 per share, based on the quoted trading prices on the respective monthly valuation dates, which was fully vested and expensed over each monthly service period from January 2025 to June 2025.

On February 19, 2026, the Company issued an aggregate of 2,745 shares of common stock to a consultant in connection with a consulting agreement for services rendered from June 2025 to January 2026. The 2,745 shares of common stock had a fair value of approximately $40,000, or $15 per share, based on the quoted trading prices on the respective monthly valuation dates, which was fully vested and expensed over each monthly service period from June 2025 to January 2026.

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

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of January 31, 2026, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the nine months ended January 31, 2026 and 2025. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

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

Summary of Activities for the Three months ended January 31, 2026

During the three months ended January 31, 2026, we continued engineering studies towards the completion of a feasibility study for our CK Gold Project. We continue to enhance our understanding of the Keystone Project deposit in Nevada. Additionally, we focused on investor relations and awareness through the attendance at multiple mining investment conferences culminating with the completion of a financing in December 2025 for gross proceeds of $31.2 million.

An overview of certain significant events follows:

●	In November 2025, we announced that we entered into an agreement to acquire a 10-acre parcel of land in support of our 2026 development of the CK Gold Project. The transaction was completed in January 2026.

●	In December 2025, we announced that we closed a private placement of 1,922,159 shares of our common stock at a price of $16.25 per share (the “Offering Shares”) and warrants to purchase 961,079 shares of our common stock at an exercise price of $23.00 per share (the “Warrants”), pursuant to a securities purchase agreement entered into with certain investors, resulting in total gross proceeds of approximately $31.2 million. The Warrants are immediately exercisable and will expire two years after the initial issuance date. Pricing of the Offering Shares was set based on the close price of our common shares on Monday, December 15, 2025 of $16.91, representing an approximate 4% discount to the close price.

Results of Operations

For the three and nine months ended January 31, 2026 as compared to the three and nine months ended January 31, 2025:

Net Revenues

We are a development-stage company with no operations, and we did not generate any revenues for the three and nine month periods ended January 31, 2026 and 2025.

Operating Expenses

Total operating expenses for the three months ended January 31, 2026, as compared to the three months ended January 31, 2025, were approximately $5,347,000 and $5,090,000, respectively. The approximate $256,000 increase in operating expenses for the three months ended January 31, 2026, as compared to the three months ended January 31, 2025, is comprised of (i) a decrease in compensation of approximately $211,000 primarily due to a decrease in stock-based compensation related to RSUs, DSUs and stock option grants to officers and employees offset by increased bonuses to our officers and employees, (ii) a decrease of approximately $308,000 in exploration expenses on our mineral properties due to the decrease in exploration activities and related consulting expenses at our CK Gold property during the three month period, (iii) an increase in professional and consulting fees of approximately $609,000 primarily due to an increase in general strategic, permitting and engineering studies and consulting services of $1,279,000, an increase in investor relation fees of approximately $10,000, an increase in legal fees of approximately $134,000, and an increase in accounting fees of approximately $19,000, offset by decrease in stock-based consulting expenses of approximately $306,000, and a decrease in director fees of approximately $527,000 primarily due to decrease in stock-based director fees and (iv) an increase in general and administrative expenses of approximately $167,000 due primarily to increases in advertising expenses of approximately $64,000, public company expenses of approximately $5,000, insurance expense of approximately $15,000, depreciation of approximately $12,000, travel, meals, and conferences expenses of approximately $39,000 and office expenses of $27,000.

Total operating expenses for the nine months ended January 31, 2026, as compared to the nine months ended January 31, 2025, were approximately $13,540,000 and $9,826,000, respectively. The approximate $3,714,000 increase in operating expenses for the nine months ended January 31, 2026, as compared to the nine months ended January 31, 2025, is comprised of (i) a decrease in compensation of approximately $26,000 primarily due to a decrease in stock-based compensation related to RSUs, DSUs and stock option grants to officers and employees offset by increased bonuses to our officers and employees, (ii) a decrease of approximately $640,000 in exploration expenses on our mineral properties due to the decrease in exploration activities and related consulting expenses at our CK Gold property, (iii) an increase in professional and consulting fees of approximately $3,253,000 primarily due to an increase in general strategic, permitting and engineering studies and consulting services of $3,326,000, an increase in legal fees of approximately $610,000, and an increase in accounting fees of approximately $181,000, offset by the decrease in investor relation fees of approximately $135,000, decrease in stock-based consulting expenses of approximately $256,000, and a decrease in director fees of approximately $473,000 primarily due to decrease in stock-based director fees and (iv) an increase in general and administrative expenses of approximately $1,127,000 due primarily to increases in advertising expenses of approximately $812,000, public company expenses of approximately $43,000, insurance expense of $29,000, depreciation of $21,000, travel, meals, and conferences expenses of approximately $154,000 and office expenses of $66,000.

Loss from Operations

We reported loss from operations of approximately $5,347,000 and $5,090,000 for the three months ended January 31, 2026 and 2025, respectively, and approximately $13,540,000 and $9,826,000 for the nine months ended January 31, 2026 and 2025, respectively.

Other Income (Expense)

We reported other income (expense) of approximately $63,000 and $(1,272,000) for the three months ended January 31, 2026 and 2025, respectively, and approximately $1,696,000 and $(2,964,000) for the nine months ended January 31, 2026 and 2025, respectively.

We reported interest income of approximately $57,000 and $59,000 for the three months ended January 31, 2026 and 2025, respectively. We reported interest income of approximately $191,000 and $100,000 for the nine months ended January 31, 2026 and 2025, respectively.

We reported a change in fair value of warrant liability of approximately $0 and ($1,331,000) for the three months ended January 31, 2026 and 2025, respectively. We reported a change in fair value of warrant liability of approximately $1,495,000 and ($3,065,000) for the nine months ended January 31, 2026 and 2025, respectively.

Net Loss

We reported a net loss of approximately $5,284,000 and $6,362,000 for the three months ended January 31, 2026 and 2025, respectively, and approximately $11,844,000 and $12,790,000 for the nine months ended January 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2026, compared to April 30, 2025, and the changes between those periods:

	January 31, 2026	April 30, 2025	Increase (decrease)
Current Assets	$36,779,906	$8,895,398	$27,884,508
Current Liabilities	$1,381,510	$879,953	$501,557
Working Capital	$35,398,396	$8,015,445	$27,382,951

As of January 31, 2026, we had working capital of $35,398,396, as compared to working capital of $8,015,445 as of April 30, 2025, an increase of $27,382,951.

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the nine months ended January 31, 2026 and 2025, we incurred net losses in the amounts of approximately $11,844,000 and $12,790,000, respectively. For the nine months ended January 31, 2026, cash used in operating activities was approximately $12,132,000. As of January 31, 2026, we had cash of approximately $36,088,000, working capital of approximately $35,398,000, and an accumulated deficit of approximately $105,251,000. Our primary source of operating funds since inception has been equity financings. As of January 31, 2026, we expect to have sufficient cash to fund our corporate activities, general and administrative costs, and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $12,132,000 and $7,153,000 for the nine months ended January 31, 2026 and 2025, respectively. Net cash used in operating activities during the nine months ended January 31, 2026, increased primarily due to the (i) increase in non-cash items of approximately $6,028,000 as compared to the nine months ended January 31, 2025, primarily due to the change in fair value of warrant liability and decreased stock-based compensation, (ii) decrease in changes in operating assets and liabilities of approximately $103,000 as compared to the nine months ended January 31, 2025, primarily due to changes in prepaid expenses and other current assets, reclamation bond deposit, and changes in accounts payable and accrued liabilities, and stock payable and (iii) decrease in net loss of approximately $946,000 as compared to the nine months ended January 31, 2025.

Cash Used in Investing Activities

Net cash used in investing activities totaled approximately $1,924,000 for the nine months ended January 31, 2026 primarily due to the purchase of land and a building located in Cheyenne, Wyoming as compared to $6,158 during the prior period ended January 31, 2025 related to a purchase of equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $41,975,000 for the nine months ended January 31, 2026 primarily due to proceeds received the sale of common stock of approximately $31,695,000, exercise of warrants of approximately $10,240,000, and exercise of stock options of approximately $40,000. Net cash provided by financing activities totaled approximately $10,723,000 for proceeds received from the sale of common stock of approximately $10,147,000 and exercise of warrants of approximately $576,000 for the nine months ended January 31, 2025.

Off-Balance Sheet Arrangements

As of January 31, 2026, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended January 31, 2026. Critical accounting estimates made in accordance with our significant accounting policies are regularly discussed with the Audit Committee of the Company’s board of directors. Our critical accounting estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, and our significant accounting policies are discussed in Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the SEC on July 29, 2025, as amended October 10, 2025.

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

Due to the previously disclosed late filing of Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended April 30, 2025 to disclose the Part III information, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures continued to not be effective as of January 31, 2026 as the Company continues to execute on its remediation plan as discussed below.

Remediation Plan and Status

As disclosed above, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2026, due to the late filing of Amendment No.1 to the Company’s Form 10-K for the fiscal year ended April 30, 2025 to disclose the Part III information. To remediate the ineffectiveness of the Company’s disclosure controls and procedures, the Company continues to formalize its processes with respect to identifying the filing deadlines for reports required to be filed under the Exchange Act, including, without limitation, developing disclosure controls and procedures specific to identifying and complying with filing deadlines and expanding training for personnel involved in the preparation and filing of reports required to be filed under the Exchange Act.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended January 31, 2026, the Company issued an aggregate of 131,034 shares of common stock upon the exercise of 131,034 common stock purchase warrants and received proceeds of $1,749,693.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act and subpart 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months ended January 31, 2026, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act or subpart 104 of Regulation S-K.

Item 5. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the three months ended January 31, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Warrant (December 2025 Offering) (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on December 23, 2025)
10.1	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan
10.2	Form of Nonqualified Stock Option Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan
10.3	Form of Deferred Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan
10.4	Form of Securities Purchase Agreement (December 2025 Offering) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 23, 2025)
10.5	Form of Registration Rights Schedule (December 2025 Offering) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on December 23, 2025)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer (Furnished not Filed)
32.2*	Section 1350 Certification of Chief Financial Officer (Furnished not Filed)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. GOLD CORP.

Date: March 16, 2026	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2026	By:	/s/ Eric Alexander
Eric Alexander Chief Financial Officer
(Principal Financial and Accounting Officer)

