Form 10-K
period 2026-04-30
U.S. GOLD CORP.
filed 2026-07-29
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026 OR

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

As of October 31, 2025, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $209,628,891 This figure is based on the closing sale price of $15.32 per share of the Registrant’s common stock on October 31, 2025.

Number of shares of Common Stock outstanding as of July 27, 2026: 16,526,163

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K is incorporated herein by reference from the registrant’s Definitive Proxy Statement for its 2026 annual meeting of stockholders which the registrant intends to file pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

U.S. GOLD CORP

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Annual Report on Form 10-K (this “Form 10-K”) may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

●	The timing, process, and outcome of permitting, construction, and development activities at the CK Gold Project;
●	The assumptions and projections contained in our CK Gold Project feasibility study, including estimated mineral resources and mineral reserves, mine life, projected operating and capital costs, projected production, internal rate of return (“IRR”) and Net Present Value (“NPV”) calculations, and the possibility of upside potential at the project;
●	The planned extensions of our leases;
●	Our planned expenditures during our fiscal year ending April 30, 2027;
●	Future exploration plans and expectations related to our properties;
●	Our ability to fund our business through April 30, 2027, with our current cash reserves based on our currently planned activities;
●	Our anticipation of future environmental and regulatory impacts; and
●	Our business and operating strategies.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various factors described in this Form 10-K, including:

●	Unfavorable results from our exploration activities;
●	Decreases in gold, copper or silver prices;
●	Whether we are able to access the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of volatility in metals prices or unfavorable exploration results;
●	Whether we will be able to begin to mine and sell minerals successfully or profitably at any of our current properties at current or future metals prices;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events affecting the market prices for gold, copper, silver, and other minerals that may be found on our exploration properties;
●	Volatility in the market price of our common stock; and
●	The factors set forth under “Risk Factors” in Item 1A of this Form 10-K.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such statements can only be based on facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. These statements speak only as of the date of this Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Form 10-K.

3

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this Form 10-K are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

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

Corporate Organization Chart

The name and jurisdiction of incorporation, continuance, or organization for each of our subsidiaries as of July 27, 2026, is set out below. We own or control all of the outstanding equity interests in each of these subsidiaries, either directly or indirectly.

Corporate Address

The current address and telephone number of our offices are:

U.S. Gold Corp.

1910 E. Idaho Street, Suite 102-Box 604

Elko, NV 89801

(800) 557-4550

We make available, free of charge, on or through our website, at https://www.usgoldcorp.com, our Form 10-K, our Quarterly Reports on Form 10-Q and our Current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (“Exchange Act”), and other information. Our website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Form 10-K. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Employees

As of April 30, 2026, we had 4 full-time employees and no part-time employees. In addition, we use consultants with specific skills to assist with various aspects of our project evaluation, due diligence, corporate governance and property management.

OUR MINERAL PROPERTIES AND PROJECTS

Property Map

For a map showing the more precise location of each property, see the individual property descriptions set forth below.

Summary of Current Mineral Properties

Property	Stage of Property/Mine and mineralization types	Ownership, Mineral Rights, Leases or Options	Key permit conditions	Processing plants and other available facilities	Other

CK Gold Project - Wyoming	Development stage, proposed open-pit mine producing a copper concentrate containing gold, copper and silver from porphyry-style mineralization.	100% ownership - Two state of Wyoming Mineral Leases covering approximately 1,120 acres in Laramie County, Wyoming. State of Wyoming has certain royalty interests on mineral production.	Exploration/development permits received. Submitted applications to the Wyoming Division of Environmental Quality (the “WDEQ”) for the permit to mine and industrial siting. (granted). The WDEQ – Land Division has accepted the Company’s reclamation bond and issued a water discharge permit to the Company. The WDEQ – Air Quality Division has issued an air quality permit to the Company. All key permitting conditions were met in November 2024.	No significant facilities.

Keystone -Nevada	Gold exploration	100% ownership - 601 unpatented lode mining claims comprising approximately 20 square miles in Eureka County, Nevada.	Exploration permits received. Reclamation bonding in place. Additional exploration permits may be necessary for additional exploration.	No significant facilities.

Challis - Idaho	Gold exploration	100% ownership - 77 unpatented lode mining claims in Lemhi County, Idaho covering approximately 1,710 acres. A royalty interest has been granted on the Challis property.	Plan of operations for further exploration has been approved.	No significant facilities.

Maggie Creek -Nevada	Gold exploration	Having sold the project to Nevada Gold Mines Inc., we retain a potential Royalty position.	0.5% NSR subject to NGM exercising their option on the property, with a buy option to reduce the royalty to 0.25% for $800,000.	No significant facilities.

Summary of Previous Mineral Properties

Property	Stage of Property/Mine and mineralization types	Ownership, Mineral Rights, Leases or Options	Key permit conditions	Processing plants and other available facilities	Other

Maggie Creek - Nevada	Gold exploration	We sold our rights to acquire the property to Nevada Gold Mines (“NGM”) in November 2022. Royalty potential of 0.5% if NGM exercises its option and acquires the Maggie Creek property.	Previous exploration permit and reclamation bond have been transferred to NGM.	No significant facilities.	Drilled two exploration holes in the fiscal year ended April 30, 2022.

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

Location and Access

The CK Gold Project is located in southeastern Wyoming, approximately 20 miles west of the city of Cheyenne, on the southeastern margin of the Laramie Range (Figure 1). The property covers about two square miles that include the S½ Section 25, NE¼ Section 35, and all of Section 36, T.14N., R.70W., Sixth Principal Meridian. Access to within an approximate 4.0 miles of the property is provided by public paved and maintained gravel roads. An agreement with the private landowner (The Ferguson Ranch Inc. (“Ferguson Ranch”)) provides access for the remaining distance to the main project area. This agreement provides for access over portions of Sections 25, 28, 31 and 32 in T.14N, R.69W. The surface of Section 36 is owned by the State of Wyoming and is currently leased to an adjacent landowner for grazing. Currently, the surface of Section 36 is leased for grazing by the Ferguson Ranch and part of the option to lease the lands necessary for project development and operation is compensation to the Ferguson Ranch for loss of grazing, as and when areas are impacted.

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

Through Gold King, the project has acquired three ~35-acre parcels immediately adjacent to Section 36 in Section 35, on the western boundary of the project area, and entered into another contract to purchase an additional 204-acre property nearby the mine site. Closing on the purchase of this additional tract of land is scheduled for September 2026. The total 309-acre landholding provides a buffer to other occupied and unoccupied parcels to the west of the project area. Additionally, a 10-acre land position at the Round Top Industrial Park, located to the west of Cheyenne, was acquired as part of the Company’s plans to establish a parking area and bus assembly point for transportation of employees and contractors to site, as well as to minimize mine-related traffic on county roads.

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

Effective April 6, 2023, the State Board of Land Commissioners of the Office of State Lands and Investments (“OSLI”) approved the recommendation from the staff of the OSLI fixing the production royalty rate at a flat 2.1% of net receipts received by us once the project is in operation. Additionally, once the project is in operation, the State Board of Land Commissioners of the OSLI has the authority to reduce the royalty payable to the State. Additionally, original lease restrictions limiting operations on the lease areas, deemed critical mule deer habitat, were lifted by OSLI after the company came to an arrangement with The Wyoming Department of Game and Fish (“Game and Fish”) to make a compensatory payment to Game and Fish to support habitat and conservation measures. The agreed amount to be paid by the Company to Game and Fish once development and operational impact occur amounts to $300,000.

Infrastructure

Given the project’s proximity to Cheyenne, the state capital of Wyoming and the Front Range metropolitan area, personnel needs, delivery of consumables, and infrastructure needs are available both locally and regionally. The area has access to both BNSF and Union Pacific railroad lines, intersection of 2 major interstate highways, I-80 and I-25, and a regional airport.

High voltage powerlines are approximately 2.4 km (1.5 mi) from the current project area. A connection to the local power provider and easement for transmission lines has been identified and scoped. While there is a nearby line serving the local population, we anticipate that a new line to the project site, catering to approximately a 30-Megawatt load will be constructed and talks have been conducted with the local power provider (Black Hills Energy, or “BHE”), the designated provider for the area. Indicative rates including the installation of approximately 16-miles of line from a nearby sub-station have been received and incorporated into project engineering studies. Capital construction costs will be recouped by BHE through demand charges during mining.

In February 2023, we entered into a Water Development and Purchase Agreement (“Water Agreement”) with the Board of Public Utilities (the “BOPU”) of the City of Cheyenne. Under this Water Agreement, BOPU will provide a firm supply of up to 600 gallons per minute for the life of the project. It was anticipated that the water to be supplied under this Water Agreement will come from the Lone Tree well field owned by BOPU. In November 2025, our Water Development and Purchase Agreement (“Water Agreement”) with the Board of Public Utilities (the “BOPU”) was amended such that the water supply will be from an infiltration gallery situated in the Crystal Reservoir approximately 1-mile to the north of the project plant site. A connecting pipeline has been engineered, right-of-way terms negotiated, and the change approved by the Cheyenne City Council. The supply and yield analysis by the State Engineers office for this water source was approved in June 2026. Minor water sources have been identified and developed around the project site from monitoring well locations and strategic sites to facilitate construction, and additional deeper well sites drilled and developed with a view to securing an independent water supply in the event of curtailment or supply interruption from the BOPU source.

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

Annual updates have been submitted along with an approved, insignificant boundary modification, and the permit is in good standing.

Industrial Siting Permit (“ISP”)

In February 2023, we submitted our ISP application with the Industrial Siting Division of the WDEQ. An ISP is required for all projects within the state of Wyoming when the projected capital costs are anticipated to exceed $253.9 million. This threshold includes costs we may incur as well as costs incurred from other parties. The ISP’s intent is to ascertain the regional impacts during construction and mine operation and release state funds to local governments to offset anticipated impacts. Subsequent to the permit submission, a hearing was held with the Industrial Siting Commission in May 2023 whereby our ISP was approved. In June 2023, we received official notification from the state of Wyoming that our ISP was granted. At a May 2026 hearing held with the Industrial Siting Commission (the “ISC”), an extension of the term of the ISP to June 2027 was approved, contemplating a pause in construction that had been initiated by the Company in January 2026, with restart pending demonstration of full project financing adequacy.

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

In 2023, we contracted with Samuel Engineering Ltd. to advance engineering, which was paused in 2023 pending permitting. Engineering activities resumed in 2024, but the Company delayed completion while alternative technology for flotation equipment was evaluated, which included the collection of samples and additional metallurgical testing. In February 2025, an update to the pre-feasibility study was published, which incorporated adjustments to the project as a consequence of accommodations made to facilitate permit approval and the incorporation of alternative flotation technology for concentrate recovery, which is intended to enhance metal recovery.

In June 2025, we contracted with Micon International Limited to complete feasibility study designs, primarily due to their proven track record of detailed process design for concentrators. Samuel Engineering remained engaged and assisted with project management and review during 2025, and the results of the completed CK Project Feasibility Study (“FS”) were announced in March 31, 2026. The FS incorporated another modification internal to the process plant wherein the filtration equipment was changed for the dry-stack tailings preparation and a relocation of the lean ore stockpile. These modifications do not materially impact the approved permit, and all such modifications will be described in a forthcoming permit update submission.

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

Mineral Reserves and Mineral Resources

The mineral reserve and resource estimates included in the Technical Report Summary, effective as of March 30, 2026 and included as Exhibit 96.1 to this Form 10-K, were prepared by Mark Shutty, CPG, and Mohsin Hashmi P.Eng, respectively.

Mineral Resources

Mineral Resource Statement (Exclusive of Mineral Reserves) Effective Date March 30, 2026

(in accordance with the definitions set forth in SEC Regulation S-K, Subpart 1300)

		Gold		Copper		Silver		Au Equivalent (AuEq)
Parameter	Mass (000’ st)	Au (koz)	Au (oz/st)	Cu (million lbs)	Cu (%)	Ag (koz)	Ag (oz/st)	AuEq (koz)	AuEq (oz/st)
Measured (within Resource Pit Shell, external to Reserve Pit Shell)	5,124	38	0.0070	13	0.12	278	0.0540	64	0.0130
Measured (within Reserve Pit Shell, below Reserve Cut-Off Grade)	6,128	43	0.0070	15	0.12	314	0.0510	71	0.0120
Measured (within Resource Pit Shell)	11,252	81	0.0070	28	0.12	592	0.0530	135	0.0120
Indicated (within Resource Pit Shell, external to Reserve Pit Shell)	15,602	137	0.0090	42	0.13	610	0.0390	220	0.0140
Indicated (within Reserve Pit Shell, below Reserve Cut-Off Grade)	17,786	146	0.0080	46	0.13	681	0.0380	235	0.0130
Indicated (within Resource Pit Shell)	33,388	283	0.0080	88	0.13	1,291	0.0390	455	0.0140
Measured + Indicated (within Resource Pit Shell)	44,640	364	0.0080	116	0.13	1,883	0.0420	590	0.0130
Inferred (within Resource Pit Shell)	47,088	407	0.0090	142	0.15	1,436	0.0300	677	0.0140

1.	Mineral Resources are estimated using Ordinary Kriging, constrained by geological domains based on lithology and mineralization controls. The underlying datasets supporting the Mineral Resource Estimate (“MRE”), including drill hole surveys, assay data, and density measurements, have been reviewed, validated, and verified by the qualified person. Database corrections made since the PFS, including downhole survey corrections, were confirmed as non-material through sensitivity analysis; the pre-1997 assay quality assessment is addressed in Section 9 of the FS.
2.	Mineral Resources are reported in short tons within an optimized pit shell, using gold equivalent (AuEq) cut-off grades of 0.22 g/t (0.00642 oz/st) for Oxide material, 0.21 g/t (0.00613 oz/st) for Mixed material, and 0.20 g/t (0.00583 oz/st) for Sulfide material. No dilution or mining recovery factors have been applied. Mineral Resources are reported inclusive of Mineral Reserves; Mineral Resources exclusive of reserves are summarized in Table 11.15 and Table 11.16 of the FS.
3.	AuEq grades were calculated using metal prices of $3,000/oz Au, $4.40/lb Cu, and $35/oz Ag, after application of a 2.1% NSR royalty, yielding realized prices of $2,937/oz Au, $4.31/lb Cu, and $34.27/oz Ag. Metallurgical recoveries represent mill recovery to concentrate and vary by oxidation domain as follows:

Metal	Oxide	Mixed	Sulfide
Gold	67%	70%	73%
Copper	22%	75%	90%
Silver	55%	65%	72%

Smelter payability factors of 98% Au, 97% Cu, and 95% Ag, as detailed in Table 12.2 of the FS, are applied as separate deductions in the reserve economic analysis and are not embedded in the above recovery figures. Domain-specific AuEq conversion factors, derived from the ratio of each metal’s NSR contribution to gold’s NSR contribution, are: Oxide - Ag 0.009577 g/g, Cu 0.330 g/%; Mixed - Ag 0.010833 g/g, Cu 1.078 g/%; Sulfide - Ag 0.011507 g/g, Cu 1.240 g/%. LoM average recoveries of 72.5% Au, 85% Cu, and 72% Ag, as reported in (Table 14.1 of the FS), reflect the scheduled ore feed mix, which is weighted toward sulfide material, and differ from simple domain averages due to mine sequence.

4.	The optimized pit shell was generated using the LG method incorporating metal prices of $3,000/oz Au, $4.40/lb Cu, and $35/oz Ag, operating costs of $2.50/st mining (strip-adjusted), $7.00/st processing, $1.65/st tailings, and $1.50/st General & Administrative (“G&A”) costs, total $12.65/st), domain-specific metallurgical recoveries as detailed in Footnote 3, a 2.1% NSR royalty, and a 48° slope angle. A theoretical breakeven AuEq cut-off of 0.205 g/t was calculated by dividing total operating costs ($12.65/st, equivalent to $13.94/mt) by the NSR per gram of AuEq at average domain recoveries. Reported AuEq cut-offs of 0.20 g/t to 0.22 g/t were validated against a net block value flag incorporating grade-bin and domain-specific recovery schedules; application of the AuEq cut-offs produces M+I resources within 0.2% of contained AuEq ounces compared to the value-flag defined resource, confirming the grade-based cut-offs are a non-material proxy for underlying block economics. A rehandling cost of $1.00/st applicable to stockpiled ore is excluded from the resource cut-off cost basis as it represents a mine sequencing cost rather than a fundamental extraction cost; this cost is incorporated in the reserve economic analysis.
5.	Metal prices of $3,000/oz Au, $4.40/lb Cu, and $35/oz Ag were selected for resource reporting based on 2-year trailing average prices as of February 2026 and comparison to peer company assumptions. These prices were used to evaluate potential resource upside beyond the mineral reserve base ($2,100/oz Au, $4.10/lb Cu, and $27/oz Ag as detailed in Section 12). Resource prices are above the 36-month historical average of $2,593/oz Au, $4.28/lb Cu, and $30.63/oz Ag (calendar years 2023-2025, sources: World Gold Council, London Metal Exchange, London Bullion Market Association).
6.	There are no known legal, political, environmental, social, or permitting factors that would materially affect the reported MRE.
7.	Mineral Resources are classified in accordance with the definitions set forth in SEC Regulation S-K, Subpart 1300. Mineral Resources are reported inclusive of Mineral Reserves. Mineral Resources that are not Mineral Reserves have not demonstrated economic viability.
8.	Mineral Resources are reported within U.S. Gold’s mineral tenure holdings, which include Lease No. 0-40828 and Lease No. 0-40858, as described in Section 3.2.1 of the FS. There are no known encumbrances, liens, or third-party interests that would materially affect U.S. Gold’s ability to develop the Mineral Resources reported herein.
9.	Rounding of reported figures may result in minor apparent discrepancies in totals of tonnage, grade, and contained metal.

10.	There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves. The MRE may be materially affected by environmental, permitting, legal, marketing, or other relevant issues.
11.	Mineral Resources are reported on a 100% Project basis. U.S. Gold holds 100% interest in the CK Gold Project.
12.	The effective date of this MRE is March 30, 2026.
13.	Mineral Resources exclusive of Mineral Reserves are reported within an optimized resource pit shell constrained by AuEq cut-off grades of 0.22 g/t (oxide), 0.21 g/t (transitional), and 0.20 g/t (sulfide). Mineral Resources are classified in accordance with SEC Regulation S-K, Subpart 1300. Mineral Resources that are not Mineral Reserves have not demonstrated economic viability. The Measured + Indicated Resources total of 44,640 kt containing 364 koz Au and 590 koz AuEq represents the S-K 1300 reportable exclusive-of-reserves figure; the sub-classifications presented in this table are provided for additional transparency. Mineral Resources are reported on a 100% Project basis. The estimation methodology, database verification, and classification criteria are described in the Mineral Resource Statement footnotes to Table 11.13 of the FS.
14.	The MRE underlying this table was prepared using the methodology described in the Mineral Resource Statement footnotes
15.	To delineate Mineral Resources residing within the reserve pit shell that do not qualify as Mineral Reserves, Measured + Indicated Mineral Resources within the reserve pit shell were identified using proxy AuEq cut-off grades of 0.275 g/t (Oxide), 0.265 g/t (Transitional), and 0.255 g/t (Sulfide). These proxy cut-offs were derived from the reserve economic parameters detailed in Section 12.1.2 of the FS, including metal prices of $2,100/oz Au, $4.10/lb Cu, and $27/oz Ag, smelter payability factors, operating costs, and domain-specific metallurgical recoveries, and were calibrated to closely replicate the reserve tonnage and contained metal reported in Section 12.2 of the FS, with residual differences attributable to the discrete nature of the block model. Application of these proxy cut-offs within the reserve pit shell produces results within rounding of the reported reserve figures. Material within the reserve pit shell that falls below these proxy cut-offs is classified as Measured + Indicated Mineral Resources exclusive of reserves and is reported in the second sub-row for each classification.
16.	Mineral Resources reported as “within Resource Pit Shell, external to Reserve Pit Shell” represent Measured + Indicated and Inferred Mineral Resources that fall outside the reserve pit shell footprint but within the resource pit shell. These resources are constrained by the resource pit shell optimization described in Section 11.14 of the FS and are not captured within the reserve mine plan. All Inferred Mineral Resources are reported within the resource pit shell and entirely external to the reserve pit shell.
17.	AuEq grades and contained AuEq oz are calculated using the resource metal prices, NSR royalty, and domain-specific metallurgical recoveries described in the Mineral Resource Statement footnotes (Table 11.14 of the FS). AuEq conversion factors reflect mill recovery to concentrate and differ from the reserve AuEq basis, which additionally incorporates smelter payability factors. Grades are reported as tonnage-weighted averages derived from contained metal and reported tonnage.
18.	Copper is reported in millions of pounds of contained metal. Copper grade is reported as percent (Cu%) of the in-situ material.

Mineral Reserve

Cut-off determination was based on a value per ton (“VPT”) milling cut-off methodology, which assesses the net value of each block after processing, tailings, rehandle, and G&A costs. Mining costs were excluded from the cut-off calculation, consistent with industry practice. A block was classified as ore if its VPT was zero or higher. Updated metal prices (including $2,100/oz gold, $4.10/lb copper, and $27/oz silver) and improved processing assumptions were incorporated into the FS level VPT calculation.

Dilution and ore loss were modeled using a detailed block by block analysis of ore–waste contacts across the pit. Due to large block sizes relative to the mining equipment and the disseminated nature of the mineralization, dilution effects were found to be low. Dilution of 1.25% for low-grade ore and 0.25% for high-grade ore was applied, along with ore loss allowances of 2.0% and 0.5%, respectively. These adjustments reflect expected operational variability without materially impacting on the economic viability of the deposit.

Mineral Reserve Statement Effective Date March 30, 2026

(in accordance with the definitions set forth in SEC Regulation S-K, Subpart 1300)

CK Gold Project – Summary of Gold, Copper and Silver Mineral Reserves at April 30, 2026

	Mass	Gold (Au)		Copper (Cu)		Silver (Ag)		Au Equivalent (AuEq)
	Tons (000’s)	Oz (000’s)	oz/ st	lbs (millions)%		Oz (000’s)	oz/ st	Oz (000’s)	oz/ st
Proven (P1)	33,800	582	0.017	129	0.191	1,542	0.046	872	0.026
Probable (P2)	40,800	433	0.011	130	0.160	1,489	0.037	726	0.018
P1 + P2	74,500	1,015	0.014	260	0.174	3,031	0.041	1,598	0.021

1.	Reserves tabulated above a “milling cut-off value” per ton (see text).
2.	Dilution of 1.25% and 0.25% applied for LG and HG ore material, respectively.
3.	Ore loss of 2.0% and 0.5% applied for LG and HG ore material, respectively.
4.	AuEq values calculated assuming gold price of $2,100/oz, silver price of $27/oz, copper price of $4.10/lb and metallurgical recovery ranges of 67% to 75% for Au, 50% to 70% Ag and 25% to 92% Cu as described in Table 1.3.
5.	Totals may not sum due to rounding.
6.	The effective date of this Mineral Reserve estimate is March 30, 2026.

For comparison, below are our mineral resources and mineral reserves at April 30, 2025 (as estimated by Samuel Engineering):

CK Gold Project – Summary of Gold, Copper and Silver Mineral Reserves at April 30, 2025

	Mass	Gold (Au)		Copper (Cu)		Silver (Ag)		Au Equivalent (AuEq)
	Tons (000’s)	Oz (000’s)	oz/ st	lbs (millions)%		Oz (000’s)	oz/ st	Oz (000’s)	oz/ st
Proven (P1)	34,500	595	0.017	133	0.192	1,591	0.046	909	0.026
Probable (P2)	38,800	426	0.011	127	0.164	1,417	0.037	763	0.020
P1 + P2	73,200	1,022	0.014	260	0.177	3,008	0.041	1,672	0.023

1.	Reserves tabulated above a “milling cut-off value” per ton (See Section 12.1.2 in the Technical Report Summary incorporated by reference in this Form 10-K for value per ton cut-off grade calculation).
2.	Note only 3 significant figures shown, may not sum due to rounding

Mineral Reserve Optimization Parameters
Item	Unit of Measure	Value
Gold (Au) Price	$US/oz	$1,755.00
Copper (Cu) Price	$US/lb	$3.77
Silver (Ag) Price	$US/oz	$23.00

NSR Royalty *	%	2.1%

Concentrate Smelting & Transport - Oxide	$US/lb Cu recovered	$0.29
Concentrate Smelting & Transport – Mixed	$US/lb Cu recovered	$0.32
Concentrate Smelting & Transport – Sulfide	$US/lb Cu recovered	$0.37
Cu Refining Charge	$US/lb	$0.07
Au Refining Charge	$US/oz	$5.00
Ag Refining Charge	$US/oz	$0.45

Oxide Cu Recovery (>0.1% & <0.4%)%		30%
Oxide Au Recovery (>0.3gpt & <1.3gpt)%		60%
Oxide Ag Recovery (>0.5gpt)%		61%
Mixed Cu Recovery (>0.1% & <0.4%)%		78%
Mixed Au Recovery (>0.27gpt & <1.0gpt)%		60%
Mixed Ag Recovery (>0.5gpt)%		61%
Sulfide Cu Recovery (>0.15% & <0.4%)%		87%
Sulfide Au Recovery (>0.3gpt & <0.65gpt)%		67%
Sulfide Ag Recovery (>0.5gpt)%		70%
Smelter Payable - %Cu	%	97%
Smelter Payable – Au oz/st	%	98%
Smelter Payable – Ag oz/st	%	95%
Concentrate Grade %Cu – Oxide	%	23%
Concentrate Grade %Cu – Mixed	%	21%
Concentrate Grade %Cu – Sulfide	%	18%

Mining Cost	$US/st	$2.50
Process Cost	$US/st processed	$7.00
Tailings Cost	$US/st processed	$1.65
Site-Wide General & Administrative Cost	$US/st processed	$1.50

Pit Slope	Degrees	48[o]

Variances between the Mineral Resources reported at April 30, 2026 versus April 30, 2025:

The increases in the measured and indicated resources of 12% and inferred resources of 35% from April 30, 2025 to April 30, 2026 were due to the changes noted in the footnotes to the respective Mineral Resources Tables for commodity prices, recoveries and operating costs. There were no changes in the mineral resources from April 30, 2025 to April 30, 2026 due to mining depletion or production. Additionally, there were no changes due to acquisitions or disposals of any property. Please see the table below for a detailed illustration of the variances between April 30, 2026 and April 30, 2025.

Mineral Resource Variances
April 30, 2026	April 30, 2025
Metals Prices Assumptions	Metals Prices Assumptions
Gold: $3,000.00/oz	Gold: $1,860.10/oz
Copper: $4.40/lb	Copper: $3.92/lb
Silver: $35.00/oz	Silver: $22.52/oz

Metallurgical Recoveries	Metallurgical Recoveries
Gold: 55% Oxide/Mixed, 64% Sulfide	Gold: 55% Oxide/Mixed, 64% Sulfide
Copper: 30% Oxide, 78% Mixed, 87% Sulfide	Copper: 30% Oxide, 78% Mixed, 87% Sulfide
Silver: 61% Oxide/Mixed, 70% Sulfide	Silver: 61% Oxide/Mixed, 70% Sulfide

Operating Costs	Operating Costs
$7.00/ton processing costs	$7.00/ton processing costs
$2.50/ton mining costs	$2.50/ton mining costs
$1.50/ton processed General & Administrative costs	$0.55/ton processed General & Administrative costs
$1.65/ton processed tailings disposal	$1.65/ton processed tailings disposal

Royalty – 2.1%	Royalty – 2.1%

Variances between the Mineral Reserves reported at April 30, 2026 versus April 30, 2025:

The 2% increase in Mineral Reserves at April 30, 2025 compared to April 30, 2026 was due to the changes noted in the footnotes to the respective Mineral Reserves Tables for commodity prices, recoveries, operating costs and the NSR royalty rate. There were no changes in the mineral reserves from April 30 2025 to April 30, 2026 due to mining depletion or production. Additionally, there were no changes due to acquisitions or disposals of any property. Please see the table below for a detailed illustration of the variances between April 30, 2026 and April 30, 2025.

Mineral Reserves Variances
April 30, 2026	April 30, 2025
Metals Prices Assumptions	Metals Prices Assumptions
Gold: $1,775.00/oz	Gold: $1,860.10/oz
Copper: $3.77/lb	Copper: $3.92/lb
Silver: $23.00/oz	Silver: $22.52/oz

Metallurgical Recoveries	Metallurgical Recoveries
Gold: 55% Oxide/Mixed, 64% Sulfide	Gold: 55% Oxide/Mixed, 64% Sulfide
Copper: 30% Oxide, 78% Mixed, 87% Sulfide	Copper: 30% Oxide, 78% Mixed, 87% Sulfide
Silver: 61% Oxide/Mixed, 70% Sulfide	Silver: 61% Oxide/Mixed, 70% Sulfide

Operating Costs	Operating Costs
$7.00/ton processing costs	$7.00/ton processing costs
$2.50/ton mining costs	$2.50/ton mining costs
$1.50/ton processed General & Administrative costs	$0.55/ton processed General & Administrative costs
$1.65/ton processed tailings disposal	$1.65/ton processed tailings disposal

Royalty – 2.1%	Royalty – 2.1%

Recent Activities

On March 31, 2026, we released the results of our FS. The FS was prepared by the Company and Micon International Limited, with an effective date of March 30, 2026.

The following are highlights from the FS:

●	Solid Project returns: After-tax net present value (“NPV”) 5% of $632 million (“M”) and 27% after-tax internal rate of return (“IRR”) using base case metal prices of $3,250 per ounce (“/oz”) gold (“Au”), $4.50/lb copper (‘Cu”), and $40/oz silver (“Ag”); After-tax NPV(5) of $1.30 billion (“B”) and 45% after-tax IRR using recent spot metal prices of $4,500/oz Au, $5.50/lb Cu and $70/oz Ag.

●	Fully permitted: All required permits to begin construction are in-hand. $5.0M reclamation bond in place to cover first year of planned construction.
●	Initial 11-yr mine-life: Current fully permitted mine plan focused on 1.6 million[1] (“Moz”) of contained gold equivalent (“AuEq”) ounces, as stated in Mineral Reserves.
●	Attractive production profile focused on early higher grades: After 1 year of ramp up, average sales of 102 thousand ounces (“koz”) AuEq from year 2 to 8, with average life of mine (“LOM”) sales of 85 koz AuEq at total cash costs of $1,748/oz AuEq. Ore body shows low LOM strip ratio of 0.89:1 with minimal pre-stripping.
●	Simple, robust, financeable Project: Total initial capital cost of $394 M (excludes $28 M of preproduction owners’ cost and includes contingency of $47 million) and sustaining capital of $35 M over the LOM; well understood regulatory jurisdiction with stability and an exceptional location for infrastructure, manpower and support services.
●	Competitive Project metrics[3]: Base case post tax NPV-to-capex ratio of 1.6 and payback of 2.5 years; spot price NPV-to-capex ratio and payback improve to 3.3 and 1.6 years, respectively.
●	Strong free cash-flow profile in early years[2]: Excellent profitability after initial ramp up at beginning of mine life; Year 2-8 average after-tax free cash flow of $160 M; continuation into additional resources and further anticipated resource extensions at depth.
●	Simple, compact Project layout and processing: ~80-acre open pit is the source of ore and waste rock to mine facilities all within a 1.5-mile haul. The ore is fed to a primary crusher or low-grade stockpile. Primary crushed ore is ground in a semi-autogenous grinding (SAG) - ball mill comminution circuit prior to flotation, regrind of rougher concentrate before final flotation to produce a clean gold rich copper concentrate. Dry-stack tailings enhance the most efficient use of water.
●	Significant benefits to State and local communities: Excellent local support for Project development built upon years of engagement and 2.1% royalty payments earmarked for grades K-12 education; an average of 198 direct permanent jobs are expected to be created at CK.
●	No cultural impacts revealed: The surrounding land was settled as the railroad developed 3-miles to the south of the Project in the 1860’s. The State mineral and surface leases are surrounded by ranch land currently operated by the fifth generation of the original owners. Archaeological surveys have identified no significant artifacts or sites in the Project area.
●	Significant scarcity value: CK is one of the few fully permitted large-scale precious metals projects in the U.S. at the Feasibility Study level and is actively being advanced.
●	Visibility on short and long-term growth: Significant measured and indicated resource material has been excluded from the initial mine plan to avoid impacting a dry drainage channel. With known resources at depth, mine expansion at depth and along strike will be the focus of future plans and expansion to the permitted activity; CK is one of the few permitted undeveloped gold and copper resources in the U.S. with a discernable pathway to expansion.
●	Aggregate Potential: Additional revenue from aggregate production has largely been excluded from the feasibility study. Anticipate increased aggregate sales into the Rocky Mountain region as the gold and copper mine progresses.
●	Reclamation Savings: Potential to reduce reclamation costs as the city and state consider the use of the ultimate pit as recreation and water reservoir.
●	Excellent timing: With the FS now complete and full permits in hand, the Project is positioned to advance in a current gold–copper-silver price environment that is one of the strongest in history, supported by favorable U.S. sentiment toward domestic production and mineral security tailwinds.

(1)	Gold equivalent calculated using mineral reserve reporting criteria metal prices: $2,100/oz Au, $4.10/lb Cu and $27/oz Ag
(2)	See Cautionary Note Regarding Non-GAAP Financial Measures.
(3)	NPV-to-capex ratio calculated as after-tax Project NPV5% divided by total initial capital cost.

The economic projections in the FS are subject to a variety of assumptions and qualifications that are described in more detail in the Technical Report Summary incorporated by reference into this Form 10-K. In summary, the low-grade copper, silver and gold deposit located on Wyoming State Land and under lease to US Gold Corp, is proposed as an open pit mine. The rate of extraction will be sufficient to feed minerals to the process plant at a rate of 20,000 tons per day, involving the removal of surrounding waste material at a similar rate. The process plant serves to crush and grind the ore into a fine particle form in a slurry, whereupon the copper, silver and gold values can be separated from non-mineralized rock into a concentrate using froth flotation. The concentrate will be dried and shipped off site and sold to a smelter for final metal extraction. The waste material will be filtered to recoup and recycle water back to the process plant, and the filtered tailings will be trucked and mechanically stacked onto a tailings pile. The process facility is also on the same Wyoming State section less than a mile away from the mineralized orebody, with the entire operation some 20-miles west of Cheyenne. The metallurgical test work supporting the extraction methodology was initially performed by a previous owner between 2009 and 2012, but the Company has gathered additional representative sample and conducted further extensive test work between 2020 and 2023. The results of that work were incorporated into the PFS. The Company expects to finalize the feasibility study at a later date.

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

A great deal of social outreach has been conducted to familiarize the immediate population and the Wyoming, Cheyenne and Laramie governmental and regulatory agencies. Outreach maintained and participation in local events continues.

Geological Potential of the CK Gold Project

Potential to expand the existing resource exists primarily at depth beyond current drilling depths and to the south of the proposed pit. Numerous drill holes end in significant mineralization. A geophysical anomaly to the southeast supports the trend extending from the proposed open pit as identified by step-out drilling from the current reserve boundary; however, to date exploration has not pinpointed mineralization that might be associated with the anomaly further to the southeast in what is thought to be fairly complex geologic conditions. An additional expanded magnetic survey has been completed and a gravity survey has been initiated in mid-July 2026 with results expected in August 2026. The goal is to use surface mapping, geophysical surveys to identify potential mineralization for future drilling programs.

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

Title and Ownership for Keystone Project

The Keystone Project consists of unpatented mining claims located on federal land administered by the U.S. Bureau of Land Management (“US BLM”). An annual maintenance fee of $200 per claim per year must be paid to the Nevada Bureau of Land Management (“Nevada BLM”) by September 1 of each year, and failure to make the payment on time renders the claims void. In addition to the annual maintenance fee paid to the Nevada BLM, a $12 per claim fee is due to the Eureka County (NV) Clerk’s office as a record fee.

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

Under the terms of the Purchase and Sale Agreement, dated May 25, 2016, under which we acquired the claims, we had the right to buy down 1% of the NSR owed to Nevada Gold Ventures LLC at any time through the fifth anniversary of the closing date, May 25, 2021, for $2,000,000. In addition, we had the right to buy down an additional 1% of the NSR owed to Nevada Gold Ventures, LLC anytime through the eighth anniversary of the closing date, May 25, 2024, for $5,000,000. We did not buy down any portion of the NSR.

History of Prior Operations and Exploration on the Keystone Project

No comprehensive, modern-era, model-driven exploration has ever been conducted on the Keystone Project. Newmont drilled 6 holes in the old base metal and silver Keystone mine area in 1967 and encountered low-grade (+/- 0.02 opt) gold intercepts. Chevron staked the property in 1981-1983 and drilled 27 shallow drill holes, continued by an agreement with USMX that drilled an additional 19 shallow holes; significant amounts of low grade and anomalous gold were intersected, but results were considered uneconomic, and the project was dropped. In 1988 and 1989, Phelps Dodge acquired a southern portion of the district and drilled 6 holes, one of which contained gold mineralization in its total depth and was subsequently deepened in 1990 resulting in over 200’ of low-grade gold mineralization. About this time, Coral Resources acquired a northern portion of the property and drilled 21 shallow holes to follow-up previous drill intercepts. 1995-1997, Golden Glacier, a junior company, acquired the north end of the district, and Uranerz a portion of the southern area; 6 holes were drilled in the north and only 2 holes in the south, respectively. The entire district was dropped by all parties.

In 2004, with the discovery of Cortez Hills and escalating gold prices, Nevada Pacific Gold, Great American Minerals (Don McDowell), and Tone Resources (Dave Mathewson) competed in claim staking the entire district. Subsequently, Don McDowell, founder of Great American Minerals approached Placer Dome (prior to Barrick acquisition) who discovered Pipeline and Cortez Hills, and who correctly recognized the Keystone district potential. Placer Dome entered into separate joint venture agreements with Nevada Pacific and Great American. The following year Barrick Gold bought Placer Dome and dropped all Placer Dome’s Nevada exploration projects and joint ventures, including Keystone. In 2006, Nevada Pacific and Tone were purchased by McEwen Mining. McEwen Mining drilled 35 holes mostly near the north end of the district; targeting the range front pediment and the historic Keystone Mine. McEwen Mining dropped their Keystone claims and quitclaimed them to Dave Mathewson and NV Gold Ventures. NV Gold Ventures and American Gold staked their own additional claims in the district. This expanded group of claims was acquired in the original Keystone Purchase Agreement. We have staked additional claims in the district, such as Potato Canyon, since acquiring the project.

Geology and Mineralization

To date, a technical report summary has not been prepared on the Keystone Project. Keystone is positioned on the prolific Cortez gold trend. The Keystone Project is centered on a granitic intrusion that warped the local Paleozoic stratigraphy into a dome, allowing for exposure of highly favorable Devonian, Carboniferous (Mississippian-Pennsylvania) and Permo-Triassic rocks including key likely host rocks for mineralization, the silty carbonate strata of the Horse Creek Formation and the Wenban limestone, as well as possible sandy clastic units of the Diamond Peak Formation. The Horse Canyon and Wenban rocks are the primary host rocks at the nearby Cortez Hills Mine and Gold Rush deposit currently operated by Barrick Gold.

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

Infrastructure and Facilities

The Keystone Project does not currently include any significant facilities. The Keystone Project sits some 10 miles to the southwest of Nevada Gold Mines’ Cortez Complex. The Cortez Complex, consisting of surface and underground mines, is served by roads and power, while water in the area is extracted from sub-surface water resources. The Keystone Project is served by paved and unpaved roads, which extend down trend from the Cortez Complex to the north and additional road and infrastructure to the north-east. The whole area is some 30 miles to the south of the I-80 interstate corridor between the towns of Battle Mountain and Winnemucca, with Elko, Nevada being the dormitory town for the majority of the workforce and support services.

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
Musgrove Mine
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
File Name: 4559T_Challis_USFS_Fig3.mxd	

EM STRATEGIES

Figure 4: The Challis Gold Project Location in Idaho

Title and Ownership for Challis Gold Project

All of the mining claims comprising the Musgrove property are unpatented lode mining claims that have been recorded in the Lemhi County Court House in Salmon, Idaho and filed with the US BLM office in Boise. An annual maintenance fee of $200 per claim per year must be paid to the US BLM by September 1 of each year, and failure to make the payment on time renders the claims void. In addition to the annual maintenance fee, $20 is due to the Lemhi County (ID) Recorder’s office as a notice of intent to hold fee.

History of Prior Operations and Exploration

Early mining dates to the late 1880’s when gold was discovered at the nearby Yellow Jacket Mine and copper and cobalt was discovered north of the project area at the Blackbird Mine. Small scale intermittent mining was conducted in the project area from 1908 through the 1930’s at the Musgrove Mine and at the Smith-Gahan Mine.

In the mid-1980’s, alteration and quartz veining was identified along the ridge north of Musgrove Creek A large block of claims covering the area was staked by an independent geologist and then leased to Atlas Minerals. Atlas completed an extensive sampling program and, in 1991, drilled nine reverse circulation holes resulting in the discovery of significant mineralization at the Johny’s Point deposit.

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

There is no documented exploration activity from 2008 until 2018. On September 1, 2018, Journey Resources failed to pay the required claim payments to the US BLM and the claims were forfeited. Subsequently, Northern Panther Resources Corporation located or acquired new claims covering the project. In 2020, we acquired Northern Panther Resources. In 2020, we contracted with Wright Geophysics to conduct a ground magnetic geophysical over the current claim block. This survey identified a prominent low magnetic linear feature that trends from the Musgrove Mine north-northwest for over two miles.

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

Infrastructure and Facilities

The Challis Gold project does not currently include any significant facilities. The Challis property is located in the Salmon-Challis National Forest and is reached by paved and unpaved roads. There are historic workings in the area and there has been recent mining activity in the area. The site is somewhat remote from grid power and power lines would have to be extended into the area, or onsite power generation used to support an eventual operation. There is water in the area from both surface and sub-surface sources. The Bear Track operation, now closed but under renewed exploration, is some 16 miles as the crow flies to the northeast of the property. Historic mining was conducted; however, the facilities have been abandoned decades ago and the nearest habited area is a forest ranger station near Forney some 5 miles from site.

Competition

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of minerals. Therefore, we will likely be able to sell any minerals that we are able to recover. We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as explosives or large equipment tires, and certain equipment such as bulldozers and excavators and services, such as contract drilling that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need, we may have to suspend our exploration plans until we are able to secure them.

Compliance with Government Regulation

We are be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally. We will also be subject to the regulations of the US BLM and the US Forest Service (“Forest Service”) with respect to mining claims on federal lands.

Future exploration drilling on any of our properties that consist of US BLM or Forest Service land will require us to either file a Notice of Intent (NOI) or a Plan of Operations, depending upon the amount of new surface disturbance that is planned. A Notice of Intent is required for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period.

The U.S. Forest Service approved a plan of operations to conduct drilling on the project on October 14, 2025. The plan contemplates drilling up to 42 core holes from 14 drill sites. The purpose of the drilling is confirmation of previous drilling, mineralization expansion along trend from Johny’s Point.

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

Executive Officers of U.S. Gold Corp.

Name	Age	Principal Occupation	Officer/ Director Since
George M. Bee	68	Chief Executive Officer, President and Director of U.S. Gold Corp.	2020
Eric Alexander	59	Chief Financial Officer - Principal Financial and Accounting Officer of U.S. Gold Corp.	2020
Kevin Francis	66	Vice President – Exploration and Technical Services	2021

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

Eric Alexander is our Chief Financial Officer and Secretary and has been with us since September 2020. He has over 35 years of corporate, operational and business experience, and over 20 years of mining industry experience. Previously he served as Corporate Controller of Helix Technologies, Inc., a publicly traded software and technology company from April 2019 to September 2020. Prior to that, he served as the Vice President Finance and Controller of Pershing Gold Corporation, a mining company (formerly NASDAQ: PGLC), from September 2012 until April 2019. Prior to that, Mr. Alexander was the Corporate Controller for Sunshine Silver Mines Corporation, a privately held mining company with exploration and pre-development properties in Idaho and Mexico, from March 2011 to August 2012. He was a consultant to Hein & Associates LLP from August 2012 to September 2012 and a Manager with Hein & Associates LLP from July 2010 to March 2011. He served from July 2007 to May 2010 as the Corporate Controller for Golden Minerals Company (and its predecessor, Apex Silver Mines Limited), a publicly traded mining company with operations and exploration activities in South America and Mexico. In addition to his direct experience in the mining industry, he has also held the position of Senior Manager with the public accounting firm KPMG LLP, focusing on mining and energy clients. Mr. Alexander has a B.S. in Business Administration (concentrations in Accounting and Finance) from the State University of New York at Buffalo and is also a licensed CPA.

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

Item 1A. RISK FACTORS

RISKS RELATED TO OUR FINANCIAL CIRCUMSTANCES

Our management concluded that our disclosure controls and procedures were not effective as of April 30, 2025 due to the late filing of the Company’s Amendment No. 1 to its Form 10-K for the fiscal year ended April 30, 2025, which disclosed the Form 10-K Part III information. Failure to maintain effective disclosure controls and procedures could have a material adverse effect on our results of operations and financial condition.

As a public reporting company, we are required to establish and evaluate our disclosure controls and procedures, which are our controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.

Our management concluded that our disclosure controls and procedures were not effective as of April 30, 2025, due to the late filing of this Amendment to disclose the Part III information. The Company has taken steps to remediate this ineffectiveness of its disclosure controls and procedures and has determined that its disclosure controls and procedures were effective as of April 30, 2026. Nevertheless, the Company cannot be certain that the steps taken to remediate the ineffectiveness will prevent future issues from occurring with the Company’s disclosure controls and procedures. If additional issues with our disclosure controls and procedures occur, our ability to accurately and timely report our financial results could be impaired, which could result in additional late filings of our annual and quarterly reports under the Exchange Act, a decline in our stock price, suspension or delisting of our common stock from The Nasdaq Stock Market LLC (the “NASDAQ”), and have an adverse effect on our business, financial condition and results of operations.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result of our small size, any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. As of April 30, 2026, management has concluded that our internal controls over financial reporting were effective.

There is substantial doubt about whether we can continue as a going concern.

To date, we have earned no revenues and have incurred accumulated net losses of $110.6 million. We have limited financial resources. As of April 30, 2026, we had cash and cash equivalents of $30.7 million and working capital of $31.6 million. Therefore, our continuation as a going concern is dependent upon our achieving future financings or a strategic transaction. However, there is no assurance that we will be successful pursuing financing or a strategic transaction. Accordingly, there is substantial doubt as to whether our existing cash resources and working capital are sufficient to enable us to continue our operations for the next 12 months as a going concern. Ultimately, in the event that we cannot obtain additional financial resources, or achieve profitable operations, we may have to liquidate our business interests and investors may lose their investment. The accompanying consolidated financial statements have been prepared assuming that our company will continue as a going concern. Continued operations are dependent on our ability to obtain additional financial resources or generate profitable operations. Such additional financial resources may not be available or may not be available on reasonable terms. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

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

We will require substantial external financing to develop the CK Gold Project, and there is no assurance that such financing will be available on acceptable terms or at all. Failure to secure project financing could result in indefinite delay or abandonment of the Project.

The Feasibility Study for the CK Gold Project estimates total initial capital costs of approximately $394 million (excluding $28 million of pre-production owner’s costs), which significantly exceeds our current financial resources. We will need to raise substantial additional capital through one or more financing transactions — which may include debt financing, equity financing, royalty or streaming arrangements, project-level financing, joint ventures, or a combination thereof — in order to fund construction and bring the project into production.

Our ability to secure project financing is subject to significant uncertainty and depends on a number of factors that are largely outside our control, including:

●	the price of gold, copper, and silver at the time we seek financing, and investor and lender expectations regarding future metal prices;
●	the availability and cost of debt capital in the mining sector, including prevailing interest rates and credit market conditions;
●	the willingness of lenders and investors to provide financing to our company;
●	our ability to demonstrate to lenders and investors the technical, operational, and economic viability of the project to a level of confidence sufficient to commit capital;
●	the results of any additional technical, environmental, or feasibility work that may be required by potential financing parties;
●	general market conditions, including conditions in the equity and credit markets for mining companies; and
●	macroeconomic conditions, including inflation, geopolitical uncertainty, and fluctuations in currency and commodity markets.

Even if we are able to secure project financing, the terms of such financing may be highly dilutive to existing stockholders, impose significant restrictions on our operations, or require us to grant security interests over our material assets, including the CK Gold Project. Any inability to secure financing on acceptable terms, or at all, would have a material adverse effect on our business, results of operations, financial condition, and the value of our common stock, and could result in the indefinite delay or permanent abandonment of the CK Gold Project.

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

The Industrial Siting Permit for the CK Gold Project is subject to an expiration deadline, and our failure to demonstrate adequate project financing and resume construction before that deadline could result in the loss of this key permit and materially delay or prevent development of the project.

In June 2023, we received an ISP from the Wyoming Department of Environmental Quality Industrial Siting Division authorizing the construction of the CK Gold Project. Construction activities were initiated in 2025 but were paused in January 2026 pending the demonstration of full project financing adequacy. At a May 2026 hearing, the Industrial Siting Commission approved an extension of the ISP through June 2027.

The extended ISP will expire if construction does not resume and continue in a manner consistent with the permit conditions prior to June 2027. There is no assurance that we will be able to secure project financing, satisfy the conditions of the ISP, and resume construction before the ISP expires. If the ISP expires, we would be required to reapply for a new industrial siting permit, which would involve a new application, public notification process, environmental and socioeconomic impact review, and public hearing before the Industrial Siting Commission.

The loss of the ISP would constitute a significant setback for the development of the CK Gold Project and could:

●	delay the commencement or resumption of construction;
●	increase the overall cost of development due to the cost and time required to reapply for and obtain a new ISP;
●	affect our ability to secure project financing, as the existence of a valid ISP is likely to be a condition precedent to any project financing commitment;
●	require us to re-engage with the local community, government agencies, and other stakeholders in connection with a new permitting process; and
●	trigger conditions or restrictions in existing agreements that depend upon maintaining our permits in good standing.

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

Our current and future operations are and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, exploration and development and operation;
●	laws and regulations related to exports, taxes and fees;
●	labor standards and regulations related to occupational health and mine safety; and
●	environmental standards and regulations related to waste disposal, toxic substances, land use and environmental protection.

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

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the US BLM, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Native American graveyards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

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

We became aware that we failed to timely file an amendment to the our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 to include the information required by, and not included in, Part III of such filing because we did not file our definitive proxy statement within 120 days of the end of our fiscal year ended April 30, 2025. As a result, we concluded we were not eligible to use our registration statement on Form S-3 (File No. 333-286946) (the “Registration Statement”) for certain isolated sales under the Sales Agreement. Prior to becoming aware of this matter, we sold an aggregate of 38,541 shares of our common stock in two sales on August 27, 2025, and September 2, 2025 (the “Sales”), representing approximately $525,000 in the aggregate, under the Registration Statement pursuant to the Sales Agreement. On the days traded, these sales represented 2.5% and 8.5%, respectively, of the daily trading volume of our common stock on the Nasdaq. Because we were not eligible to use the Registration Statement at the time the Sales were made, the Sales may not have been made in accordance with the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. Accordingly, the purchasers of those securities may have certain rights or could be entitled to damages for losses suffered, if any. In addition, we could become subject to enforcement actions or penalties and fines by federal and state regulatory authorities related to such sales. We also agreed to provide Cantor Fitzgerald & Co. with certain indemnification rights under the Sales Agreement. We cannot predict the likelihood of any claims or actions being brought against us or the amount of any penalties or fines in connection with the Sales. Any such claims, actions, penalties or fines could have a material adverse effect on our stock price, results of operations and financial condition.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, shareholders may be unable to resell their shares of our common stock at a desired price.

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

Although our common stock is currently listed on NASDAQ, there is limited trading activity. We can give no assurance that an active market will develop, or if developed, that it will be sustained. If an investor acquires shares of our common stock, the investor may not be able to liquidate our shares should there be a need or desire to do so. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity of our common stock is limited and may be dependent on the market perception of our business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to our performance due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans.

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

As of April 30, 2026, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the twelve months period ended April 30, 2026, we and our properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “USAU.”

Holders of Common Stock

On July 27, 2026, we had 91 registered holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms. On July 27, 2026, the closing sales price of our common stock as reported on NASDAQ Capital Market was $13.37 per share.

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

Recent Sales of Unregistered Securities.

Between February 2026 and April 2026, the Company issued an aggregate of 36,500 shares of common stock upon the exercise of 36,500 common stock purchase warrants and received proceeds of $414,020.

The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering.

Except as noted above, there were no sales of unregistered securities during the fiscal year ended April 30, 2026 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K. None of the transactions involved any underwriters, underwriting discounts or commissions.

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

Summary of Activities for the Fiscal Year Ended April 30, 2026

An overview of certain significant events follows:

Mineral Property Activities

During the fiscal year ended April 30, 2026, we continued engineering studies towards the completion of a feasibility study for our CK Gold Project. We continued to enhance our understanding of the Keystone Project deposit in Nevada. Specifically:

●	In June 2025, we announced that we contracted with Micon International Limited and Halyard Inc. to conduct the next phase of engineering leading to the development of the CK Gold Project.

●	In July 2025, we announced that, effective with the U.S. market open on June 30, 2025, we were added to the broad market Russell 2000 Index as part of the 2025 annual reconstitution of the Russell indices.

●	In August 2025, we announced that we plan to use Glencore Technology’s Jameson Cell Flotation Equipment for enhanced gold and copper recovery for our CK Gold Project in our Feasibility Study and Project Execution Plan.

●	Also in August 2025, we announced that we entered into a contract with Cheyenne Light, Fuel and Power (“CLFP”), a subsidiary of Black Hills Corp., the first step toward construction of the powerline to serve the CK Gold Project. CLFP is expected to begin pre-construction planning, engineering and procurement activities in preparation for the potential construction of facilities as would be necessary to provide power and energy to the CK Gold Project.

●	In October 2025, we received approval from the United States Forest Service of our revised Plan of Operations for mineral exploration at our Challis Gold Project in Idaho.

●	In November 2025, we announced that we entered into an agreement to acquire a 10-acre parcel of land in support of our 2026 development of the CK Gold Project. The transaction was completed in January 2026.

●	In March 2026, we announced the results of the Feasibility Study for the CK Gold Project, which indicated, among other things:

○	an after-tax net present value of $632.0 million, based on prevailing metal prices at the time of the study;
○	that all required permits to begin construction have been secured and that a $5.0 million reclamation bond is in place to cover the first year of planned construction; and
○	an initial 11-year mine life and estimated reserves of 1.6 million gold equivalent ounces of gold, copper and silver.

Sales of Common Shares to raise a total of $31.2 million in cash

In December 2025, we announced that we closed a private placement of 1,922,159 shares of our common stock at a price of $16.25 per share (the “Offering Shares”) and warrants to purchase 961,077 shares of our common stock at an exercise price of $23.00 per share (the “Warrants”), pursuant to a securities purchase agreement entered into with certain investors, resulting in total gross proceeds of approximately $31.2 million. The Warrants are immediately exercisable and will expire two years after the initial issuance date. Pricing of the Offering Shares was set based on the close price of our common shares on Monday, December 15, 2025, of $16.91, representing an approximate 4% discount to the close price.

Shareholder Meeting, Appointment of Directors and Corporate Matters

On April 27, 2026, we held our annual meeting of stockholders. At that meeting:

●	Our shareholders re-elected to our Board the five incumbent Directors: Mr. Norman, Mr. Bee, Mr. Schafer, Mr. Waldkirch and Ms. Fipke. Each of the elected Directors will hold office until the next meeting of stockholders and until their successors are named and qualified or until their earlier resignation or removal.

●	The stockholders also ratified the appointment of our audit firm, CBIZ CPAs P.C. as our independent registered public accountant for our fiscal year ended April 30, 2026.

●	The stockholders also approved, by a non-binding advisory vote, the compensation of our named executive officers.

We currently plan to return to a more normalized schedule for our annual meeting of stockholders. Accordingly, we anticipate that the next annual meeting of stockholders will be held on October 13, 2026.

Results of Operations

Net Revenues

We are a development-stage company with no operations, and we did not generate any revenues for the years ended April 30, 2026, and 2025.

Operating Expenses

Total operating expenses for the fiscal year ended April 30, 2026, as compared to the fiscal year ended April 30, 2025, were approximately $19,000,000 and $13,006,000, respectively. The year-over-year increase of approximately $5,994,000 increase in operating expenses for the fiscal year ended April 30, 2026, as compared to the fiscal year ended April 30, 2025, is primarily comprised of the following:

●	Compensation and related taxes – an increase of approximately $220,000 primarily due to increase in base salaries in fiscal year 2026 as well as bonuses to our officers and employees, which was partially offset by decrease in stock-based compensation related to RSUs, DSUs and stock option grants to officers and employees.
●	Exploration costs - a decrease of approximately $635,000 in exploration expenses on our mineral properties due to the decrease in exploration activities and related consulting expenses at our CK Gold property.
●	Professional and consulting fees - a net increase of approximately $5,050,000 primarily due to:

○	an increase of approximately $4,399,000 related to general strategic, permitting and engineering studies and consulting services, including the completion of the Feasibility Study for our CK Gold Project;
○	an increase in legal fees of approximately $843,000;
○	an increase in accounting fees of approximately $173,000;
○	a decrease in investor relation fees of approximately $140,000;
○	a decrease in stock-based consulting expenses of approximately $62,000; and
○	a decrease in director fees of approximately $163,000, primarily due to a decrease in stock-based director fees.

●	General and administrative expenses – an increase in general and administrative expenses of approximately $1,359,000 due primarily to increases in:

○	advertising and marketing expenses of approximately $853,000;
○	travel and conference expenses of approximately $131,000
○	office expenses of approximately $106,000;
○	public company expenses of approximately $78,000;
○	stock option expense of approximately $76,000
○	insurance expense of $47,000; and
○	depreciation expense of $32,000.

Loss from Operations

We reported a loss from operations of approximately $19,000,000 and $13,006,000 for the fiscal years ended April 30, 2026, and 2025, respectively.

Other Income (Loss)

We reported other income (loss) of approximately $1,792,000 and ($7,554,000) for the fiscal years ended April 30, 2026, and 2025, respectively. We reported a gain (loss) from change in fair value of warrant liability of approximately $1,495,000 and ($7,714,000) for the fiscal years ended April 30, 2026, and 2025, respectively. We reported interest income and other income of approximately $281,000 and $16,000, respectively, for the fiscal year ended April 30, 2026, as compared to approximately $161,000 and $0, respectively, during the fiscal year ended April 30, 2025. The year-over-year increase in interest income is the direct result of having a higher cash balance during the last four months of the most recently completed fiscal year.

Net Loss

We recognized a net loss of approximately $17,208,000 and $20,559,000 for the fiscal years ended April 30, 2026, and 2025, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital as of April 30, 2026, compared to April 30, 2025, and the changes between those periods:

	April 30, 2026	April 30, 2025	Increase (decrease)
Current Assets	$32,195,838	$8,895,398	$23,300,440
Current Liabilities	$619,527	$879,953	$(260,426)
Working Capital	$31,576,311	$8,015,445	$23,560,866

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect to spend between $175,000 and $250,000 on legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could negatively affect our results of operations.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the fiscal years ended April 30, 2026, and 2025, we incurred net losses of approximately $17,208,000 and $20,559,000, respectively. For the fiscal year ended April 30, 2026, cash used in operating activities was approximately $18,213,000. As of April 30, 2026, we had cash of approximately $30,655,000, working capital of approximately $31,576,000, and an accumulated deficit of approximately $110,615,000. Our primary source of operating funds since inception has been equity financing. As of April 30, 2026, we may have sufficient cash to fund our corporate activities, general and administrative costs, and current project related activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects to the developmental stage, we do not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of these financial statements.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $18,213,000 and $9,872,000 for the fiscal years ended April 30, 2026, and 2025, respectively, an increase of approximately $8,341,000. The increase is primarily due to higher operating expenses, as discussed above, as well as year-over-year increases in (i) prepaid expenses and other current assets of approximately $1,036,000, (ii) an increase in accounts payable and accrued liabilities of approximately $468,000, (iii) additional reclamation bond deposits of approximately $148,000, and (iv) the settlement of stock payable liabilities during the current year.

Cash Used in Investing Activities

Net cash used in investing activities during the year fiscal ended April 30, 2026 was approximately $1,927,000 and relates primarily to the purchase of land and a building adjacent to the CK Gold Project, located in Cheyenne, Wyoming, as compared to $6,000 for the purchase of property and equipment during the fiscal year ended April 30, 2025.

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $42,627,000 and $12,473,000 for the fiscal years ended April 30, 2026, and 2025. The current year cash provided by financing activities consisted primarily of proceeds from the December 2025 sale of common stock of approximately $31,695,000, net of offering costs, as well as proceeds from the exercise of warrants and stock options of approximately $10,857,000 and $75,000, respectively.

Net cash provided by financing activities for the year ended April 30, 2025, consisted primarily of proceeds from the sale of our common stock and warrants of approximately $10,146,000 in December 2024, net of offering costs, and proceeds received from the exercise of stock warrants of approximately $2,327,000.

Off-Balance Sheet Arrangements

As of April 30, 2026, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

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

Mineral Rights

Costs of leasing, exploring, carrying and retaining unproven mineral lease properties are expensed as incurred. Where we have identified proven and probable mineral reserves on any of our properties, development costs will be capitalized when all the following criteria have been met, a) we receive the requisite operating permits, b) completion of a favorable Feasibility Study and c) approval from our Board authorizing the development of the ore body. Until such time when all these criteria have been met, we will continue to expense all exploration and pre-development costs as incurred.

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

By rule, leases to explore for or use of natural resources are outside the scope of ASC 842, “Leases”.

Warrant Liability

We account for the warrants issued in March 2022 and April 2023, respectively, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classified these warrant instruments as liabilities and recorded them at fair value, as determined by using a Monte Carlo simulation model, at the time they were granted, and adjusted the instruments to fair value at the end of each reporting period. In May 2025, all then-outstanding warrants that qualified for liability treatment were exercised. Accordingly, the then-fair market value of the warrant liability was reclassified to Additional Paid-In Capital, and the remaining balance of the warranty liability was removed, resulting in a $1,495,000 gain, as presented on our consolidated statement of operations for the year ended April 30, 2026.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

U.S. Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of U.S. Gold corp. (the “Company”) as of April 30, 2026, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended April 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026, and the results of its operations and its cash flows for the year ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditors from 2016 through 2018 and subsequently reappointed as the Company’s auditor in 2019 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Houston, TX

July 29, 2026

Report of Independent Registered Public Accounting Firm (Marcum LLP)

To the Stockholders and Board of Directors of

U.S. Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of U.S. Gold Corp. (the “Company”) as of April 30, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended April 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025, and the results of its operations and its cash flows for the year ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

We served as the Company’s auditors from 2016 through 2018 and subsequently reappointed as the Company’s auditor in 2019 through 2025.

Houston, TX

July 29, 2025

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,
	2026	2025

ASSETS
CURRENT ASSETS:
Cash	$30,655,391	$8,168,767
Prepaid expenses and other current assets	1,540,447	726,631

Total current assets	32,195,838	8,895,398

NON - CURRENT ASSETS:
Property, net	2,294,199	431,875
Reclamation bond deposit	1,256,929	1,134,329
Operating lease right-of-use asset, net	96,223	34,410
Mineral rights	14,370,255	14,370,255

Total non - current assets	18,017,606	15,970,869

Total assets	$50,213,444	$24,866,267

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$495,052	$636,734
Stock payable	65,000	208,809
Operating lease liabilities, current portion	59,475	34,410

Total current liabilities	619,527	879,953

LONG- TERM LIABILITIES
Warrant liability	-	11,631,100
Asset retirement obligation	372,250	338,421
Operating lease liabilities, less current portion	36,748	-
Deferred tax liability	430,486	430,486
Total long-term liabilities	839,484	12,400,007

Total liabilities	1,459,011	13,279,960

Commitments and Contingencies (see Note 12)

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of April 30, 2026 and 2025	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 16,526,163 shares and 12,692,784 shares issued and outstanding as of April 30, 2026 and 2025	16,526	12,693
Additional paid-in capital	159,353,210	104,980,837
Accumulated deficit	(110,615,303)	(93,407,223)

Total stockholders’ equity	48,754,433	11,586,307

Total liabilities and stockholders’ equity	$50,213,444	$24,866,267

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	April 30, 2026	April 30, 2025

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes - general and administrative	2,418,223	2,198,480
Exploration costs	1,785,461	2,420,193
Professional and consulting fees	9,576,545	4,526,468
General and administrative expenses	5,219,706	3,860,372

Total operating expenses	18,999,935	13,005,513

Loss from operations	(18,999,935)	(13,005,513)

Other income (expense):
Interest income	280,855	160,591
Other income	16,000	-
Change in fair value of warrant liability	1,495,000	(7,714,200)

Total other income (expense)	1,791,855	(7,553,609)

Loss before provision for income taxes	(17,208,080)	(20,559,122)

Provision for income taxes	-	-

Net loss	$(17,208,080)	$(20,559,122)

Net loss per common share, basic and diluted	$(1.15)	$(1.80)

Weighted average common shares
outstanding - basic and diluted	14,978,113	11,429,229

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2026 AND 2025

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2024	10,732,277	$10,732	$90,297,824	$(72,848,101)	$17,460,455

Issuance of common stock, net of offering cost	1,457,700	1,458	10,144,165	-	10,145,623

Issuance of common stock for exercise of stock warrants	464,668	465	2,326,983	-	2,327,448

Issuance of common stock for services including accrued and prepaid services	30,212	30	119,970	-	120,000

Issuance of common stock for vested restricted common stock unit	7,927	8	(8)	-	-

Accretion of stock based compensation in connection with stock option grants	-	-	1,091,032	-	1,091,032

Stock-based compensation in connection with restricted common stock award grants and restricted and deferred common stock unit grants	-	-	1,000,871	-	1,000,871

Net loss	-	-	-	(20,559,122)	(20,559,122)

Balance, April 30, 2025	12,692,784	12,693	104,980,837	(93,407,223)	11,586,307

Issuance of common stock for cash, net of offering cost	1,960,700	1,960	31,693,453	-	31,695,413

Issuance of common stock for services including accrued and prepaid services	37,141	37	313,772	-	313,809

Issuance of common stock for exercise of stock options	14,287	15	74,737	-	74,752

Issuance of common stock for exercise of stock warrants	1,508,940	1,509	10,855,577	-	10,857,086

Issuance of common stock for cashless exercise of stock warrants	312,311	312	(312)	-	-

Reclassification of warrant liability into equity upon exercise of warrants	-	-	10,136,100	-	10,136,100

Accretion of stock based compensation in connection with stock option grants	-	-	637,921	-	637,921

Stock-based compensation in connection with restricted common stock award grants and restricted and deferred common stock unit grants	-	-	661,125	-	661,125

Net loss	-	-	-	(17,208,080)	(17,208,080)

Balance, April 30, 2026	16,526,163	$16,526	$159,353,210	$(110,615,303)	$48,754,433

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	April 30, 2026	April 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,208,080)	$(20,559,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64,887	32,390
Accretion	33,829	30,764
Amortization of right-of-use asset	58,730	57,485
Stock based compensation	1,366,546	2,146,903
Amortization of prepaid stock based expenses	37,500	22,500
Change in fair value of warrant liability	(1,495,000)	7,714,200
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(813,816)	222,202
Reclamation bond deposit	(122,600)	25,000
Accounts payable and accrued liabilities	(141,682)	326,430
Stock payable	65,000	166,309
Operating lease liability	(58,730)	(57,485)

NET CASH USED IN OPERATING ACTIVITIES	(18,213,416)	(9,872,424)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(3,331)	(6,158)
Purchase of land and building	(1,923,880)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,927,211)	(6,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance cost	31,695,413	10,145,623
Proceeds from issuance of common stock for exercise of stock option	74,752	-
Proceeds from issuance of common stock for exercise of stock warrants	10,857,086	2,327,448

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,627,251	12,473,071

NET INCREASE IN CASH	22,486,624	2,594,489

CASH - beginning of year	8,168,767	5,574,278

CASH - end of year	$30,655,391	$8,168,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$208,809	$42,500
Issuance of common stock for prepaid services	$37,500	$-
Reclassification of warrant liability into equity upon exercise of warrants	$10,136,100	$-
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$120,543	$21,564

See accompanying notes to consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2026

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-K, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for financial information, which includes the consolidated financial statements and presents the consolidated financial statements of the Company and its wholly-owned subsidiaries as of April 30, 2026. All intercompany transactions and balances have been eliminated. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation.

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

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there are little or no market data, which require the use of the reporting entity’s own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s warrant liability for warrants issued in connection with equity financings in March 2022 and April 2023 (see Note 9) was estimated using a Monte Carlo simulation model using Level 3 inputs. As the result of the exercise of all warrants classified as liabilities during the year, the Company has no remaining warrant liability as of April 30, 2026.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at April 30, 2026 and 2025. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates, at least annually, the rating of the financial institutions in which it holds deposits. At April 30, 2026 and 2025, the Company had bank balances of approximately $30.4 million and $7.9 million, respectively, exceeding the FDIC insurance limit on interest bearing accounts.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $1,540,447 and $726,631 at April 30, 2026 and 2025, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses principally include prepayments in cash and equity instruments for consulting, public relations, business advisory services, advertising and marketing, insurance premiums, mining claim fees, easement fees, options fees, and mineral lease fees which are being amortized over the terms of their respective agreements.

Property and Equipment

Property and equipment is carried at cost. The cost of repairs and maintenance is expensed as incurred, unless such repairs materially extend the useful life of the asset; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The following are the expected useful lives:

Furniture and office equipment	3 years
Vehicle	5 years
Land	Not depreciated
Building	15 years

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the then-carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the years ended April 30, 2026 and 2025.

Mineral Rights

Costs of leasing, exploring, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred. Where the Company has identified proven and probable mineral reserves on any of its properties, development costs will be capitalized when all the following criteria have been met, a) the Company receives the requisite operating permits, b) completion of a favorable Feasibility Study and c) approval from the Board of director’s authorizing the development of the ore body. Until such time all these criteria have been met, the Company expenses pre-development costs as incurred.

When a property reaches the production stage, the related capitalized costs will be amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. The Company assesses the carrying costs of the capitalized mineral properties for impairment under ASC 360-10, “Impairment of Long-Lived Assets”, and evaluates their carrying value under ASC 930-360, “Extractive Activities—Mining”, annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the then-carrying amount of the mineral properties.

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

Leases to explore for or for the use of natural resources are outside the scope of ASC 842, “Leases”.

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

Accounting for Warrants

Warrants are accounted for in accordance with the applicable accounting guidance provided in ASC 815, “Derivatives and Hedging” (“ASC 815”) as either derivative liabilities or as equity instruments, depending on the specific terms of the agreements. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). Instruments that are classified as liabilities are recorded at fair value at each reporting period, with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations for such period.

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

Warrant Liability

The Company accounts for the 625,000 warrants and 870,000 warrants issued in March 2022 and April 2023, respectively, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies these warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants is estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period (see Note 9). During the year ended April 30, 2026, all warrants for which a warrant liability had previously been established were exercised and the fair-market value at the time of exercise ($10,136,100) of the corresponding liability was reclassified to additional paid in capital resulting in the recognition of a gain of $1,495,000.

Offering Costs

Offering costs incurred in connection with the issuance of common stock primarily consisted of legal, placement agent fees and other costs that were directly related to registered stock offerings. Offering costs were allocated to the separable financial instruments issued in the registered direct offering based on the same proportion as the proceeds were allocated to the warrants and equity. Offering costs associated with warrant liabilities are expensed as incurred, presented as offering costs related to warrant liability in the consolidated statements of operations. Offering costs associated with the sale of common shares are charged against equity.

Remediation and Asset Retirement Obligation

Asset retirement obligations (“ARO”), consisting primarily of estimated reclamation costs at the Company’s CK Gold and Keystone properties, are recorded in the period incurred and when a reasonable fair value estimate of future reclamation costs can be made. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to accretion expense, which is included in general and administrative expenses on the Company’s Consolidated Statements of Operations. Corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s remaining useful life. AROs are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of reclamation and closure costs. The Company reviews and evaluates its AROs annually or more frequently at interim periods if deemed necessary.

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases. Operating lease right of use assets (“ROU”) represent the right to use the leased asset throughout the lease term, and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term as of the lease commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. Upon any election by the Company to extend a lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for re-measurement. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

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

Advertising cost

The Company applies ASC 720 “Other Expenses” to account for advertising costs. Pursuant to ASC 720-35-25-1, the Company expenses advertising expenses as incurred. Advertising costs include advertising primarily from social media ads and digital marketing ads. Advertising costs were approximately $3,284,000 and $2,430,394 for the years ended April 30, 2026 and 2025, respectively, were included in general and administrative expenses on the consolidated statement of operations.

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

All activities are related to the exploration and evaluation of mineral properties, and the Company has not commenced commercial operations or generated revenues to date. Internal reporting and decision-making are performed, and all financial results are reviewed on a consolidated basis by the CODM, without differentiation by individual exploration property. The single segment constitutes the entirety of the consolidated entity, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the fiscal years ended April 30, 2026 and 2025, the Company operated in one operating segment.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material effect on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to impact or are unrelated to its financial condition, results of operations, cash flows or disclosures.

In December 2023, FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in its annual financial statements for the year ended April 30, 2026 using a retrospective approach. The adoption of ASU 2023-09 on its annual disclosures did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 30, 2026, the Company had cash of approximately $30.7 million, working capital of approximately $31.6 million, which consists primarily of cash and prepaid expenses and other current assets, and an accumulated deficit of approximately $110.6 million. The Company recognized a net loss for the year ended April 30, 2026, and reported cash used in operating activities of approximately $17.2 million and $18.2 million, respectively. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financing. As noted in Note 10, in December 2025, the Company completed an offering which raised total gross proceeds of approximately $31.2 million before deducting fees and other estimated offering expenses. As of the date of filing the annual report for the year ended April 30, 2026, the Company has sufficient cash to fund its corporate activities and general and administrative costs and has undertaken project activities related to permitting and continued engineering studies. However, in order to advance any of its projects past the aforementioned objectives, the Company does not have sufficient cash and will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 — MINERAL RIGHTS

The Company’s CK Gold property contains proven and probable mineral reserves and, accordingly, is classified as a development stage property, as defined in S-K 1300. None of the Company’s other properties contain proven and probable mineral reserves, and all activities related to these properties are exploratory in nature.

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

As of the dates presented, mineral properties consisted of the following:

	April 30, 2026	April 30, 2025
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property consisted of the following:

	April 30, 2026	April 30, 2025
Site costs	$203,320	$203,320
Land	1,459,286	352,718
Building	817,311	-
Computer equipment	13,256	9,924
Vehicle	39,493	39,493
Total	2,532,666	605,455
Less: accumulated depreciation	(238,467)	(173,580)
Total	$2,294,199	$431,875

For the years ended April 30, 2026 and 2025, depreciation expense amounted to $64,887 and $32,390, respectively, and was included in general and administrative expenses in the accompanying consolidated statements of operations.

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

In accordance with ASC 842-40 (Sale and Leaseback Transactions), the Company evaluated and determined that the contractual leaseback payments are below market rent for comparable properties and terms. ASC 842-40 requires the adjustment of the purchase price of the underlying asset for any off-market terms of sale and leaseback transactions. A buyer-lessor should account for such difference as a prepayment of rent by the seller-lessee, which should be recognized as lease income along with the contractual leaseback payments.

Accordingly, the acquired land and building is recorded at an adjusted cost of $1,119,324, which consists of the purchase price of $1,095,336 and the off-market adjustment of $23,988 of deferred rent representing the value of the below-market leaseback terms. The deferred rent is presented within accounts payable and accrued liabilities on the Company’s consolidated balance sheet and is being amortized to other income ratably over the one-year term of the lease agreement. During the year ended April 30, 2026, amortization of deferred rent amounted to $15,992, and was included in other income as reflected in the accompanying consolidated statements of operations.

In January 2026, the Company acquired land located in Cheyenne, Wyoming for a total purchase price of $804,555.

NOTE 6 — ASSET RETIREMENT OBLIGATION

In conjunction with various permit approvals allowing the Company to undergo exploration activities at the CK Gold and Keystone projects, the Company has recorded an ARO based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity related to the Company’s ARO liability for the years presented:

	April 30, 2026	April 30, 2025

Balance, beginning of year	$338,421	$307,657
Retired	-	-
Accretion expense	33,829	30,764
Balance, end of year	$372,250	$338,421

For the years ended April 30, 2026 and 2025, accretion expense amounted to $33,829 and $30,764, respectively, and was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

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

On February 18, 2026, the Company entered into a fourth lease amendment effective as of May 1, 2026, to extend this lease for another period of one year expiring April 30, 2027, with an option to renew the lease for an additional one-year term. Under the fourth lease amendment, the monthly base will increase from $1,876 to $1,932 on May 1, 2026. On February 18, 2026, the effective date of the fourth lease amendment, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $42,489 based on the net present value of lease payments discounted using an incremental borrowing rate of 9.95%.

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

For the years ended April 30, 2026 and 2025, lease expense of approximately $80,000 and $76,000, respectively, was included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Right-of- use assets are summarized below:

	April 30, 2026	April 30, 2025
Operating leases	$96,223	$34,410

Operating Lease liabilities are summarized below:

	April 30, 2026	April 30, 2025
Operating lease, current portion	$59,475	$34,410
Operating lease, long term portion	36,748	-
Total lease liability	$96,223	$34,410

The weighted average remaining lease term for the operating leases is 1.63 years and the weighted average incremental borrowing rate is 9.95% at April 30, 2026.

The following table includes supplemental cash and non-cash information related to the Company’s leases:

	Years ended April 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$64,370	$61,034

Lease assets obtained upon lease modification	$120,543	$21,564

The remaining minimum lease payments under non-cancelable operating leases at April 30, 2026 are as follows:

Year ended April 30, 2027	$66,385
Year ended April 30, 2028	38,281
Less: imputed interest	(8,443)
Total present value of lease liability	$96,223

NOTE 8 — RELATED PARTY TRANSACTIONS

On November 25, 2024, the Company and Luke Norman Consulting Ltd. (“Norman Consulting”), an entity controlled by Luke Norman. Mr. Norman has served as a member of the Company’s Board of Directors since May 2018. Pursuant to the terms of the consulting agreement, Mr. Norman agreed to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships, in exchange for an annual consulting fee of $250,000, which is payable in monthly installments. The agreement for an initial term of 12 months and contained an automatic renewal provision unless terminated by the Company. Effective, January 1, 2026, the annual consulting fee was increased to $265,000. In addition, Norman Consulting is entitled to receive certain payments upon the occurrence of a “transformative transaction” (as defined in the November 2024 Agreement). The Company also agreed to compensate Norman Consulting for its past services to the Company for the period from March 2024 to October 2024 by (i) issuing 19,779 restricted shares of the Company’s common stock to Norman Consulting and (ii) paying a lump-sum cash payment of $65,000 to Norman Consulting. The Company paid consulting fees to Norman Consulting of $505,000 and $210,833 in cash during the year ended April 30, 2026 and 2025, respectively. The fiscal 2026 payments included a discretionary bonus of $250,000. The Company issued the 19,779 shares discussed above on June 26, 2025. Additionally, as of April 30, 2026, the Company recorded accounts payable and accrued expenses totaling $57,294 due to Norman Consulting that was included in accounts payable and accrued liabilities.

NOTE 9 — WARRANT LIABILITY

As of April 30, 2026 and 2025, the Company’s warrant liabilities were valued at $0 and $11,631,100, respectively. Under the guidance in ASC 815-40, certain warrants did not meet the criteria for equity treatment. These warrants included a clause whereby the warrant holder may be entitled to receive a net cash settlement upon the completion of a “fundamental transaction.” A fundamental transaction, as defined in the warrants, includes (a) any merger or consolidation by and between the Company and another Person, (b) the sale or other disposition by the Company of all or substantially all of its assets, (c) the completion of any tender offer or exchange offer pursuant to which the holders of greater than 50% of the Company’s outstanding common stock has agreed to tender or exchange their securities, and (d) the consummation of a stock purchase agreement or other business combination whereby another Person acquires more than 50% of the outstanding shares of common stock of the Company. In the event of a fundamental transaction, the holder of the warrant has the right to require that the Company purchase the warrant from the holder by paying the holder an amount of cash equal to a valuation based on the Black-Scholes Option Pricing Model reflecting an expected volatility equal to the greater of 100% or the 100-day volatility as of the trading day immediately following the public announcement of the applicable fundamental transaction. This volatility input precludes the Company from applying equity accounting as the warrant holder could receive a net cash settlement value that is greater than a holder of the Company’s common stock. Accordingly, the Company concluded that liability accounting was required.

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

As such, these warrants are recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity. In May 2025, the Company issued an aggregate of 870,000 shares of common stock upon the exercise of the 870,000 common stock purchase warrants and received proceeds of approximately $5,359,200. Additionally, in May 2025, the Company issued an aggregate of 260,071 shares of common stock upon the cashless exercise of the 625,000 common stock purchase warrants. The then- fair value of the warrant liability on the date of exercise of $10,136,100 was reclassified into additional paid in capital in May 2025 and the Company recognized a gain from the change of fair value of the warranty liability of $1,495,000, as reflected on the consolidated statement of operations for the year ended April 30, 2026

Measurement

The Company accounted for the 625,000 warrants issued on March 18, 2022 and the 870,000 warrants issued on April 10, 2023, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby the warrants did not meet the criteria for equity treatment and were recorded as a liability. In May 2025, the fair value of the warrant liability on the date of exercise was reclassified into additional paid in capital (see above).

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

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the years ended April 30, 2026 and 2025:

Warrant Liability
Fair value as of April 30, 2024	$3,916,900
Change in fair value of warrant liability	7,714,200
Fair value as of April 30, 2025	11,631,100
Reclassification into equity upon warrant exercise	(10,136,100)
Change in fair value of warrant liability	(1,495,000)
Fair value as of April 30, 2026	$-

NOTE 10 — STOCKHOLDERS’ EQUITY

As of April 30, 2026, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of April 30, 2026 and 2025.

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

On December 23, 2025, the Company entered into a Securities Purchase Agreement with certain investors providing for the issuance and sale by the Company in a non-brokered private placement (the “Offering”) of an aggregate of 1,922,159 shares of the Company’s common stock, at a purchase price of $16.25 per share, and warrants to purchase up to 961,079 shares of common stock, at an exercise price of $23 per share (the “December 2025 Warrants”). Each of the December 2025 Warrants are exercisable from their date of issuance and have a term expiring two years after the issuance date. The aggregate gross proceeds from the Offering were $31,235,084, before deducting legal and related offering expenses of $62,947. The Offering closed on December 23, 2025.

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

Additionally, between August 2025 and October 2025, the Company issued an aggregate of 52,240 shares of common stock upon the cashless exercise of 105,000 common stock purchase warrants.

Between November 2025 and January 2026, the Company issued an aggregate of 146,034 shares of common stock upon the exercise of 146,034 common stock purchase warrants and received proceeds of $1,892,193.

Between February 2026 and April 2026, the Company issued an aggregate of 57,857 shares of common stock upon the exercise of 57,857 common stock purchase warrants and received proceeds of $616,912.

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

In February 2026, the Company issued 7,000 shares of common stock upon the exercise of 7,000 stock options and received proceeds of approximately $35,140. Additionally in February 2026, the Company issued 1,093 shares of common stock upon the cashless exercise of 2,071 stock options.

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

On June 26, 2025, the Company issued an aggregate of 4,998 shares of common stock to a consultant in connection with a consulting agreement for services rendered from October 2024 to May 2025. The 4,998 shares of common stock had a fair value of approximately $40,000, or $8 per share, based on the quoted trading prices on the respective monthly valuation dates, which was fully vested and expensed over each monthly service period from October 2024 to May 2025. In connection with this issuance, the Company reduced accrued liabilities by $35,000 and recognized stock-based compensation of $5,000 during the year ended April 30, 2026.

On June 26, 2025, the Company issued 7,272 shares of common stock to a consultant in connection with a consulting agreement for services to be rendered from March 2025 to March 2026. The 7,272 shares of common stock had a fair value of approximately $60,000, or $8.25 per share, based on the quoted trading price on the starting date of the consulting agreement. The Company reduced accrued liabilities by $7,500 and recognized stock-based compensation of $52,500 during the year ended April 30, 2026.

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

On January 21, 2026, the Company issued an aggregate of 17,137 RSUs to various consultants for future services. The RSUs had a fair value of $329,720 or $19.24 per share of common stock based on the quoted trading price on the date of grant. The RSUs vests one year from the date of issuance.

On January 21, 2026, the Company issued an aggregate of 24,937 deferred stock units (DSUs) to three directors and 6,138 DSUs to a consultant of the Company for future services. The aggregate of 31,075 DSUs had a fair value of $597,885 or $19.24 per share, based on the quoted trading price on the date of grants, which was fully vested and expensed immediately.

On February 19, 2026, the Company issued an aggregate of 2,745 shares of common stock to a consultant in connection with a consulting agreement for services rendered from June 2025 to January 2026. The 2,745 shares of common stock had a fair value of $40,000, or $14.57 per share, based on the quoted trading prices on the respective monthly valuation dates, which was fully vested and expensed over each monthly service period from June 2025 to January 2026. In connection with this issuance, the Company recognized stock-based compensation of $40,000 during the year ended April 30, 2025.

On February 19, 2026, the Company issued an aggregate of 2,347 shares of common stock to a consultant in connection with a consulting agreement for services rendered from January 2025 to June 2025. The 2,347 shares of common stock had a fair value of $22,500, or $9.59 per share, based on the quoted trading prices on the respective monthly valuation dates, which was fully vested and expensed over each monthly service period from January 2025 to June 2025. In connection with this issuance, the Company reduced accrued liabilities by $15,000 and recognized stock-based compensation of $7,500 during the year ended April 30, 2025.

Total stock compensation expense for awards issued for services of $661,125 and $1,000,871 was expensed for the years ended April 30, 2026 and 2025, respectively. As of April 30, 2026, there were 85,683 unvested RSUs and 33,091 unvested DSUs outstanding, with a total unvested compensation expense of $1,406,790 remaining to be expensed, which will vest upon the occurrence of certain conditions and related vesting terms. Additionally, there were 509,763 vested RSUs and 42,249 vested DSUs that had been awarded but had not yet been converted into common stock. In total, 670,786 RSUs and DSUs, both vested and unvested, remained outstanding as of April 30, 2026.

A summary of the changes in RSUs and DSUs outstanding during the years ended April 30, 2026 and 2025, is as follows:

	Restricted and Deferred Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2024	433,475	$10.31
Granted	160,913	7.62
Vested and converted into common stock	(7,927)	9.34
Balance at April 30, 2025	586,461	$9.60
Granted	84,325	19.24
Balance at April 30, 2026	670,786	$10.81

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

Stock options

The following is a summary of the Company’s stock option activity during the years ended April 30, 2026 and 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2024	192,750	$5.54	3.44
Granted	293,730	7.65	5.00
Exercised	—	—	—
Forfeited	(27,810)	6.06	—
Cancelled	—	—	—
Balance at April 30, 2025	458,670	$6.86	3.77
Granted	109,588	19.24	5.00
Exercised	(17,702)	6.61	3.42
Forfeited	—	—	—
Cancelled	(2,500)	7.52	4.79
Balance at April 30, 2026	548,056	$9.34	3.16

Options exercisable at end of year	406,195	$6.80
Options expected to vest	141,861	$16.60
Weighted average fair value of options granted during the year		$10.73

As of April 30, 2026 and 2025, the aggregate intrinsic value of options outstanding and exercisable were $4,189,861 and $1,886,016, respectively.

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

The Company used the Black-Scholes model to determine the fair value of stock options granted during the years ended April 30, 2026 and 2025. In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Year Ended April 30, 2026	For the Year Ended April 30, 2025
Risk-free interest rate	3.83%	4.17% to 4.43%
Dividend yield	0.00%	0.00%
Expected volatility	62%	76% to 77%
Contractual and expected term (in years)	5.0	5.0
Forfeiture rate	0.00%	0.00%

Stock-based compensation for stock options recorded in the consolidated statements of operations totaled $637,921 and $1,091,032 for the years ended April 30, 2026 and 2025, respectively. A balance of $883,520 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.58 years.

Stock-based expense for stock options were recorded in the following as reflected in the consolidated statements of operations:

	For the Year Ended April 30, 2026	For the Year Ended April 30, 2025
Compensation and related taxes – general and administrative	$285,244	$485,528
Professional and consulting fees	352,677	605,504
Total	$637,921	$1,091,032

Stock Warrants

The following is a summary of the Company’s stock warrant activity during the years ended April 30, 2026 and 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance at April 30, 2024	4,179,262	$6.66	4.01
Granted	728,850	9.50	10.00
Exercised	(464,668)	5.01	3.02
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2025	4,443,444	$7.30	2.93
Granted	961,079	23.00	2.00
Exercised	(2,238,940)	6.86	1.64
Forfeited	—	—	—
Canceled	—	—	—
Balance at April 30, 2026	3,165,583	$12.38	2.05
Warrants exercisable at end of year	3,165,583	$12.38
Weighted average fair value of warrants granted during the year		$23.00

As of April 30, 2026 and 2025, the aggregate intrinsic value of warrants outstanding and exercisable were $19,104,178 and $17,002,347, respectively.

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

	April 30, 2026	April 30, 2025
Common stock equivalents:
Restricted and deferred stock units	670,786	586,461
Stock options	548,056	458,670
Stock warrants	3,165,583	4,443,444

Total	4,384,425	5,488,575

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

The future minimum lease payments as of April 30, 2026 under these mining leases are as follows, each payment to be made in the fourth quarter of the respective fiscal years:

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

The annual advance minimum royalty payments as of April 30, 2026 under the option agreement are as follows, each payment to be made on the first anniversary of the effective date of this option agreement and continuing until the tenth anniversary:

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

On March 13, 2026, the Company exercise its Option and paid one-time right of way fee of $26,240, an annual lease payment of $50,000, an annual right of way fee of $13,120, and a loss of grazing fee of $90 per the Agreement. The annual lease payment of $50,000 and annual right of way payment of $13,120 shall be amortized for one year, upon exercise of the Option, the Company agreed to grant the Landowner shares of the Company’s common stock worth $50,000 as a one-time fee which has been recognized as an option expense and included in general and administrative expenses during the year ended April 30, 2026. The Company has not issued the common stock worth $50,000 to the Landowner and was recorded in stock payable as reflected in the accompanying consolidated balance sheets as of April 30, 2026.

Legal Matters

From time to time the Company may be involved in claims and legal actions that arise in the ordinary course of business. To the Company’s knowledge, there are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

NOTE 13 — INCOME TAX

The deferred tax assets and deferred tax liabilities are approximated and summarized as follows:

Deferred tax assets:	April 30, 2026	April 30, 2025
Net operating loss carryover	$18,303,000	$14,586,000
Stock-based compensation	1,608,000	1,350,000
Exploration costs	285,000	345,000
Accrued remediation costs	68,000	56,000
Other	35,000	12,000
Subtotal	20,299,000	16,349,000
Less: valuation allowance	(18,557,000)	(14,619,000)
Total deferred tax assets	$1,742,000	$1,730,000

Deferred tax liabilities:	April 30, 2026	April 30, 2025
Acquired mineral rights in excess of tax basis in a tax-free merger	$(2,152,000)	$(2,152,000)
Other	(20,000)	(8,000)
Total deferred tax liabilities	$(2,172,000)	$(2,160,000)
Net deferred tax assets (liabilities)	$(430,000)	$(430,000)

The Company has a net operating loss carryforward for federal tax purposes totaling approximately $87.2 million at April 30, 2026. Approximately $11.3 million expires between the years 2029 and 2038, with approximately $75.8 million net operating losses incurred after December 31, 2017 that do not expire and can be utilized to offset up to 80% of future taxable income. As of April 30, 2023, the Company had identified certain adjustments that were required to past tax return filings, including those related to capitalized exploration expenses and share-based compensation. These adjustments were made to the Company’s net operating loss carryforward in the federal tax return for the year ended April 30, 2023. These adjustments are reflected in the carryforward amounts disclosed above. The Company does not have any state net operating loss carryforwards. The Company primarily operates in the states of Wyoming and Nevada which do not impose a corporate income tax. Any minor apportionment that may occur to any other taxable state will be immaterial to current and future operations of the Company. Therefore, the effective state tax rate used in the calculation of the Company’s deferred tax is 0%.

On August 10, 2020, the Company acquired mineral rights totaling $10,249,632 (see Note 4 – Mineral Rights) in a tax-free reorganization pursuant to IRC Section 368. The Company recorded the assets at fair value for financial reporting purposes and retained the seller’s tax basis which was zero resulting in a deferred tax liability on the business combination date. As required by ASC 740, the Company has recognized the deferred tax impact of acquiring the mineral rights asset in this transaction, with the amount paid exceeding the tax basis of the asset on the acquisition date. A portion of the deferred tax liability is offset by deferred tax assets recognized by the Company. The remaining portion of the deferred tax liability is not offset by deferred tax assets due to the indefinite life of the mineral rights. As of April 30, 2026, the Company’s remaining net deferred tax assets have been offset with a full valuation allowance as management is unable to conclude that it is not more-likely-than-not that the deferred tax assets will expire unrealized.

The differences between the provision (benefit) for federal income taxes and federal income taxes computed using the U.S. statutory tax rate of 21% were as follows:

	Years Ended April 30,
	2026		2025
Federal income tax provision (benefit) based on statutory rate	$(3,614,000)	21.0%	$(4,317,000)	21.0%
State income tax provision (benefit), net of federal taxes	—	—%	—	—%
Change in fair value of warrant liabilities	(314,000)	1.8%	1,620,000	(7.9)%
Change in prior year estimate	—	—%	(6,000)	—%
Other nondeductible expenses	7,000	(0.1)%	33,000	(0.1)%
Other nontaxable items	(17,000)	0.1%	—	—)%
Increase (decrease) in valuation allowance	3,938,000	(22.8)%	2,670,000	(13.0)%
Total tax provision (benefit) on income (loss)	$—	—%	$—	—%

The Company has assessed its tax positions and has determined that it has not taken a position that would give rise to an unrecognized tax liability being reported. In the event that the Company is assessed penalties and/or interest, penalties will be charged to other operating expenses and interest will be charged to interest expense.

The Company operates exclusively in the United States and in various state jurisdictions, primarily the states of Wyoming and Nevada. For both federal and state income tax purposes, the Company’s fiscal 2023 through 2026 tax years remain open for examination by the tax authorities under the general three-year statute of limitations. However, due to the Company’s federal net operating loss carryforward, the Internal Revenue Service has the ability to adjust this carryforward even if the losses were incurred in years that would otherwise be closed under the statute of limitations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management previously concluded that as of April 30, 2025, our disclosure controls and procedures were not effective due to the late filing of the Company’s Amendment No. 1 to its Form 10-K for the fiscal year ended April 30, 2025 to disclose the Part III information required by Form 10-K. To remediate the ineffectiveness of the Company’s disclosure controls and procedures, the Company formalized its processes with respect to identifying the filing deadlines for reports required to be filed under the Exchange Act, which included developing disclosure controls and procedures specific to identifying and complying with filing deadlines and expanding training for personnel involved in the preparation and filing of reports required to be filed under the Exchange Act. The Company’s remediation plan had been fully implemented as of April 30, 2026.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2026. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal controls over financial reporting as of April 30, 2026. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on that assessment, management concluded that such internal controls and procedures were effective as of April 30, 2026.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended April 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the information in our proxy statement for the 2026 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

We have adopted a Code of Ethics and Business Conduct that applies to all of our employees, including the principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions. The full text of our code of ethics can be found on the Corporate Governance page on our website. In the event our Board approves an amendment to or waiver from any provision of our code of ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

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

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information in our proxy statement for the 2026 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information in our proxy statement for the 2026 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the information in our proxy statement for the 2026 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information in our Definitive Proxy Statement on Schedule 14A for the 2026 Annual Meeting of Stockholders or amendment to this Form 10-K, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

EXHIBIT INDEX

2.1	Articles of Merger as filed with the Nevada Secretary of State on May 23, 2017. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 26, 2017.

3.1	Articles of Incorporation dated December 30, 2015 filed with the Secretary of State of the State of Nevada. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.1.1	Certificate of Amendment to Articles of Incorporation dated July 6, 2016. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 8, 2016.

3.1.2	Certificate of Amendment to Articles of Incorporation dated May 3, 2017. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on May 5, 2017.

3.1.3	Certificate of Amendment of Articles of Incorporation dated March 17, 2020. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 20, 2020.

3.1.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock dated December 30, 2015. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 8, 2016.

3.1.5	Certificate of Designations, Preferences and Rights of the Company’s 0% Series B Convertible Preferred Stock dated January 21, 2016. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 21, 2016.

3.1.6	Certificate of Designations, Preferences and Rights of the Company’s 0% Series C Convertible Preferred Stock dated May 2017. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001- 08266 on May 26, 2017.

3.1.7	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series D Convertible Preferred Stock dated August 3, 2016. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on August 5, 2016.

3.1.8	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series E Convertible Preferred Stock dated January 12, 2018. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 19, 2018.

3.1.9	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series F Convertible Preferred Stock June 19, 2019. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

3.1.10	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s 0% Series G Convertible Preferred Stock March 2020. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on March 30, 2020.

3.1.11	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s Series H Convertible Preferred Stock dated August 10, 2020. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

3.1.12	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of the Company’s Series I Convertible Preferred Stock dated August 10, 2020. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on August 13, 2020.

3.1.13	Articles of Merger, as filed with the Nevada Secretary of State effective as of June 26, 2017. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission, SEC file number 001-08266 on June 26, 2017.

3.2	Second Amended and Restated Bylaws dated November 1, 2018. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, filed on November 2, 2018.

4.1	Description of Securities. Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended April 30, 2021 filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2021.

4.2	Form of Common Stock Purchase Warrant dated May 2011. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K with the Securities and Exchange Commission, SEC file number 001-08266, filed on May 12, 2011.

4.3	Form of Class A Common Stock Purchase Warrant dated June 19, 2019. Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266 on June 20, 2019.

4.4	Form of Common Stock Purchase Warrant dated January 2021. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on January 28, 2021.

4.5	Form of Common Stock Purchase Warrant dated February 16, 2022. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

4.6	Form of Common Stock Purchase Warrant dated March 18, 2022. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

4.7	Form of Common Stock Purchase Warrant dated April 10, 2023. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

4.8	Amendment No. 1 to Warrants dated April 10, 2023. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

4.9	Form of Common Stock Purchase Warrant dated April 2024. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 19, 2024.

4.10	Form of Common Stock Purchase Warrant dated November 27, 2024. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 4, 2024.

4.11	Form of Common Stock Purchase Warrant dated December 23, 2025. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 23, 2025.

10.1	Assignment and Assumption of Earn-In Agreement dated November 9, 2022. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on November 15, 2022.

10.2	Form of Securities Purchase Agreement dated February 14, 2022. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on February 18, 2022.

10.3	Form of Securities Purchase Agreement dated March 15, 2022. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 21, 2022.

10.4	Form of Securities Purchase Agreement dated April 4, 2023. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 10, 2023.

10.5	Form of Securities Purchase Agreement dated April 15, 2024. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on April 19, 2024.

10.6	Form of Securities Purchase Agreement November 27, 2024. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 4, 2024.

10.7#	Employment Agreement dated December 4, 2020 by and between George Bee and U.S. Gold Corp. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.8#	Employment Agreement dated December 4, 2020 by and between Eric Alexander and U.S. Gold Corp. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on December 10, 2020.

10.9#	Employment Agreement dated July 19, 2021 by and between Kevin Francis and U.S. Gold Corp. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001- 08266, on July 22, 2021.

10.10#	Consulting Agreement dated March 10, 2021 by and between Luke Norman and U.S. Gold Corp. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 24, 2022.

10.11#	U.S. Gold Corp 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on September 24, 2019.

10.11.1#	First Amendment to the U.S. Gold Corp. 2020 Stock Incentive Plan dated November 9, 2020. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC File number 001-08266, on November, 10, 2020.

10.11.2#	Form of Restricted Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 16, 2026.

10.11.3#	Form of Restricted Stock Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 16, 2019.

10.11.4#	Form of Nonqualified Stock Option Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 16, 2026.

10.11.5#	U.S. Gold Corp. Amended and Restated 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.11.2 to Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended April 30, 2025 filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 10, 2025.

10.11.6#	Form of Deferred Stock Unit Award Agreement under the U.S. Gold Corp. 2020 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, SEC file number 001-08266, on March 16, 2026.

10.12#	Consulting Agreement dated November 25, 2024 between Luke Norman Consulting Ltd. And U.S. Gold Corp. Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended April 30, 2025 filed with the Securities and Exchange Commission, SEC file number 001-08266, on October 10, 2025.

10.13	Form of Securities Purchase Agreement dated December 15, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 23, 2025.

10.14	Form of Registration Rights Schedule dated December 23, 2025. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on December 23, 2025.

19.1	Insider Trading Policy effective June 14, 2021. Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K for the year ended April 30, 2024 filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

21.1	List of Subsidiaries.

23.1	Consent of Marcum LLP.

23.2	Consent of CBIZ CPAs P.C.

23.3	Consent of Mark Shutty

23.4	Consent of Andy Holloway

23.5	Consent of Alex Zaitchenko

23.6	Consent of Christopher Jacobs

23.7	Consent of Ivan Sabaj

23.8	Consent of Mohsin Hashmi

23.9	Consent of Mike Round

23.10	Consent of Justin Knudsen

23.11	Consent of Kevin Francis

31.1	Rule 13a-14(a) Certification of George Bee.

31.2	Rule 13a-14(a) Certification of Eric Alexander.

32.1 *	Section 1350 Certification of George Bee (Furnished not Filed).

32.2 *	Section 1350 Certification of Eric Alexander (Furnished not Filed).

96.1	S-K 1300 Technical Report Summary Feasibility Study for the CK Gold Project for U.S. Gold Corp., Wyoming, USA, effective March 30, 2026. Incorporated by reference to Exhibit 96.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission, SEC file number 001-08266, on May 15, 2026.

97.1#	U.S. Gold Corp Executive Compensation Clawback Policy effective November 14, 2023. Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the year ended April 30, 2024 filed with the Securities and Exchange Commission, SEC file number 001-08266, on July 29, 2024.

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

101.DEF Inline XBRL Taxonomy Extension Definition Link base Document

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

# Indicates management or compensating plan or arrangement

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. GOLD CORP.

Date: July 29, 2026	By:	/s/ George M. Bee
George M. Bee
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2026	By:	/s/ Eric Alexander
Eric Alexander
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 2026	By:	/s/ Luke Norman
Luke Norman, Director and Chairman

Date: July 29, 2026	By:	/s/ George M. Bee
George M. Bee, Director

Date: July 29, 2026	By:	/s/ Johanna Fipke
Johanna Fipke, Director

Date: July 29, 2026	By:	/s/ Robert W. Schafer
Robert W. Schafer, Director

Date: July 29, 2026	By:	/s/ Michael Waldkirch
Michael Waldkirch, Director

