Form 10-Q
period 2026-07-31
U.S. GOLD CORP.
filed 2026-09-11
CIK 27093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

Common Stock ($0.001 par value): As of September 10, 2026, there were 16,528,663 shares outstanding.

U.S. GOLD CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

Some information contained in or incorporated by reference into this Quarterly Report on Form 10-Q (this “Form 10-Q”) may contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements include comments relating to the ability of available cash reserves at July 31, 2026, to be sufficient for greater than the next twelve months; U.S. Gold Corp.’s (the “Company,” “we,” “us,” or “our”) ability to continue as a going concern expected legal and accounting expenses to maintain compliance with the Sarbanes-Oxley Act of 2002 and the effect of these expenses on the Company’s profitability and our results of operations; and the Company’s expectation that it will have sufficient cash to fund corporate activities, general administrative costs, and currently undertaken project activities related to permitting and engineering studies over the next twelve months; our expectations regarding pursuing additional sources of capital, which may include debt financing, equity financing, royalty or streaming arrangements, project-level financing, joint ventures, or a combination thereof; the timing, process, and outcome of permitting, construction, and development activities at the CK Gold Project; the assumptions and projections contained in our CK Gold Project feasibility study, including estimated mineral resources and mineral reserves, mine life, projected operating and capital costs, projected production, internal rate of return (“IRR”) and Net Present Value (“NPV”) calculations, and the possibility of upside potential at the project; the planned extensions of our leases; our planned expenditures during our fiscal year ending April 30, 2027; future exploration plans (including planned drill programs), expansion potential, anticipated testing results and expectations related to our properties; our anticipation of future environmental and regulatory impacts; and our business and operating strategies. These statements also include comments relating to: the evaluation of strategic alternatives, including potential mergers, acquisitions, strategic partnerships, and other business combination opportunities, and the Company’s formation of a Special Committee to assess such interest; the potential spin-out of the Keystone Project as a standalone exploration company and the expected benefits thereof, including minimizing shareholder dilution; the Company’s belief regarding the undervaluation of the CK Gold Project and the existence of multiple potential sources of additional future value beyond those identified in the March 2026 Feasibility Study; additional potential revenue streams and cost savings at the CK Gold Project, including potential aggregate and rail ballast production, additional gold recovery from tailings reprocessing, and alternative pit closure scenarios (including potential use of the expended pit as a water reservoir); the anticipated timing of a project financing announcement and construction decision, including the Company’s target of commencing construction as soon as late 2026, and the expected 18- to 24-month construction timeline supporting first production as soon as late 2028; the Company’s planned build-out of development and operations personnel to support the CK Gold Project; the Company’s intent to prioritize financing structures that minimize shareholder dilution, and its expectation that the current cash position will support near-term milestones; and the Company’s expectations regarding favorable U.S. domestic critical minerals policy and the supportive regulatory environment for American mining projects.

We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and variations of such words and similar expressions to identify forward-looking statements. Statements that contain these words discuss our future expectations and plans, or state other forward-looking information. Although we believe the expectations and assumptions reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations and assumptions will prove to be correct. Our actual results could differ materially from those expressed or implied in these forward-looking statements as a result of the factors set forth in, or incorporated by reference in this report, including:

●	Unfavorable results from our exploration activities;
●	Decreases in gold, copper or silver prices;
●	Whether we are able to access the necessary capital required to continue our business on terms acceptable to us or at all, and the likely negative effect of volatility in metals prices or unfavorable exploration results;
●	Whether we will be able to begin to mine and sell minerals successfully or profitably at any of our current properties at current or future metals prices;
●	Potential delays in our exploration activities or other activities to advance properties towards mining resulting from environmental consents or permitting delays or problems, accidents, problems with contractors, disputes under agreements related to exploration properties, unanticipated costs and other unexpected events;
●	Our ability to retain key management and mining personnel necessary to successfully operate and grow our business;
●	Economic and political events affecting the market prices for gold, copper, silver, and other minerals that may be found on our exploration properties;
●	Volatility in the market price of our common stock;
●	Our ability to successfully consummate strategic alternatives, including potential mergers, acquisitions, or spin-out transactions, on terms that are favorable to the Company or at all, and the potential for such transactions to distract management, result in additional costs, or fail to deliver anticipated benefits; and
●	The factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026 (“fiscal year 2026”) filed on July 29, 2026.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2026	April 30, 2026

ASSETS
CURRENT ASSETS:
Cash	$27,114,710	$30,655,391
Prepaid expenses and other current assets	1,420,460	1,540,447

Total current assets	28,535,170	32,195,838

NONCURRENT ASSETS:
Property, net	2,273,838	2,294,199
Reclamation bond deposit	1,256,929	1,256,929
Operating lease right-of-use asset, net	81,815	96,223
Mineral rights	14,370,255	14,370,255

Total noncurrent assets	17,982,837	18,017,606

Total assets	$46,518,007	$50,213,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$626,864	$495,052
Stock payable	80,000	65,000
Operating lease liabilities, current portion	61,142	59,475

Total current liabilities	768,006	619,527

LONG- TERM LIABILITIES
Asset retirement obligations	381,590	372,250
Operating lease liabilities, noncurrent portion	20,761	36,748
Deferred tax liability	430,486	430,486
Total long-term liabilities	832,837	839,484

Total liabilities	1,600,843	1,459,011

Commitments and Contingencies (see Note 12)

STOCKHOLDERS’ EQUITY :

Preferred stock, $0.001 par value; 50,000,000 shares authorized, no shares issued and outstanding as of July 31, 2026, and April 30, 2026	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 16,526,163 shares and 16,526,163 shares issued and outstanding as of July 31, 2026, and April 30, 2026	16,526	16,526
Additional paid-in capital	160,116,814	159,353,210
Accumulated deficit	(115,216,176)	(110,615,303)

Total stockholders’ equity	44,917,164	48,754,433

Total liabilities and stockholders’ equity	$46,518,007	$50,213,444

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	July 31, 2026	July 31, 2025

Net revenues	$-	$-

Operating expenses:
Compensation and related taxes	529,754	328,281
Exploration costs	335,641	275,081
Professional and consulting fees	2,437,064	1,448,415
General and administrative expenses	1,456,613	1,586,300

Total operating expenses	4,759,072	3,638,077

Loss from operations	(4,759,072)	(3,638,077)

Other income:
Interest income	152,199	65,578
Other income	6,000	-
Change in fair value of warrant liability	-	1,495,000

Total other income	158,199	1,560,578

Loss before provision for income taxes	(4,600,873)	(2,077,499)

Provision for income taxes	-	-

Net loss	$(4,600,873)	$(2,077,499)

Net loss per common share, basic and diluted	$(0.28)	$(0.15)

Weighted average common shares outstanding - basic and diluted	16,526,163	13,866,388

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2026	16,526,163	$16,526	$159,353,210	$(110,615,303)	$48,754,433

Accretion of stock-based compensation in connection with stock option grants	-	-	322,963	-	322,963

Stock-based compensation in connection with restricted common stock award grants and restricted and deferred common stock unit grants	-	-	440,641	-	440,641

Net loss	-	-	-	(4,600,873)	(4,600,873)

Balance, July 31, 2026	16,526,163	$16,526	$160,116,814	$(115,216,176)	$44,917,164

	Common Stock		Additional		Total
	$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2025	12,692,784	$12,693	$104,980,837	$(93,407,223)	$11,586,307

Issuance of common stock for services including accrued and prepaid services	32,049	32	251,277	-	251,309

Issuance of common stock for exercise of stock options	2,742	3	13,201	-	13,204

Issuance of common stock for exercise of stock warrants	1,038,384	1,038	6,481,974	-	6,483,012

Issuance of common stock for cashless exercise of stock warrants	260,071	260	(260)	-	-

Reclassification of warrant liability into equity upon exercise of warrants	-	-	10,136,100	-	10,136,100

Accretion of stock-based compensation in connection with stock option grants	-	-	79,746	-	79,746

Stock-based compensation in connection with restricted common stock award grants and restricted and deferred common stock unit grants	-	-	55,267	-	55,267

Net loss	-	-	-	(2,077,499)	(2,077,499)

Balance, July 31, 2025	14,026,030	$14,026	$121,998,142	$(95,484,722)	$26,527,446

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	July 31, 2026	July 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,600,873)	$(2,077,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,361	8,436
Accretion	9,340	8,479
Amortization of right-of-use asset	14,408	14,833
Stock based compensation	763,604	155,013
Amortization of prepaid stock-based expenses	-	-
Change in fair value of warrant liability	-	(1,495,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	119,987	(194,401)
Reclamation bond deposit	-	-
Accounts payable and accrued liabilities	131,812	257,300
Stock payable	15,000	22,500
Operating lease liability	(14,320)	(14,833)

NET CASH USED IN OPERATING ACTIVITIES	(3,540,681)	(3,315,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for exercise of stock option	-	13,204
Proceeds from issuance of common stock for exercise of stock warrants	-	6,483,012

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	6,496,216

NET (DECREASE) INCREASE IN CASH	(3,540,681)	3,181,044

CASH - beginning of period	30,655,391	8,168,767

CASH - end of period	$27,114,710	$11,349,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for accrued services	$-	$193,809
Issuance of common stock for prepaid services	$-	$37,500
Reclassification of warrant liability into equity upon exercise of warrants	$-	$10,136,100
Operating lease right-of-use asset and operating lease liability recorded upon lease modification	$-	$78,054

See accompanying notes to unaudited condensed consolidated financial statements.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company’s significant accounting policies from those disclosed in Form 10-K for the fiscal year ended April 30, 2026. As such, the discussion of certain significant accounting policies has been excluded from the footnotes presented herein.

Basis of presentation and principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information, which includes the unaudited condensed consolidated financial statements and presents the unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries as of July 31, 2026. All intercompany transactions and balances have been eliminated. The accounting policies and procedures used in the preparation of these unaudited condensed consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended April 30, 2026, which are contained in the Form 10-K filed on July 29, 2026. The unaudited condensed consolidated balance sheet as of April 30, 2026 was derived from those financial statements. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. Operating results during the three months ended July 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending April 30, 2027 (“fiscal year 2027”).

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

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents on hand at July 31, 2026, and April 30, 2026. The Company places its cash with high credit quality financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At July 31, 2026, and April 30, 2026, the Company had bank balances of approximately $26.8 million and $30.4 million, respectively, that exceed the FDIC insurance limit on interest bearing accounts.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

Property

Property and equipment is carried at cost. The cost of repairs and maintenance is expensed as incurred, unless such repairs materially extend the useful life of the asset; major replacements and improvements are capitalized. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. When assets are retired or disposed of, the cost and associated accumulated depreciation are removed from the Company’s balance sheet and any resulting gains or losses are included in the determination of net income (loss) for the period in which the disposition or retirement occurred.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not recognize any impairment during the three months ended July 31, 2026 and 2025.

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

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Accounting for Warrants

Warrants are accounted for in accordance with the applicable accounting guidance provided in ASC 815, Derivatives and Hedging (“ASC 815”) as either derivative liabilities or as equity instruments, depending on the specific terms of the agreements. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). Instruments that are classified as liabilities are recorded at fair value at each reporting period, with any change in fair value recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations for such period.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

The Company assessed the classification of its outstanding common stock purchase warrants as of the date of issuance and determined that such instruments, except for the warrants discussed under Warrant Liability below, met the criteria for equity classification under the guidance in ASC 260, Earnings Per Share; ASC 480, Distinguishing Liabilities from Equity; and ASC 815, Derivatives and Hedging. The Company has no outstanding warrants that contain a “down round” feature under ASC 815-10.

Warrant Liability

The Company accounted for the 625,000 warrants and 870,000 warrants issued in March 2022 and April 2023 (see Note – 9), respectively, in accordance with the guidance contained in ASC 815 whereby under that provision these warrants did not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified these warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period. This liability was re-measured at each balance sheet date until the warrants were exercised or expired, and any change in fair value was recognized in the Company’s statement of operations. The fair value of these warrants was estimated using a Monte Carlo simulation model. Such warrant classification was also subject to re-evaluation at each reporting period. During fiscal year 2026, all warrants for which a warrant liability had previously been established were exercised and the fair-market value at the time of exercise ($10,136,100) of the corresponding liability was reclassified to additional paid in capital, resulting in the recognition of a gain of $1,495,000.

Leases

The Company accounts for leases in accordance with ASC Topic 842. Operating lease right of use assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. Upon an election by the Company to extend a lease for additional years, such election will be treated as a lease modification, and the lease will be reviewed for re-measurement. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Advertising cost

The Company applies ASC 720, Other Expenses, to account for advertising costs. Pursuant to ASC 720-35-25-1, the Company expenses advertising expenses as incurred. Advertising costs primarily include social media and digital marketing ads. Advertising costs of approximately $950,000 and $1,195,000 for the three months ended July 31, 2026 and 2025, respectively, were included in general and administrative expenses in the unaudited condensed consolidated statement of operations.

Segment Information

The Company operates as a single operating and reportable segment. The Chief Executive Officer serves as Chief Operating Decision Maker and reviews financial information on a consolidated basis.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

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

On November 4, 2024, the FASB issued ASU No. 2024-03 Subtopic 220-40, Disaggregation of Income Statement Expenses (“ASU 2024-03”), to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and early adoption is permitted. ASU 2024-03 allows entities to apply the amendment prospectively or elect retrospective application. The Company is currently evaluating the impact the adoption of ASU 2024-03 may have on the Company’s consolidated financial statements.

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements.

On December 17, 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). The amendments in this update are to make other incremental improvements to GAAP and facilitate codification updates for a broad range of Topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as Codification improvements. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of ASU 2025-12 may have on the Company’s consolidated financial statements.

NOTE 3 — GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of July 31, 2026, the Company had cash of approximately $27.1 million, working capital of approximately $27.8 million, which consists primarily of cash and prepaid expenses and other current assets, and an accumulated deficit of approximately $115.2 million. The Company recognized a net loss for the three months ended July 31, 2026, of approximately $4.6 million and reported cash used in operating activities during the period of approximately $3.5 million. As a result of the utilization of cash in its operating activities, and the pre-development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been equity financing. As of the date of filing the quarterly report on Form 10-Q for the three months ended July 31, 2026, the Company has sufficient cash to fund its corporate activities and general and administrative costs and has undertaken project activities related to permitting and continued engineering studies. However, in order to advance any of its projects past the aforementioned objectives, the Company will need to raise additional funds. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these unaudited condensed consolidated financial statements.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

NOTE 4 — MINERAL RIGHTS

As of the dates presented, mineral properties consisted of the following:

	July 31, 2026	April 30, 2026
CK Gold Project	$3,091,738	$3,091,738
Keystone Project	1,028,885	1,028,885
Challis Gold Project	10,249,632	10,249,632
Total	$14,370,255	$14,370,255

NOTE 5 — PROPERTY AND EQUIPMENT

As of the dates presented, property and equipment consisted of the following:

	July 31, 2026	April 30, 2026
Site costs	$203,320	$203,320
Land	1,459,286	1,459,286
Building	817,311	817,311
Computer equipment	13,256	13,256
Vehicle	39,493	39,493
Total	2,532,666	2,532,666
Less: accumulated depreciation	(258,828)	(238,467)
Total	$2,273,838	$2,294,199

For the three months ended July 31, 2026 and 2025, depreciation expense of $20,361 and $8,436, respectively, was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

NOTE 6 — ASSET RETIREMENT OBLIGATIONS

In conjunction with various permit approvals permitting the Company to undergo exploration activities at the CK Gold and Keystone projects, the Company has recorded AROs based upon the reclamation plans submitted in connection with the various permits. The following table summarizes activity in the Company’s AROs for the periods presented:

	July 31, 2026	April 30, 2026

Balance, beginning of period	$372,250	$338,421
Retired	-	-
Accretion expense	9,340	33,829
Balance, end of period	$381,590	$372,250

For the three months ended July 31, 2026 and 2025, accretion expense of $9,340 and $8,479, respectively, was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

NOTE 7 – OPERATING LEASE RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

On May 1, 2021, the Company entered into a lease agreement for a facility in Cheyenne, Wyoming. Since then, the Company and the lessor have executed a number of amendments to the original lease agreement, each of which extended the initial lease term and increased the amount of the monthly base rent payment. Pursuant to the most recent (fourth) lease amendment, the lease term was extended through April 30, 2027, and the monthly base rent payment amount was increased to $1,932. The Company accounted for the lease agreement and subsequent lease amendments under ASC 842 and, accordingly, has recorded a right-of-use asset and a lease liability, both of which are reflected in the unaudited condensed consolidated balance sheets presented herein. The amount attributed to the right-of-use asset and lease liability as of the dates presented was calculated using an incremental borrowing rate of 9.95%.

On September 1, 2021, the Company entered into a lease agreement for another facility in Cheyenne, Wyoming. Since then, the Company and the lessor have executed a number of amendments to the original lease agreement, each of which extended the initial lease term and increased the amount of the monthly base rent payment. Pursuant to the most recent (second) lease amendment, the lease term was extended through August 31, 2027, and the monthly base rent payment amount was increased to $3,600. The Company accounted for the lease agreement and subsequent lease amendments under ASC 842 and, accordingly, has recorded a right-of-use asset and a lease liability, both of which are reflected in the unaudited, condensed consolidated balance sheets presented herein. The amount attributed to the right-of-use asset and lease liability as of the dates presented was calculated using an incremental borrowing rate of 9.95%.

During the three months ended July 31, 2026 and 2025, lease expense of $20,599 and $19,239, respectively, was included in general and administrative expenses as reflected in the accompanying unaudited condensed consolidated statements of operations.

Right-of- use assets are summarized below:

	July 31, 2026	April 30, 2026
Operating leases	$81,815	$96,223

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

Operating Lease liabilities are summarized below:

	July 31, 2026	April 30, 2026
Operating lease, current portion	$61,142	$59,475
Operating lease, noncurrent portion	20,761	36,748
Total lease liability	$81,903	$96,223

The weighted average remaining lease term for the operating leases is 1.39 years, and the weighted average incremental borrowing rate is 9.95% at July 31, 2026.

The following table includes supplemental cash and non-cash information related to the Company’s leases:

	Period ended July 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating lease	$16,596	$15,423
Lease assets obtained upon lease modification	$-	$78,054

The remaining minimum lease payments under non-cancelable operating leases at July 31, 2026, are as follows:

Year ended April 30, 2027- remainder	$49,789
Year ended April 30, 2028	38,281
Total	$88,070
Less: imputed interest	(6,167)
Total present value of lease liability	$81,903

NOTE 8 — RELATED PARTY TRANSACTIONS

On November 25, 2024, the Company and Luke Norman Consulting Ltd. (“Norman Consulting”), an entity controlled by Luke Norman, entered into a consulting agreement. Mr. Norman has served as a member of the Company’s Board of Directors since May 2022. Pursuant to the terms of the consulting agreement, Mr. Norman agreed to provide services related to investor and strategic introductions for potential mergers and acquisitions and other potential and strategic relationships in exchange for an annual consulting fee of $250,000, which is payable in equal monthly installments. The agreement stated an initial term of 12 months and contained an automatic renewal provision unless terminated by the Company. Effective January 1, 2026, the annual consulting fee was increased to $265,000. In addition, Norman Consulting is entitled to receive certain payments upon the occurrence of a “transformative transaction” (as defined in the November 2024 Agreement). The Company also agreed to compensate Norman Consulting for its past services to the Company for the period from March 2024 to October 2024 by (i) issuing 19,779 restricted shares of the Company’s common stock to Norman Consulting in June 2025 and (ii) paying a lump-sum cash payment of $65,000 to Norman Consulting. The Company paid cash consulting fees to Norman Consulting of $66,250 and $62,500 during the three months ended July 31, 2026 and 2025, respectively. Additionally, as of July 31, 2026, the Company recorded accounts payable and accrued expenses totaling $31,621 due to Norman Consulting that was included in accounts payable and accrued liabilities.

NOTE 9 — WARRANT LIABILITY

The Company has no warrant liability at July 31, 2026, and April 30, 2026, as all liability-classified warrants were exercised during fiscal 2026.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

Prior to exercise, the Company utilized a Monte Carlo Simulation model to estimate the fair values of the liability-classified warrants quarterly and recognized changes in the fair values in its unaudited condensed consolidated statements of operations or the audited consolidated statements of operations, as applicable, for the periods presented.

In May 2025, the Company issued an aggregate of 870,000 shares of common stock upon the exercise of the 870,000 common stock purchase warrants and received proceeds of approximately $5,359,200. Also in May 2025, the Company issued an aggregate of 260,071 shares of common stock upon the cashless exercise of the 625,000 common stock purchase warrants. As a result, the then-fair value of the warrant liability on the date of exercise of $10,136,100 was reclassified into additional paid in capital, and the Company recognized a gain associated with the fair-value adjustment of the warrants of $1,495,000 in the accompanying unaudited condensed consolidated statements of operations for the three months ended July 31, 2025.

NOTE 10 — STOCKHOLDERS’ EQUITY

As of July 31, 2026, authorized capital stock consisted of 200,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.001 per share, of which 1,300,000 shares are designated as Series A Convertible Preferred Stock, 400,000 shares are designated as Series B Convertible Preferred Stock, 45,002 shares are designated as Series C Convertible Preferred Stock, 7,402 shares are designated as Series D Convertible Preferred Stock, 2,500 shares are designated as Series E Convertible Preferred Stock, 1,250 shares are designated as Series F Preferred Stock, 127 shares are designated as Series G Preferred Stock, 106,894 shares are designated as Series H Preferred Stock, and 921,666 shares are designated as Series I Preferred Stock. The Company’s Board has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions granted to or imposed upon the preferred stock.

There were no shares of Preferred Stock outstanding as of July 31, 2026, and April 30, 2026.

Common Stock Issuances, Restricted Stock Awards, and RSUs/DSUs Granted for Services

On May 22, 2026, the Company issued 2,822 deferred stock units (DSUs) to a director of the Company for future services. The 2,822 DSUs had a fair value of $43,685, or $15.48 per share, based on the quoted trading price on the date of grant. The DSUs vest one year from the date of issuance.

On May 22, 2026, the Company issued 1,651 deferred stock units (DSUs) to a consultant of the Company for future services. The 1,651 DSUs had a fair value of $25,558, or $15.48 per share, based on the quoted trading price on the date of grant. The DSUs vest one year from the date of issuance.

Stock-based compensation expense for services (RSUs and DSUs) was recorded in the following amounts as reflected in the unaudited condensed consolidated statements of operations, depending on the recipient of the award:

	For the three months ended July 31, 2026	For the three months ended July 31, 2025
Compensation and related taxes	$320,866	$49,270
Professional and consulting fees	119,795	5,997
Total	$440,641	$55,267

As of July 31, 2026, there were 73,250 unvested RSUs and 35,548 unvested DSUs outstanding, with a total unvested compensation expense of $1,035,392 remaining to be expensed as further future vesting occurs. As of July 31, 2026, there were 522,196 vested RSUs and 44,265 vested DSUs that had been awarded but had not yet been converted into common stock. In total, 675,259 RSUs and DSUs, both vested and unvested, remained outstanding as of July 31, 2026.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

A summary of the changes in RSUs and DSUs outstanding during the three months ended July 31, 2026, follows:

	Restricted and Deferred Stock Units	Weighted Average Grant-Date Fair Value Per Share
Balance at April 30, 2026	670,786	$10.81
Granted	4,473	15.48
Vested and converted	-	-
Balance at July 31, 2026	675,259	$10.84

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

Stock options

The following is a summary of the Company’s stock option activity during the three months ended July 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at April 30, 2026	548,056	$9.34	3.16
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance at July 31, 2026	548,056	9.34	2.91

Options exercisable at end of period	438,468	$6.86
Options expected to vest	109,588	$19.24
Weighted average fair value of options granted during the period		$—

At July 31, 2026, and April 30, 2026, the aggregate intrinsic value of options outstanding and exercisable was approximately $2,682,000 and $4,190,000, respectively.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

Stock-based expense for stock options was recorded in the following amounts as reflected in the unaudited condensed consolidated statements of operations, depending on the recipient of the award:

	For the three months ended July 31, 2026	For the three months ended July 31, 2025
Compensation and related taxes	$119,325	$43,071
Professional and consulting fees	203,638	36,675
Total	$322,963	$79,746

A balance of $560,557 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.48 years.

Stock Warrants

A summary of the Company’s outstanding warrants to purchase shares of common stock as of July 31, 2026, and the changes during the period are presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance at April 30, 2026	3,165,583	$12.38	2.05
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Canceled	—	—	—
Total Warrants Outstanding at July 31, 2026	3,165,583	$12.38	1.80
Warrants exercisable at end of period	3,165,583	$12.38	1.80
Weighted average fair value of warrants granted during the period		$—

As of July 31, 2026, and April 30, 2026, the aggregate intrinsic value of warrants outstanding and exercisable was approximately $12,034,000 and $19,104,000, respectively.

NOTE 11 — NET LOSS PER COMMON SHARE

Net loss per share of common stock is calculated in accordance with ASC 260, Earnings Per Share. Basic loss per share is computed by dividing net loss available to common stockholder, by the weighted average number of shares of common stock outstanding during the period. In periods where the Company recognizes a net loss, all dilutive securities are excluded. The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

	July 31, 2026	July 31, 2025
Common stock equivalents:
Restricted and deferred stock units	675,259	586,461
Stock options	548,056	450,991
Stock warrants	3,165,583	2,780,060
Total	4,388,898	3,817,512

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Mining Leases

The CK Gold property position consists of two State of Wyoming Metallic and Non-metallic Rocks and Minerals Mining Leases: (1) State of Wyoming Mining Lease No. 0-40828, consisting of 640 acres, and (2) State of Wyoming Mining Lease No. 0-40858 consisting of 480 acres. These leases were assigned to the Company in July 2014 through the acquisition of the CK Gold Project. Leases to explore for or use natural resources are outside the scope of ASU 2016-02, Leases.

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

The future minimum lease payments at July 31, 2026, under these mining leases are as follows, with each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2027	$3,360
Fiscal 2028	3,360
Fiscal 2029	3,360
Fiscal 2030	3,360
Fiscal 2031	3,360
Fiscal 2032 and thereafter	4,800
$21,600

The Company may renew each lease for a fourth term, which will require annual payments of $4.00 per acre.

NPRC option:

The Company acquired from Northern Panther Resources Corporation (“NPRC”) a mineral property called Challis Gold located in Idaho pursuant to an option agreement dated February 2020, which was later amended in June 2020. The Company paid the minimum royalty payment of $25,000 in June 2025 for fiscal year 2026. The Company paid the minimum royalty payment of $25,000 in June 2026 for fiscal year 2027.

The annual advance minimum royalty payments as of July 31, 2026, under the option agreement are as follows, with each payment to be made on the first anniversary of the effective date of the option agreement and continuing until the tenth anniversary:

Fiscal 2028	$25,000
Fiscal 2029	25,000
Fiscal 2030	25,000
Fiscal 2031	25,000
Total	$100,000

100% of the advance minimum royalty payments will be applied to the royalty credits.

Exploration Access and Option to Lease Agreement

On August 25, 2021 (“Effective Date”), the Company entered into an Exploration Access and Option to Lease Agreement (the “Agreement”) with a private-party landowner (the “Landowner”) whereby the Landowner granted the Company an option (the “Option”) to lease and right-of-way (the “Right-of-Way”) on a property located in Laramie County, Wyoming. The Company may exercise the Option for five years (“Option Term”) from the Effective Date. During the Option, the Landowner granted non-exclusive rights (the “Exploration Access Rights”) to the Company to use the surface of the property for an annual exploration and access right payment of $10,000, thirty days after the effective date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised or expires. The Company is also required to pay an annual Option payment of $35,780 for the lease and $6,560 for the Right-of-Way within thirty days after the Effective Date and each year on the anniversary of the Effective Date during the Option Term until such time the Option is exercised by the Company or expires. The Company paid a total of $42,340 for each of the periods ended on September 1, 2021, 2022, 2023, 2024 and 2025, pursuant to this Agreement.

U.S. GOLD CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2026

At any time during the Option Term, the Company may exercise the Option by providing a written notice to the Landowner and the Company shall pay a one-time right-of-way payment of $26,240 at closing and shall execute a lease agreement. The exclusive option to lease (the “Lease”) and Right-of-Way is for a term of ten years with the right to extend for an additional ten years and requires an annual lease payment of $50,000, compensation for loss of grazing of $40.00 per acre impacted land and annual Right-of-Way payments of $13,120. In consideration for the option rights, lease rights and Right-of-Way rights under this Agreement, the Company agreed to grant the Landowner shares of the Company’s common stock worth $50,000, which shares will not vest, or be issued, until the Company executes the Lease.

On March 13, 2026, the Company exercised its Option and paid a one-time Right-of-Way fee of $26,240, an annual lease payment of $50,000, an annual Right-of-Way fee of $13,120, and a loss of grazing fee of $90 (for 2.25 acres impacted by the Right-of-Way). The annual lease payment of $50,000 and annual Right-of-Way payment of $13,120 shall be amortized for one year. Upon exercise of the Option, the Company agreed to grant the Landowner shares of the Company’s common stock worth $50,000 as a one-time fee which has been recognized as an option expense during fiscal year 2026. The Company anticipates issuing the common stock during the second quarter of fiscal 2027 and, accordingly, has recorded a stock payable liability, as reflected in the accompanying unaudited condensed consolidated balance sheet as of July 31, 2026.

The future minimum annual lease payments at July 31, 2026, under the Agreement, are as follows, with each payment to be made in the fourth quarter of the respective fiscal years:

Fiscal 2027	$63,120
Fiscal 2028	63,120
Fiscal 2029	63,120
Fiscal 2030	63,120
Fiscal 2031	63,120
Fiscal 2032 and thereafter	252,480
$568,080

Legal Matters

From time to time the Company may be involved in claims and legal actions that arise in the ordinary course of business. To the Company’s knowledge, there are no material legal proceedings pending to which the Company is a party or of which any of the Company’s property is the subject.

NOTE 13 — SUBSEQUENT EVENTS

On August 3, 2026, 337,524 common stock purchase warrants, with an exercise price of $14.50 per warrant, expired.

On August 25, 2026, the Company entered into a two-year agreement to lease certain office space in Cheyenne, Wyoming, in near proximity to the CK Gold property, beginning September 1, 2026. Monthly lease payments under the two-year lease agreement are $2,450 in year one and $2,524 in year two. The Company has the option to extend the lease for an additional one year at a 3% increase in rent, under the same terms.

On August 31, 2026, the Company issued an aggregate of 2,500 shares of common stock upon the exercise of 2,500 common stock purchase warrants and received aggregate cash proceeds of $11,200.

On September 3, 2026, the Company closed on the purchase of a property in Cheyenne, Wyoming, for approximately $1.85 million. The property consists of a building and land. At July 31, 2026, a purchase deposit in the amount of $205,000 associated with the purchase was included in Prepaid Expenses and Other Current Assets on the Company’s unaudited condensed consolidated balance sheet. The amount of the purchase deposit will be reclassified to Property and Equipment during the quarter ending October 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim unaudited condensed consolidated financial statements included herein have been prepared by U.S. Gold Corp. (the “Company”, “we”, “us”, or “our”) without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in interim unaudited consolidated financial statements prepared in accordance with U.S. GAAP, which are duplicate to the disclosures in the audited consolidated financial statements, have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Form 10-K for the fiscal year ended April 30, 2026, filed with the SEC on July 29, 2026.

In the opinion of management, all adjustments have been made consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the unaudited interim condensed consolidated financial position of us and our subsidiaries as of July 31, 2026, the results of our unaudited interim condensed consolidated statements of operations and changes in stockholders’ equity for the three months ended July 31, 2026 and 2025. The results of unaudited interim condensed consolidated operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements” above. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including the risk factors described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026.

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

In March 2026, we announced the results of the Feasibility Study for the CK Gold Project, which indicated, among other things:

●	an after-tax net present value of $632.0 million, based on prevailing metal prices at the time of the study;
●	that all required permits to begin construction have been secured and that a $5.0 million reclamation bond is in place to cover the first year of planned construction; and
●	an initial 11-year mine life and estimated reserves of 1.6 million gold equivalent ounces of gold, copper and silver.

Summary of Activities for the Three months ended July 31, 2026

During the three months ended July 31, 2026, we continued our focus on advancing our CK Gold Project in Wyoming and additionally performing field work for a potential drill program at the CK Gold Project. We also continue to enhance our understanding of our Keystone Project in Nevada and the Challis Gold Project in Idaho, for potential future exploration programs. Specifically:

●	In June 2026, we announced that we are developing a potential drill program at our CK Gold Project to test for mineral expansion adjacent and below the proposed pit and to follow up on new nearby magnetic anomalies.

●	In August 2026, we released a CEO Letter which provided an update on the Company’s activities for all 3 of its properties.

Results of Operations for the three-month periods ended July 31, 2026 versus 2025

Net Revenues

We are a development-stage company with no operations. Accordingly, we did not generate any revenue for the three-month periods ended July 31, 2026 and 2025.

Operating Expenses

Operating expenses for the three months ended July 31, 2026, totaled approximately $4,759,000 compared to approximately $3,638,000 for the three months ended July 31, 2025. The period-over-period increase of approximately $1,121,000 is primarily comprised of the following:

●	Compensation and related taxes – an increase of approximately $201,000 primarily due to increase in stock-based compensation related to RSUs and stock option grants to officers and employees, as well as increase in base salaries of our officers and employees.

●	Exploration costs - an increase of approximately $61,000 related to exploration activities and associated consulting expenses for our CK Gold property.

●	Professional and consulting fees - an increase of approximately $989,000 primarily due to:

○	an increase in director fees of approximately $397,000, primarily due to an increase in stock-based director fees as well as an increase in director compensation;
○	an increase in general strategic, permitting, engineering studies and consulting services costs of approximately $291,000 related to our CK Gold Project;
○	an increase in legal fees of approximately $171,000;
○	an increase in stock-based consulting expenses of approximately $111,000;
○	an increase in accounting fees of approximately $14,000; and
○	an increase in investor relation fees and other expenses of approximately $5,000.

●	General and administrative expenses – a net decrease in general and administrative expenses of approximately $130,000 due primarily to:

○	a decrease in advertising and marketing expenses of approximately $246,000;
○	an increase in office expenses of approximately $47,000;
○	an increase in insurance expense of approximately $18,000;
○	an increase in rent and lease expense of approximately $14,000;
○	an increase in travel and conference expenses of approximately $13,000;
○	an increase in public company expenses of approximately $12,000; and
○	an increase in depreciation and amortization expense of approximately $12,000.

Loss from Operations

We reported losses from operations of approximately $4,759,000 and $3,638,000 for the three months ended July 31, 2026 and 2025, respectively.

Other Income

We reported other income of approximately $158,000 and $1,561,000 for the three months ended July 31, 2026 and 2025, respectively. Other income primarily consisted of interest income and a change in the fair value of our warrant liability. Interest income increased by approximately $86,000 year-over-year, which is a result of higher cash balances during the quarter ended July 31, 2026, compared to the prior period.

During the three months ended July 31, 2025, all warrants for which a warrant liability had previously been established were exercised and the fair-market value at the time of exercise of the corresponding liability was reclassified to additional paid in capital, resulting in the recognition of a gain of $1,495,000. No such gain was recognized for the three months ended July 31, 2026.

Net Loss

We reported a net loss of approximately $4,601,000 and $2,077,000 for the three months ended July 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

In June 2023, we received an Industrial Siting Permit (“ISP”) from the Wyoming Department of Environmental Quality, Industrial Siting Division, authorizing the construction of the CK Gold Project. The permit is valid for three years and renewable. Construction activities were initiated in 2025 but were paused in January 2026 pending the completion of financing for the complete project development. Despite having initiated construction, the Company requested an extension to the permit validity period to avoid any confusion over the status of the project and its permit while financing activities advanced after the publication of the project feasibility study in March 2026. At a May 2026 hearing, the Industrial Siting Council approved an extension of the ISP through December 2027, with the request that resumption of construction activities should only proceed once the Company demonstrates financial capacity to complete construction in coordination with the Director of the Industrial Siting Division. If the existing ISP expires, we would be required to reapply for a new ISP, which would involve a new application, public notification process, environmental and socioeconomic impact review, and public hearing before the Industrial Siting Division with final approval from the Industrial Siting Council. See Item 1A. “Risk Factors—Risks Related to Our Business—The Industrial Siting Permit for the CK Gold Project is subject to an expiration deadline, and our failure to demonstrate adequate project financing and resume construction before that deadline could result in the loss of this key permit and materially delay or prevent development of the project” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026.

The Feasibility Study for the CK Gold Project estimates total initial capital costs of approximately $394 million (excluding $28 million of pre-production owner’s costs), which significantly exceeds our current financial resources. We will need to raise substantial additional capital through one or more financing transactions — which may include debt financing, equity financing, royalty or streaming arrangements, project-level financing, joint ventures, or a combination thereof — in order to fund construction and bring the project into production. See Item 1A. “Risk Factors—Risks Related to Our Business—We will require substantial external financing to develop the CK Gold Project, and there is no assurance that such financing will be available on acceptable terms or at all. Failure to secure project financing could result in indefinite delay or abandonment of the Project” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026.

In December 2025, we announced that we closed a private placement of 1,922,159 shares of our common stock at a price of $16.25 per share (the “Offering Shares”) and warrants to purchase 961,077 shares of our common stock at an exercise price of $23.00 per share (the “Warrants”), pursuant to a securities purchase agreement entered into with certain investors, resulting in total gross proceeds of approximately $31.2 million. The Warrants are immediately exercisable and will expire two years after the initial issuance date. Pricing of the Offering Shares was set based on the close price of our common shares on December 15, 2025, of $16.91, representing an approximate 4% discount to the close price.

The following table summarizes total current assets, liabilities and working capital at July 31, 2026, compared to April 30, 2026, and the changes between those periods:

	July 31, 2026	April 30, 2026	Increase (decrease)
Current Assets	$28,535,170	$32,195,838	$(3,660,668)
Current Liabilities	$768,006	$619,527	$148,479
Working Capital	$27,767,164	$31,576,311	$(3,809,147)

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

Our unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with U.S. GAAP and have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. For the three months ended July 31, 2026 and 2025, we incurred net losses in the amounts of approximately $4,601,000 and $2,077,000, respectively. For the three months ended July 31, 2026, cash used in operating activities was approximately $3,541,000. As of July 31, 2026, we had cash of approximately $27,115,000, working capital of approximately $27,767,000, and an accumulated deficit of approximately $115,216,000. Our primary source of operating funds since inception has been equity financings. As of July 31, 2026, we expect to have sufficient cash to fund our corporate activities, general and administrative costs, and currently undertaken project activities related to permitting and engineering studies over the next twelve months. However, in order to advance any of our projects past the aforementioned objectives, we will need to raise additional funds. These matters raise substantial doubt about our ability to continue as a going concern for the twelve months following the issuance of the financial statements included in this Quarterly Report on Form 10-Q for the period ended July 31, 2026.

We intend to continue pursuing additional sources of capital, which may include debt financing, equity financing, royalty or streaming arrangements, project-level financing, joint ventures, or a combination thereof. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are unable to obtain additional financing or otherwise improve our liquidity, we may be required to significantly reduce operating expenditures, delay or abandon our projects, restructure obligations or pursue other strategic alternatives. See Item 1A. “Risk Factors—Risks Related to Our Financial Circumstances” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026.

Cash Used in Operating Activities

Net cash used in operating activities totaled approximately $3,541,000 and $3,315,000 for the three months ended July 31, 2026 and 2025, respectively. The year-over-year increase of approximately $226,000 is primarily due to the following:

●	a larger net loss for the period of approximately $2,523,000;
●	a decrease in gain from change in fair value of warrant liability of approximately ($1,495,000) (non-cash item);
●	an increase in stock-based compensation of approximately ($609,000) (non-cash item);
●	a larger change in prepaid expenses of approximately ($314,000);
●	a larger change in accounts payables and accrued liabilities of approximately $125,000; and
●	other miscellaneous items totaling approximately ($4,000).

Cash Provided by Financing Activities

Net cash provided by financing activities totaled approximately $0 for the three months ended July 31, 2026. Net cash provided by financing activities for the three months ended July 31, 2025, was approximately $6,496,000, which consisted of cash proceeds received in connection with the exercise of stock options and warrants.

Off-Balance Sheet Arrangements

As of July 31, 2026, we did not have, and do not have any present plans to implement, any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements for a summary of recently issued accounting pronouncements.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates during the three months ended July 31, 2026. Critical accounting estimates made in accordance with our significant accounting policies are regularly discussed with the Audit Committee of the Company’s board of directors. Our critical accounting estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, and our significant accounting policies are discussed in Note 2 to our consolidated financial statements thereto, included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, filed with the SEC on July 29, 2026.

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

In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2026. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may be involved in claims and legal actions that arise in the ordinary course of business. To our knowledge, there are no material legal proceedings pending to which we are a party or of which any of our property is the subject.

Item 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include disclosure under this item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act and subpart 104 of Regulation S-K, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three months ended July 31, 2026, the Company and its properties or operations were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act or subpart 104 of Regulation S-K.

Item 5. OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the three months ended July 31, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

U.S. GOLD CORP.

Date: September 11, 2026	By:	/s/ George M. Bee
George M. Bee
Chief Executive Officer
(Principal Executive Officer)

Date: September 11, 2026	By:	/s/ Eric Alexander
Eric Alexander
Chief Financial Officer
(Principal Financial and Accounting Officer)

